Form 10-Q
period 2003-09-30
FIRST MARBLEHEAD CORP
filed 2003-11-14
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2003

Commission File Number 001-31825

The First Marblehead Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3295311 (I.R.S. Employer Identification No.)
30 Little Harbor, Marblehead, Massachusetts (Address of Principal Executive Offices)	01945 (Zip Code)
Registrant's telephone number, including area code: (781) 639-2000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    No    ☒

        As of November 5, 2003, the registrant had 61,684,010 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION

Table of Contents

Part I. Financial Information

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Cash and other short-term investments	$9,745,639	$16,756,653
Securities purchased under resale agreements	1,203,484	1,570,365

Total cash and cash equivalents	10,949,123	18,327,018

Service receivables:
Structural advisory fees	10,507,417	10,785,583
Residuals	45,194,619	43,600,465
Processing fees from The Education Resources Institute (TERI)	1,896,489	2,519,435

	57,598,525	56,905,483
Other receivables	303,637	142,818

Property and equipment	7,396,879	6,255,181
Less accumulated depreciation and amortization	(2,235,140)	(1,839,319)

Property and equipment, net	5,161,739	4,415,862
Goodwill	3,176,497	3,176,497
Intangible assets, net	3,514,990	3,608,538
Prepaid and other assets	1,569,220	477,019

Total assets	$82,273,731	$87,053,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,603,841	$13,558,897
Net deferred tax liability	13,893,167	14,395,985
Notes payable to TERI	6,510,195	6,674,020

Total liabilities	31,007,203	34,628,902

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 53,593,200 and 53,185,440 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	133,983	132,964
Additional paid-in capital	15,556,605	13,638,243
Retained earnings	35,575,940	38,653,126

Total stockholders' equity	51,266,528	52,424,333

Total liabilities and stockholders' equity	$82,273,731	$87,053,235

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2003	2002
Service revenue:
Structural advisory fees (See Note 3)	$(278,166)	$372,026
Residuals (See Note 3)	1,594,154	408,184
Administrative and other fees	313,212	352,356
Processing fees from TERI	7,839,711	5,219,719

Total service revenue	9,468,911	6,352,285

Operating expenses:
Compensation and benefits	8,869,572	4,538,458
General and administrative expenses	6,341,653	3,989,622

Total operating expenses	15,211,225	8,528,080

Loss from operations	(5,742,314)	(2,175,795)

Other (income) expense:
Interest expense	119,563	394,438
Interest income	(20,883)	(21,234)
Other income	—	(400)

Total other expenses, net	98,680	372,804

Loss before income tax expense	(5,840,994)	(2,548,599)
Income tax benefit	(2,763,808)	(952,675)

Net loss	$(3,077,186)	$(1,595,924)

Net loss per share, basic	$(0.06)	$(0.03)
Net loss per share, diluted	(0.06)	(0.03)
Weighted average shares outstanding, basic	53,325,632	52,842,254
Weighted average shares outstanding, diluted	53,325,632	52,842,254

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Capital stock	Paid-in capital	Retained earnings	Total stockholders' equity
Balance at June 30, 2003	132,964	13,638,243	38,653,126	52,424,333

Options exercised	1,019	275,989	—	277,008
Non-cash compensation	—	1,642,373	—	1,642,373
Net loss	—	—	(3,077,186)	(3,077,186)

Balance at September 30, 2003	$133,983	$15,556,605	$35,575,940	$51,266,528

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,077,186)	$(1,595,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	395,821	253,121
Amortization	280,430	240,483
Non-cash compensation	1,642,373	—
Change in assets/liabilities:
Decrease (increase) in processing fees from TERI and other receivables	462,127	(114,883)
(Increase) decrease in structural advisory fees	278,166	(372,026)
Increase in residuals	(1,594,154)	(408,184)
Increase in prepaid and other assets	(1,092,201)	(37,306)
Increase in deferred tax liability	(502,818)	(952,675)
(Decrease) increase in accounts payable and accrued expenses	(2,955,056)	1,112,317

Net cash used in operating activities	(6,162,498)	(1,875,077)

Cash flows from investing activities:
Purchases of property and equipment	(1,141,698)	(470,751)
Net cash paid for acquisition of TERI's loan processing operations	(186,882)	(341,190)

Net cash flow used in investing activities	(1,328,580)	(811,941)

Cash flows from financing activities:
Repayment on notes payable to TERI	(163,825)	—
Stock warrants and options exercised	277,008	1,615,481

Net cash provided by financing activities	113,183	1,615,481

Net decrease in cash and cash equivalents	(7,377,895)	(1,071,537)
Cash and cash equivalents, beginning of period	18,327,018	7,316,333

Cash and cash equivalents, end of period	$10,949,123	$6,244,796

Supplemental disclosures of cash flow information:
Interest paid	$119,563	$394,438

Income taxes paid	$6,435,000	$89,250

Supplemental disclosure of non-cash activities:
Structural advisory fees and residuals	$1,039,165	$780,210

Non-cash compensation	$1,642,373	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of Business and Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes filed as Exhibit 99.1 to this current report on Form 10-Q.

  Student Loan Market Seasonality and Revenue Related to Securitization Transactions

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process increased volume of loan applications during November and December, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from TERI that the Company earns in a particular quarter.

        Consistent with the Company's past practice of conducting securitization transactions in our second and fourth fiscal quarters, the Company did not conduct a securitization transaction during the first quarter of either fiscal 2004 or fiscal 2003. Therefore, during these quarters the Company did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions.

  Initial Public Offering

        During the three months ended September 30, 2003, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission registering 14,375,000 shares of the Company's common stock, including:

  •
  6,875,000 shares offered by the Company;

  •
  5,625,000 shares offered by the Company's selling stockholders;

  •
  1,031,250 shares that the underwriters had the option to purchase from the Company to cover over-allotments; and

  •
  843,750 shares that the underwriters had the option to purchase from certain selling stockholders to cover over-allotments.

        All of the 14,375,000 shares were sold on November 5, 2003 at a price to the public of $16.00 per share. Net proceeds of the initial public offering to the Company, after underwriting discounts but excluding offering expenses, were approximately $117.6 million. The Company did not receive any of the proceeds of the sale of the shares sold by the selling stockholders.

  Concentrations

  TERI

        In its role as guarantor in the private education lending market, The Education Resources Institute, Inc. (TERI) agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private student loans, with limited exceptions. As of September 30, 2003, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, the Company's clients may not wish to enter into guarantee arrangements with TERI. In addition, the Company may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that the Company structures could increase.

  PHEAA

        There are currently six TERI-approved loan servicers. The Company currently utilizes three of these servicers. Pennsylvania Higher Education Assistance Agency (PHEAA) currently services substantially all loans for which the Company facilitates origination. This arrangement allows the Company to increase the volume of loans in its clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

  Significant Customers

        In the first quarter of fiscal 2004, processing fees from TERI represented approximately 83% of total service revenue. The Company did not recognize more than 10% of total service revenue from any other customer.

  Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions.

        The Company's significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements included in exhibit 99.1 to this quarterly report. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most "critical"—that is, those that are most important to the portrayal of the Company's financial condition and results of operations. These require the Company's most difficult, subjective and complex judgments, often requiring the Company to make estimates about the effect of matters that are inherently uncertain. These accounting policies involve the recognition and valuation of the Company's service revenue related to the securitizations that it structures for its clients, as well as the valuation of goodwill and intangible assets. The Company also considers its policy with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates to be a critical accounting policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates".

(2)   Stock Options

        The Company applies Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123.

        The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

        For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company's consolidated pro forma net loss and net loss per share for the three month periods ended September 30, 2003 and 2002, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, are as follows:

	Three months ended September 30,
	2003	2002
Net loss—as reported	$(3,077,186)	$(1,595,924)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(485,854)	(459,931)

Net loss—pro forma	$(3,563,040)	$(2,055,855)

Net loss per share—basic—as reported	$(0.06)	$(0.03)
Net loss per share—basic—pro forma	(0.06)	(0.03)
Net loss per share—diluted—as reported	(0.06)	(0.03)
Net loss per share—diluted—pro forma	(0.06)	(0.03)

(3)   Service Receivables

        Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loan, net of prepayment, default and recovery estimates. The fees are paid to the Company from the various separate securitization trusts (NCT trusts) established by The National Collegiate Trust and from The National Collegiate Master Student Loan Trust I (NCMSLT). Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by First Marblehead Education Resources, Inc., a wholly owned subsidiary of FMC, on TERI's behalf.

        The Company did not conduct any securitization transactions in either of the three month periods ended September 30, 2003 or 2002. The Company does, on a quarterly basis, update its estimate of the present value of its structural advisory fees and residuals receivables, to reflect the passage of time, any change in discount rates used to estimate their present value, and any changes to the trust performance metrics that the Company considers in its present value estimates, such as default, recovery, prepayment and forward LIBOR rates.

        The Company made no changes in its assumptions regarding default rates, prepayment rates and recovery rates in the first quarters of either fiscal 2004 or 2003, nor did it make any change in the 12% discount rates that it uses to value residual income.

        The Company uses an implied forward one-month LIBOR curve to estimate trust cash flows. During the three month period ended September 30, 2003, the rates along the implied forward one-month LIBOR curve increased between 25 and 75 basis points. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates in the three month period ended September 30, 2002 did not have a material impact on the fair market value of these receivables during that period.

        The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1 to September 30, 2003, this rate increased by 62 basis points from 5.33% to 5.95%. From July 1 to September 30, 2002, this rate decreased by 99 basis points from 6.86% to 5.87%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of the Company's structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company's estimate of their fair market value. In determining an appropriate discount rate for valuing residuals, the Company reviews the rates used by student loan securitizers, such as SLM Corporation, and rates used in the much broader commercial mortgage-backed securities, or CMBS, market. The Company believes that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. The Company believes that the 12% discount rate it uses is appropriate given the maximum 24-year life of the trust assets and residuals.

        The following table summarizes the changes in the fair value of the structural advisory fees receivable for the three month periods ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003	2002
Fair value at beginning of period	$10,785,583	$4,760,468
Additions from structuring new securitizations	—	—
Fair market value adjustments	(278,166)	372,026

Fair value at end of period	$10,507,417	$5,132,494

        The following table summarizes the changes in the fair value of the residuals receivables for the three month periods ended September 30, 2003 and 2002, respectively:

	Three months ended September 30,
	2003	2002
Fair value at beginning of period	$43,600,465	$13,573,360
Additions from structuring new securitizations	—	—
Fair market value adjustments	1,594,154	408,184

Fair value at end of period	$45,194,619	$13,981,544

(4)   Related Party Transactions

        On March 4, 2002, the Company advanced an unsecured loan to a non-executive employee in the amount of $40,000 to be repaid over 5 years at 6% interest per year through payroll deductions, of which $33,868 and $35,444 was outstanding at September 30, 2003 and June 30, 2003, respectively.

        At September 30, 2003 and June 30, 2003, Milestone Capital Management (MCM), an institutional money management firm was managing approximately $9.3 million and $15.8 million, respectively, of cash and cash equivalents for the Company and charging its standard fees for its services. One of the Company's directors is a director of MCM. Members of the director's immediate family own approximately 40% of MCM's outstanding equity.

(5)   Borrowings from Related Parties

  (a)    Line of Credit

        The Company entered into a $975,000 revolving line of credit with a bank effective April 24, 2002 of which none was outstanding at September 30, 2003 or June 30, 2003. The line of credit matured on April 24, 2003 and was renewed through December 31, 2003 subject to the same terms and conditions, with interest payable at 1% above the highest published Wall Street Journal prime rate. The terms of the line of credit require that: the Company maintain accurate books and records; the assets be free of all liens, encumbrances and financing not approved by the lender; and when there is a balance outstanding under the line, no dividends or payments of principal and interest on any loans held by any guarantor, officer, director or stockholder may be made. A member of the board of directors of the Company is also a director and significant stockholder of a company that owns the bank. The Company believes that the line of credit is on substantially the same terms as those prevailing at the same time for comparable transactions with third parties. The Company is in the process of transitioning its banking relationship to its new revolving line of credit provider, and does not expect to renew this credit facility.

  (b)    Notes Payable to Related Parties

        The Company utilized borrowings with conditional warrants totaling $5.5 million from stockholders and certain affiliates to fund the acquisition of TERI's loan processing operations. The notes payable were to mature on May 30, 2004, with interest payable quarterly, at an annual rate of 10% of the current principal balance. Additional interest was required to be paid at a rate of 15% of the outstanding balance as of June 1 of the previous year each May 30 until maturity. The terms of the borrowings required quarterly condensed financial statement reporting within 60 days of quarter-end, reporting of cash flow activities within 30 days of month-end, and audited financial statements within 180 days of year-end. The notes were paid in full on May 30, 2003. The notes would have entitled each stockholder to a portion of 22,072,000 of conditional warrants that provided the right to purchase up to a specified number of shares of FMC's common stock at an exercise price of $0.25 per share if the notes were at any time in default, including for non-payment of the additional interest. The value ascribed to the warrants, which expired prior to becoming exercisable, was not material.

  (c)    Notes Payable to TERI

        In connection with the acquisition of TERI's loan processing operations, the Company entered into a Note Payable Agreement with TERI on June 20, 2001, amounting to $3.9 million, $2.0 million of which relates to the acquisition of TERI's software and network assets and $1.9 million of which relates to the workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets and workforce-in-place intangible assets. The outstanding balance of this note payable at September 30, 2003 and June 30, 2003 amounted to $3.2 million and $3.3 million, respectively.

        The Company also entered into a second note payable, amounting to $4.0 million, with TERI on June 20, 2001 to fund the acquisition of TERI's loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at September 30, 2003 and June 30, 2003 amounted to $3.3 million and $3.4 million, respectively.

(6)   Revolving Line of Credit

        On August 28, 2003, the Company entered into an agreement with Fleet National Bank (Bank) to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. The proceeds are available for working capital and general corporate purposes. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company's option, at the Bank's prime rate or the London Interbank Offered Rate, or LIBOR, plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. This agreement restricts the Company's ability to pay cash dividends in the event it is in default. At September 30, 2003, the Company had $6.5 million outstanding under the revolving line of credit. The Bank has also issued on the Company's behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the lease and sublease of office space. Third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount the Company may borrow under this revolving credit facility.

(7)   Stockholders' Equity

  Equity Transactions

        In August 2003, the stockholders approved a 10-for-1 stock split which became effective on August 25, 2003. As such, all prior period share data have been retroactively adjusted to reflect the stock split.

        An executive officer of the Company had an agreement with two principal stockholders of the Company relating to shares of common stock of the Company owned by these stockholders. Pursuant to this agreement, the executive officer earned non-cash compensation of $900,000 through June 30, 2003. The executive officer earned non-cash compensation of approximately $1.6 million during the first quarter of fiscal 2004. On September 30, 2003, the agreement was terminated in exchange for vested options issued by these two principal stockholders.

  Authorized Shares

        In July 2003, the Board of Directors approved, and in August 2003 the stockholders approved, an increase in the total number of shares of common stock which the Company is authorized to issue from 14,280,440 to 25,000,000. In October 2003, the Board of Directors and stockholders approved an increase in the total number of shares of common stock which the Company is authorized to issue from 25,000,000 to 100,000,000.

  2003 Stock Incentive Plan

        In September 2003, the Company adopted its 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under the 2003 plan. As of September 30, 2003, no options had been issued under the 2003 plan.

  Offering

        On September 2, 2003, the Board of Directors authorized management to proceed with an initial public offering. The costs associated with the initial public offering will be capitalized and will be deducted from the proceeds upon the sale and issuance of stock. At September 30, 2003 and June 30, 2003, capitalized offering costs amounted to $888,275 and $72,298, respectively.

        After the offering, the Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

(8)   Subsequent Events

  Stock Split

        On October 9, 2003, the Board of Directors approved a 4:1 stock split to be effected as a stock dividend immediately prior to the effectiveness of the initial public offering. On October 29, 2003, the stockholders became entitled to payment of such stock dividend. All share data has been retroactively adjusted to reflect this stock split.

  2003 Employee Stock Purchase Plan

        In October 2003, the Company adopted its 2003 Employee Stock Purchase Plan, and authorized the issuance of up to a total of 400,000 shares of the Company's common stock to participating employees. Employees who own 5% or more of the Company's common stock are not eligible to participate under the purchase plan. Participation in the plan is voluntary.

(9)   New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify three classes of freestanding financial instruments that embody obligations for the issuer as a liability or, in some cases, assets. This statement generally is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard, a portion of which has been indefinitely deferred, did not and is not expected to have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ended after December 15, 2002 and the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002. We currently use the intrinsic method of accounting for stock options and have not yet determined if we will change to the fair value method of accounting for employee stock options.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applies FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At September 30, 2003, the existing securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. The Company is currently evaluating the securitization trusts created prior to January 31, 2003 to determine if the Company is the primary beneficiary. If the Company determines that it is the primary beneficiary of any of these securitization trusts, the Company expects the parties to the trust documents to amend them in order for these securitization trusts to be considered QSPEs.

        In June 2003, the FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The Company is monitoring the status of this Exposure Draft to assess the impact to the Company's financial condition and results of operations.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report. In addition to the historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to factors including, but not limited to, those set forth under "Factors That May Affect Future Results" below.

Overview

        We provide outsourcing services for private education lending in the United States. We provide services in connection with each of the five typical phases of the student loan lifecycle, offering our clients a single point of interface for:

  •
  program design and marketing;

  •
  borrower inquiry and application;

  •
  loan origination and disbursement;

  •
  loan securitization; and

  •
  loan servicing.

We receive fees for the services we provide in connection with both processing our clients' private student loans and structuring and administering securitizations of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans.

        We do not take a direct ownership interest in the loans our clients generate, nor do we serve as a lender or guarantor with respect to any loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services we are obligated by contract to observe them. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

        We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we believe we can enhance our service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. In fiscal 2003, we processed over 252,000 loan applications and facilitated more than $1.0 billion in loan disbursements for students at over 3,000 schools. We have provided structural, advisory and other services for 19 securitization transactions since our formation in 1991.

        We offer services in connection with loan programs targeted at two major marketing channels:

  •
  Private label programs that:

  •
  lenders market directly to prospective student borrowers and their families;

  •
  lenders market directly to educational institutions; and

  •
  businesses, unions, affinity groups and other organizations offer to their employees or members.

  •
  Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

        Our private label programs contributed $86.0 million, or 94.1%, of our total service revenue in fiscal 2003, while our GATE programs contributed $5.4 million, or 5.9%, of our total service revenue in fiscal 2003.

        In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with The Education Resources Institute, Inc., or TERI, the nation's oldest and largest guarantor of private student loans. We acquired TERI's loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI's staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. This agreement has a term through June 2006 and provides that either party may unilaterally exercise a right to renew the contract for an additional five-year term. Under the terms of a master loan guarantee agreement that we entered into with TERI, we also agreed to provide to TERI 25% of the residual interest in the securitizations of TERI-guaranteed loans that we facilitate in the future, and a right of first refusal to guarantee our private label clients' existing and future loan programs.

        The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The volume of loans for which we structured securitizations increased to approximately $560 million in fiscal 2003 from approximately $69 million in fiscal 2001. The total volume of loans for which we provided services grew to approximately $1.04 billion in fiscal 2003 from approximately $165 million in fiscal 2001.

        In the first quarter of fiscal 2004, we facilitated disbursement of approximately 70,000 loans in an aggregate principal amount in excess of $620 million. Approximately $477 million of this amount was available to us for securitization. In the comparable period of fiscal 2003, we facilitated disbursement of approximately 45,000 loans in an aggregate principal amount of approximately $382 million. Approximately $251 million of this amount was available to us for securitization.

        The dollar volume of the loans that we facilitated in the first fiscal quarter increased 63% as compared to the first quarter of 2003. The loans that we facilitated that are available to us for securitization increased 90% in the first quarter of 2004 as compared to the first quarter of 2003.

        Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at "cost" in the case of TERI-guaranteed loans, we generally enter into agreements with the private label lenders, and Bank of America, N.A. in the case of GATE programs, giving us the exclusive right to securitize the loans that they do not intend to hold, and we receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on these structural advisory fees and residuals. We discuss the manner in which we recognize them in our revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services, but do not have the exclusive right to securitize the loans that they originate.

        Changes in any of the following factors can materially affect our financial results:

  •
  the demand for private education financing;

  •
  the competition for providing private education financing;

  •
  the education financing preferences of students and their families;

  •
  applicable laws and regulations, which may affect the terms upon which our clients agree to make private student loans;

  •
  the private student loan securitization market, including the costs or availability of financing;

  •
  the general interest rate environment, including its effect on our discount rates;

  •
  borrower default rates; and

  •
  prepayment rates on private student loans, including prepayments through loan consolidation.

Securitizations and Related Revenue

        We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, special purpose trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. To date, we have utilized the following special purpose entities for the securitizations we have structured:

  •
  The National Collegiate Master Student Loan Trust I, or NCMSLT, was formed in fiscal 2002 to purchase exclusively TERI-guaranteed private label loans.

  •
  The National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, that have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans.

        In the future, we may securitize private label or GATE loans using new trust vehicles.

        Under the terms of some of our contracts with key lender clients, we have an obligation to securitize periodically, typically twice per year, the private student loans that these clients originate. We may agree with certain lenders to securitize more frequently in the future. If we do not honor our obligations to these lenders, we may be required to pay liquidated damages, generally not exceeding an amount equal to 1% of the face amount of the loans available for securitization.

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees. We charge structural advisory fees that are paid in two portions:

  •
  Up-front. We receive a portion of the structural advisory fees when the securitization trust purchases the loans. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers. In recent securitizations, these fees have ranged from 4.7% to 6.7% of the principal and capitalized interest of the loans securitized; and

  •
  Additional. We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loan. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103.5% to 105.0%. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

  •
  Residuals. We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and entitles us to receive:

  •
  in connection with securitizations in NCMSLT, 75% of the residual cash flows once the parity ratio reaches 103.5%; and

  •
  in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of securitized GATE loans, 10% of the residual cash flows.

    Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. We contribute no funding to NCMSLT, the trust that has securitized solely TERI-guaranteed private label loans. In connection with the three most recent securitizations of GATE loans in the NCT trusts, in order to accommodate a limited number of schools, we invested in the aggregate approximately one-third of our GATE-related up-front structural advisory fees to eliminate the risk exposure of those schools. These investments, which reduced our up-front structural advisory fees that would have been recognized in these periods, totaled $2.0 million, $1.8 million and $1.2 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, our investment comprised 5.6% of our total up-front structural advisory fees. In exchange for these investments, we received the rights to the residual interest that these schools would otherwise hold in the trust and accounted for these rights as residuals, consistent with the manner in which we account for our other residuals. The value of these residual interests is primarily affected by the loan performance at each school. In the case of securitizations in NCMSLT, we currently expect to receive the residuals beginning five to seven years after the date of a particular securitization. In the case of securitizations in the NCT trusts, we currently expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization.

  •
  Administrative and other fees. We receive administrative fees from the trusts ranging from 5 to 20 basis points per year of the debt balance of the trust for daily management of the trusts and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization. In addition, in connection with some securitizations, we receive other fees from originating lenders when their loans are purchased by the securitization trust. To date, these other fees have not been material.

Processing Fees from TERI

        We provide outsourcing services to TERI, including loan origination, customer service, default prevention, default processing and administrative services under a master servicing agreement between TERI and us. We recognize as revenue the monthly reimbursement that TERI provides us for the expenses we incur in providing these services.

Recognition and Valuation of Service Revenue

        We recognize up-front structural advisory fees as revenue at the time the securitization trust purchases the loans. In order for the securitization trust to purchase the loans, all of the applicable services must be performed, rating agencies must deliver their ratings letters, transaction counsel must deliver the required legal opinions and the underwriters must receive the debt securities created by the securitization trust. These events indicate that the securitization transaction has been properly structured and loans have been properly sold to the securitization trust.

        As required under accounting principles generally accepted in the United States of America, we also recognize additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization and before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured. We estimate the present value of the additional structural advisory fees and residuals based on certain assumptions we make about the timing and amount of payment.

        Statement of Financial Accounting Standards, or SFAS, No. 140 requires us to measure the additional structural advisory fees and residuals like investments in debt securities classified as available-for-sale or trading under SFAS No. 115, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivables on our balance sheet at fair value using a discounted cash flow model. We estimate the fair value both initially and each subsequent quarter and reflect the change in value in earnings for that period.

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use certain key assumptions to estimate their values. See "Application of Critical Accounting Policies and Estimates-Service Revenue."

        We recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services.

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. In fiscal 2003, we facilitated securitizations in the second and fourth fiscal quarters. In addition, during the third quarter of fiscal 2003, NCMSLT utilized funds raised in the second quarter securitization to acquire additional student loans from our clients, which generated service revenue for us in the third quarter. The following table sets forth our quarterly service revenue and net income (loss) for fiscal 2003:

	2003 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$6,352	$33,218	$15,629	$36,157
Net income (loss)	(1,596)	14,396	3,934	14,765

        We incurred a net loss of $3.1 million in the first fiscal quarter of 2004, as we did not structure a securitization in that quarter. We expect to structure and facilitate a securitization in the second fiscal quarter of 2004.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenue Related to Securitization Transactions

  Structural advisory fees and residuals

        Consistent with our past practice of conducting securitization transactions in our second and fourth fiscal quarters, we did not conduct a securitization transaction during the first quarter of either fiscal 2004 or fiscal 2003. Therefore, during these quarters we did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions.

        On a quarterly basis, we update our estimate of the present value of our additional structural advisory fees and residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. For a discussion of the assumptions we make in estimating our additional structural advisory fees and residuals, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates in the first quarters of either fiscal 2004 or 2003, nor did we make any change in the 12% discount rates that we use to value residual income.

        We use an implied forward one-month LIBOR curve to estimate trust cash flows. During the three month period ended September 30, 2003, the rates along the implied forward one-month LIBOR curve increased between 25 and 75 basis points. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates in the three month period ended September 30, 2002 did not have a material impact on the fair market value of these receivables during that period.

        We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1 to September 30, 2003, this rate increased by 62 basis points from 5.33% to 5.95%. From July 1 to September 30, 2002, this rate decreased by 99 basis points from 6.86% to 5.87%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair market value. In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, such as SLM Corporation, and rates used in the much broader commercial mortgage-backed securities, or CMBS, market. We believe that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

        During the first quarter of fiscal 2004, the fair value of our additional structural advisory fees decreased by approximately $278,000, as the accretion of the discounting inherent in these present value estimates and the impact of upward movement in the implied forward one-month LIBOR curve were more than offset by the effect of the increase in the discount rate during the period. During the first quarter of fiscal 2003, the fair value of our additional structural advisory fees increased by approximately $372,000, as both the accretion of the discounting inherent in these present value estimates and a decrease in the discount rate contributed to an increase in the value of these receivables.

        During the first quarters of fiscal 2004 and 2003, the fair value of our residual receivables increased by approximately $1.6 million and $408,000, respectively, due to the passage of time and the impact of movement in the implied forward one-month LIBOR curve. The amount of this fair value adjustment increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

        The following table summarizes the changes in the fair value of additional structural advisory fees for the three month periods ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003	2002
Fair value at beginning of period	$10,785,583	$4,760,468
Additions from structuring new securitizations	—	—
Fair market value adjustments	(278,166)	372,026

Fair value at end of period	$10,507,417	$5,132,494

        The following table summarizes the changes in the fair value of the residuals receivables for the three month periods ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003	2002
Fair value at beginning of period	$43,600,465	$13,573,360
Additions from structuring new securitizations	—	—
Fair market value adjustments	1,594,154	408,184

Fair value at end of period	$45,194,619	$13,981,544

  Administrative and other fees

        Administrative and other fees decreased to approximately $313,000 in the first quarter of fiscal 2004 from approximately $352,000 in the first quarter of fiscal 2003. Administrative fees charged to the securitization trusts increased by approximately $154,000 between periods, reflecting the higher debt balances in the trusts and an increase in the administrative fee rate charged to the NCT trusts between periods from 10 basis points to 20 basis points. We expect that our administrative fees will continue to increase as the debt balances in the securitization trusts continue to increase. This increase in administrative fees was offset by a decrease of approximately $193,000 in other processing fees as we stopped charging a loan origination fee on certain private label loans at the end of fiscal 2003.

Processing Fees from TERI

        Processing fees from TERI increased to $7.8 million for the first quarter of fiscal 2004 from $5.2 million for the first quarter of fiscal 2003. This increase was attributable to the growth in private label loan originations, which increased to $594 million in the first quarter of fiscal 2004 from $359 million in the first quarter of fiscal 2003. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes.

Operating Expenses

        Total operating expenses increased to $15.2 million in the first quarter of fiscal 2004 from $8.5 million in the first quarter of fiscal 2003. Compensation and benefits increased to $8.9 million in the first quarter of fiscal 2004 from $4.5 million in the first quarter of fiscal 2003. General and administrative expenses increased to $6.3 million in the first quarter of fiscal 2004 from $4.0 million in the first quarter of fiscal 2003.

        Compensation and benefits and general and administrative expenses increased between periods primarily as a result of an increase in personnel, as we continued to hire additional personnel to meet the operating requirements from our growing loan processing and securitization activities. In addition, in the first quarter of fiscal 2004, we incurred a non-cash compensation charge of $1.64 million related to an agreement between an executive officer and two of our principal stockholders related to shares of our common stock owned by these stockholders which, under accounting principles generally accepted in the United States of America, the executive officer is deemed to have earned from us. We do not expect to take any future charges related to this agreement as it was terminated on September 30, 2003 in exchange for vested options issued by these stockholders. Furthermore, as our financial performance improves, we expect to award higher performance-based cash compensation to our employees, and have increased by approximately $750,000 between periods our bonus accrual related to performance-based compensation.

        General and administrative expenses increased in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 as a result of an increase in travel and entertainment expenses, consulting fees and credit bureau fees. Travel and entertainment expenses increased to approximately $674,000 in the first quarter of fiscal 2004 from approximately $296,000 in the first quarter of fiscal 2003, and consulting expenses increased to $1.2 million in the first quarter of fiscal 2004 from $561,000 in the first quarter of fiscal 2003. These expenses increased primarily as a result of expanded business development and marketing efforts, as well as an increase in technology consulting fees between periods. Credit bureau fees increased to approximately $775,000 in the first quarter of fiscal 2004 from approximately $388,000 in the first quarter of fiscal 2003 as a result of increased loan applications processed.

        We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

        The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our master servicing agreement:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
Three months ended September30,	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
2003	$4,133	$3,707	$7,840	$4,737	$2,634	$7,371	$15,211
2002	2,736	2,484	5,220	1,802	1,506	3,308	8,528

Other (Income) Expense

  Interest expense, net

        Net interest expense decreased to approximately $99,000 in the first quarter of fiscal 2004 from approximately $373,000 in the first quarter of fiscal 2003, primarily as a result of the repayment on May 30, 2003 of approximately $4.5 million borrowed from stockholders and certain of their affiliates in

June 2001 related to the acquisition of TERI's loan processing operations. Interest income is derived from our investment of excess cash.

        The following table summarizes the components of net interest expense:

Three month period ended September 30,	Interest expense	Interest income	Interest expense, net
	(in thousands)
2003	$120	$(21)	$99
2002	394	(21)	373

  Other Income

        We did not have other income in the first quarter of fiscal 2004. Other income in first quarter of fiscal 2003 related to rental income for an office that we are subleasing.

Income Tax Benefit

        Income tax benefit increased to $2.8 million for the first quarter of fiscal 2004 from approximately $1.0 million for the first quarter of fiscal 2003. The increase in income tax benefit was primarily the result of an increase in the amount of pre-tax loss between periods. The effective tax rate changed from 37% to 47% due to the impact of non-cash compensation charges related to an agreement with an executive officer.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, debt service, general corporate expenses and potential acquisitions.

        During the three months ended September 30, 2003, we filed a registration statement on Form S-1 with the Securities and Exchange Commission registering 14,375,000 shares of our common stock, including:

  •
  6,875,000 shares offered by us;

  •
  5,625,000 shares offered by selling stockholders;

  •
  1,031,250 shares that the underwriters had the option to purchase from us to cover over-allotments; and

  •
  843,750 shares that the underwriters had the option to purchase from certain selling stockholders to cover over-allotments.

        All of the 14,375,000 shares were sold on November 5, 2003 at a price to the public of $16.00 per share in our initial public offering. Net proceeds of the initial public offering to us were approximately $117.6 million, after underwriting discounts but excluding offering expenses paid or payable by us. We did not receive any of the proceeds of the sale of the shares sold by the selling stockholders.

Cash and Cash Equivalents

        At September 30, 2003, we had $10.9 million in cash and cash equivalents and at June 30, 2003 we had $18.3 million in cash and cash equivalents. Cash and cash equivalents includes balances in money market funds and securities purchased under resale agreements with original maturities of three months or less.

Structural Advisory Fees and Residuals Receivables

        Our structural advisory fees and residuals receivables increased to $55.7 million at September 30, 2003 from $54.4 million at June 30, 2003, primarily as a result of the accretion of the discounting inherent in our present value estimates of these receivable amounts.

        We record structural advisory fees and residuals receivables on our balance sheet at fair value based on certain assumptions we make about the timing and amount of payment. On a quarterly basis, we update our estimate of the present value of our additional structural advisory fees and residuals receivable. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates. On an ongoing basis, we monitor the performance of trust assets, including prepayment, default and recovery rates experience, which we also consider in our estimates.

Accounts Payable and Accrued Expenses

        We had accounts payable and accrued expenses of $10.6 million at September 30, 2003 and $13.6 million at June 30, 2003. During the first quarter of fiscal 2004 we paid performance-based cash bonus compensation of $3.1 million that we had accrued at June 30, 2003. In addition, during the first quarter of fiscal 2004 we paid $6.4 million of income taxes accrued at June 30, 2003, and recorded an accrued tax benefit of $2.3 million related to our net loss in the first quarter of fiscal 2004. These decreases in accounts payable and accrued expenses in the first quarter of fiscal 2004 were offset by our draw of $6.5 million from our line of credit to fund, in part, our working capital needs during the quarter.

Net Deferred Tax Liability

        We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize residuals in income earlier than for tax purposes. Our deferred tax liability decreased although our residuals increased due to the tax effect of the non-cash compensation charges we recognized related to an agreement with an executive officer.

Cash Flows

        We had net cash outflows from operations for the three months ended September 30, 2003 of $6.2 million, which included our service revenue and interest income. For the three months ended September 30, 2003, our net cash was reduced by payments to employees and suppliers, interest expense and income taxes paid.

        We used $1.3 million of net cash in investing activities for the three months ended September 30, 2003. The principal use of net cash was capital expenditures, primarily computer and office equipment to allow us to service an increasing volume of loan applications, and to a lesser extent, payments for loan database updates from TERI.

        We had net cash inflows from financing activities of $113,000 for the three months ended September 30, 2003. Net cash we received upon exercise of options and to purchase our common stock was the source of cash flow from financing activities during the period. The use of cash for financing activities was payments under the notes that we issued to TERI in connection with the loan processing operations acquisition.

        We expect that our capital expenditure requirements for fiscal 2004 will be approximately $3.0 million. We expect to use these funds primarily for the purchase of computer and office equipment as well as leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $1.8 million.

Borrowings

        In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI's loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At September 30, 2003, outstanding principal on these notes totaled $6.5 million as compared to $6.7 million at June 30, 2003.

        In addition, in June 2001, we borrowed $5.5 million from stockholders and certain affiliates of a stockholder to supplement the financing of the acquisition of TERI's loan processing operations and for working capital purposes. These notes were due to mature on May 30, 2004, with interest payable quarterly at an annual rate of 10% of the current principal balance. We were required to pay additional interest at a rate of 15% of the outstanding balance as of June 1 of the previous year each May 30 until maturity. We repaid these notes in full on May 30, 2003.

        Effective April 24, 2002, we entered into a $975,000 revolving line of credit with a bank, none of which was outstanding on September 30, 2003 or June 30, 2003. The line of credit has been extended to December 31, 2003, with interest payable annually at the greater of 6% or 1% above the highest published Wall Street Journal prime rate. A member of our board of directors is a director and majority stockholder of the company that owns the bank that provided this line of credit. We believe that the terms of the line of credit are substantially the same as those prevailing at the time we entered into this credit arrangement as we would have received from other banks for a comparable transaction. We do not expect to renew this revolving line of credit.

        On August 28, 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank's prime rate or the London Interbank Offered Rate, or LIBOR, plus 2%. The revolving credit line contains financial covenants, including:

  •
  minimum trailing 12-month up-front structural advisory fees of not less than $25 to 30 million;

  •
  minimum tangible net worth of not less than $40 million through June 30, 2004 and the sum of 100% of consolidated tangible net worth plus 85% of consolidated net income, thereafter;

  •
  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

  •
  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are currently in compliance with these covenants. This agreement restricts our ability to pay cash dividends in the event we are in default. As of September 30, 2003, we had $6.5 million outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000. The bank has issued on our behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the sublease of office space. The third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount we may borrow under this revolving credit facility.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through cash flow from operations and a portion of the proceeds of our initial public offering, which we closed on November 5, 2003. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and other short-term investments will be sufficient to fund our operations for the foreseeable future. In addition, we may use our credit facility as a source of short-term liquidity if the need arises.

Long-term Funding Requirements

        We expect to fund the growth of our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

        From our inception, we have raised approximately $144.9 million from the sale of common stock and promissory notes, including approximately $117.6 million in net proceeds from our initial public offering after underwriting discounts but before offering expenses payable by us.

        Our actual liquidity and capital funding requirements may depend on numerous factors, including:

  •
  our facilities expansion needs;

  •
  the extent to which our services gain increased market acceptance and remain competitive; and

  •
  the costs and timing of acquisitions of complementary businesses.

        If we are not able to obtain adequate funding when needed, we may have to delay further expansion of our business.

Application of Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

        Our significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements included in exhibit 99.1 to this quarterly report, which includes a summary of the accounting policies we use in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most "critical"—that is, those that are most important to the portrayal of our financial condition and results of operations. These require our most difficult, subjective and complex judgments, often requiring us to make estimates about the effect of matters that are inherently uncertain. These accounting policies involve the recognition and valuation of our service revenue related to the securitizations that we structure for our clients, as well as the valuation of goodwill and intangible assets. We also consider our policy with respect to the determination of whether or not to consolidate the securitization trusts that we facilitate to be a critical accounting policy.

Service Revenue

        For a discussion of our revenue recognition policy, see "—Recognition and Valuation of Service Revenue."

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use the following key assumptions to estimate their values:

  •
  the discount rate that we use to calculate the present value of our additional structural advisory fees and residuals;

  •
  the annual compound rate of student loan prepayments, which we refer to as the constant prepayment rate, or CPR;

  •
  the trend of interest rates over the life of the loan pool; and

  •
  expected defaults, net of recoveries.

        We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type, borrower creditworthiness and trends in loan consolidation. We recognize the revenue associated with our processing fees from TERI and our administrative and other fees as we perform these services.

        The following table shows the loan performance assumptions at September 30, 2003:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCMSLT	Private label	8.08%	40%	7%	5.95%	12%
NCT trusts	Private label	7.11	46	7	5.95	12
NCT trust	GATE	23.22	47	4	5.95	12

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. For example, our assumed default rate on NCMSLT private label loans decreased from 8.96% in fiscal 2002 to 8.08% in fiscal 2003 as the overall creditworthiness of the underlying loans improved between the two periods. Our private label loan programs, under which approximately 80% of the borrowers have creditworthy co-borrowers, typically have an extensive credit underwriting process. GATE programs historically have had a borrower approval rate of approximately 97% as a result of the credit support provided by the participating schools. Accordingly, we believe that borrowers in our private label programs will prepay at a higher rate and default at a lower rate than borrowers in our GATE programs. We also monitor trends in loan performance over time, and make adjustments we believe are necessary to value properly our receivables balance.

        We do not believe we can accurately determine the market price of residuals generated by a pool of securitized student loans. To our knowledge, there have been no market transactions in this type of asset. In determining an appropriate discount rate for valuing residuals, we reviewed the rates used by student loan securitizers, such as SLM Corporation, and rates used in the much broader commercial mortgage-backed securities, or CMBS, market, where actual trades have occurred. We believe that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued more toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

        At September 30, 2003 we used a 5.95% discount rate for valuing structural advisory fees. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to interest payable on double-B or triple-B rated, intermediate-term corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

        Our statistics on GATE loan prepayments over the last few years have shown a gradual increase in prepayments. Therefore, during fiscal 2003, we increased our estimate of the GATE loan prepayment rate from three to four percent. We used this four percent prepayment rate to value the 2003 GATE loan securitizations, and during fiscal 2003 we updated GATE structural advisory fees and residuals receivables balances from prior securitizations to reflect this increased prepayment assumption.

Goodwill and Intangible Assets

        We have recorded goodwill, representing the fair value of the workforce-in-place as well as certain direct acquisition costs, as the excess of the purchase price we paid for TERI's loan processing operations over the estimated fair value of the net assets of the business we acquired. In addition, we recorded as an intangible asset the fair value of the proprietary loan database that we acquired. The database currently contains eight years of monthly loan payment history for each loan originated, including among other things, how much interest and principal each borrower paid each month, whether the borrower paid on time, was delinquent or defaulted on their obligation to pay, if they requested a deferment of payments for a period of time, when the borrower made their final payment and their credit information which resulted in our client's decision to make the loan. The database also includes this information for defaulted loans, as well as credit characteristics on all TERI-guaranteed loans, for nine additional years. We use the information in the database to construct portfolio default and delinquency trends, and to assist our clients in loan pricing. Under the terms of the acquisition of TERI's loan processing operations, we pay TERI a monthly fee, which is recorded as an intangible asset, in consideration for the right to receive updates to the loan database we acquired for a term ending in June 2006, with a renewal option for an additional five-year period.

        We do not amortize goodwill. We evaluate goodwill for impairment on at least an annual basis. We consider the following factors in assessing goodwill for impairment: increases in private label loan volume facilitated and securitized, the number of private label customers and revenue and profitability related to private label loans. Impairment, if any, would be determined based upon a discounted cash flow analysis, using a discount rate commensurate with the risks involved.

        We amortize the acquisition cost of the proprietary loan database over its estimated useful life of five years, using the straight-line method. Capitalized costs paid to TERI for monthly database updates are amortized over five years from the date of capitalization. We review this acquisition cost for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

        Any changes in the estimates that we use to determine the carrying value of our goodwill and intangible assets or which adversely affect their value or estimated life could adversely affect our results of operations and financial condition. At September 30, 2003, goodwill totaled $3.2 million and net intangible assets totaled $3.5 million.

Consolidation

        Our consolidated financial statements include the accounts of First Marblehead and its subsidiaries, after eliminating intercompany accounts and transactions. Prior to July 1, 2003, in accordance with various Emerging Issues Task Force issues and related interpretations, we did not consolidate the securitization trusts. We considered, among other things, the following factors in assessing consolidation of the securitization trusts:

  •
  we do not have unilateral decision making abilities related to significant matters affecting the securitization trusts, such as asset acquisition, prepayment of debt, placement of debt obligations, and modification of trust documents;

  •
  we do not have substantially all the risks and rewards of ownership, as TERI and the respective colleges provide substantially all of the student loan guarantees;

  •
  we are a facilitator of securitization transactions, for which we receive market based fees, and we are not the transferor of assets to the securitization trusts; and

  •
  our continuing involvement in the trusts is limited to a passive residual interest and our role as an administrator for the trust for which we receive market-based fees.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we have applied Financial Standards Accounting Board Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The securitization trusts created after January 31, 2003 have either met the criteria to be a Qualified Special Purpose Entity, or QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, we did not consolidate the existing securitization trusts in our financial statements. We are currently evaluating the securitization trusts created prior to January 31, 2003 to determine if we are the primary beneficiary. If we determine that we are the primary beneficiary, we expect the parties to the trust documents to amend them in order for the securitization trusts to be considered QSPEs.

        FASB has issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets, an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. We are monitoring the status of the exposure draft to assess the expected impact on us.

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with the lifecycle of a private student loan, from program design and marketing through loan administration and, ultimately, to the sale and securitization of the loans. We also structure and facilitate the securitization of loans for our clients through a series of bankruptcy remote, special purpose trusts.

        We do not utilize these trusts as a means to transfer assets or liabilities from our balance sheet to those of the trusts because we are not the originator of the securitized student loans or the issuer of the related debt. We do not serve as lender, guarantor or loan servicer. Specifically, these trusts purchase such student loans from third-party financial institutions, the financing of which is provided through the issuance of either commercial paper or auction-rate certificates.

        The principal uses of these trusts are to:

  •
  generate sources of liquidity for our clients' assets sold into such trusts and to reduce their credit risk;

  •
  make available more funds to students and colleges; and

  •
  leverage the capital markets to reduce borrowing costs to students.

        With respect to our liquidity and capital resources, the up-front structural advisory fees paid to us from the securitization trusts in fiscal 2003, 2002 and 2001 amounted to $33.3 million, $11.6 million and $3.4 million, respectively. In addition, securitization-related revenue during fiscal 2003, 2002 and 2001 amounted to 77%, 66% and 84%, respectively, of total service revenue. In the first quarters of fiscal 2004 and 2003, we did not conduct a securitization transaction.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN No. 46 provides a new framework for identifying variable interest entities, or VIEs, and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN No. 46 was effective immediately for VIEs created after January 31, 2003, and effective July 1, 2003 for the Company for VIEs it created before February 1, 2003. Adoption of this statement did not materially affect our financial condition, results of operations, earnings per share or cash flows. For additional information regarding the Company's adoption of FIN No. 46, see "—Consolidation."

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify three classes of freestanding financial instruments that embody obligations for the issuer as a liability or, in some cases, assets. This statement generally is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not and is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ended after December 15, 2002 and the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002. We currently use the intrinsic method of accounting for stock options and have not yet determined if we will change the intrinsic value method to the fair value method of accounting for employee stock options. For additional information regarding our accounting for stock compensation, including a tabular presentation of the effects on our net income and earnings per share had we utilized the fair value method of accounting for stock options and other stock compensation, see "Stock Options" in Note 2 to the notes to unaudited condensed consolidated financial statements included in this quarterly report.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recording at fair value the issuance of guarantees which would include our guarantee to TERI for our full and timely performance under the terms of the Master Servicing Agreement. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of the Interpretation did not materially affect our financial condition, results of operations, earnings per share or cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows.

        In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS 145 in 2003. Adoption of this statement did not materially affect our financial condition, results of operations, earnings per share or cash flows.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Forward-Looking Statements

        This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our "critical accounting estimates" and the risk factors set forth below under the caption "Factors That May Affect Future Results." Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors That May Affect Future Results

Risks Related to our Business

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural advisory and other services for 19 loan securitizations since our formation in 1991 and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, and prepayments. Securitization-related revenue constituted 77% of our total service revenue in fiscal 2003 and 66% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal years was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2003, we recognized 7% of our total service revenue in the first fiscal quarter, and 36%, 17%, and 40%, respectively, of our total service revenue in the three successive quarters. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. In fiscal 2003, we facilitated securitizations in the second and fourth quarters. During the third quarter of fiscal 2003, one of the securitization trusts used funds raised in the second quarter securitization to acquire student loans from our clients, which generated service revenue for us in the third quarter. In the first quarters of fiscal 2003 and fiscal 2004, we did not have comparable securitization-related activity, and we incurred a net loss in those quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Fluctuations." The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2003, we processed 37% of our total loan disbursement volume in the first quarter and 21% of our total loan disbursement volume in the second quarter.

A number of factors, some of which are beyond our control, may adversely affect our securitization activities and thereby adversely affect our results of operations.

        Our financial performance and future growth depend in part on our continued success in structuring securitizations. Several factors may affect both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

  •
  degradation of the credit quality and performance in the loan portfolios of the trusts we structure could reduce or eliminate investor demand for securitizations that we facilitate in the future;

  •
  unwillingness of financial guarantee providers to continue to provide credit insurance in the securitizations that we structure or in student loan-backed securitizations generally;

  •
  adverse performance of, or other problems with, student loan-backed securitizations that other parties facilitate could impact pricing or demand for our securitizations; and

  •
  any material downgrading or withdrawal of ratings given to securities previously issued in securitizations that we structured could reduce demand for additional securitizations that we structure.

        A significant portion of the securities issued since 1998 in securitization transactions that we structured were sold to asset-backed commercial paper conduits. If these or similar asset-backed conduits cease to purchase securities in the securitizations that we structure, we may experience a delay in the timing of our securitizations as we seek to find alternate channels of distribution.

        Under the terms of some of our contracts with key lender clients, we have an obligation to securitize loans originated by those lenders periodically, typically twice per year. We may agree with certain lenders to securitize more frequently in the future. If we do not honor these obligations, we may be required to pay liquidated or other damages, which could adversely affect our results of operations.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses, the amount of fees we accrue and related disclosure of contingent assets and liabilities.

        We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loans. We also have the right to receive a portion of the residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, we recognize as revenue the present value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because they are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and each subsequent quarter and reflect the change in value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends and the expected credit losses from the underlying securitized loan portfolio, net of recoveries. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change.

        Our residuals in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any revenue for us if the securitized assets only generate enough revenue to pay the investors.

In structuring and facilitating securitizations of our clients' loans and as holders of rights to receive residual cash flows in those trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance student loans that our clients originate. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing asset-backed securities that those trusts issue, we could be deemed responsible and could be liable to those investors for damages.

If we failed to cause the trusts to disclose correctly all material information regarding an investment in the asset-backed securities or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. In addition, under various agreements entered into with underwriters or financial guarantee insurers of those asset-backed securities, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

        We do not maintain reserves or insurance against this potential liability. If we are liable for losses investors incur in any of the securitizations that we facilitate or structure, our profitability or financial position could be materially adversely affected.

If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

        We structure and support private student loan programs for commercial banks, including Bank One N.A. and Bank of America N.A. Structural advisory fees and residuals from securitization of Bank one private label loans represented approximately 59% of our total service revenue for fiscal 2003 and approximately 50% of our total service revenue for fiscal 2002. Structural advisory fees and residuals from securitization of Bank of America private label loans represented approximately 4% of our total service revenue for both fiscal 2003 and fiscal 2002. Bank of America is also the exclusive lender for our GATE program clients. Our current agreement with Bank One is scheduled to terminate in 2007, and our private label agreement with Bank of America may terminate as early as June 2004. However, each client has the right to terminate our agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. A significant decline in services to Bank One or Bank of America could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results would suffer as a result.

If our relationship with TERI terminates, our business could be adversely affected.

        In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients' private label loans. We have entered into an agreement to provide various services to TERI and received fees from TERI for services performed of $20.6 million, or 23% of our total service revenue, for fiscal 2003 and $14.2 million, or 34% of our total service revenue, for fiscal 2002. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI has an initial term through June 2006 with a renewal option exercisable by either party for an additional five-year term. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

  •
  we may not be able to offer our clients guarantee services from another guarantor and, accordingly, our access to loans and our opportunities to structure securitization transactions may diminish significantly;

  •
  we may not be successful in establishing an arrangement with a third party to provide the warranties that TERI currently provides to lenders related to origination services. In such case, we may be required to provide such warranties; and

  •
  if TERI is unable to provide guarantee services, the financial guarantee insurance coverage we obtain in securitization transactions could be more costly, if it is available at all.

        In such events, demand for our services, including opportunities to structure and facilitate securitization transactions, could decline, which would adversely affect our business. In addition, the value of the loan pools in the securitization transactions we facilitate could decline and the value of our residuals could be reduced.

Our business could be adversely affected if TERI's ratings are downgraded, if TERI fails to maintain its not-for-profit status or if TERI's not-for-profit status ceased to be a competitive advantage.

        In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private student loans. As of the date of this quarterly report, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

        TERI is a not-for-profit organization and, as a result, borrowers have been deemed unable to discharge in bankruptcy proceedings loans that TERI guarantees. If TERI loses its not for-profit status, and TERI-guaranteed student loans become dischargeable in bankruptcy, recovery rates on these loans could decline. In such event, our business could be adversely affected for the following reasons:

  •
  our residuals in the securitization trusts could decline because of increased default rates and collection costs; and

  •
  the securitization transactions that we structure could be on less favorable terms because investors and financial guarantee insurers could become more concerned with default and recovery rates.

        Assuming that TERI retains its not-for-profit status, TERI's position as the leading provider of private education loan guarantees could be adversely affected if the U.S. federal bankruptcy laws are amended to make student loans generally non-dischargeable in bankruptcy, as provided in legislation currently before the U.S. Congress. If such an amendment were enacted:

  •
  lenders who would currently seek a guarantee from a not-for-profit entity such as TERI in order for their private student loans to become non-dischargeable in bankruptcy may cease to do so; and

  •
  TERI would cease to have this competitive advantage over potential for-profit providers of the services that TERI provides.

        As a result of these impacts on TERI, lenders might be less inclined to utilize the TERI-guaranteed private label loan programs, which could, in turn, harm our business and results of operations.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

        Pennsylvania Higher Education Assistance Agency, or PHEAA, currently services substantially all loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients' loans. In addition, if our relationship with PHEAA terminates, we would need to develop a relationship with another loan servicer, which could be time-consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The outsourcing services market for education lending is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We assist national and regional financial institutions and educational institutions, as well as businesses and other organizations in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients' loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose to provide directly the services that we currently provide, and from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

        Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide.

The growth of our business could be adversely affected if annual and aggregate limitations under federal student loan programs increase.

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge the gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive, and these limitations are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The limitations on federal student loans have not been adjusted since 1992, and Congress could increase the limitations as early as 2004. If Congress increases either the annual or aggregate loan limitations, or otherwise increases the funding available under federal student loan programs, demand for private student loans could weaken, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

Access to alternative means of financing the costs of education may reduce demand for private student loans.

        The demand for private student loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

  •
  home equity loans, under which families borrow money based on the value of their real estate;

  •
  pre-paid tuition plans, which allow students to pay tuition at today's rates to cover tuition costs in the future;

  •
  529 plans, which are state-sponsored investment plans that allow a family to save funds for education expenses; and

  •
  education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings.

        If demand for private student loans weakens, we would experience reduced demand for our services, which would seriously harm our financial results.

If competitors acquire or develop a student loan database or advanced loan information processing systems, our business could be adversely affected.

        We own proprietary databases of historical information on private student loan performance that we use to help us establish the pricing provisions of new loan programs, determine the terms of securitization transactions and establish the present value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our student loan databases and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the student loan market originate or service loans, they compile over time information for their own student loan performance database. If a third party creates or acquires a student loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

If our clients do not successfully market and sell student loans, our business will be adversely affected.

        We provide outsourcing services to lenders and educational institutions, as well as businesses and other organizations in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected.

Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivables, as well as demand for private student loans and our services.

        Student loans typically carry floating interest rates. Higher interest rates could increase the cost of the loan to the borrower, which in turn, could cause an increase in prepayment and default rates for outstanding student loans. If this occurs, we may experience a decline in the value of our additional structural advisory fees and residuals receivables in connection with the securitizations that we facilitate. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

If we are unable to protect the confidentiality of our proprietary database and information systems and processes, the value of our services and technology will be adversely affected.

        We rely on trade secret laws and restrictions on disclosure to protect our proprietary database and information systems and processes. We have entered into confidentiality agreements with third parties and with some of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent disclosure of our confidential information nor provide meaningful protection for our confidential information if there is unauthorized use or disclosure.

        We own no patents and have filed no patent applications with respect to our proprietary database or loan information processing systems. Accordingly, our technology is not covered by patents that would preclude or inhibit competitors from entering our market. Monitoring unauthorized use of the systems and processes that we developed is difficult, and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services will be adversely affected.

An interruption in or breach of our information systems may result in lost business.

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of business, that reliance will increase. Any failure or interruption, or breach in security, of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in states such as California that require such notification, with possible civil liability resulting from such failure, interruption or breach. We cannot assure you that such failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on which we rely will adequately address them. We have implemented precautionary measures to avoid systems outages and to minimize the effects of any data or telephone systems interruptions, but we have not instituted fully redundant systems. The occurrence of any failure, interruption or breach could significantly harm our business.

The loan origination process is becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

        Our ability to handle an increasing volume of transactions is based in large part on the advanced systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement such as the ability to process loans over the Internet, accept electronic signatures and provide process updates instantly. Our future success depends in part on our ability to develop and implement technology solutions that anticipate and keep pace with these and other continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. Any one of these circumstances could have a material adverse effect on our ability to obtain and retain key clients.

        We may be required to expend significant funds to develop or acquire new technologies. If we cannot offer new technologies as quickly as our competitors, we could lose clients and market share. We also could lose market share if our competitors develop more cost-effective technologies than those we offer or develop.

We have expanded our operations rapidly in recent years, and if we fail to manage effectively our growth, our financial results could be adversely affected.

        The number of our employees increased to 232 regular employees and 26 seasonal employees as of September 30, 2003 from 182 regular employees and 7 seasonal employees as of September 30, 2002. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to September 30, 2003, our assets have grown to $82.0 million, and our revenue increased to $91.4 million in fiscal 2003 from $41.3 million in fiscal 2002. Our growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

  •
  meet our capital needs;

  •
  expand our systems effectively;

  •
  allocate our human resources optimally;

  •
  identify and hire qualified employees; or

  •
  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

        If we are unable to manage our growth, our operations and our financial results could be adversely affected.

If we become subject to the licensing laws of any jurisdiction or any additional government regulation, our compliance costs could increase significantly.

        Although we are subject to certain state and federal consumer protection laws, which are subject to change, we believe our operations do not require us to be licensed with any regulatory body as of the date of this quarterly report. The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensure because, as a provider of loan origination outsourcing services, we do not conduct lending business with consumers in our own name and our processing centers are not generally open to the public.

        The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. We could become subject to the Small Loan Act in the future if, for example, interest rates exceed 12% or the Massachusetts Division of Banks revokes its previous determination that our operations are exempt.

        We could also become subject to licensing laws due to changes in existing federal and state regulations. The Massachusetts legislature could, for example, modify the statutory requirements under the Small Loan Act. If the Massachusetts legislature, or any other state or federal regulatory authority, changes existing laws and rules, or enacts new laws or rules, we could be forced to make changes in our relationships with lenders, educational institutions, guarantors, servicers or the trusts involved in the securitizations that we facilitate. Specifically, changes in existing laws and rules could also require us to implement additional or different programs and information technology systems and could impose licensing, capital and reserve requirements and additional costs, including administrative, compliance and third-party service costs.

        We could also become subject to licensing laws in Massachusetts and other states if we engage in licensable activities in the future, such as loan guarantees, or if our operations became sufficiently localized in other states to trigger licensing. We have consulted with national counsel regarding state laws outside of Massachusetts governing the licensing of loan brokers and loan arrangers. As a result of that legal review, we have consulted with local counsel in relevant states. Based on the advice of local counsel and, in some states, additional informal advice from state regulators, we have concluded that no such licenses are required in any but two states, where we are seeking formal regulatory opinions similar to the Massachusetts Division of Banks' ruling. While we have not received formal licensing rulings from states other than Massachusetts, as of the date of this quarterly report, we do not believe that any other state would have jurisdiction over our operations because:

  •
  all of our contracts with consumers are conducted in the name of federal and state chartered financial institutions, which generally are exempt from additional licensure of the business of lending, or in the name of TERI, which has satisfied Massachusetts licensure requirements; and

  •
  our contacts with borrowers outside of Massachusetts occur exclusively in interstate commerce, through the mail, by phone and through the Internet.

        If the rulings we have sought are not favorable or if another state where we have received favorable guidance changes its position and asserts jurisdiction over our business, we will proceed with licensing in the affected state. Our activities in that state could be curtailed pending processing of a licensing application and we could be subject to civil or criminal penalties.

        We believe that our consultations with national and local counsel have identified all material licensing and regulatory requirements that could apply to our business outside of Massachusetts. The risk remains, however, that an unusual regulatory regime could exist in a state that would permit such state, even if we were not physically present, to assert successfully jurisdiction over our operations for services we provide through the mail, by phone, through the Internet or by other remote means. Our failure to comply with such requirements could subject us to civil or criminal penalties and could curtail our ability to continue to conduct business in that jurisdiction. In addition, compliance with such requirements could involve additional costs. Either of these consequences could have a material adverse effect on our business and results of operations.

        In addition, other organizations with which we work, including TERI, are subject to licensing and extensive governmental regulations, including truth-in-lending laws and other consumer protection regulations. From time to time we have, and we may in the future, become responsible for compliance with these regulations under contractual arrangements with our clients. If we fail to comply with these regulations, we could be subject to civil or criminal penalties.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties and affect the value of our assets.

        The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Violations of the laws or regulations governing our operations or the operation of TERI or our other clients could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of consumer protection laws. In such event, the value of our residual interests could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

The price of our common stock may be volatile.

        Prior to our initial public offering, which we closed on November 5, 2003, there was no public trading market for our common stock. The trading market for our common stock is therefore immature, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose part or all of any investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

  •
  difficulties we may encounter in the securitizations that we structure or the loss of opportunities to structure securitization transactions;

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  significant volatility in the market price and trading volume of financial services and process outsourcing companies;

  •
  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

  •
  general economic conditions and trends;

  •
  major catastrophic events;

  •
  loss of a significant client or clients;

  •
  sales of large blocks of our stock; or

  •
  departures of key personnel.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

        If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of November 5, 2003, we had 61,684,010 shares of common stock outstanding, of which 47,309,010 shares are subject to the lock-up agreements with the underwriters of our initial public offering and are subject to the Rule 144 holding period requirements. After all of these agreements expire and applicable holding periods have elapsed, an aggregate of 47,309,010 shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

        As of the date of this quarterly report, our principal stockholders, directors and executive officers and entities affiliated with them beneficially own approximately 69% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

        Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

  •
  only our board of directors, the chairman of our board of directors or our president may call special meetings of our stockholders;

  •
  our stockholders may take action only at a meeting of our stockholders and not by written consent;

  •
  we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

  •
  our directors may be removed only for cause by the affirmative vote of a majority of the directors present at a meeting duly held at which a quorum is present, or the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

  •
  we require advance notice requirements for stockholder proposals.

        These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interests.

        We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

General

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. Our primary market risk exposure is to changes in interest rates in our cash and cash equivalents. Cash and cash equivalents include balances in money market funds and securities purchased under resale agreements with maturities of three months or less. The primary objective of our investment policy is the preservation of capital. Accordingly, because of the conservative nature of our investment policy and the relatively short duration of our investments, interest rate risk is mitigated. We expect to continue to manage our interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity.

Risks Related to Structural Advisory Fees and Residuals

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type, borrower creditworthiness and trends in loan consolidation. Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals.

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2—Changes in Securities and Use of Proceeds

  Changes in Constituent Instruments Defining the Rights of Security Holders

        In October 2003, in connection with our initial public offering (the "IPO"), our restated certificate of incorporation became effective. In November 2003, upon the closing of the IPO, our amended and restated by-laws and new form of common stock certificate became effective.

  Recent Sales of Unregistered Securities

        During the quarterly period ended September 30, 2003, we granted stock options to purchase:

  •
  20,000 shares of our common stock at an exercise price of $12.15 per share to our non-employee directors under our 2002 Director Stock Option Plan; and

  •
  40,000 shares of our common stock at an exercise price of $12.15 per share to our employees.

        During the quarterly period ended September 30, 2003, we issued and sold an aggregate of 407,760 shares of our common stock to employees, for aggregate consideration of approximately $277,008, pursuant to exercises of options under our 1996 Stock Option Plan. The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foegoing issuances and sales.

  Initial Public Offering and Use of Proceeds from Sales of Registered Securities

        On November 5, 2003, we completed an initial public offering of 14,375,000 shares of our common stock at a price to the public of $16.00 per share. Of the shares sold in the IPO,

  •
  7,906,250 shares were sold by us, including 1,031,750 shares purchased by the underwriters upon exercise of their over-allotment option; and

  •
  6,468,750 shares were sold by selling stockholders, including 843,750 shares purchased from certain selling stockholders by the underwriters upon exercise of their over-allotment option.

        The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-108531), which was declared effective by the Securities and Exchange Commission on October 30, 2003. Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. were the managing underwriters of the IPO. We and the selling stockholders paid the underwriters approximately $8.9 million and $7.2 million, respectively, in underwriting discounts and commissions. We incurred other expenses in connection with the offering as follows:

SEC registration fee	$19,770
National Association of Securities Dealers Inc. fee	24,938
Estimated accounting fees and expenses	500,000
Estimated legal fees and expenses	1,262,878
Estimated printing and mailing expenses	167,319
Estimated other costs	102,717

Total	$2,077,622

        Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates.

        After these expenses, the net proceeds to us from the IPO were approximately $115.6 million.

Item 4—Submission of Matters to a Vote of Security Holders

        During the three months ended September 30, 2003, we solicited the written consent of our stockholders pursuant to Sections 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

Proposal	For		Against	Abstentions	Broker Non-Votes
1. To approve an amendment to our Sixth Amended and Restated Certificate of Incorporation to (i) increase the authorized number of shares of our common stock from 1,428,044 to 25,000,000, (ii) effect a 10-for-1 stock split of our common stock and (iii) reduce the par value per share of our common stock	13,106,730	*	n/a	n/a	n/a
2. To ratify our 2002 Director Stock Option Plan	13,106,730	*	n/a	n/a	n/a
3. To approve an increase in the number of shares available for issuance under our 1996 Stock Option Plan from 1,500,000 to 1,750,000	13,106,730	*	n/a	n/a	n/a

*
These shares represented 98.3% of the shares outstanding and entitled to vote on such matters.

Item 5—Other Information

        The audited financial statements of The First Marblehead Corporation and its subsidiaries filed as exhibit 99.1 to this quarterly report are incorporated herein by this reference.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION
Date: November 14, 2003	By:	/s/ DONALD R. PECK Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of KPMG LLP
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Chief Executive Officer — Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
Chief Financial Officer — Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Consolidated balance sheets of the registrant as of June 30, 2003 and 2002, and related consolidated statements of income and cash flows for each of the years in the three year period ended June 30, 2003, together with accompanying notes.

QuickLinks

Table of Contents
  Part I. Financial Information
  Item 1—Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
  Part II. Other Information
  Item 2—Changes in Securities and Use of Proceeds
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX