Form 10-Q
period 2003-12-31
FIRST MARBLEHEAD CORP
filed 2004-02-13
CIK 1262279

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2003

Commission File Number 001-31825

The First Marblehead Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3295311 (I.R.S. Employer Identification No.)
The Prudential Tower 800 Boylston Street, 34th Floor Boston, Massachusetts (Address of Principal Executive Offices)	02199-8157 (Zip Code)
Registrant's telephone number, including area code: (617) 638-2000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        As of February 4, 2004, the registrant had 61,786,750 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION

Table of Contents

Part I. Financial Information

Part I.    Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Cash and other short-term investments	$141,955,299	$16,756,653
Securities purchased under resale agreements	—	1,570,365

Total cash and cash equivalents	141,955,299	18,327,018

Service receivables:
Structural advisory fees	24,984,860	10,785,583
Residuals	76,138,423	43,600,465
Processing fees from The Education Resources Institute (TERI)	2,883,187	2,519,435

	104,006,470	56,905,483

Other receivables	435,145	142,818
Property and equipment	9,499,682	6,255,181
Less accumulated depreciation and amortization	(2,701,499)	(1,839,319)

Property and equipment, net	6,798,183	4,415,862
Goodwill	3,176,497	3,176,497
Intangible assets, net	3,418,137	3,608,538
Prepaid and other assets	1,674,057	477,019

Total assets	$261,463,788	$87,053,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,434,813	$13,558,897
Net deferred tax liability	29,978,176	14,395,985
Notes payable	13,593,900	6,674,020
Other liabilities	76,806	—

Total liabilities	58,083,695	34,628,902

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 61,786,510 and 53,185,440 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	617,865	531,854
Additional paid-in capital	130,547,542	13,239,353
Retained earnings	72,214,686	38,653,126

Total stockholders' equity	203,380,093	52,424,333

Total liabilities and stockholders' equity	$261,463,788	$87,053,235

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Service revenue:
Structural advisory fees	$38,977,443	$15,187,406	$38,699,277	$15,559,432
Residuals	30,943,804	13,035,583	32,537,958	13,443,767
Administrative and other fees	458,009	346,107	771,221	698,463
Processing fees from TERI	7,143,700	4,648,543	14,983,411	9,868,262

Total service revenue	77,522,956	33,217,639	86,991,867	39,569,924

Operating expenses:
Compensation and benefits	7,797,863	4,593,880	16,667,435	9,132,338
General and administrative expenses	7,668,314	3,706,882	14,009,967	7,696,504

Total operating expenses	15,466,177	8,300,762	30,677,402	16,828,842

Income from operations	62,056,779	24,916,877	56,314,465	22,741,082

Other (income) expense:
Interest expense	131,515	388,549	251,078	782,987
Interest income	(173,306)	(27,374)	(194,189)	(48,608)
Other income	(1,000)	(600)	(1,000)	(1,000)

Total other (income) expenses, net	(42,791)	360,575	55,889	733,379

Income before income tax expense	62,099,570	24,556,302	56,258,576	22,007,703
Income tax expense	25,460,824	10,160,333	22,697,016	9,207,658

Net income	$36,638,746	$14,395,969	$33,561,560	$12,800,045

Net income per share, basic	$0.62	$0.27	$0.60	$0.24
Net income per share, diluted	0.58	0.25	0.55	0.23
Weighted average shares outstanding, basic	59,083,979	53,185,680	56,204,926	53,013,967
Weighted average shares outstanding, diluted	63,401,609	56,780,884	60,592,126	56,569,325

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common stock	Additional Paid-in capital	Retained earnings	Total stockholders' equity
Balance at June 30, 2003	$531,854	$13,239,353	$38,653,126	$52,424,333
Options exercised	4,078	272,930	—	277,008
Non-cash compensation	—	1,642,373	—	1,642,373
Net loss	—	—	(3,077,186)	(3,077,186)

Balance at September 30, 2003	$535,932	$15,154,656	$35,575,940	$51,266,528
Options exercised	2,870	364,538	—	367,408
Stock issued in initial public offering	79,063	126,420,937	—	126,500,000
Costs related to initial public offering	—	(11,392,589)	—	(11,392,589)
Net income	—	—	36,638,746	36,638,746

Balance at December 31, 2003	$617,865	$130,547,542	$72,214,686	$203,380,093

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$33,561,560	$12,800,045
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	862,180	516,366
Amortization	564,165	490,306
Non-cash compensation	1,642,373	450,000
Change in assets/liabilities:
(Increase) in processing fees from TERI and other receivables	(656,079)	(83,952)
(Increase) in structural advisory fees	(14,199,277)	(2,462,496)
(Increase) in residuals	(32,537,958)	(13,443,767)
(Increase) decrease in prepaid and other assets	(947,038)	84,718
Increase in net deferred tax liability	15,582,191	5,569,508
Increase in accounts payable, accrued expenses and other liabilities	952,722	4,666,151

Net cash provided by operating activities	4,824,839	8,586,879

Cash flows from investing activities:
Purchases of property and equipment	(3,244,501)	(1,043,241)
Payments to TERI for loan database updates	(373,764)	(373,764)

Net cash used in investing activities	(3,618,265)	(1,417,005)

Cash flows from financing activities:
Repayment on notes payable to TERI	(330,120)	(310,942)
Proceeds from notes payable	7,000,000	—
Net proceeds from initial public offering	115,107,411	—
Stock warrants and options exercised	644,416	1,390,480

Net cash provided by financing activities	122,421,707	1,079,538

Net increase in cash and cash equivalents	123,628,281	8,249,412
Cash and cash equivalents, beginning of period	18,327,018	7,316,333

Cash and cash equivalents, end of period	$141,955,299	$15,565,745

Supplemental disclosures of cash flow information:
Interest paid	$178,453	$457,800

Income taxes paid	$8,635,000	$1,330,750

Debt issuance cost	$250,000	$—

Supplemental disclosure of non-cash activities:
Structural advisory fees and residuals	$38,237,235	$15,906,263

Non-cash compensation	$1,642,373	$450,000

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2003. Certain prior period amounts have been reclassified to conform with current period presentation.

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

  Initial Public Offering

        In September 2003, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission registering 14,375,000 shares of the Company's common stock, including:

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

  Concentrations

TERI

        In its role as guarantor in the private education lending market, The Education Resources Institute, Inc. (TERI) agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private student loans, with limited exceptions. As of December 31, 2003, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, the Company's clients may not wish to enter into guarantee arrangements with TERI. In addition, the Company may receive lower structural advisory fees because the costs of credit enhancement for the asset-backed securitizations that the Company structures could increase.

PHEAA

        There are currently six TERI-approved loan servicers. The Company currently utilizes three of these servicers. Pennsylvania Higher Education Assistance Agency (PHEAA) currently services a majority of all loans for which the Company facilitates origination. This arrangement allows the Company to increase the volume of loans in its clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

        During the three and six month periods ended December 31, 2003, processing fees from TERI represented approximately 9% and 17%, respectively, of total service revenue. Over the same periods, securitization fees from the December 2003 securitization through NCSLT 2003 represented approximately 89% and 79%, respectively, of total service revenue. The Company did not recognize more than 10% of total service revenue from any other customer.

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

(2) Stock Options

        The Company uses the intrinsic value method to account for stock options and provides pro forma net earnings disclosures as if the fair-value-based method had been applied.

        For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company's consolidated pro forma net income and net income per share for the three and six month periods ended December 31, 2003 and 2002, had the

Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, are as follows:

	Three months ended December 31,
	2003	2002
Net income—as reported	$36,638,746	$14,395,969
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(109,435)	(76,592)

Net income—pro forma	$36,529,311	$14,319,377

Net income per share—basic—as reported	$0.62	$0.27

Net income per share—basic—pro forma	$0.62	$0.27

Net income per share—diluted—as reported	$0.58	$0.25

Net income per share—diluted—pro forma	$0.58	$0.25

	Six months ended December 31,
	2003	2002
Net income—as reported	$33,561,560	$12,800,045
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(301,438)	(226,349)

Net income—pro forma	$33,260,122	$12,573,696

Net income per share—basic—as reported	$0.60	$0.24

Net income per share—basic—pro forma	$0.59	$0.24

Net income per share—diluted—as reported	$0.55	$0.23

Net income per share—diluted—pro forma	$0.55	$0.22

        The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six month periods ending December 31, 2003 and 2002:

	Three months ended December 31,
Assumption
	2003	2002
Expected risk-free interest rate	3.77%	*
Expected dividend yield	—	*
Expected average life in years	7	*
	Six months ended December 31,
Assumption
	2003	2002
Expected risk-free interest rate	3.97%	4.03%
Expected dividend yield	—	—
Expected average life in years	7	7

*
No options granted during this period.

        The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(3) Service Receivables

        Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loan, net of prepayment, default and recovery estimates. The fees are paid to the Company from the various separate securitization trusts (NCT trusts) established by The National Collegiate Trust, from The National Collegiate Master Student Loan Trust I (NCMSLT), and from The National Collegiate Student Loan Trust 2003-1 (NCSLT 2003). Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by First Marblehead Education Resources, Inc., a wholly owned subsidiary of FMC, on TERI's behalf.

        The Company did not conduct any securitization transactions in its first quarter of either fiscal 2004 or 2003. The Company does, on a quarterly basis, update its estimate of the present value of its structural advisory fees and residuals receivables, to reflect the passage of time, any change in discount rates used to estimate their present value, and any changes to the trust performance metrics that the Company considers in its present value estimates, such as default, recovery, prepayment and forward LIBOR rates.

        For the NCT trusts and NCMSLT, the Company made no changes in its assumptions regarding default rates, prepayment rates and recovery rates in the first six months of either fiscal 2004 or 2003. For the private label loans securitized in December 2003 in NCSLT 2003, the Company used a default rate assumption of 9.06%, a prepayment rate assumption of 7%, and a recovery rate assumption of 40%.

        The Company uses an implied forward one-month LIBOR curve to estimate trust cash flows. During the six month period ended December 31, 2003, the rates along the implied forward one-month LIBOR curve increased between 15 and 110 basis points. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates in the six month period ended December 31, 2002 did not have a material impact on the fair market value of these receivables during that period.

        The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1 to December 31, 2003, this rate increased by 92 basis points from 5.33% to 6.25%. From July 1 to December 31, 2002, this rate decreased by 83 basis points from 6.86% to 6.03%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of the Company's structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company's estimate of their fair market value. In determining an appropriate discount rate for valuing residuals, the Company reviews the rates used by student loan securitizers, as well as rates used in the much broader commercial mortgage-backed securities, or CMBS, market. The Company believes that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. The Company believes that the 12% discount rate it uses is appropriate given the maximum 24-year life of the trust assets and residuals.

        The following table summarizes the changes in the structural advisory fees receivable for the six month periods ended December 31, 2003 and 2002:

	Six months ended December 31,
	2003	2002
Fair value of additional structural advisory fees at beginning of period	$10,785,583	$4,760,468
Additions from structuring new securitizations	5,925,107	2,070,041
Fair market value adjustments	(225,830)	392,455

Fair value of additional structural advisory fees at end of period	16,484,860	7,222,964
Up-front structural advisory fees receivable	8,500,000	—

Total structural advisory fees receivable at end of period	$24,984,860	$7,222,964

        The following table summarizes the changes in the residuals receivables for the six month periods ended December 31, 2003 and 2002, respectively:

	Six months ended December 31,
	2003	2002
Fair value at beginning of period	$43,600,465	$13,573,360
Additions from structuring new securitizations	29,730,030	12,615,153
Fair market value adjustments	2,807,928	828,614

Fair value at end of period	$76,138,423	$27,017,127

        The principal balance of loans facilitated and available to the Company for later securitization at December 31, 2003 and June 30, 2003 totaled $385.8 million and $160.4 million, respectively.

        The effect on the fair market value of the structural advisory fees and residuals receivables (excluding the $8.5 million up-front structural advisory fee receivable that the Company expects to receive in July 2004) based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at December 31, 2003, from the assumed levels for each key assumption are as follows:

Additional structural advisory fees receivable, December 31, 2003	$16,484,860

Default rate +10% +20%	(113,000 (228,000	) )	Default rate -10% -20%	115,000 229,000
Default recovery rate +10% +20%	0 105,000		Default recovery rate -10% -20%	(96,000 (96,000	) )
Prepayment rate +10% +20%	(416,000 (810,000	) )	Prepayment rate -10% -20%	443,000 902,000
Discount rate +10% +20%	(669,000 (1,298,000	) )	Discount rate -10% -20%	696,000 1,334,000
Forward LIBOR rates +1% +2%	492,000 1,033,000		Forward LIBOR rates -1% -2%	(452,000 (908,000	) )
Residuals receivable, December 31, 2003	$76,138,423

Default rate +10% +20%	(2,097,000 (5,771,000	) )	Default rate -10% -20%	582,000 1,129,000
Default recovery rate +10% +20%	313,000 388,000		Default recovery rate -10% -20%	(442,000 (1,553,000	) )
Prepayment rate +10% +20%	(3,506,000 (6,856,000	) )	Prepayment rate -10% -20%	3,675,000 7,534,000
Discount rate +10% +20%	(7,333,000 (13,853,000	) )	Discount rate -10% -20%	8,267,000 17,606,000
Forward LIBOR rates +1% +2%	1,338,000 2,613,000		Forward LIBOR rates -1% -2%	(1,618,000 (3,350,000	) )

(4) Related Party Transactions

        On March 4, 2002, the Company advanced an unsecured loan to a non-executive employee in the amount of $40,000 to be repaid over 5 years at 6% interest per year through payroll deductions, of which $32,268 and $35,444 was outstanding at December 31, 2003 and June 30, 2003, respectively.

        At December 31, 2003 and June 30, 2003, Milestone Capital Management (MCM), an institutional money management firm was managing approximately $139.0 million and $15.8 million, respectively, of cash and cash equivalents for the Company and charging its standard fees for its services. One of the Company's directors is a director of MCM. Members of the director's immediate family own approximately 40% of MCM's outstanding equity.

(5) Borrowings from Related Parties

  (a) Line of Credit

        The Company entered into a $975,000 revolving line of credit with a bank effective April 24, 2002 of which none was outstanding at December 31, 2003 or June 30, 2003. The line of credit matured on April 24, 2003 and was renewed through December 31, 2003 subject to the same terms and conditions, with interest payable at 1% above the highest published Wall Street Journal prime rate. The terms of the line of credit required that: the Company maintain accurate books and records; the assets be free of all liens, encumbrances and financing not approved by the lender; and when there was a balance outstanding under the line, no dividends or payments of principal and interest on any loans held by any guarantor, officer, director or stockholder could be made. A member of the board of directors of the Company is also a director and significant stockholder of a company that owns the bank. The Company believes that the line of credit was on substantially the same terms as those prevailing at the same time for comparable transactions with third parties. The Company did not renew this credit facility upon its expiration.

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

  (c) Notes Payable to TERI

        In connection with the acquisition of TERI's loan processing operations, the Company entered into a Note Payable Agreement with TERI on June 20, 2001, amounting to $3.9 million, $2.0 million of which relates to the acquisition of TERI's software and network assets and $1.9 million of which relates to the workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets and workforce-in-place intangible assets. The outstanding balance of this note payable at December 31, 2003 and June 30, 2003 amounted to $3.1 million and $3.3 million, respectively.

        The Company also entered into a second note payable, amounting to $4.0 million, with TERI on June 20, 2001 to fund the acquisition of TERI's loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at December 31, 2003 and June 30, 2003 amounted to $3.2 million and $3.4 million, respectively.

(6) Other Borrowings

  (a) Revolving Line of Credit

        On August 28, 2003, the Company entered into an agreement with Fleet National Bank (Bank) to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. The proceeds are available for working capital and general corporate purposes. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company's option, at the Bank's prime rate or the London Interbank Offered Rate, or LIBOR, plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. This agreement restricts the Company's ability to pay cash dividends in the event it is in default. At December 31, 2003, the Company had no borrowings outstanding under the revolving line of credit. The Bank has also issued on the Company's behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the lease and sublease of office space. Third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount the Company may borrow under this revolving credit facility.

  (b) Note Payable Related to December 2003 Securitization

        In December 2003, we received $7.0 million of the $8.5 million up-front structural advisory fee payment that we expect to receive in July 2004 by assigning the right to the first $7,250,000 of the July 2004 payment to the lead underwriter of the December 2003 securitization. This transaction was structured in the form of a $7.25 million note, and is further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization as well as $700,000 of restricted cash.

(7) Stockholders' Equity

  Equity Transactions

        An executive officer of the Company had an agreement with two principal stockholders of the Company relating to shares of common stock of the Company owned by these stockholders. Pursuant to this agreement, the executive officer earned non-cash compensation of $900,000 through June 30, 2003. The executive officer earned additional non-cash compensation of approximately $1.6 million during the first quarter of fiscal 2004. On September 30, 2003, the agreement was terminated in exchange for vested options issued by these two principal stockholders.

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

  2002 Director Stock Plan

        In September 2002, the Board of Directors approved, and in August 2003 the stockholders approved, a 2002 Director Stock Plan and reserved 200,000 shares of common stock for issuance to the Company's non-employee directors. As of December 31, 2003, 40,000 options have been issued under this plan.

  2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved a 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under this plan. As of December 31, 2003, no options had been issued under this plan.

  Offering

        On September 2, 2003, the Board of Directors authorized management to proceed with an initial public offering. The costs associated with the initial public offering were capitalized and deducted from the proceeds upon the sale and issuance of stock. These costs totaled approximately $11.4 million, including underwriters' discounts. At June 30, 2003, capitalized offering costs amounted to approximately $72,000.

  Stock Splits

        In August 2003, the stockholders approved a 10-for-1 stock split which became effective on August 25, 2003. As such, all prior period share data have been retroactively adjusted to reflect the stock split.

        In October 2003, the Board of Directors approved a 4-for-1 stock split to be effected as a stock dividend immediately prior to the effectiveness of the initial public offering. On October 29, 2003, the stockholders became entitled to payment of such stock dividend. All share data has been retroactively adjusted to reflect this stock split.

  2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved a 2003 Employee Stock Purchase Plan, and authorized the issuance of up to a total of 400,000 shares of the Company's common stock to participating employees. Employees who own 5% or more of the Company's common stock are not eligible to participate under the purchase plan. Participation in the plan is voluntary.

(8) New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify three classes of freestanding financial instruments that embody obligations for the issuer as a liability or, in some cases, assets. This statement generally is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard, a portion of which has been indefinitely deferred, did not and is not expected to have a material impact on the Company's consolidated financial condition, results of operations, earnings per share or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ended after December 15, 2002 and the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic method of accounting for stock options and has not yet determined if it will change to the fair value method of accounting for employee stock options.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applies FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At December 31, 2003, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R will replace FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R is not expected to have a material impact on the Company's consolidated financial condition, results of operations, earnings per share or cash flows.

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

        In December 2003, the FASB issued revised SFAS Statement No. 132. This statement reforms the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition, results of operations, earnings per share or cash flows.

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

Executive Summary

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

        We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we believe we can enhance our service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During the first six months of fiscal 2004, we processed over 300,000 loan applications and facilitated $981 million in loan disbursements at over 4,000 schools. We have provided structural, advisory and other services for 20 securitization transactions since our formation in 1991.

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

        During the first six months of fiscal 2004, we securitized only private label loans. We expect we will securitize GATE loans, including those we facilitated during the first six months of our fiscal year, in our fourth fiscal quarter. Our private label programs contributed $86.0 million, or 94.1%, of our total service revenue in fiscal 2003, while our GATE programs contributed $5.4 million, or 5.9%, of our total service revenue in fiscal 2003.

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

        The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. We facilitated the securitization of $532 million of student loans during the first six months of fiscal 2004, up from $226 million for the same period last year.

        In the first six months of fiscal 2004, we facilitated disbursement of approximately 112,000 loans in an aggregate principal amount in excess of $981 million. Approximately $747 million of this amount was available to us for securitization. In the comparable period of fiscal 2003, we facilitated disbursement of approximately 76,000 loans in an aggregate principal amount of approximately $601 million. Approximately $384 million of this amount was available to us for securitization.

        The dollar volume of the loans that we facilitated in the first six months of fiscal 2004 increased 63% as compared to the same period last year. The loans that we facilitated that are available to us for securitization increased 95% in the first six months of fiscal 2004 as compared to the same period in fiscal 2003.

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

        Our significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements included in exhibit 99.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003, which includes a summary of the accounting policies we use in preparing our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most "critical"—that is, those that are most important to the portrayal of our financial condition and results of operations. These require our most difficult, subjective and complex judgments, often requiring us to make estimates about the effect of matters that are inherently uncertain. These accounting policies involve the recognition and valuation of our service revenue related to the securitizations that we structure for our clients, as well as the valuation of goodwill and intangible assets. We also consider our policy with respect to the determination of whether or not to consolidate the securitization trusts that we facilitate to be a critical accounting policy.

Service Revenue

        For a discussion of our revenue recognition policy, see "—Recognition and Valuation of Service Revenue."

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use the following key assumptions to estimate their values:

  •
  the discount rate, which we use to calculate the present value of our additional structural advisory fees and residuals;

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

        The following table shows the loan performance assumptions at December 31, 2003:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCSLT 2003	Private label	9.06%	40%	7%	6.25%	12%
NCMSLT	Private label	8.08	40	7	6.25	12
NCT trusts	Private label	7.11	46	7	6.25	12
NCT trusts	GATE	23.22	47	4	6.25	12

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. For example, approximately four percent of the loans securitized in NCSLT 2003 represent a new product line offered this fiscal year by some of our private label clients. This new product line includes co-signed loans for which the co-signer has a lower credit score than our other tiered products. We worked, in consultation with TERI and our bank clients, to structure and price these loan products to reflect their increased default risk. Accordingly, the interest rate being charged on these loans and the segregated reserves that TERI provided NCSLT 2003 to cover projected default exposure on these loans are greater than those provided for our clients' other loan products. The inclusion of these new loans in NCSLT 2003 also resulted in an estimated overall default rate for NCSLT 2003 that is 98 basis points higher than what we estimated for NCMSLT.

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

        At December 31, 2003 we used a 6.25% discount rate and at June 30, 2003, we used a 5.33% discount rate for valuing structural advisory fees. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to interest payable on double-B or triple-B rated, intermediate-term corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

        Other than this change in the discount rate to be applied to structural advisory fees, we did not change any other loan performance assumptions regarding discount rates, recovery rates, CPR rates, or discount rates for the NCT trusts or NCMSLT from what we used at June 30, 2003.

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

        Any changes in the estimates that we use to determine the carrying value of our goodwill and intangible assets or which adversely affect their value or estimated life could adversely affect our results of operations and financial condition. At December 31, 2003, goodwill totaled $3.2 million and net intangible assets totaled $3.4 million.

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

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we have applied Financial Standards Accounting Board Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The securitization trusts created after January 31, 2003 have either met the criteria to be a Qualified Special Purpose Entity, or QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, we did not consolidate the existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R will replace FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R is not expected to have a material impact on the Company's consolidated financial condition, results of operations, earnings per share or cash flows.

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

Securitizations and Related Revenue

        We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, special purpose trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. To date, we have utilized the following special purpose entities for the securitizations we have structured:

  •
  The National Collegiate Student Loan Trust 2003-1, or NCSLT 2003, was formed in December 2003 to purchase exclusively TERI-guaranteed private label loans.

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

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

  •
  Up-front.  We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans or soon thereafter. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers. In recent securitizations, these fees have ranged from 4.7% to 6.7% of the principal and capitalized interest of the loans securitized; and

  •
  Additional.  We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loan. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103.0% to 105.0%. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

  •
  Residuals.  We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and entitles us to receive:

  •
  in connection with the securitizations in NCSLT 2003, 75% of the residual cash flows once a parity ratio of 103.0% is reached and maintained;

  •
  in connection with securitizations in NCMSLT, 75% of the residual cash flows once a parity ratio of 103.5% is reached and maintained; and

  •
  in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of securitized GATE loans, 10% of the residual cash flows.

  Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. We contributed no funding to NCSLT 2003 or NCMSLT, the trusts that have securitized solely TERI-guaranteed private label loans. In connection with the three most recent securitizations of GATE loans in the NCT trusts, in order to accommodate a limited number of schools, we invested in the aggregate approximately one-third of our GATE-related up-front structural advisory fees to eliminate the risk exposure of those schools. These investments, which reduced our up-front structural advisory fees that would have been recognized in these periods, totaled $2.0 million, $1.8 million and $1.2 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, our investment comprised 5.6% of our total up-front structural advisory fees. In exchange for these investments, we received the rights to the residual interest that these schools would otherwise hold in the trust and accounted for these rights as residuals, consistent with the manner in which we account for our other residuals. The value of these residual interests is primarily affected by the loan performance at each school. In the case of securitizations in NCSLT 2003 and NCMSLT, we currently expect to receive the residuals beginning approximately five years after the date of a particular securitization. In the case of securitizations in the NCT trusts, we currently expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization.

  •
  Administrative and other fees.  We receive administrative fees from the trusts ranging from 5 to 20 basis points per year of the student loan balance in the trust for daily management of the trusts and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization. In addition, in connection with some securitizations, we receive other fees from originating lenders when their loans are purchased by the securitization trust. To date, these other fees have not been material.

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

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. During the first six months of fiscal 2004, we facilitated a securitization in our second fiscal quarter. In fiscal 2003, we facilitated securitizations in the second and fourth fiscal quarters. In addition, during the third quarter of fiscal 2003, NCMSLT utilized funds raised in the second quarter securitization to acquire additional student loans from our clients, which generated service revenue for us in the third quarter. We do not expect any trusts to conduct a similar acquisition during the third quarter of fiscal 2004, and we expect that we will incur a net loss during the quarter. The following table sets forth our quarterly service revenue and net income (loss) for the first two quarters of fiscal 2004 and the four quarters of fiscal 2003:

	2004 fiscal quarter
	First	Second
	(in thousands)
Service revenue	$9,469	$77,523
Net income (loss)	(3,077)	36,639
	2003 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$6,352	$33,218	$15,629	$36,157
Net income (loss)	(1,596)	14,396	3,934	14,765

Results of Operations

Revenue Related to Securitization Transactions

        Consistent with our past practice of conducting securitization transactions in our second and fourth fiscal quarters, we did not conduct a securitization transaction during the first quarter of either fiscal 2004 or fiscal 2003. Therefore, during these quarters we did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions. In addition, we securitized only private label loans during the second quarter of our fiscal year, and expect to securitize GATE loans as well as additional private label loans during our fourth fiscal quarter.

        The following table sets forth for the first six months of fiscal years 2004 and 2003 (by dollar amount and as a percentage of the total volume of loans securitized):

  •
  the total volume of private label loans securitized and the securitization-related service revenue components, other than administrative and other fees; and

  •
  updates to reflect any adjustment to additional structural advisory fees and residuals from prior trusts.

	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
First six months of Fiscal 2004:
Private label loans	$532,336	$33,000	6.2%	$5,925	1.1%	$38,925	$29,730	5.6%
Trust updates(2)	—	—		(226)		(226)	2,808

Total	$532,336	$33,000		$5,699		$38,699	$32,538

First six months of Fiscal 2003:
Private label loans	$226,270	$13,097	5.8%	$2,070	0.9%	$15,167	$12,615	5.6%
Trust updates(2)	—	—		392		392	829

Total	$226,270	$13,097		$2,462		$15,559	$13,444

(1)
Represents principal and accrued interest.

(2)
Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the present value estimates of additional structural advisory fees and residuals, as well as changes in assumptions underlying our estimates of the fair value of these service revenue components.

  Structural Advisory Fees

        Structural advisory fees increased to $38.7 million for the first six months of fiscal 2004 from $15.6 million for the comparable period last year. The increase in structural advisory fees was primarily a result of an increase in securitization volume, as well as an increase in the advisory fee rates as a percentage of the loan volume securitized.

        Up-front structural advisory fees.    The up-front component of structural advisory fees increased to $33.0 million for the first six months of fiscal 2004 from $13.1 million for the comparable period last year. In fiscal 2004, we collected $24.5 million of the up-front structural advisory fee in December 2003, at the time the securitization transaction closed, and we expect to receive a second payment of approximately $8.5 million in July 2004. We recorded this second payment as a structural advisory fee receivable at December 31, 2003. In December 2003, we received a $7.0 million advance on the July 2004 payment from the lead underwriter in the securitization (See "—Notes Payable"). The entire $13.1 million up-front structural advisory fee from the November 2002 securitization was collected at the time the securitization transaction closed. The increase in the up-front structural advisory fees was primarily a result of an increase in securitization volume. In addition, the up-front structural advisory fee rates increased to 6.2% during the first six months of fiscal 2004 from 5.8% for the same period last year.

        The following table reflects the increase in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee rates:

		Up-front structural advisory fees
	Total volume of loans securitized in fiscal 2004	Change attributable to increased securitization volume	Change attributable to change in fee rate	Total increase
	(in thousands)
Six months ended December 31, 2003 vs. six months ended December 31, 2002	$532,336	$17,716	$2,187	$19,903

        As of December 31, 2003, NCSLT 2003 and NCMSLT are both Qualified Special Purpose Entities, or QSPEs. In regards to a QSPE, a company would not need to include the assets, liabilities, non-controlling interests and results of activities of such entity in its consolidated financial statements. The Financial Accounting Standards Board, or FASB, has issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets, an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet in order to be considered a QSPE. Given the uncertainties associated with the pending FASB Exposure

Draft, we decided to close NCMSLT and use discrete trusts, such as NCSLT 2003, for the December 2003 as well as future securitizations. See "—Consolidation."

        Additional Structural Advisory Fees.    The additional component of structural advisory fees increased to $5.7 million during the first six months of fiscal 2004 from $2.5 million during the same period last year. The increase in additional structural advisory fees was primarily a result of an increase in securitization volume, and, to a lesser extent, an increase in the additional structural advisory fee rate between periods.

        The following tables summarize the changes in the fair value of additional structural advisory fees (excluding the $8.5 million up-front structural advisory fee receivable from the December 2003 securitization that we expect to receive in July 2004) for the three and six month periods ended December 31, 2003 and 2002:

	Three months ended December 31,
	2003	2002
	(in thousands)
Fair value at beginning of period	$10,507	$5,132
Additions from structuring new securitizations	5,925	2,070
Fair market value adjustments	53	21

Fair value at end of period	$16,485	$7,223

	Six months ended December 31,
	2003	2002
	(in thousands)
Fair value at beginning of period	$10,786	$4,761
Additions from structuring new securitizations	5,925	2,070
Fair market value adjustments	(226)	392

Fair value at end of period	$16,485	$7,223

        During the first six months of fiscal 2004, the fair value of our additional structural advisory fees decreased by approximately $0.2 million, as the accretion of the discounting inherent in these present value estimates and the impact of upward movement in the implied forward one-month LIBOR curve were more than offset by the effect of the increase in the discount rate during the period. During the first six months of fiscal 2003, the fair value of our additional structural advisory fees increased by approximately $0.4 million, as both the accretion of the discounting inherent in these present value estimates and a decrease in the discount rate contributed to an increase in the value of these receivables.

        On a quarterly basis, we update our estimate of the present value of our additional structural advisory fees. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables.

        We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The 10-year Treasury rate plus 2% equaled 6.25% at December 31, 2003, 5.95% at September 30, 2003, 5.33% at June 30, 2003, 6.03% at December 31, 2002, 5.87% at September 30, 2002 and 6.86% at June 30, 2002. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair market value.

        On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward one-month LIBOR curve to estimate trust cash flows. During the six month period ended December 31, 2003, the rates along the implied forward one-month LIBOR curve increased between 15 and 110 basis points. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates in the six month period ended December 31, 2002 did not have a material impact on the fair market value of additional structural advisory fees receivable during that period. For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates for the NCMSLT or NCT Trusts in the first six months of either fiscal 2004 or 2003.

  Residuals

        Residuals increased to $32.5 million for the first six months of fiscal 2004 from $13.4 million for the same period last year. The increase in residuals is primarily a result of an increase in securitization volume.

        The following tables summarize the changes in the fair value of residuals receivable for the three and six month periods ended December 31, 2003 and 2002:

	Three months ended December 31,
	2003	2002
	(in thousands)
Fair value at beginning of period	$45,195	$13,982
Additions from structuring new securitizations	29,730	12,615
Fair market value adjustments	1,213	420

Fair value at end of period	$76,138	$27,017

	Six months ended December 31,
	2003	2002
	(in thousands)
Fair value at beginning of period	$43,600	$13,573
Additions from structuring new securitizations	29,730	12,615
Fair market value adjustments	2,808	829

Fair value at end of period	$76,138	$27,017

        During the first six months of fiscal 2004 and 2003, the fair value of our residual receivables increased by approximately $2.8 million and $0.8 million, respectively, due to the passage of time and the impact of movement in the implied forward one-month LIBOR curve. The amount of this fair value adjustment increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

        On a quarterly basis, we update our estimate of the present value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. We used a 12% discount factor during fiscal 2004 and 2003.

        On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward one-month LIBOR curve to estimate trust cash flows. During the six month period ended December 31, 2003, the rates along the implied forward one-month LIBOR curve increased between 15 and 110 basis points. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the residuals receivables during the period. The impact of changing LIBOR rates in the six month period ended December 31, 2002 did not have a material impact on the fair market value of residuals receivable during that period. For a discussion of the assumptions we make in estimating our residuals, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader commercial mortgage-backed securities, or CMBS, market. We believe that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

  Administrative and other fees

        Administrative and other fees increased to approximately $0.5 million in the second quarter of fiscal 2004 from approximately $0.3 million in the second quarter of fiscal 2003, and increased to approximately $0.8 million for the first six months of fiscal 2004 from approximately $0.7 million for the first six months of fiscal 2003. Administrative fees charged to the securitization trusts increased by approximately $0.1 million between the three month periods and $0.3 million between the six month periods, reflecting the higher student loan balances in the trusts and an increase in the administrative fee rate charged to the NCT trusts between periods from 10 basis points to 20 basis points. We expect that our administrative fees will continue to increase as the student loan balances in the securitization trusts continue to increase. Other processing fees decreased by approximately $0.2 million for the second quarter and by approximately $0.4 million for the first six months of the fiscal year as we stopped charging a loan origination fee on certain private label loans at the end of fiscal 2003. In the second quarter of fiscal 2004, we charged a private label client approximately $0.2 million for call center expenses directly related to its loan program offerings, which we recorded as other fee revenue.

Processing Fees from TERI

        Processing fees from TERI increased to $7.1 million for the second quarter of fiscal 2004 from $4.6 million for the second quarter of fiscal 2003, and increased to $15.0 million for the first six months of fiscal 2004 from $9.9 million for the first six months of fiscal 2003. This increase was attributable to the growth in private label loan facilitations, which increased to $336 million in the second quarter of fiscal 2004 from $204 million in the second quarter of fiscal 2003, and increased to $931 million for the first six months of fiscal 2004 from $563 million for the first six months of fiscal 2003. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes.

Operating Expenses

        Total operating expenses increased to $15.5 million in the second quarter of fiscal 2004 from $8.3 million in the second quarter of fiscal 2003. Total operating expenses for the six months ended

December 31, 2003 increased to $30.7 million as compared to $16.8 million for the same period last year.

        Compensation and benefits increased to $7.8 million in the second quarter of fiscal 2004 from $4.6 million in the second quarter of fiscal 2003, and increased to $16.7 million for the first six months of fiscal 2004 from $9.1 million during the same period last year. General and administrative expenses increased to $7.7 million in the second quarter of fiscal 2004 from $3.7 million in the second quarter of fiscal 2003, and increased to $14.0 million for the first six months of fiscal 2004 as compared to $7.7 million for the same period last year.

        Compensation and benefits and general and administrative expenses increased between periods primarily as a result of an increase in the number of personnel, as we continued to hire additional personnel to meet the operating requirements from our growing loan processing and securitization activities. In addition, in the first quarter of fiscal 2004, we incurred a non-cash compensation charge of $1.64 million related to an agreement between an executive officer and two of our principal stockholders related to shares of our common stock owned by these stockholders which, under accounting principles generally accepted in the United States of America, the executive officer is deemed to have earned from us. We do not expect to take any future charges related to this agreement as it was terminated on September 30, 2003 in exchange for vested options issued by these stockholders. Furthermore, as our financial performance improves, we expect to award higher performance-based cash compensation to our employees. As a result, we have increased our bonus accrual related to performance-based compensation during the first six months of fiscal 2004 by approximately $2.0 million.

        General and administrative expenses increased during fiscal 2004 as compared to fiscal 2003 as a result of an increase in professional fees, consulting fees, call center expenses, and credit bureau fees. Professional fees increased to $1.4 million for the three months ended December 31, 2003 compared to $0.5 million for the three month period ended December 31, 2002, and increased to $1.8 million for the six months ended December 31, 2002 compared to $0.9 million for the same six month period last year. This increase was primarily a result of increased legal and accounting fees related to the creation of securitization trusts and increased professional fees associated with being a company with publicly traded securities. Consulting fees increased to $1.3 million for the three months ended December 31, 2003 compared to $0.5 million for the three month period ended December 31, 2002, and increased to $2.5 million for the six months ended December 31, 2003 compared to $1.1 million for the six month period last year. This increase resulted as we have engaged additional outside consultants to assist us with our business development, marketing and process redesign work. Call center and temporary staffing expenses increased to $0.8 million for the three months ended December 31, 2003 compared to $0.3 million for the three months ended December 31, 2002, and increased to $1.9 million for the six months ended December 31, 2003 compared to $1.1 million for the same period last year, as loan origination volumes have increased between the periods. Credit bureau fees increased to approximately $0.4 million in the second quarter of fiscal 2004 compared to $0.2 million in the second quarter of fiscal 2003, and increased to $1.1 million for the six months ended December 31, 2003 compared to $0.6 million for the six months ended December 31, 2002 as a result of increased loan applications processed.

        We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

        The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our master servicing agreement, for the three and six month periods ended December 31, 2003 and 2002:

	Operating Expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
Three months ended December 31,
2003	$3,885	$3,259	$7,144	$3,913	$4,409	$8,322	$15,466
2002	2,754	1,895	4,649	1,840	1,812	3,652	8,301
Six months ended December 31,
2003	$7,774	$7,209	$14,983	$8,893	$6,801	$15,694	$30,677
2002	5,493	4,375	9,868	3,639	3,322	6,961	16,829

Other (Income) Expense

Interest (income) expense, net

        We recorded net interest income during the second quarter of fiscal 2004 of $42,000 compared to net interest expense during the same period last year of $361,000. During the first six months of fiscal 2004, we recorded net interest expense of $57,000 compared to net interest expense during the first six months of fiscal 2003 of $734,000. The reduction in interest expense was primarily the result of the repayment on May 30, 2003 of approximately $4.5 million borrowed from stockholders and certain of their affiliates in June 2001 related to the acquisition of TERI's loan processing operations, offset by interest paid on our $6.5 million of borrowings on our line of credit during October 2003. In addition, interest income is derived from our investment of excess cash, including the net proceeds of our initial public offering which we received on November 5, 2003.

Income Tax Expense

        Income tax expense increased to $25.5 million for the second quarter of fiscal 2004 from approximately $10.2 million for the second quarter of fiscal 2003, and for the six months ended December 31, 2003 increased to $22.7 million from $9.2 million for the same period last year. The increase in income tax expense was due to the increase in pre-tax income between periods, partially offset by a decrease in the effective tax rate. The effective tax rate for the six month period changed from 42% last year to 40% this year due primarily to the impact of non-cash compensation charges during the first quarter of fiscal 2004 related to an agreement with an executive officer.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses and potential acquisitions.

        In September 2003, we filed a registration statement on Form S-1 with the Securities and Exchange Commission registering 14,375,000 shares of our common stock, including:

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

        With respect to our liquidity and capital resources, the up-front structural advisory fees we earned from the securitization trusts in the first six months of fiscal 2004 and 2003 amounted to $33.0 million and $13.1 million, respectively. In addition, securitization-related revenue during the first six months of fiscal 2004 and 2003 amounted to 82% and 73%, respectively, of total service revenue.

Cash and Cash Equivalents

        At December 31, 2003, we had $142.0 million in cash and cash equivalents and at June 30, 2003 we had $18.3 million in cash and cash equivalents. Cash and cash equivalents includes balances in money market funds and securities purchased under resale agreements with original maturities of three months or less. We also included in cash and cash equivalents $0.7 million of restricted cash that provides partial collateral for a $7.25 million note payable that we issued in December 2003 described below under "Notes Payable."

Structural Advisory Fees and Residuals Receivables

        Our structural advisory fees and residuals receivables increased to $101.1 million at December 31, 2003 from $54.4 million at June 30, 2003, primarily as a result of the additional structural advisory fees and residuals receivable generated from the December 2003 securitization. The December 31, 2003 structural advisory fees receivable balance also includes $8.5 million of up-front structural advisory fees from the December 2003 securitization which we expect to receive in July 2004. For a discussion of our borrowing related to the $8.5 million payment we expect to receive in July 2004, see "—Notes Payable."

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

Property and Equipment, net

        During the first six months of fiscal 2004, our property and equipment, net increased by $2.4 million, as we spent $2.2 million on the relocation of our corporate headquarters and $1.0 million on the expansion of our processing facilities, offset by $0.9 million of depreciation expense recorded during the period.

Accounts Payable and Accrued Expenses

        We had accounts payable and accrued expenses of $14.4 million at December 31, 2003 and $13.6 million at June 30, 2003. During the first six months of fiscal 2004 we paid $8.6 million of income taxes accrued at June 30, 2003, and recorded accrued tax expenses of $7.1 million related to our income before income taxes generated during the period. Our accounts payable were $0.8 million higher at December 31, 2003, primarily as a result of unpaid invoices related to our initial public offering and the relocation of our corporate headquarters.

Net Deferred Tax Liability

        We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize additional structural advisory fees and residuals in income earlier than for tax purposes. Our deferred tax liability increased primarily as a result of additional structural advisory fee and residual revenue recognized over the first six months of fiscal 2004, offset in part by a decrease due to the tax effect of the non-cash compensation charges we recognized related to an agreement with an executive officer.

Notes Payable

        We had notes payable of $13.6 million at December 31, 2003 and $6.7 million in June 30, 2003. During the second quarter of fiscal 2004, we received $7.0 million of the $8.5 million up-front structural advisory fee payment that we expect to receive in July 2004 by assigning the right to the first $7.25 million of the July 2004 payment to the lead underwriter of the December 2003 securitization. This transaction was structured in the form of a $7.25 million note, and is further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization, as well as $700,000 of restricted cash. The remaining balance in notes payable relates to two acquisition notes we issued to acquire TERI's loan processing operations in 2001. At December 31, 2003 and June 30, 2003, these acquisition notes had an aggregate outstanding principal balance of $6.3 million and $6.7 million, respectively.

Cash Flows

        We had net cash inflows from operations for the six months ended December 31, 2003 of $4.8 million, compared to net cash inflows from operations for the six months ended December 31, 2002 of $8.6 million. Cash provided by operations resulted primarily from our net income and an increase in our net deferred tax liability, offset by increases in our structural advisory fees and residuals receivables.

        We used $3.6 million of net cash in investing activities for the six months ended December 31, 2003. The principal use of net cash was capital expenditures, primarily computer and office equipment to allow us to service an increasing volume of loan applications, and to a lesser extent, payments for loan database updates from TERI.

        We had net cash inflows from financing activities of $122.4 million for the six months ended December 31, 2003. The net proceeds from our initial public offering in November 2003 totaled $115.1 million. We also issued a $7.25 million note and received $7.0 million in cash from the lead underwriter of our December 2003 securitization to monetize a substantial portion of the $8.5 million up-front structural advisory fee payment from the securitization that we expect to receive in July 2004. Net cash we received upon exercise of options to purchase our common stock was also a source of cash flow from financing activities during the six month period ended December 31, 2003, and net cash we received upon exercise of options and warrants to purchase our common stock was also a source of cash flow from financing activities during the six months ended December 31, 2002. The use of cash for financing activities during both periods reflected payments under the notes that we issued to TERI in connection with the loan processing operations acquisition.

        We expect that our capital expenditure requirements for fiscal 2004 will be approximately $8.5 million. We expect to use these funds primarily for the expansion of our loan processing operations, purchase of computer and office equipment, and leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $0.5 million.

Borrowings

        In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI's loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At December 31, 2003, outstanding principal on these notes totaled $6.3 million as compared to $6.7 million at June 30, 2003.

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

        Effective April 24, 2002, we entered into a $975,000 revolving line of credit with a bank, none of which was outstanding on December 31, 2003 or June 30, 2003. The line of credit was extended to December 31, 2003, with interest payable annually at the greater of 6% or 1% above the highest published Wall Street Journal prime rate. A member of our board of directors is a director and majority stockholder of the company that owns the bank that provided this line of credit. We believe that the terms of the line of credit were substantially the same as those prevailing at the time we entered into this credit arrangement as we would have received from other banks for a comparable transaction. We did not renew this revolving line of credit when it expired.

        On August 28, 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank's prime rate or the London Interbank Offered Rate, or LIBOR, plus 2%. The revolving credit line contains financial covenants, including:

  •
  minimum trailing 12-month up-front structural advisory fees of not less than $25 to $30 million;

  •
  minimum tangible net worth of not less than $40 million through June 30, 2004 and the sum of 100% of consolidated tangible net worth plus 85% of consolidated net income, thereafter;

  •
  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

  •
  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are currently in compliance with these covenants. This agreement restricts our ability to pay cash dividends in the event we are in default. As of December 31, 2003, we had no balance outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000. The bank has issued on our behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the lease and sublease of office space. The third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount we may borrow under this revolving credit facility.

        On December 29, 2003, we issued a $7.25 million note to the lead underwriter on our December 2003 securitization to monetize a substantial portion of the second up-front structural advisory fee payment which we expect to receive in July 2004. The first $7.25 million of that payment will be used to repay the note. The note is further collateralized by $700,000 of restricted cash and a security interest in the first $6.3 million of residual payments scheduled to come from the residual revenues on the December 2003 securitization.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering, which we closed on November 5, 2003. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and other short-term investments will be sufficient to fund our operations for the foreseeable future. In addition, we may use our credit facility as a source of short-term liquidity if the need arises.

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

        We do not utilize these trusts as a means to transfer assets or liabilities from our balance sheet to those of the trusts because we are not the originator of the securitized student loans or the issuer of the related debt. We do not serve as lender, guarantor or loan servicer. Specifically, these trusts purchase such student loans from third-party financial institutions, the financing of which is provided through the issuance of asset-backed securities.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock- based employee compensation, including stock options. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ended after December 15, 2002 and the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002. We currently use the intrinsic method of accounting for stock options and have not yet determined if we will change the intrinsic value method to the fair value method of accounting for employee stock options. For additional information regarding our accounting for stock compensation, including a tabular presentation of the effects on our net income and earnings per share had we utilized the fair value method of accounting for stock options and other stock compensation, see "Stock Options" in Note 2 to the notes to unaudited condensed consolidated financial statements included in this quarterly report.

        On December 24, 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R will replace FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. We expect that the adoption of FIN No. 46R will not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

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

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural advisory and other services for 20 loan securitizations since our formation in 1991 and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, and prepayments. Securitization-related revenue constituted 82% of our total service revenues for the first six months of fiscal 2004, 76% of our total service revenue in fiscal 2003 and 66% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal years was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2003, we recognized 7% of our total service revenue in the first fiscal quarter, and 36%, 17%, and 40%, respectively, of our total service revenue in the three successive quarters. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. During the first six months of fiscal 2004, we facilitated no securitizations in our first fiscal quarter, and one securitization in our second quarter. We do not expect to conduct another securitization until our fourth fiscal quarter of 2004. In fiscal 2003, we facilitated securitizations in the second and fourth quarters. During the third quarter of fiscal 2003, one of the securitization trusts used funds raised in the second quarter securitization to acquire student loans from our clients, which generated service revenue for us in the third quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Fluctuations." The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

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

        We structure and support private student loan programs for commercial banks, including Bank One N.A. Structural advisory fees and residuals from securitization of Bank One private label loans represented approximately 53% of our total service revenue for the first six months of fiscal 2004, approximately 70% of our total service revenue for the first six months of fiscal 2003, and approximately 59% of our total service revenue for all of fiscal 2003. Our current agreement with Bank One is scheduled to terminate in 2007. However, Bank One has the right to terminate our agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. A significant decline in services to Bank One could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results would suffer as a result.

If our relationship with TERI terminates, our business could be adversely affected.

        In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients' private label loans. We have entered into an agreement to provide various services to TERI and received fees from TERI for services performed of $15.0 million, or 17% of total service revenue, for the first six months of fiscal 2004, and $20.6 million, or 23% of our total service revenue, for fiscal 2003. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI has an initial term through June 2006 with a renewal option exercisable by either party for an additional five-year term. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

        Pennsylvania Higher Education Assistance Agency, or PHEAA, currently services a majority of all loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients' loans. In addition, if our relationship with PHEAA terminates, we would need to develop a relationship with another loan servicer, which could be time-consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The outsourcing services market for education lending is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We assist national and regional financial institutions and educational institutions, as well as businesses and other organizations in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients' loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose to provide directly the services that we currently provide, and from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, which offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of business, that reliance will increase. Any failure or interruption, or breach in security, of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in states such as California that require such notification, with possible civil liability resulting from such failure, interruption or breach. We cannot assure you that such failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. We have implemented precautionary measures to avoid systems outages and to minimize the effects of any data or telephone systems interruptions, but we have not instituted fully redundant systems. The occurrence of any failure, interruption or breach could significantly harm our business.

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

        The number of our employees increased to 310 regular employees and 47 seasonal employees as of December 31, 2003 from 217 regular employees and 2 seasonal employees as of December 31, 2002. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to December 31, 2003, our assets have grown to $261.5 million, and our revenue increased to $87.0 million for the first six months of fiscal 2004, from $40.0 million for the first six months of fiscal 2003. Our growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

        If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of February 4, 2004, we had 61,786,750 shares of common stock outstanding, of which 47,309,010 shares are subject to the lock-up agreements with the underwriters of our initial public offering and are subject to the Rule 144 holding period requirements. After all of these agreements expire and applicable holding periods have elapsed, an aggregate of 47,309,010 shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2—Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

        During the three month period ended December 31, 2003, we granted stock options to purchase 4,000 shares of our common stock at an exercise price of $15.00 per share to a non-employee director under our 2002 Director Stock Option Plan

        During the three month period ended December 31, 2003, we issued and sold an aggregate of 287,060 shares of our common stock to employees, for aggregate consideration of $367,408, pursuant to exercises of options under our 1996 Stock Option Plan. The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

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

        The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-108531), which was declared effective by the Securities and Exchange Commission on October 30, 2003. In addition to expenses incurred in connection with the IPO and previously disclosed in our Form 10-Q for the fiscal quarter ended September 30, 2003, from the effective date of the registration statement through December 31, 2003, we have spent an additional $558,499 of the $117.6 million of net proceeds from the IPO, including $250,000 for an initial listing on the New York Stock Exchange, and $109,000 of additional accounting fees and expenses. Except as otherwise indicated, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

        After these expenses, the net proceeds to us from the IPO were approximately $115.1 million.

Item 4—Submission of Matters to a Vote of Security Holders

        During the three months ended December 31, 2003, in connection with our IPO, stockholders holding an aggregate of 53,446,000 shares, or 99.6%, of our common stock then outstanding approved by written consent:

  •
  a restated certificate of incorporation, which, among other things, increased the number of shares of authorized common stock from 25,000,000 to 100,000,000 and authorized 20,000,000 shares of undersigned preferred stock;

  •
  amended and restated by-laws, which, among other things, eliminated our stockholders' ability to take action by written consent in lieu of a meeting and to call special meetings of stockholders;

  •
  the 2003 Stock Incentive Plan and the reservation of 1,200,000 shares of our common stock for issuance under the plan;

  •
  the 2003 Employee Stock Purchase Plan and the reservation of 400,000 shares of our common stock for issuance under the plan; and

  •
  certain amendments, ratifications and waivers, including waivers of certain notice provisions, pre-emptive rights, transfer rights and voting rights, under the Shareholders Agreement dated December 21, 1995.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

  (b)
  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Commission on January 28, 2004 furnishing its earnings announcement for the quarter ended December 31, 2003 and filing under item 5 a correction to certain items contained in the Company's Registration Statement on Form S-1 (File No. 333-108531), which the Commission declared effective on October 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION
Date: February 13, 2004	By:	/s/ DONALD R. PECK Donald R. Peck Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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