Form 10-Q
period 2004-03-31
FIRST MARBLEHEAD CORP
filed 2004-05-14
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        As of April 30, 2004, the registrant had 61,914,110 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Cash and other short-term investments	$126,360,071	$16,756,653
Securities purchased under resale agreements	—	1,570,365

Total cash and cash equivalents	126,360,071	18,327,018

Service receivables:
Structural advisory fees	25,469,322	10,785,583
Residuals	78,390,930	43,600,465
Processing fees from The Education Resources Institute (TERI)	2,956,438	2,519,435

	106,816,690	56,905,483

Other receivables	464,616	142,818
Property and equipment	10,086,688	6,255,181
Less accumulated depreciation and amortization	(3,244,325)	(1,839,319)
Property and equipment, net	6,842,363	4,415,862
Goodwill	3,176,497	3,176,497
Intangible assets, net	3,310,561	3,608,538
Prepaid and other assets	1,603,052	477,019

Total assets	$248,573,850	$87,053,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,630,794	$13,558,897
Net deferred tax liability	28,261,539	14,395,985
Notes payable	13,425,098	6,674,020
Other liabilities	307,225	—

Total liabilities	48,624,656	34,628,902

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 61,906,110 and 53,185,440 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	619,061	531,854
Additional paid-in capital	130,681,576	13,239,353
Retained earnings	68,648,557	38,653,126

Total stockholders' equity	199,949,194	52,424,333

Total liabilities and stockholders' equity	$248,573,850	$87,053,235

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Service revenue:
Structural advisory fees	$484,462	$4,943,481	$39,183,739	$20,502,913
Residuals	2,252,507	5,491,425	34,790,465	18,935,192
Administrative and other fees	456,664	262,025	1,227,885	960,488
Processing fees from TERI	7,933,487	4,932,227	22,916,898	14,800,489

Total service revenue	11,127,120	15,629,158	98,118,987	55,199,082

Operating expenses:
Compensation and benefits	8,835,143	4,951,653	25,502,578	14,083,991
General and administrative expenses	8,414,458	3,457,714	22,424,425	11,154,218

Total operating expenses	17,249,601	8,409,367	47,927,003	25,238,209

Income from operations	(6,122,481)	7,219,791	50,191,984	29,960,873

Other (income) expense:
Interest expense	225,274	428,170	476,352	1,211,157
Interest income	(302,680)	(31,384)	(496,870)	(79,992)
Other income	(800)	(800)	(1,800)	(1,800)

Total other (income) expense, net	(78,206)	395,986	(22,318)	1,129,365

Income (loss) before income tax expense	(6,044,275)	6,823,805	50,214,302	28,831,508
Income tax (benefit) expense	(2,478,144)	2,890,010	20,218,871	12,097,668

Net income (loss)	$(3,566,131)	$3,933,795	$29,995,431	$16,733,840

Net income (loss) per share, basic	$(0.06)	$0.07	$0.52	$0.32
Net income (loss) per share, diluted	(0.06)	0.07	0.47	0.30
Weighted average shares outstanding, basic	61,855,607	53,185,680	58,074,788	53,070,369
Weighted average shares outstanding, diluted	61,855,607	56,945,788	63,440,851	56,685,595

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common stock	Additional Paid-in capital	Retained Earnings	Total stockholders' equity
Balance at June 30, 2003	$531,854	$13,239,353	$38,653,126	$52,424,333
Options exercised	8,144	771,502	—	779,646
Non-cash compensation	—	1,642,373	—	1,642,373
Stock issued in initial public offering	79,063	126,420,937	—	126,500,000
Costs related to initial public offering	—	(11,392,589)	—	(11,392,589)
Net income	—	—	29,995,431	29,995,431

Balance at March 31, 2004	$619,061	$130,681,576	$68,648,557	$199,949,194

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$29,995,431	$16,733,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,405,006	831,461
Amortization	858,623	749,472
Non-cash compensation	1,642,373	675,000
Change in assets/liabilities:
(Increase) in processing fees from TERI and other receivables	(758,801)	(200,809)
(Increase) in structural advisory fees	(14,683,739)	(3,456,127)
(Increase) in residuals	(34,790,465)	(18,935,192)
(Increase) decrease in prepaid and other assets	(876,033)	33,327
Increase in net deferred tax liability	13,865,554	8,175,518
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,620,878)	1,198,468

Net cash (used in) provided by operating activities	(9,962,929)	5,804,958

Cash flows from investing activities:
Purchases of property and equipment	(3,831,507)	(1,304,857)
Payments to TERI for loan database updates	(560,646)	(560,646)

Net cash used in investing activities	(4,392,153)	(1,865,503)

Cash flows from financing activities:
Repayment on notes payable	(498,922)	(469,937)
Proceeds from notes payable	7,000,000	—
Net proceeds from initial public offering	115,107,411	—
Stock warrants and options exercised	779,646	1,390,480

Net cash provided by financing activities	122,388,135	920,543

Net increase in cash and cash equivalents	108,033,053	4,859,998
Cash and cash equivalents, beginning of period	18,327,018	7,316,333

Cash and cash equivalents, end of period	$126,360,071	$12,176,331

Supplemental disclosures of cash flow information:
Interest paid	$351,352	$626,138
Income taxes paid	$17,848,821	$4,899,099
Supplemental disclosure of non-cash activities:
Structural advisory fees and residuals	$40,974,204	$22,391,319
Non-cash compensation	$1,642,373	$675,000

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of Business and Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2003 filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2003. Certain prior period amounts have been reclassified to conform with current period presentation.

  Student Loan Market Seasonality and Revenue Related to Securitization Transactions

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process increased volume of loan applications during November and December, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from The Education Resources Institute, Inc. (TERI) that the Company earns in a particular quarter.

        Consistent with the Company's past practice of conducting securitization transactions in its second and fourth fiscal quarters, the Company did not conduct a securitization transaction during the first or third quarters of either fiscal 2004 or fiscal 2003. The securitization conducted in the second quarter of fiscal 2003 included an acquisition fund that allowed for the purchase of student loans during the third quarter of fiscal 2003, resulting in securitization revenues during the third quarter of fiscal 2003. The securitization conducted in the second quarter of fiscal 2004 did not include such an acquisition fund, and therefore, during the third quarter of fiscal 2004, the Company did not generate any structural advisory fees or residuals from new securitization transactions.

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

        All of the 14,375,000 shares were sold on November 5, 2003 at a price to the public of $16.00 per share. Net proceeds of the initial public offering to the Company, after underwriting discounts and offering expenses, were approximately $115.1 million. The Company did not receive any of the proceeds of the sale of the shares sold by the selling stockholders.

  Concentrations

TERI

        In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private student loans, with limited exceptions. As of March 31, 2004, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, the Company's clients may not wish to enter into guarantee arrangements with TERI. In addition, the Company may receive lower structural advisory fees because the costs of credit enhancement for the asset-backed securitizations that the Company structures could increase.

PHEAA

        There are currently seven loan servicers for newly generated TERI-guaranteed loans, with three of these servicers servicing a majority of the loans we facilitate. Most of our clients enter into a servicing agreement with Pennsylvania Higher Education Assistance Agency (PHEAA) that governs the servicing of their loans prior to securitization. These arrangements allow the Company to increase the volume of loans in its clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

        During the three and nine month periods ended March 31, 2004, processing fees from TERI represented approximately 71% and 23%, respectively, of total service revenue. Over the nine month period ended March 31, 2004, securitization fees from the December 2003 securitization through The National Collegiate Student Loan Trust 2003-1 (NCSLT 2003) represented approximately 70% of total service revenue. See Note 3—Service Receivables. The Company did not recognize more than 10% of total service revenue from any other customer.

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

        On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the

Company's financial condition and results of operations. The Company regards an accounting estimate or assumption underlying its financial statements to be a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on its financial condition or operating performance is material.

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

        For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company's consolidated pro forma net income (loss) and net income (loss) per share for the three and nine month periods ended March 31, 2004 and 2003, had the Company elected to recognize compensation expense for the granting of options under

Statement of Financial Accounting Standards (SFAS) No. 123 using the Black-Scholes option pricing model, are as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)—as reported	$(3,566,131)	$3,933,795
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(71,821)	(118,087)

Net income (loss)—pro forma	$(3,637,952)	$3,815,708

Net income (loss) per share—basic—as reported	$(0.06)	$0.07

Net income (loss) per share—basic—pro forma	$(0.06)	$0.07

Net income (loss) per share—diluted—as reported	$(0.06)	$0.07

Net income (loss) per share—diluted—pro forma	$(0.06)	$0.07

	Nine months ended March 31,
	2004	2003
Net income—as reported	$29,995,431	$16,733,840
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(373,259)	(344,476)

Net income—pro forma	$29,622,172	$16,389,364

Net income per share—basic—as reported	$0.52	$0.32

Net income per share—basic—pro forma	$0.51	$0.31

Net income per share—diluted—as reported	$0.47	$0.30

Net income per share—diluted—pro forma	$0.47	$0.29

        The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine month periods ended March 31, 2004 and 2003:

	Three months ended March 31,
Assumption
	2004	2003
Expected risk-free interest rate	*	3.21%
Expected dividend yield	*	—
Expected average life in years	*	7
	Nine months ended March 31,
Assumption	2004	2003
Expected risk-free interest rate	3.97%	3.92%
Expected dividend yield	—	—
Expected average life in years	7	7

*
No options granted during this period.

        The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(3)   Service Receivables

        Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loan, net of prepayment, default and recovery estimates. The fees are paid to the Company from the various separate securitization trusts established by The National Collegiate Trust (NCT trusts), from The National Collegiate Master Student Loan Trust I (NCMSLT), and from NCSLT 2003. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, on TERI's behalf.

        The Company did not conduct any securitization transactions in its first or third quarters of either fiscal 2004 or 2003. The Company does, on a quarterly basis, update its estimate of the present value of its structural advisory fees and residuals receivables, to reflect the passage of time, any change in discount rates used to estimate their present value, and any changes to the trust performance metrics that the Company considers in its present value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate (LIBOR) rates.

        For the NCT trusts and NCMSLT, the Company made no changes in its assumptions regarding default rates, prepayment rates and recovery rates in the first nine months of either fiscal 2004 or 2003. For the private label loans securitized in December 2003 in NCSLT 2003, the Company used a default rate assumption of 9.06%, a prepayment rate assumption of 7%, and a recovery rate assumption of 40%. The Company made no changes in its assumptions regarding these rates in the third quarter of fiscal 2004.

        The Company uses an implied forward one-month LIBOR curve to estimate trust cash flows. During the nine month period ended March 31, 2004, the rates along the implied forward one-month LIBOR curve decreased between 4 and 35 basis points over the next 20 months and increased up to 122 basis points thereafter. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates in the nine month period ended March 31, 2003 did not have a material impact on the fair market value of these receivables during that period.

        The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1, 2003 to March 31, 2004, the discount rate used increased by 51 basis points from 5.33% to 5.84%. From July 1, 2002 to March 31, 2003, the discount rate used decreased by 103 basis points from 6.86% to 5.83%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of the Company's structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company's estimate of their fair market value. In determining an appropriate discount rate for valuing residuals, the Company reviews the rates used by student loan securitizers, as well as rates used in the much broader commercial mortgage-backed securities, or CMBS, market. The Company believes that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. The Company believes that the 12% discount rate it uses is appropriate given the maximum 24-year life of the trust assets and residuals.

        The following table summarizes the changes in the structural advisory fees receivable for the nine month periods ended March 31, 2004 and 2003:

	Nine months ended March 31,
	2004	2003
Fair value of additional structural advisory fees at beginning of period	$10,785,583	$4,760,468
Additions from structuring new securitizations	5,925,107	2,913,334
Fair market value adjustments	258,632	542,793

Fair value of additional structural advisory fees at end of period	16,969,322	8,216,595
Up-front structural advisory fees receivable	8,500,000	—

Total structural advisory fees receivable at end of period	$25,469,322	$8,216,595

        The following table summarizes the changes in the residuals receivable for the nine month periods ended March 31, 2004 and 2003:

	Nine months ended March 31,
	2004	2003
Fair value at beginning of period	$43,600,465	$13,573,360
Additions from structuring new securitizations	29,730,030	17,673,536
Fair market value adjustments	5,060,435	1,261,656

Fair value at end of period	$78,390,930	$32,508,552

        The principal balance of loans facilitated and available to the Company for later securitization at March 31, 2004 and June 30, 2003 totaled $731.6 million and $160.4 million, respectively.

        The effect on the fair market value of the structural advisory fees and residuals receivables (excluding the $8.5 million up-front structural advisory fee receivable that the Company expects to receive in July 2004) based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at March 31, 2004, from the assumed levels for each key assumption are as follows:

Additional structural advisory fees receivable, March 31, 2004	$16,969,322

Default rate		Default rate
+10%	(114,000)	-10%	121,000
+20%	(235,000)	-20%	239,000
Default recovery rate		Default recovery rate
+10%	—	-10%	(99,000)
+20%	108,000	-20%	(99,000)
Prepayment rate		Prepayment rate
+10%	(414,000)	-10%	468,000
+20%	(866,000)	-20%	960,000
Discount rate		Discount rate
+10%	(598,000)	-10%	670,000
+20%	(1,258,000)	-20%	1,384,000

Forward LIBOR rates		Forward LIBOR rates
+1%	550,000	-1%	(634,000)
+2%	1,123,000	-2%	(1,103,000)
Residuals receivable, March 31, 2004	$78,390,930

Default rate		Default rate
+10%	(2,294,000)	-10%	993,000
+20%	(6,109,000)	-20%	1,515,000
Default recovery rate		Default recovery rate
+10%	493,000	-10%	(837,000)
+20%	674,000	-20%	(2,038,000)
Prepayment rate		Prepayment rate
+10%	(3,540,000)	-10%	3,713,000
+20%	(6,917,000)	-20%	7,611,000
Discount rate		Discount rate
+10%	(7,659,000)	-10%	8,615,000
+20%	(14,413,000)	-20%	18,358,000
Forward LIBOR rates		Forward LIBOR rates
+1%	2,883,000	-1%	(3,019,000)
+2%	5,707,000	-2%	(3,881,000)

(4)   Related Party Transactions

        On March 4, 2002, the Company advanced an unsecured loan to a non-executive employee in the amount of $40,000 to be repaid over 5 years at 6% interest per year through payroll deductions, of which $30,394 and $35,444 was outstanding at March 31, 2004 and June 30, 2003, respectively.

        At March 31, 2004 and June 30, 2003, Milestone Capital Management (MCM), an institutional money management firm, was managing approximately $112.4 million and $15.8 million, respectively, of cash and cash equivalents for the Company and charging its standard fees for its services. One of the Company's directors is a director of MCM. Members of the director's immediate family own approximately 40% of MCM's outstanding equity.

(5)   Borrowings from Related Parties

  (a) Line of Credit

        The Company entered into a $975,000 revolving line of credit with a bank effective April 24, 2002. The line of credit matured on April 24, 2003 and was renewed through December 31, 2003 subject to the same terms and conditions, with interest payable at 1% above the highest published Wall Street Journal prime rate. The terms of the line of credit required that the Company maintain accurate books and records; the assets be free of all liens, encumbrances and financing not approved by the lender; and when there was a balance outstanding under the line, no dividends or payments of principal and interest on any loans held by any guarantor, officer, director or stockholder could be made. A member of the board of directors of the Company is also a director and significant stockholder of a company that owns the bank. The Company believes that the line of credit was on substantially the same terms as those prevailing at the same time for comparable transactions with third parties. The Company did not renew this credit facility upon its expiration. The Company had no amounts outstanding under this line of credit at June 30, 2003 or subsequent to December 31, 2003, the date it matured, or at any time during the nine months ended March 31, 2004.

  (b) Notes Payable to Related Parties

        The Company utilized borrowings with conditional warrants totaling $5.5 million from stockholders and certain affiliates to fund the acquisition of TERI's loan processing operations in June 2001. The notes payable were to mature on May 30, 2004, with interest payable quarterly, at an annual rate of 10% of the current principal balance. Additional interest was required to be paid at a rate of 15% of the outstanding balance as of June 1 of the previous year on each May 30 until maturity. The terms of the borrowings required quarterly condensed financial statement reporting within 60 days of quarter-end, reporting of cash flow activities within 30 days of month-end, and audited financial statements within 180 days of year-end. The notes were paid in full on May 30, 2003. The notes would have entitled stockholders to conditional warrants that provided the right to purchase up to an aggregate of 22,072,000 shares of FMC's common stock at an exercise price of $0.25 per share if the notes were at any time in default, including for non-payment of the additional interest. The value ascribed to the warrants, which expired prior to becoming exercisable, was not material.

  (c) Notes Payable to TERI

        In connection with the acquisition of TERI's loan processing operations, the Company entered into a Note Payable Agreement with TERI on June 20, 2001, amounting to $3.9 million, $2.0 million of which related to the acquisition of TERI's software and network assets and $1.9 million of which related to the workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets and workforce-in-place intangible assets. The outstanding balance of this note payable at March 31, 2004 and June 30, 2003 amounted to $3.1 million and $3.3 million, respectively.

        The Company also entered into a second note payable, amounting to $4.0 million, with TERI on June 20, 2001 to fund the acquisition of TERI's loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at March 31, 2004 and June 30, 2003 amounted to $3.1 million and $3.4 million, respectively.

(6)   Other Borrowings

  (a) Revolving Line of Credit

        On August 28, 2003, the Company entered into an agreement with Fleet National Bank (Bank) to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. The proceeds are available for working capital and general corporate purposes. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company's option, at the Bank's prime rate or LIBOR, plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. The Company was in compliance with these covenants at March 31, 2004. This agreement restricts the Company's ability to pay cash dividends in the event it is in default. At March 31, 2004, the Company had no borrowings outstanding under the revolving line of credit. The Bank has also issued on the Company's behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the lease and sublease of office space. Third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount the Company may borrow under this revolving credit facility.

  (b) Note Payable Related to December 2003 Securitization

        In December 2003, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of our December 2003 securitization. The Company agreed to repay this note with the first $7.25 million of the $8.5 million up-front structural advisory fee that it expects to receive in July 2004 in connection with its December 2003 securitization. This note is further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization as well as $700,000 of restricted cash.

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

  Authorized Shares

        In July 2003, the Board of Directors approved, and in August 2003 the stockholders approved, an increase in the total number of shares of common stock which the Company is authorized to issue from 14,280,440 to 25,000,000. In October 2003, the Board of Directors and stockholders approved an increase in the total number of shares of common stock which the Company is authorized to issue from 25,000,000 to 100,000,000. See "Stock Splits" below.

  2002 Director Stock Plan

        In September 2002, the Board of Directors approved, and in August 2003 the stockholders approved, a 2002 Director Stock Plan and reserved 200,000 shares of common stock for issuance to the Company's non-employee directors. As of March 31, 2004, options to purchase 40,000 shares have been issued under this plan.

  2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved a 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under this plan. As of March 31, 2004, no options had been issued under this plan.

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

(8)   Pension Plan

        The following table sets forth the amounts recognized related to FMER's defined benefit pension plan in the Company's consolidated financial statements for the three and nine month periods ended March 31, 2004 and 2003:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$149,049	$71,854	$447,145	$206,194
Interest on projected benefit obligations	52,595	32,818	157,784	94,175
Loss recognized	17,473	—	52,421	—
Expected return on plan assets	(34,453)	(20,672)	(103,358)	(59,321)

Net periodic pension cost	$184,664	$84,000	$553,992	$241,048

Employer Contributions

        During the nine months ended March 31, 2004, the Company made contributions of $328,000 to FMER's defined benefit pension plan. The Company expects to make additional contributions of $150,000 during the fourth quarter of fiscal 2004.

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

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applies FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At March 31, 2004, the securitization trusts created after January 31,

2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on the Company's consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the first half of 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. The Company is monitoring the status of this Exposure Draft to assess its impact on the Company.

        In December 2003, the FASB issued revised SFAS Statement No. 132. This statement reforms the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement has not had a material impact on the financial statements of the Company.

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

        We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we believe we can enhance our service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During the first nine months of fiscal 2004, we processed over 400,000 loan applications and facilitated $1.47 billion in loan disbursements at over 4,000 schools. We have provided structural, advisory and other services for 20 securitization transactions since our formation in 1991.

        We offer services in connection with loan programs targeted at two major marketing channels:

  •
  Private label programs that:

  •
  lenders market directly to prospective student borrowers and their families;

  •
  lenders market directly to educational institutions;

  •
  third parties who are not themselves lenders design and market directly to prospective student borrowers and their families; loans under these programs are made by referral lenders; and

  •
  businesses, unions, affinity groups and other organizations offer to their employees or members.

  •
  Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

        During the first nine months of fiscal 2004, we securitized only private label loans. We expect we will securitize GATE loans, including those we facilitated during the first nine months of our current fiscal year, in our fourth fiscal quarter. Our private label programs contributed $86.0 million, or 94.1%, of our total service revenue in fiscal 2003, while our GATE programs contributed $5.4 million, or 5.9%, of our total service revenue in fiscal 2003.

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

        The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. We facilitated the securitization of $532 million of student loans during the first nine months of fiscal 2004, up from $296 million for the same period last year.

        In the first nine months of fiscal 2004, we facilitated disbursement of approximately 166,000 loans in an aggregate principal amount of approximately $1.47 billion. Approximately $1.11 billion of this amount was available to us for securitization. In the comparable period of fiscal 2003, we facilitated disbursement of approximately 106,000 loans in an aggregate principal amount of approximately $865 million. Approximately $549 million of this amount was available to us for securitization.

        The dollar volume of the loans that we facilitated in the first nine months of fiscal 2004 increased 70% as compared to the same period last year. The loans that we facilitated that are available to us for securitization increased 103% in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003.

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

  •
  applicable laws and regulations, which may affect the terms upon which our clients agree to make private student loans and the cost and complexity of our loan facilitation operations;

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

        Under the terms of some of our contracts with key lender clients, we have an obligation to securitize periodically, typically twice per year, the private student loans that these clients originate, and we may agree with other lenders to securitize more frequently in the future. If we do not honor our obligations to these lenders, we may be required to pay liquidated damages, generally not exceeding an amount equal to 1% of the face amount of the loans available for securitization. In September 2003, we entered into an agreement with Chase Manhattan Bank USA, N.A. under which we agreed, under certain circumstances, to arrange for the purchase of loans from Chase by a third party no later than the end of the month following the month in which a student loan in fully disbursed to the student borrower.

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees.    We charge structural advisory fees that are paid in two portions:

  •
  Up-front.    We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans or soon thereafter. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers, as needed. In recent securitizations, these fees have ranged from 4.7% to 6.7% of the principal and capitalized interest of the loans securitized; and

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

        Financial Accounting Standards Board, or FASB, Statement No. 140 requires us to measure the additional structural advisory fees and residuals like investments in debt securities classified as available-for-sale or trading under SFAS No. 115, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivables on our balance sheet at fair value using a discounted cash flow model. We estimate the fair value both initially and each subsequent quarter and reflect the change in value in earnings for that period.

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

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. During the first nine months of fiscal 2004, we facilitated a securitization in our second fiscal quarter. In fiscal 2003, we facilitated securitizations in the second and fourth fiscal quarters. In addition, during the third quarter of fiscal 2003, NCMSLT utilized funds raised in the second quarter securitization to acquire additional student loans from our clients, which generated service revenue for us in the third quarter. The trusts did not conduct a similar acquisition during the third quarter of fiscal 2004, and therefore incurred a net loss during the quarter. The following table sets forth our quarterly service revenue and net income (loss) for the first three quarters of fiscal 2004 and the four quarters of fiscal 2003:

	2004 fiscal quarter
	First	Second	Third
	(in thousands)
Service revenue	$9,469	$77,523	$11,127
Net income (loss)	(3,077)	36,639	(3,566)
	2003 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$6,352	$33,218	$15,629	$36,157
Net income (loss)	(1,596)	14,396	3,934	14,765

Application of Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

        Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the year ended June 30, 2003, which are included in exhibit 99.1 to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on our financial condition or operating performance is material.

        We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to the recognition and valuation of our service revenue related to the securitizations that we structure for our clients, as well as the valuation of goodwill and intangible assets, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the securitization trusts that we facilitate to be a critical accounting policy.

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

  •
  expected defaults, net of recoveries.

        We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We recognize the revenue associated with our processing fees from TERI and our administrative and other fees as we perform these services.

        The following table shows the loan performance assumptions at March 31, 2004:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCSLT 2003	Private label	9.06%	40%	7%	5.84%	12%
NCMSLT	Private label	8.08	40	7	5.84	12
NCT trusts	Private label	7.11	46	7	5.84	12
NCT trusts	GATE	23.22	47	4	5.84	12

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. For example, approximately four percent of the loans securitized in NCSLT 2003 represent a new product line offered this fiscal year by some of our private label clients. This new product line includes co-signed loans for which the co-signer has a lower Fair, Isaac and Company, or FICO, credit score, between 625 and 644, than our other tiered products, which require a FICO score of 645 or above. We worked, in consultation with TERI and our bank clients, to structure and price this loan product to reflect its increased default risk. Accordingly, the interest rate being charged on these loans and the segregated reserves that TERI provided to NCSLT 2003 to cover projected default exposure on these loans are greater than those provided for our clients' other loan products. Although the inclusion of these new loans in NCSLT 2003 resulted in an estimated overall default rate for NCSLT 2003 that is 98 basis points higher than what we estimated for NCMSLT, the average FICO score for all loans in both trusts remained above 700.

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

        We do not believe we can accurately determine the market price of residuals generated by a pool of securitized student loans. To our knowledge, there have been no market transactions in this type of asset. In determining an appropriate discount rate for valuing residuals, we reviewed the rates used by student loan securitizers, and rates used in the much broader commercial mortgage-backed securities, or CMBS, market, where actual trades have occurred. We believe that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued more toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

        At March 31, 2004 we used a 5.84% discount rate for valuing structural advisory fees. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to interest payable on double-B or triple-B rated, intermediate-term corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

        Other than changes in the discount rate to be applied to structural advisory fees, we have not changed any other loan performance assumptions regarding default rates, recovery rates, CPR rates or discount rates in valuing these projected cash flows during fiscal 2004.

        Our statistics on GATE loan prepayments over the last few years have shown a gradual increase in prepayments. Therefore, during fiscal 2003, we increased our estimate of the GATE loan prepayment rate from three to four percent. We used this four percent prepayment rate to value the 2003 GATE loan securitization, and during fiscal 2003 we updated GATE structural advisory fees and residuals receivables balances from prior securitizations to reflect this increased prepayment assumption.

  Sensitivity analysis

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of the London Interbank Offered Rate, or LIBOR, which is the reference rate for the loan assets and borrowings of the trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because essentially all of the credit defaults experienced by NCSLT 2003, NCMSLT and the NCT trusts are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. Also, in the case of securitizations of GATE loans in which we have invested a portion of our up-front structural advisory fees, increases in estimates of defaults would reduce the value of our residual interests because amounts that we would otherwise receive as residual interests would be applied to the defaults.

        The following tables show the estimated change in our structural advisory fees and residuals receivables balance at March 31, 2004 based on changes in these loan performance assumptions:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
NCSLT 2003	$6,205	$6,179	$6,153	$6,129	$6,102
NCMSLT	7,062	7,033	7,000	6,972	6,941
NCT trusts(1)	3,942	3,879	3,817	3,755	3,692

Total	$17,209	$17,091	$16,970	$16,856	$16,735
Change in receivables balance:	1.41%	0.71%		(0.67)%	(1.38)%
Default recovery rate:
NCSLT 2003	$6,153	$6,153	$6,153	$6,153	$6,153
NCMSLT	7,000	7,000	7,000	7,000	7,000
NCT trusts(1)	3,718	3,718	3,817	3,817	3,925

Total	$16,871	$16,871	$16,970	$16,970	$17,078
Change in receivables balance:	(0.58)%	(0.58)%		0.00%	0.64%
Annual constant prepayment rate
(CPR):
NCSLT 2003	$6,505	$6,325	$6,153	$6,022	$5,839
NCMSLT	7,449	7,217	7,000	6,794	6,599
NCT trusts(1)	3,976	3,896	3,817	3,740	3,666

Total	$17,930	$17,438	$16,970	$16,556	$16,104
Change in receivables balance:	5.66%	2.76%		(2.44)%	(5.10)%
Discount rate:
NCSLT 2003	$6,673	$6,405	$6,153	$5,954	$5,683
NCMSLT	7,568	7,274	7,000	6,739	6,485
NCT trusts(1)	4,113	3,961	3,817	3,679	3,544

Total	$18,354	$17,640	$16,970	$16,372	$15,712
Change in receivables balance:	8.16%	3.95%		(3.52)%	(7.41)%
	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
NCSLT 2003	$5,721	$5,910	$6,153	$6,403	$6,662
NCMSLT	6,576	6,760	7,000	7,245	7,400
NCT trusts	3,570	3,666	3,817	3,872	4,031

Total	$15,867	$16,336	$16,970	$17,520	$18,093
Change in receivables balance:	(6.50)%	(3.74)%		3.24%	6.62%

(1)
NCT trusts include approximately $287 million of GATE loans and $47 million of TERI guaranteed loans.

	Percentage change in assumptions			Percentage change in assumptions
Residuals			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
NCSLT 2003	$31,235	$30,935	$30,628	$29,957	$28,439
NCMSLT	45,348	44,980	44,156	42,396	40,161
NCT trusts(1)	3,323	3,469	3,607	3,744	3,682

Total	$79,906	$79,384	$78,391	$76,097	$72,282
Change in receivables balance:	1.93%	1.27%		(2.93)%	(7.79)%
Default recovery rate:
NCSLT 2003	$30,398	$30,552	$30,628	$30,628	$30,628
NCMSLT	42,892	43,673	44,156	44,368	44,509
NCT trusts(1)	3,063	3,329	3,607	3,888	3,928

Total	$76,353	$77,554	$78,391	$78,884	$79,065
Change in receivables balance:	(2.60)%	(1.07)%		0.63%	0.86%
Annual constant prepayment rate (CPR):
NCSLT 2003	$33,745	$32,149	$30,628	$29,180	$27,799
NCMSLT	48,496	46,272	44,156	42,140	40,217
NCT trusts(1)	3,761	3,683	3,607	3,531	3,458

Total	$86,002	$82,104	$78,391	$74,851	$71,474
Change in receivables balance:	9.71%	4.74%		(4.52)%	(8.82)%
Discount rate:
NCSLT 2003	$37,811	$34,000	$30,628	$27,639	$24,982
NCMSLT	54,091	48,827	44,156	40,004	36,302
NCT trusts(1)	4,847	4,179	3,607	3,089	2,694

Total	$96,749	$87,006	$78,391	$70,732	$63,978
Change in receivables balance:	23.42%	10.99%		(9.77)%	(18.39)%
	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
NCSLT 2003	$28,952	$29,346	$30,628	$31,877	$33,156
NCMSLT	42,276	42,607	44,156	45,620	47,057
NCT trusts	3,282	3,419	3,607	3,777	3,885

Total	$74,510	$75,372	$78,391	$81,274	$84,098
Change in receivables balance:	(4.95)%	(3.85)%		3.68%	7.28%

(1)
NCT trusts include approximately $287 million of GATE loans and $47 million of TERI guaranteed loans.

        These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effects above.

  Valuation of Goodwill and Intangible Assets

        We have recorded goodwill, representing the fair value of the workforce-in-place as well as certain direct acquisition costs, as the excess of the purchase price we paid for TERI's loan processing operations over the estimated fair value of the net assets of the business we acquired. In addition, we recorded as an intangible asset the fair value of the proprietary loan database that we acquired. The database currently contains eight years of monthly loan payment history for each loan originated, including among other things, how much interest and principal each borrower paid each month, whether the borrower paid on time, was delinquent or defaulted on their obligation to pay, if they requested a deferment of payments for a period of time, when the borrower made their final payment and their credit information which resulted in our client's decision to make the loan. The database also includes this information for defaulted loans, as well as credit characteristics on certain TERI-guaranteed loans, for nine additional years. We use the information in the database to construct portfolio default and delinquency trends, and to assist our clients in loan pricing. Under the terms of the acquisition of TERI's loan processing operations, we pay TERI a monthly fee, which is recorded as an intangible asset, in consideration for the right to receive updates to the loan database we acquired for a term ending in June 2006, with a renewal option for an additional five-year period.

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

        Any changes in the estimates that we use to determine the carrying value of our goodwill and intangible assets or which adversely affect their value or estimated life could adversely affect our results of operations and financial condition. At March 31, 2004, goodwill totaled $3.2 million and net intangible assets totaled $3.3 million.

  Consolidation

        Our consolidated financial statements include the accounts of First Marblehead and its subsidiaries, after eliminating intercompany accounts and transactions. We have not consolidated the securitization trusts. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related interpretations. We considered, among other things, the following factors in assessing consolidation of the securitization trusts:

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

  •
  we are a facilitator of securitization transactions, for which we receive market-based fees, and we are not the transferor of assets to the securitization trusts; and

  •
  our continuing involvement in the trusts is limited to a passive residual interest and our role as an administrator for the trust for which we receive market-based fees.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we have applied FASB Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special purpose entity, or QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, we have not consolidated the existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets, an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the first half of 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of the exposure draft to assess the expected impact on us.

Results of Operations

Three and Nine Months ended March 31, 2004 and March 31, 2003

  Revenue Related to Securitization Transactions

        Consistent with our past practice of conducting securitization transactions in our second and fourth fiscal quarters, we did not conduct a securitization transaction during the first or third quarter of either fiscal 2004 or fiscal 2003. Therefore, during these quarters we did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions. In addition, we securitized only private label loans during the second quarter of our current fiscal year, and expect to securitize GATE loans as well as additional private label loans during our fourth fiscal quarter.

        The following table sets forth for the first nine months of fiscal years 2004 and 2003 (by dollar amount and as a percentage of the total volume of loans securitized):

  •
  the total volume of private label loans securitized and the securitization-related service revenue components, other than administrative and other fees; and

  •
  updates to reflect any adjustment to additional structural advisory fees and residuals from prior trusts.

	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
First nine months of Fiscal 2004:
Private label loans	$532,336	$33,000	6.2%	$5,925	1.1%	$38,925	$29,730	5.6%
Trust updates(2)	—	—		259		259	5,060

Total	$532,336	$33,000		$6,184		$39,184	$34,790

First nine months of Fiscal 2003:
Private label loans	$295,721	$17,047	5.8%	$2,913	1.0%	$19,960	$17,673	6.0%
Trust updates(2)	—	—		543		543	1,262

Total	$295,721	$17,047		$3,456		$20,503	$18,935

(1)
Represents principal and accrued interest.

(2)
Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the present value estimates of additional structural advisory fees and residuals, as well as changes in assumptions underlying our estimates of the fair value of these service revenue components, such as changes in discount rates and the forward LIBOR curve.

  Structural advisory fees

        Structural advisory fees increased to $39.2 million for the first nine months of fiscal 2004 from $20.5 million for the comparable period last year. The increase in structural advisory fees was primarily a result of an increase in securitization volume, as well as an increase in the advisory fee rates as a percentage of the loan volume securitized.

        Up-front structural advisory fees.    The up-front component of structural advisory fees increased to $33.0 million for the first nine months of fiscal 2004 from $17.0 million for the comparable period last year. The increase in the up-front structural advisory fees was primarily a result of an increase in securitization volume. We facilitated the securitization of $532 million of private student loans during the first nine months of fiscal 2004, as compared to $296 million for the same period last year. In addition, the up-front structural advisory fee rates increased to 6.2% during the first nine months of fiscal 2004 from 5.8% for the same period last year, as a result of the utilization of more efficient securitization structures and improved market conditions.

        The following table reflects the increase in up-front structural advisory fees attributable to the increase in securitization volume and the increase in the fee rates:

	Up-front structural advisory fees
	Change attributable to increased securitization volume	Change attributable to increased fee rate	Total increase
	(in thousands)
Nine months ended March 31, 2004 vs. nine months ended March 31, 2003	$13,640	$2,313	$15,953

        Additional structural advisory fees.    The additional component of structural advisory fees increased to $6.2 million during the first nine months of fiscal 2004 from $3.5 million during the same period last year. The increase in additional structural advisory fees was primarily a result of an increase in securitization volume, and, to a lesser extent, an increase in the additional structural advisory fee rate between periods.

        The following tables summarize the changes in the fair value of additional structural advisory fees (excluding the $8.5 million up-front structural advisory fee receivable from the December 2003 securitization that we expect to receive in July 2004) for the three and nine month periods ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(in thousands)
Fair value at beginning of period	$16,485	$7,223
Revenue recognized during the period
Additions from structuring new securitizations	—	843
Fair market value adjustments	484	151

Total additional structural advisory fees recognized	484	994

Fair value at end of period	$16,969	$8,217

	Nine months ended March 31,
	2004	2003
	(in thousands)
Fair value at beginning of period	$10,785	$4,761
Revenue recognized during the period
Additions from structuring new securitizations	5,925	2,913
Fair market value adjustments	259	543

Total additional structural advisory fees recognized	6,184	3,456

Fair value at end of period	$16,969	$8,217

        During the first nine months of fiscal 2004, the fair market value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.3 million, as the accretion of the discounting inherent in these present value estimates more than offset the impact of the movement in the implied forward one-month LIBOR curve and the effect of the increase in the discount rate during the period. During the first nine months of fiscal 2003, the fair market value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.5 million, as both the accretion of the discounting inherent in these present value estimates and a decrease in the discount rate contributed to an increase in the value of these receivables.

        On a quarterly basis, we update our estimate of the present value of our additional structural advisory fees, which have an estimated average life of approximately six to eight years. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Application of Critical Accounting Policies—Service Revenue."

        We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The discount rate used equaled 5.84% at March 31, 2004, 6.25% at December 31, 2003, 5.95% at September 30, 2003, 5.33% at June 30, 2003, 5.83% at March 31, 2003, 6.03% at December 31, 2002, 5.87% at September 30, 2002

and 6.86% at June 30, 2002. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair market value.

        On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward one-month LIBOR curve to estimate trust cash flows. During the nine month period ended March 31, 2004, the rates along the implied forward one-month LIBOR curve decreased between 4 and 35 basis points over the next 20 months and increased up to 122 basis points thereafter. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates in the nine month period ended March 31, 2003 did not have a material impact on the fair market value of additional structural advisory fees receivable during that period. For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates for the NCMSLT or NCT Trusts in the first nine months of either fiscal 2004 or 2003. For the private label loans securitized in December 2003, we used a default rate assumption of 9.06%, a prepayment rate assumption of 7.0%, and a recovery rate assumption of 40.0%. We made no changes to our assumptions regarding these rates in the third quarter of fiscal 2004.

  Residuals

        Residuals increased to $34.8 million for the first nine months of fiscal 2004 from $18.9 million for the same period last year. The increase in residuals is primarily a result of an increase in securitization volume.

        The following tables summarize the changes in the fair value of residuals receivable for the three and nine month periods ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(in thousands)
Fair value at beginning of period	$76,138	$27,017
Revenue recognized during the period
Additions from structuring new securitizations	—	5,059
Fair market value adjustments	2,253	433

Total residual fees recognized	2,253	5,492

Fair value at end of period	$78,391	$32,509

	Nine months ended March 31,
	2004	2003
	(in thousands)
Fair value at beginning of period	$43,601	$13,573
Revenue recognized during the period
Additions from structuring new securitizations	29,730	17,673
Fair market value adjustments	5,060	1,262

Total residual fees recognized	34,790	18,935

Fair value at end of period	$78,391	$32,508

        During the first nine months of fiscal 2004 and 2003, the fair market value adjustments of our residuals receivable resulted in an increase of approximately $5.1 million and $1.3 million, respectively, due to the passage of time and the impact of movement in the implied forward one-month LIBOR curve. The amount of this fair market value adjustment also increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

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

        On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward one-month LIBOR curve to estimate trust cash flows. During the nine month period ended March 31, 2004, the rates along the implied forward one-month LIBOR curve decreased between 4 and 35 basis points over the next 20 months and increased up to 122 basis points thereafter. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the residuals receivables during the period. The impact of changing LIBOR rates in the nine month period ended March 31, 2003 did not have a material impact on the fair market value of residuals receivable during that period. For a discussion of the assumptions we make in estimating our residuals, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader CMBS market. We believe that CMBS residuals are valued at 800 to 1200 basis points over comparable maturity U.S. Treasury Notes, with 15-year maturity asset pools valued toward the lower discount rate and 30-year maturity asset pools valued more toward the higher discount rate. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

  Administrative and other fees

        Administrative and other fees increased to approximately $0.5 million in the third quarter of fiscal 2004 from approximately $0.3 million in the third quarter of fiscal 2003, and increased to approximately $1.2 million for the first nine months of fiscal 2004 from approximately $1.0 million for the first nine months of fiscal 2003. Administrative fees charged to the securitization trusts increased by approximately $0.2 million between the three month periods and $0.5 million between the nine month periods, reflecting the higher student loan balances in the trusts and an increase in the administrative fee rate charged to the NCT trusts between periods from 10 basis points to 20 basis points. We expect that our administrative fees will continue to increase as the student loan balances in the securitization trusts continue to increase. Other processing fees decreased by approximately $0.1 million for the third quarter and by approximately $0.4 million for the first nine months of the fiscal year as we stopped charging a loan origination fee on certain private label loans at the end of fiscal 2003. For the third quarter and nine months ended March 31, 2004 of fiscal 2004, we charged a private label client approximately $0.1 million and $0.2 million, respectively, for call center expenses directly related to its loan program offerings, which we recorded as other fee revenue.

  Processing Fees from TERI

        Processing fees from TERI increased to $7.9 million for the third quarter of fiscal 2004 from $4.9 million for the third quarter of fiscal 2003, and increased to $22.9 million for the first nine months of fiscal 2004 from $14.8 million for the first nine months of fiscal 2003. This increase was attributable to the growth in private label loan facilitations, which increased to $446 million in the third quarter of fiscal 2004 from $232 million in the third quarter of fiscal 2003, and increased to $1.38 billion for the first nine months of fiscal 2004 from $794 million for the first nine months of fiscal 2003. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes.

  Operating Expenses

        Total operating expenses increased to $17.2 million in the third quarter of fiscal 2004 from $8.4 million in the third quarter of fiscal 2003. Total operating expenses for the nine months ended March 31, 2004 increased to $47.9 million as compared to $25.2 million for the same period last year.

        Compensation and benefits and general and administrative expenses increased between periods primarily as a result of an increase in payroll and payroll related expenses, as we continued to hire additional personnel to meet the operating requirements from our growing loan processing and securitization activities. Furthermore, in the future, we expect to award a greater amount of performance-based cash compensation to our employees. As a result, we have increased our bonus accrual related to performance-based compensation during the first nine months of fiscal 2004 by approximately $2.5 million. In addition, in the first quarter of fiscal 2004, we incurred a non-cash compensation charge of $1.64 million related to an agreement between an executive officer and two of our principal stockholders related to shares of our common stock owned by these stockholders which, under accounting principles generally accepted in the United States of America, the executive officer is deemed to have earned from us. We do not expect to take any future charges related to this agreement as it was terminated on September 30, 2003 in exchange for vested options issued by these stockholders.

        General and administrative expenses increased during fiscal 2004 as compared to fiscal 2003 as a result of an increase in professional fees, consulting fees, call center expenses, and credit bureau fees. Professional fees increased to $1.1 million for the three months ended March 31, 2004 compared to $0.3 million for the three month period ended March 31, 2003, and increased to $2.9 million for the nine months ended March 31, 2004 compared to $1.1 million for the same nine month period last year. This increase was primarily a result of increased legal and accounting fees related to the creation of securitization trusts and increased professional fees associated with being a company with publicly traded securities. Consulting fees increased to $1.8 million for the three months ended March 31, 2004 compared to $0.6 million for the three month period ended March 31, 2003, and increased to $4.3 million for the nine months ended March 31, 2004 compared to $1.7 million for the nine month period last year. We have engaged additional outside consultants to assist us with our business development, marketing and process redesign work, resulting in this increase in consulting fees. Call center and temporary staffing expenses increased to $0.6 million for the three months ended March 31, 2004 compared to $0.3 million for the three months ended March 31, 2003, and increased to $2.5 million for the nine months ended March 31, 2004 compared to $1.3 million for the same period last year, as loan origination volumes have increased between the periods. Credit bureau fees increased to approximately $0.4 million in the third quarter of fiscal 2004 compared to $0.2 million in the third quarter of fiscal 2003, and increased to $1.5 million for the nine months ended March 31, 2004 compared to $0.7 million for the nine months ended March 31, 2003 as a result of increased loan applications processed.

        We expect that our operating expenses will continue to increase as we devote additional resources to the expected increase in loan volumes that we facilitate for our existing and new clients. For example, we recently entered into a lease for additional space for our processing facilities and expect our lease payments to increase in the future. See "—Financial Condition, Liquidity and Capital Resources—Contractual Obligations."

        The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our master servicing agreement, for the three and nine month periods ended March 31, 2004 and 2003:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
Three months ended March 31,
2004	$4,546	$3,381	$7,927	$4,289	$5,034	$9,323	$17,250
2003	2,796	2,131	4,927	2,156	1,326	3,482	8,409
Nine months ended March 31,
2004	$12,136	$10,762	$22,898	$13,367	$11,662	$25,029	$47,927
2003	7,836	6,959	14,795	6,248	4,195	10,443	25,238

        A portion of our interest expense was reimbursed by TERI during the periods presented above. During the three months ended March 31, 2004 and 2003, TERI reimbursed interest expense of $6,000 and $5,000, respectively. During the nine months ended March 31, 2004 and 2003, TERI reimbursed interest expense of $19,000 and $5,000, respectively.

  Other (Income) Expense

  Interest (income) expense, net

        We recorded net interest income during the third quarter of fiscal 2004 of $77,000 compared to net interest expense during the same period last year of $397,000. During the first nine months of fiscal 2004, we recorded net interest income of $21,000 compared to net interest expense during the first nine months of fiscal 2003 of $1.1 million. The reduction in interest expense in both the three month and nine month periods this year as compared these periods last year was primarily the result of the repayment on May 30, 2003 of approximately $4.5 million borrowed from stockholders and certain of their affiliates in June 2001 related to the acquisition of TERI's loan processing operations, offset by interest paid on our $6.5 million of borrowings on our line of credit during October 2003. In addition, interest income is derived from our investment of excess cash, including the net proceeds of our initial public offering which we received on November 5, 2003.

  Income Tax (Benefit)/Expense

        Income tax benefit for the third quarter of fiscal 2004 was $2.5 million compared to an expense of approximately $2.9 million for the third quarter of fiscal 2003. Income tax expense for the nine months ended March 31, 2004 increased to $20.2 million from $12.1 million for the same period last year. The increase in income tax expense was due to the increase in pre-tax income between periods, partially offset by a decrease in the effective tax rate. The effective tax rate for the nine month period changed from 42% last year to 40% this year due primarily to the impact of non-cash compensation charges during the first quarter of fiscal 2004 related to an agreement with an executive officer.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses and potential acquisitions.

        On November 5, 2003, we completed an initial public offering of our common stock at a price to the public of $16.00 per share, in which we sold 7,906,250 shares and selling shareholders sold 6,468,750 shares. Net proceeds of the initial public offering to us were approximately $115.1 million. We did not receive any of the proceeds of the sale of the shares sold by the selling stockholders.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering, which we closed on November 5, 2003. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and other short-term investments will be sufficient to fund our operations into fiscal 2005 and beyond. In addition, we may use our credit facility as a source of short-term liquidity if the need arises.

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

        From our inception, we have raised approximately $142.4 million from the sale of common stock and promissory notes, including approximately $115.1 million in net proceeds from our initial public offering.

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

Cash and Cash Equivalents

        At March 31, 2004, we had $126.4 million in cash and cash equivalents and at June 30, 2003 we had $18.3 million in cash and cash equivalents. Cash and cash equivalents includes balances in money market funds and securities purchased under resale agreements with original maturities of three months or less. We also included in cash and cash equivalents $0.7 million of restricted cash that provides partial collateral for a $7.25 million note payable that we issued in December 2003 described below under "Notes Payable."

Structural Advisory Fees and Residuals Receivables

        Our structural advisory fees and residuals receivables increased to $103.9 million at March 31, 2004 from $54.4 million at June 30, 2003, primarily as a result of the additional structural advisory fees and residuals receivable generated from the December 2003 securitization. In the December 2003 securitization, we collected $24.5 million of the up-front structural advisory fee in December 2003, at the time the securitization transaction closed, and we expect to receive a second payment of approximately $8.5 million in July 2004. We recorded this second payment as a structural advisory fee receivable at March 31, 2004. In December 2003, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of the December 2003 securitization. We agreed to pay this note with the first $7.25 million of the $8.5 million up-front structural advisory fee that we expect to receive in July 2004 in connection with the December 2003 securitization. For a discussion of this borrowing, see "—Notes Payable." We collected the entire $17.0 million of up-front structural advisory fees earned during the first nine months of fiscal 2003 at the time the securitization transactions closed.

Property and Equipment, net

        During the first nine months of fiscal 2004, our property and equipment, net increased by $2.4 million, as we spent $2.3 million on the relocation of our corporate headquarters and $1.3 million on the expansion of our processing facilities, offset by $1.4 million of depreciation expense recorded during the period.

Accounts Payable and Accrued Expenses

        We had accounts payable and accrued expenses of $6.6 million at March 31, 2004 and $13.6 million at June 30, 2003. During the first nine months of fiscal 2004 we paid $17.8 million of income taxes, and recorded accrued tax expenses of $6.4 million related to our income before income taxes generated during the period. Our accrued bonuses were approximately $2.5 million higher at March 31, 2004, as we anticipate providing additional performance-based compensation in the current fiscal year. Our accounts payable were $0.2 million higher at March 31, 2004, primarily as a result of increased expenses associated with our growth.

Net Deferred Tax Liability

        We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize residuals in income earlier than for tax purposes. Our deferred tax liability increased primarily as a result of residual revenue recognized over the first nine months of fiscal 2004, offset in part by a decrease due to the tax effect of the non-cash compensation charges we recognized related to an agreement with an executive officer.

Notes Payable

        We had notes payable of $13.4 million at March 31, 2004 and $6.7 million in June 30, 2003. During the second quarter of fiscal 2004, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of our December 2003 securitization. We agreed to repay this note with the first $7.25 million of the $8.5 million up-front structural advisory fee that we expect to receive in July 2004 in connection with the December 2003 securitization. This note is further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization, as well as $700,000 of restricted cash. The remaining balance in notes payable relates to two acquisition notes we issued to acquire TERI's loan processing operations in 2001. At March 31, 2004 and June 30, 2003, these acquisition notes had an aggregate outstanding principal balance of $6.2 million and $6.7 million, respectively.

Contractual Obligations

        In addition to our notes payable and the agreement with TERI to purchase updates to the student loan database, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The table below summarizes the dollar amounts of our contractual obligations as of June 30, 2003 for the periods specified:

	Contractual obligations
Fiscal year	Long-term debt	Database purchases	Operating lease obligations	Capital lease obligations	Total
	(in thousands)
2004	$670	$748	$1,181	$87	$2,686
2005	712	748	223	64	1,747
2006	755	748	233	64	1,800
2007	802	62	220	64	1,148
2008	852	—	—	26	878
Thereafter	2,883	—	—	—	2,883

Total	$6,674	$2,306	$1,857	$305	$11,142

        Under the terms of the database purchase and supplementation agreement dated June 2001 between TERI and us, we pay a monthly fee of approximately $62,000 as consideration for the rights to receive updates and queries to the loan database that we acquired from TERI. These enhancements increase the value and extend the useful life of the loan database, which represents a significant component of the pricing strategy for future securitizations. The database purchase agreement has a term through June 2006 and grants each party a unilateral right to renew the agreement for an additional five-year term for monthly payments of approximately $21,000.

        The contractual obligations set forth in the table do not include obligations under the note we issued to the lead underwriter of our December 2003 securitization or a lease covering approximately 26,000 square feet of office space for our new corporate headquarters in Boston, Massachusetts that we entered into in September 2003. The lease term began on December 1, 2003, for a term of 10 years and four months. Beginning in fiscal 2005, which will be the first full year of lease payments under this lease, our lease payments will be approximately $0.9 million per year. These annual lease payments will increase to approximately $1.0 million beginning in fiscal 2007 and to approximately $1.1 million beginning in fiscal 2010.

        The contractual obligations reflected in the table with respect to our processing center in Boston changed subsequent to June 30, 2003. Prior to June 30, 2003, we entered into a lease covering approximately 45,500 square feet of office space at our processing center in Boston, Massachusetts. That lease was scheduled to go into effect on April 1, 2004, and had a five-year term with expected annual lease payments of $1.8 million. In February 2004, we renegotiated the lease and entered into a new lease agreement covering approximately 91,000 square feet of office space with a ten-year term and 7,272 square feet of office space with a five-year term. From April 1, 2004 through April 30, 2009, our lease payments for our processing center are expected to be $2.8 million annually, and from May 1, 2009 through April 30, 2014, our lease payments are expected to be $3.1 million annually.

Cash Flows

        We had net cash outflows from operations for the nine months ended March 31, 2004 of $10.0 million, compared to net cash inflows from operations for the nine months ended March 31, 2003 of $5.8 million. Cash provided by/used in operations resulted primarily from our net income and an increase in our net deferred tax liability, offset by increases in our structural advisory fees and residuals receivables and a decrease in accounts payable and accrued expenses. The decrease resulted primarily from the fact that we did not conduct a securitization transaction in the third quarter of fiscal 2004, as we did in the third quarter of last year, as well as the timing of our receipt of the second up-front structural advisory fee payment from the December 2003 securitization, which is included in structural advisory fees receivable.

        We used $4.4 million of net cash in investing activities for the nine months ended March 31, 2004. The principal use of net cash was capital expenditures related to the relocation of our corporate headquarters, computer and office equipment to allow us to service an increasing volume of loan applications, and to a lesser extent, payments for loan database updates from TERI.

        We had net cash inflows from financing activities of $122.4 million for the nine months ended March 31, 2004. The net proceeds from our initial public offering in November 2003 totaled $115.1 million. We also issued a $7.25 million note and received $7.0 million in cash from the lead underwriter of our December 2003 securitization to monetize a substantial portion of the $8.5 million up-front structural advisory fee payment from the securitization that we expect to receive in July 2004. We received approximately $0.8 million upon exercise of options to purchase our common stock during the nine month period ended March 31, 2004, which was a source of cash flow from financing operations. We received an aggregate of approximately $1.4 million upon exercise of options and warrants to purchase our common stock during the nine months ended March 31, 2003, which were also sources of cash flow from financing activities. The use of cash for financing activities during both periods reflected payments under the notes that we issued to TERI in connection with the loan processing operations acquisition.

        We expect that our capital expenditure requirements for fiscal 2004 will be approximately $9.0 million. We expect to use these funds primarily for the expansion of our loan processing operations, purchase of computer and office equipment, and leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $1.0 million.

Borrowings

        In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI's loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At March 31, 2004, outstanding principal on these notes totaled $6.2 million as compared to $6.7 million at June 30, 2003.

        In addition, in June 2001, we borrowed $5.5 million from stockholders and certain affiliates of a stockholder to supplement the financing of the acquisition of TERI's loan processing operations and for working capital purposes. These notes were due to mature on May 30, 2004, with interest payable quarterly at an annual rate of 10% of the current principal balance. We were required to pay each May 30 additional interest at a rate of 15% of the outstanding balance as of June 1 of the previous year until maturity. We repaid these notes in full on May 30, 2003.

        In April 2002, we entered into a $975,000 revolving line of credit with a bank. The line of credit was extended to December 31, 2003, with interest payable annually at the greater of 6% or 1% above the highest published Wall Street Journal prime rate. Our lead director is a director and majority stockholder of the company that owns the bank that provided this line of credit. We believe that the terms of the line of credit were substantially the same as those prevailing at the time we entered into this credit arrangement as we would have received from other banks for a comparable transaction. We did not renew this revolving line of credit when it expired. There were no amounts outstanding at June 30, 2003 or subsequent to December 31, 2003, the date it expired.

        In August 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank's prime rate or LIBOR, plus 2%. The revolving credit line contains financial covenants, including:

  •
  minimum trailing 12-month up-front structural advisory fees of not less than $25 to $30 million;

  •
  minimum tangible net worth of not less than $40 million through June 30, 2004 and the sum of 100% of consolidated tangible net worth plus 85% of consolidated net income, thereafter;

  •
  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

  •
  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are in compliance with these covenants as of the date of this quarterly report. This agreement restricts our ability to pay cash dividends in the event we are in default. As of March 31, 2004, we had no balance outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000. The bank has issued on our behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the lease and sublease of office space. The third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount we may borrow under this revolving credit facility.

        In December 2003, we issued a $7.25 million note to the lead underwriter of our December 2003 securitization to monetize a substantial portion of the second up-front structural advisory fee payment which we expect to receive in July 2004. The first $7.25 million of that payment will be used to repay the note. The note is further collateralized by $700,000 of restricted cash and a security interest in the first $6.3 million of residual payments with respect to the December 2003 securitization.

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

        See "Application of Critical Accounting Policies and Estimates—Consolidation" for a discussion of our determination to not consolidate these securitization trusts.

Recent Accounting Pronouncements

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

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At March 31, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, we did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows. For additional information regarding our adoption of FIN No. 46, see "—Consolidation."

        The FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the first half of 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of this Exposure Draft to assess its impact on our financial statements.

        In December 2003, the FASB issued revised SFAS Statement No. 132. This statement reforms the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement has not had a material impact on our financial statements.

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

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural advisory and other services for 20 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, and prepayments. Revenue from new securitizations constituted 70% of our total service revenues for the first nine months of fiscal 2004, 73% of our total service revenue in fiscal 2003 and 64% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal years was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2003, we recognized 7%, 36%, 17%, and 40% of our total service revenue in the respective fiscal quarters of 2003. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. During the first nine months of fiscal 2004, we facilitated no securitizations in our first or third fiscal quarters, and we facilitated one securitization in our second quarter. We expect to facilitate two securitizations in our fourth quarter of fiscal 2004. In fiscal 2003, we facilitated securitizations in the second and fourth quarters. During the third quarter of fiscal 2003, one of the securitization trusts used funds raised in the second quarter securitization to acquire student loans from our clients, which generated service revenue for us in the third quarter. We did not have comparable securitization-related activity in the third quarter of fiscal 2004, and we incurred a net loss in that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Fluctuations." The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

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

        Under the terms of some of our contracts with key lender clients, we have an obligation to securitize loans originated by those lenders periodically, typically twice per year. We may agree with certain lenders to securitize more frequently in the future. We have also agreed with one lender, Chase Manhattan Bank U.S.A., N.A., under certain circumstances to arrange for the purchase of loans from Chase no later than the end of the month following the month that a student loan is fully disbursed to a borrower. If we do not honor these obligations, we may be required to pay liquidated or other damages, which could adversely affect our results of operations.

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

        We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans, or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loans. We also have the right to receive a portion of the residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, we recognize as revenue the present value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because they are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and each subsequent quarter and reflect the change in value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends and the expected credit losses from the underlying securitized loan portfolio, net of recoveries. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals receivable to variations in our assumptions and estimates, see "—Management's Discussion and Analysis of Financial Condition and Results of Operations, Application of Critical Accounting Policies and Estimates—Service Revenues—Sensitivity Analysis."

        Our residuals in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any revenue for us if the securitized assets only generate enough revenue to pay the investors.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

        We provide structural advisory and other services for loan securitizations undertaken through Delaware statutory trusts. We do not consolidate the financial results of these trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation." Some of the relevant accounting rules are in the process of being amended. If as a result of these amendments or changes in accounting rules we were required to consolidate the financial results of one or more trusts with our own financial results, our financial results could be adversely affected, particularly in the early years of a trust when the trust typically experiences losses.

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

        We structure and support private student loan programs for commercial banks, including Bank One N.A. and Bank of America N.A. We also structure and support private student loan programs for marketing partners that refer their borrowers to a particular lending source, such as Charter One Bank, N.A. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of Bank One private label loans represented approximately 46% of our total service revenue for the first nine months of fiscal 2004, approximately 68% of our total service revenue for the first nine months of fiscal 2003, and approximately 59% of our total service revenue for all of fiscal 2003. Bank of America is the exclusive lender for our GATE program clients. Structural advisory fees and residuals from securitization of Charter One-funded private loans represented approximately 16% of our total service revenue for the first nine months of fiscal 2004 and 2% of our total service revenue for fiscal 2003. Our current agreement with Bank One is scheduled to terminate in 2007, and our private label agreements with Bank of America and Charter One may terminate as early as June 2005 and May 2005, respectively. However, each client has the right to terminate our agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients' guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guaranty fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. A significant decline in services to Bank One, Bank of America or Charter One, or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results would suffer as a result. In addition, there has been significant consolidation within the banking industry. Further consolidation could result in a loss of business if one or more of our clients were acquired by a lender that is not our client.

If our relationship with TERI terminates, our business could be adversely affected.

        In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients' private label loans. We have entered into an agreement to provide various services to TERI and received fees from TERI for services performed of $22.9 million, or 23% of total service revenue, for the first nine months of fiscal 2004, and $20.6 million, or 23% of our total service revenue, for fiscal 2003. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI has an initial term through June 2006 with a renewal option exercisable by either party for an additional five-year term. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

        In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private student loans. As of the date of this quarterly report, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-

backed securitizations that we structure could increase. In such case, our business would be adversely affected.

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

If we fail to cause the purchase of student loans from Chase Manhattan Bank, we may be required to pay damages to Chase. In addition, under certain circumstances, we may not be entitled to facilitate the securitization of these loans.

        In December 2003, we entered into an agreement with Chase Manhattan Bank USA, N.A. under which we have the exclusive right to facilitate the securitization of certain student loans funded by Chase. Under the terms of our agreement, we are generally obligated to arrange for the purchase of loans from Chase no later than the end of the month following the month in which a student loan is fully disbursed to the borrower. We expect the purchase of loans to be structured as either a securitization or an interim financing transaction. At the time we entered into our agreement with Chase, we established a special purpose entity that has arranged for an interim financing facility. Under the terms of the interim financing facility, the interim lender has agreed to provide funding to the special purpose entity for the purchase of Chase loans. If we breach our obligation to cause a purchase of Chase loans, either through the interim financing facility or through a securitization transaction, we may be required to pay damages to Chase. Generally, our liability would not exceed 10% of the aggregate principal amount of the loans that were not purchased, but it would not be limited in the case of certain willful breaches.

        We intend to structure securitizations of the loans that the special purpose entity purchases from Chase. However, once the loans are financed through the interim financing arrangement, the interim lender would control when and through whom the loans would be securitized. Therefore, we cannot assure you that we will be successful in securitizing these loans once they are financed by the interim financing facility, or that we will be in a position to control the timing of their securitization.

Surety limits that some of our GATE school clients face may lead us to make investments in the securitization trusts established by The National Collegiate Trust on behalf of such schools.

        We have utilized several special purpose entities for the securitizations we have structured. One of these special purpose entities, The National Collegiate Trust, has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans. Some of the school clients participating in our GATE program face limits on the amount of surety coverage which our current insurance vendor is willing to provide on their behalf. This surety coverage provides NCT trust bondholders with assurance that the pledge commitment these school clients make to reimburse the NCT trusts for defaults by their student borrowers will be fulfilled. We can provide no assurance that in NCT trusts established in the future, our current insurance vendor will provide adequate surety coverage for all schools participating in the GATE program.

        As these surety coverage limits are reached, we will consider various options for providing NCT trust bondholders in NCT trusts established in the future with additional credit enhancement so that school clients may continue to participate in the GATE program. One option could be for us to make a cash investment into the NCT trusts in an amount adequate to cover the additional surety amount required beyond what our current insurance vendor is willing to provide on the schools' behalf. If we were to make such an investment in the NCT trusts on behalf of these schools, we could lose some or all of this investment should such schools breach their commitments to reimburse the NCT trusts for defaults by their student borrowers.

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

        Student loans typically carry floating interest rates. Higher interest rates could increase the cost of the loan to the borrower, which in turn, could lessen demand for our services and cause an increase in prepayment and default rates for outstanding student loans. If this occurs, we may experience a decline in the value of our additional structural advisory fees and residuals receivables in connection with the securitizations that we facilitate. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

We have expanded our operations rapidly in recent years, and if we fail to manage our growth effectively, our financial results could be adversely affected.

        The number of our employees increased to 345 regular employees and 12 seasonal employees as of March 31, 2004 from 231 regular employees and 1 seasonal employee as of March 31, 2003. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to March 31, 2004, our assets have grown to $248.6 million, and our revenue increased to $98.1 million for the first nine months of fiscal 2004, from $55.2 million for the first nine months of fiscal 2003. Our growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

  •
  expand our systems effectively;

  •
  allocate our human resources optimally;

  •
  identify and hire qualified employees; or

  •
  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

        If we are unable to manage our growth, our operations and our financial results could be adversely affected.

If we become subject to the licensing or registration laws of any jurisdiction or any additional government regulation, our compliance costs could increase significantly.

        Although we are subject to certain state and federal consumer protection laws, which are subject to change, we believe our operations do not require us, as of the date of this quarterly report, to be licensed with any regulatory body and only require us to be registered with one regulatory body. The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensure because, as a provider of loan origination outsourcing services, we do not conduct lending business with consumers in our own name and our processing centers are not generally open to the public.

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

        We could also become subject to regulatory requirements in Massachusetts and other states if we engage in regulated activities in the future, such as loan guarantees, or if our operations became sufficiently localized in other states to trigger licensing or registration requirements. We have consulted with national counsel regarding state laws outside of Massachusetts governing the licensing and registration of loan brokers and loan arrangers. As a result of that legal review, we have consulted with local counsel in relevant states. Based on the advice of local counsel and, in some states, additional informal advice from state regulators, we have concluded that no such licenses or registrations are required, except in Pennsylvania, where local counsel has advised us that we need to register as a "loan broker" with the Pennsylvania Department of Banking. We are in the process of completing and filing that registration. While we have not received formal licensing or registration rulings from states other than Massachusetts, as of the date of this quarterly report, we do not believe that any other state would have jurisdiction over our operations because:

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

        If any state asserts jurisdiction over our business, we will proceed with licensing or registration in the affected state. Our activities in that state could be curtailed pending processing of a licensing application or registration, and we could be subject to civil or criminal penalties.

        We believe that our consultations with national and local counsel have identified all material licensing, registration and regulatory requirements that could apply to our business outside of Massachusetts. The risk remains, however, that an unusual regulatory regime could exist in a state that would permit such state, even if we were not physically present, to assert successfully jurisdiction over our operations for services we provide through the mail, by phone, through the Internet or by other remote means. Our failure to comply with such requirements could subject us to civil or criminal penalties and could curtail our ability to continue to conduct business in that jurisdiction. In addition, compliance with such requirements could involve additional costs. Either of these consequences could have a material adverse effect on our business and results of operations.

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

Failure to comply with consumer protection laws could subject us to civil and criminal penalties and affect the value of our assets. Compliance with recently enacted identity theft laws and regulations will increase the cost and complexity of our operations and may reduce our ability to process growing loan volumes in a timely fashion.

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

        The Fair and Accurate Credit Transactions Act of 2003 imposes significant new federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to "red flags" of potential identity theft and processing identity theft notices and other requirements that will require both changes to automated loan processing and the creation of manual exception systems. These new requirements will strain systems and personnel that are already undergoing rapid change due to loan volume growth. Failure to comply with these regulations will violate our obligations to the lenders we serve and could subject them to regulatory action and result in termination of our processing contracts.

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

        We have only been a public company since October 2003. For the six month period ended April 30, 2004, the average daily trading volume of our common stock on the New York Stock Exchange has been less than 125,000 shares. As a result, future sales of substantial shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.

        As of April 30, 2004, we had 61,914,100 shares of common stock outstanding, of which 47,531,110 were subject to lock-up agreements with the underwriters of our initial public offering. These lock-up agreements expired on April 27, 2004. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares that had previously been subject to lock-up agreements. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

        As of the date of this quarterly report, our principal stockholders, directors and executive officers and entities affiliated with them beneficially own approximately 68% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

General

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. One of our primary market risk exposures is to changes in interest rates in our cash and cash equivalents. Cash and cash equivalents include balances in money market funds and securities purchased under resale agreements with maturities of three months or less. The primary objective of our investment policy is the preservation of capital. Accordingly, because of the conservative nature of our investment policy and the relatively short duration of our investments, interest rate risk is mitigated. We expect to continue to manage our interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity.

Risks Related to Structural Advisory Fees and Residuals

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type, borrower creditworthiness and trends in loan consolidation. Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at March 31, 2004 based on changes in these loan performance assumptions, see Note 3 of the Unaudited Condensed Consolidated Financial Statements located in this quarterly report on From 10-Q.

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2—Changes in Securities and Use of Proceeds

  Use of Proceeds from Sales of Registered Securities

        In our initial public offering, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the Securities and Exchange Commission on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through March 31, 2004, we have not spent any of the net proceeds of the IPO, which have been invested in cash and cash equivalents. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

  (b)
  Reports on Form 8-K

    On January 28, 2004, we furnished a current report on Form 8-K with the Securities and Exchange Commission in connection with the announcement of financial results for the three and six months ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION
Date: May 14, 2004	By:	/s/ DONALD R. PECK Donald R. Peck Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
10.1	*	Note Purchase Agreement between Charter One Bank, N.A. and the Registrant, dated May 15, 2002, as amended
10.2	*	Marketing Agreement among Charter One Bank, N.A., Collegiate Funding Services LLC and the Registrant, dated May 15, 2002
10.3		Amended and Restated Standard Form Commercial Lease between OMV Associates Limited Partnership and the Registrant for 31 St. James Avenue, Boston, MA, dated February 18, 2004
31.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested for certain provisions of this exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1—Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
PART II. OTHER INFORMATION
  Item 2—Changes in Securities and Use of Proceeds
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX