Form 10-K
period 2004-06-30
FIRST MARBLEHEAD CORP
filed 2004-09-15
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31825

THE FIRST MARBLEHEAD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3295311 (I.R.S. Employer Identification No.)
The Prudential Tower 800 Boylston Street, 34th Floor Boston, Massachusetts (Address of principal executive offices)	02199-8157 (Zip Code)
Registrant's telephone number, including area code: (617) 638-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $449,000,000 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2003.

        Number of shares of the registrant's class of common stock outstanding as of July 30, 2004: 64,306,999

DOCUMENTS INCORPORATED BY REFERENCE

        Information set forth under "Securities Authorized for Issuance Under Equity Compensation Plans" in item 5 of Part II and items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under "Executive Officers" in Item 1A of Part I of this report, and our Code of Conduct, which is set forth under "Code of Conduct" in Item 1B of Part I of this report) have been omitted from this report and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2004 annual meeting of stockholders.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2004

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

        First Marblehead provides outsourcing services for private education lending in the United States. We help meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of design, implementation and securitization services for student loan programs tailored to meet the needs of their respective customers, students, employees and members. In providing our services, we do not serve as a lender, guarantor or loan servicer, but instead receive fees for the services we provide in connection with processing and securitizing our clients' loans. We focus primarily on loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on the primary and secondary school market. Private education loans are not guaranteed by the U.S. government and are funded by private sector lenders. In fiscal 2003, we facilitated more than $1.0 billion in loan disbursements. During fiscal 2004, we facilitated over $1.8 billion in loan disbursements for students at over 4,800 schools.

        We enable our clients to offer student and parent borrowers competitive loan products, while managing the complexities and risks of these products. We provide our clients with a continuum of services, from the initial phases of program design through application processing and support to the ultimate disposition of the loans through securitization transactions that we structure and administer. We have developed loan processing and support systems that are designed to accommodate new clients, additional loan products and incremental loan volume. We also own a proprietary database of more than 18 years of historical information on private student loan performance, which helps us to facilitate the structuring and pricing of our clients' loan programs and to supervise the servicing and default management processes for the securitized loans. In addition, our proprietary database increases the efficiency of the securitizations of our clients' loans by enabling us to provide to participants in the securitization process historical payment, default and recovery data on which to base estimates as to credit losses and reserves. We processed over 252,000 loan applications in fiscal 2003 and over 560,000 loan applications in fiscal 2004.

        We have provided structural, advisory and other services for 22 securitization transactions since our formation in 1991. We facilitated three securitizations in each of fiscal 2002, fiscal 2003 and fiscal 2004. The volume of student loans for which we facilitated securitizations increased from $298 million in fiscal 2002, to $560 million in fiscal 2003, to $1.25 billion in fiscal 2004.

Private Student Lending Overview

        The lifecycle of a private student loan, which can be over 20 years long, consists of a series of processes and involves many distinct parties. Because the activities of these parties are largely uncoordinated but heavily regulated, the processes associated with designing, implementing, financing and administering student loan programs are complex, resource intensive and costly.

        Set forth below is a chart outlining the series of processes in the private student loan lifecycle:

Program Design and Marketing

        Lenders, education loan marketers and educational institutions face an array of choices in attempting to satisfy their strategic and financial goals, as well as the needs of student borrowers. If it decides to initiate a loan program, an organization typically needs to make significant investments in staffing and infrastructure in order to support the program. In designing loan programs, the factors that these organizations generally consider include:

  •
  borrower eligibility criteria, including enrollment status, academic progress and citizenship or residency;

  •
  borrower creditworthiness criteria, including acceptable credit scores, credit bureau ratings and co-signor requirements, as well as factors such as employment and income history and any past derogatory credit events;

  •
  loan limits, including minimum and maximum loan amounts on both an annual and aggregate basis;

  •
  interest rates, including the frequency and method of adjustment;

  •
  amount of fees charged to the borrower, including origination, guarantee and late fees;

  •
  repayment terms, including maximum repayment term, minimum monthly payment amounts, deferment and forbearance options, rate reduction incentive programs and prepayment penalties;

  •
  loan guarantee arrangements to ensure repayment of defaulted principal and interest payments;

  •
  loan servicing, default management and collection arrangements;

  •
  asset financing or loan disposition alternatives; and

  •
  legal compliance with numerous federal laws and regulations, including but not limited to the Truth-in-Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the FTC Telemarketing Sales Rule, and numerous state laws that replicate and expand upon the requirements of federal laws.

        In creating their loan marketing programs, institutions face choices in the channels and media available to them to reach potential student borrowers, including financial aid administrators, online advertising, direct mail campaigns, handouts, email campaigns, telemarketing and print, outdoor, radio and television advertising.

Borrower Inquiry and Application

        Prospective and current students and their families confront a complicated process in applying for financial aid. Because private student loans are often used to bridge the gap between school costs and available funds, including family resources and federal and state loans and grants, many borrowers must navigate multiple application processes. In order to respond to questions about these processes from student borrowers, lenders and educational institutions must invest in an appropriate infrastructure, including a staff of customer service personnel who have a thorough understanding of both the terms and competitive advantages of their private loan program and the financial aid process as a whole. In addition to a customer service function, these institutions must respond to requests for loan materials and loan applications.

Loan Origination and Disbursement

        Once a loan provider has received a loan application and determined that it is complete, it must then evaluate the information provided by the applicant against the eligibility and creditworthiness criteria of the loan program. This underwriting process, which is subject to a variety of state and federal regulations, typically involves communication with credit bureaus in order to generate a credit score for the applicant and either a denial or approval of the loan.

        If the applicant satisfies the loan program criteria, the loan provider then prepares a legal instrument, known as a promissory note, reflecting the terms and conditions under which the loan will be made. If the borrower signs and returns the promissory note, the loan provider typically contacts the school to confirm the student's enrollment status and financial need and then disburses funds either to the borrower or, more commonly, directly to the school.

Loan Securitization

        Although some lenders originate loans and then hold them for the life of the loan, many lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans are typically purchased by other financial institutions, which add them to an existing portfolio, or by entities that serve to warehouse the loans for some period of time, pending eventual securitization. Securitization provides several benefits to lenders and has developed into a diverse, flexible funding mechanism, well-suited to the financing of student loan pools. According to industry sources, in 2003, the new issuance volume of student loan-backed securities totaled approximately $57.4 billion, which included both federally guaranteed and private student loans. Securitization enables lenders to sell potentially otherwise illiquid assets in both the public and private securities markets, and can help lenders manage concentration risk and meet applicable regulatory capital adequacy requirements.

        In a typical student loan securitization, the loans are purchased, pooled and deposited in a special purpose, bankruptcy remote entity. The special purpose entity issues and sells to investors securities collateralized by the student loans. Following the sale of these asset backed securities, a trustee, or a servicer on behalf of a trustee, collects the payments of principal and interest generated by the underlying loans and makes disbursements to the asset backed investors and service providers according to the terms of the documents governing the transaction.

        Securitization enables the reallocation or transfer of risk through the use of derivative products such as interest rate swaps or caps, a senior-subordinated liability securities structure, financial guarantee insurance for the securities issued, loan guarantees from third party debt guarantors, the tiering of securities maturities, and the issuance of several different types of securities matching projected pool repayment characteristics. Although this flexibility adds to the complexity of the funding process, it also enables the securitizer to reduce the cost of financing, thereby improving the economics of the loan program and/or improving loan terms by passing incremental savings back to the borrower.

        Securitizations require a high level of specialized knowledge and experience regarding both the capital markets generally, and the repayment characteristics and defaults on the part of student borrowers specifically. The process of issuing asset backed securities requires compliance with state and federal securities laws, as well as coordination among originating lenders, attorneys, securities dealers, loan guarantors, structural advisors, trust management providers, auditors, securities rating agencies and financial guarantee insurance companies.

Loan Servicing

        While student loans are outstanding, lenders or special purpose entities must provide administrative services relating to the loans, even if their terms permit borrowers to defer payments of principal and interest while enrolled in school. These administrative services include processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. Many lenders, and all special purpose entities, outsource their servicing responsibilities to third party providers. In addition to administrative duties, servicers also play an active role, in conjunction with the guarantor, in default prevention activities. Servicers generally rely on collection agencies to establish and maintain contact with defaulted borrowers, manage loans that are delinquent and collect defaulted loans. Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full and returns the original promissory note to the borrower.

The First Marblehead Approach

        We offer our clients—national and regional financial institutions and educational institutions, as well as businesses and other organizations—a fully integrated suite of outsourcing services in connection with their private student loan programs. In providing our services, we do not serve as a lender, guarantor or loan servicer, but instead receive fees for the services we provide in connection with processing and securitizing our clients' loans. Using our services, our clients can offer student borrowers access to customized, competitive student loan products while enhancing their fees but minimizing their resource commitment and exposure to credit risk.

        As the demand for private loans increases, we believe the demand for our outsourcing services also will increase, as loan program sponsors seek a single point of interface for reliable, customizable services from the initial phases of the design of their programs to the ultimate disposition of their loans. We also expect increased demand for our services as we continue to enhance our presence in the private student loan marketplace and as the number of our satisfied clients grows.

Our Service Offerings

        We offer prospective clients the opportunity to outsource all of the key components of their loan programs by providing a full complement of services, including program design, application processing, underwriting, loan documentation and disbursement, technical support and customer support. This approach enables our clients to focus their efforts on the initial marketing of their programs.

        We offer services in connection with loan programs targeted at two primary marketing channels:

  •
  Private label programs that:

  •
  lenders market directly to prospective student borrowers and their families;

  •
  lenders market directly to educational institutions;

  •
  third parties who are not themselves lenders design and market directly to prospective student borrowers and their families; loans under these programs are made by referral lenders;

  •
  third parties who are not themselves lenders design and market directly to educational institutions; loans under these programs are made by referral lenders; and

  •
  businesses, unions, affinity groups and other organizations offer to their employees or members.

  •
  Guaranteed Access to Education, or GATE, programs offered by educational institutions directly to their students.

        The following table presents, by marketing channel, the total principal amount of loans we processed during our fiscal years ended June 30, 2004 and 2003:

	Fiscal year ended June 30,
Marketing channel
	2004	2003
	(in millions)
Private label loans	$1,705	$965
GATE loans	96	76

Total	$1,801	$1,041

        In fiscal 2003, we processed approximately $428 million of loans for Bank One, $218 million of loans for Bank of America and $41 million of loans for Charter One. In fiscal 2004, we processed approximately $642 million of loans for Bank One, $394 million of loans for Bank of America and $312 million of loans for Charter One. The following represent all of the schools for which we processed more than $3.0 million of GATE loans in fiscal 2003: American University, Carnegie Mellon University, Clarkson University, Seattle University, University of Southern California, Stanford University and University of Virginia's Darden Graduate School of Business Administration. We processed more than $3.0 million of GATE loans for each of these schools in fiscal 2004, as well as Embry-Riddle Aeronautical University, St. Lawrence University and Washington & Jefferson College.

        Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services, including program design and marketing and, except with respect to TERI, borrower inquiry and application and loan origination and disbursement. While we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at "cost" in the case of TERI-guaranteed loans, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the loans that they do not intend to hold, and we receive structural advisory fees and residuals for facilitating securitizations of these loans. We also have the exclusive right to securitize loans originated by Bank of America in connection with our GATE offerings. Our level of profitability depends on our structural advisory fees and residuals. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services, but do not have the exclusive right to securitize the loans that they originate. We also receive fees as the administrator of the trusts that have purchased the private label and GATE loans, and in this capacity monitor the performance of the loan servicers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The volume of loans for which we structured securitizations increased to over $1.25 billion in fiscal 2004 from approximately $69 million in fiscal 2001.

Program Design and Marketing

        We help our clients design their private loan programs. Our loan program design approach begins with a standard set of pricing options, legal agreements and third party relationships that we then carefully customize for our clients in order to satisfy their particular needs.

  Private Label Programs

        In our private label programs, we have developed strong relationships with lenders and other organizations through active marketing by our field sales force and experienced business development executives. Our private label clients are typically lenders or educational loan marketers that desire to supplement their existing federal loan programs with a private loan offering. Increasingly, these lenders are required by competitive pressures to offer private loan programs. They are attracted to an opportunity potentially to extend their existing brand in the federal loan marketplace to the private loan marketplace.

        Beyond federal student loan lenders, our approach is flexible enough to facilitate private student loan programs for a range of clients, who, in turn, serve a variety of consumers. We believe a private label opportunity exists with any business, union, affinity group or other organization that has employees, customers, members or other constituencies who are concerned about education costs. We assist such organizations in partnering with a lender and in designing a program that provides tangible benefits to their constituencies, while simultaneously generating additional revenue. Regardless of whether the client is a commercial bank, marketing company, affinity organization or a large corporation, we contribute our specialized knowledge, experience and capabilities to assist these entities in the development of a private loan program to meet their needs, while minimizing their resource commitment and exposure to credit risk.

        One of the key components of our private label programs is the opportunity for our clients to mitigate their credit risk through a loan repayment guarantee by TERI. TERI guarantees repayment of the student borrowers' loan principal, together with capitalized and/or accrued interest on defaulted loans. For additional information on TERI, see "Strategic Relationship with The Education Resources Institute." If the lender disposes of the loan in a securitization, this guarantee remains in place and serves to enhance the terms on which asset backed securities are offered to investors.

        Private label clients fall into two categories:

  •
  Make and sell.  In this category, lenders select credit criteria and loan terms tailored to meet their needs and then outsource to us all operating aspects of loan origination and customer support, and typically hold the loans on their balance sheets for some limited period of time. In the case of clients that do not desire, or do not have the ability, to fund the loans initially, we arrange for a referral lender that will fund the loans on their behalf. In both cases, after the holding period, we will facilitate a securitization to enable lenders to dispose of the loans, from which we generate structural advisory fees and residuals. See "—Securitization."

  •
  Make and hold.  In this category, clients outsource all operating aspects of loan origination and customer support, but finance the loans on their balance sheets and generally continue to hold the loans through the scheduled repayment, prepayment or default. Clients retain the ability to securitize the loans through us, even if they elect not to do so initially. Unless clients securitize their make and hold loans through us, the revenues we generate on these loans are limited to the processing fees that we receive from TERI, which represent reimbursement of the direct expenses we incur in originating the loans.

Of the $965 million of loans we processed in private label programs in fiscal 2003, approximately $593 million constituted "make and sell" volume and approximately $372 million constituted "make and hold" volume. Of the $1.7 billion of loans we processed in private label programs during fiscal 2004, approximately $1.28 billion constituted "make and sell" volume and approximately $423 million constituted "make and hold" volume.

  GATE Programs

        In our two GATE programs, GATE Student and GATE Universal, we work with schools to design their private loan programs and make the educational experience affordable and accessible to students. We believe that one of the most significant benefits provided by GATE programs is the ability for a participating school to enhance the financial aid packages it offers to prospective students. During fiscal

2004, GATE programs had a borrower approval rate of approximately 95%. With the knowledge that most applicants will be approved, schools can award GATE loans proactively, to meet more need and avoid financing gaps in aid packages.

        Our GATE business development team collaborates directly with each educational institution client and Bank of America, the exclusive lender for the programs, to evaluate, design and implement the most appropriate GATE program, or series of programs, for the particular school. This analysis takes into account enrollment, financial aid and finance strategies of the school and results in recommended eligibility criteria, rate and fee combinations and underwriting criteria to enhance those strategies. GATE programs are designed so as to facilitate our ability to aggregate and securitize the student loans from all participating schools.

        We customize GATE programs within certain pricing parameters and structure the programs to enable a participating school to make loans broadly available to its students. The approval rate of approximately 95% is made possible by having the participating schools provide credit support for the loans to their students. This credit support may be in the form of either a cash reserve or, subject to creditworthiness requirements, a school's unfunded financial pledge. Our most recent GATE program offering, GATE Universal, stratifies student borrowers according to credit risk in order to minimize either the cash reserve or financial pledge that a school is required to provide in connection with the loan program.

        We also monitor each school's program on an ongoing basis and provide the participating school with periodic updates on its students' credit performance. We offer assistance in modifying the program over time if the school's program experience is different than originally anticipated.

        For our GATE programs, in fiscal 2003, we processed approximately $76 million of loans and structured securitizations for approximately $73 million of loans. In fiscal 2004, we processed approximately $96 million of loans for our GATE programs and structured a securitization of approximately $98 million of GATE student loans. We have the exclusive right to securitize loans originated by Bank of America in connection with our GATE offerings, and we generate revenue from our GATE programs primarily by receiving structural advisory fees and residuals for facilitating securitizations of these loans.

Borrower Inquiry and Application

  Private Label Programs

        We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, which we use to provide loan application services for our private label programs. We enable borrowers to submit applications by telephone and by facsimile or mail. We also have a proprietary web application process that permits prospective borrowers to submit loan applications online. As a result of increased Internet use and focused marketing efforts, in recent years the proportion of online applications has risen substantially. In fiscal 2003, we received via the Internet approximately 56% of the approximately 234,000 private label loan applications that we processed. In fiscal 2004, we received via the Internet approximately 67% of the approximately 540,000 private label loan applications that we processed. We intend to continue driving application traffic online, as it represents an opportunity for cost savings by reducing personnel costs associated with call centers and data entry. We have designed our online systems to be E-sign compliant for delivery of consumer disclosures, and we are developing electronic signature capabilities for future implementation.

        Once a potential borrower submits an application for processing, our system automatically generates and sends a confirmation email to the applicant. Within minutes, the customized third party credit decision software that we use analyzes the submitted application. Application data are automatically sent to credit bureaus, which generate and return a credit report. The credit decision software then applies the credit report data and all scoring parameters associated with the loan type, and a credit decision is generated. This automated underwriting process allows us to deliver a loan application decision with respect to a significant majority of applications. The remaining applications with either incomplete information or with scores close to cut-off are automatically sent to a credit analyst for review. At this point in the process, we communicate the initial determination to the applicant, primarily through email, informing him or her whether the application is conditionally approved, rejected or in review. The applicant receives instructions as to next steps and is provided a website navigation link to check his or her loan status. Simultaneously, our customer service platforms, including our automated voice response unit, online status and customer service applications, are updated. Approximately 80% of the borrowers in our private label loan programs have creditworthy co-borrowers.

        To help applicants through the loan application process, we have an internal customer service department that was comprised of 91 full-time employees, 5 part-time employees and 129 seasonal employees as of June 30, 2004. We augment our internal department with outsourced customer service representatives during peak loan application periods. Our internal customer service department is divided into three areas:

  •
  Inbound Customer Service; providing end-to-end service and support for borrower inquiries throughout the application process.

  •
  Lender and Marketer Services; providing dedicated account representatives trained to support our lender and marketer clients.

  •
  Priority Services; providing specially trained representatives to support schools.

The performance of each customer service area is monitored closely and detailed performance metrics such as abandonment rates and service levels are tracked daily.

  GATE Programs

        For our GATE clients, we employ the Pennsylvania Higher Education Assistance Agency, or PHEAA, and a software vendor, V-Tek Systems Corporation, or V-Tek, in a variety of roles to effect application processing and loan origination. Our GATE programs allow schools and students to use the Internet to submit applications. Key steps in the application process allow for:

  •
  certification of borrower loan information, program eligibility and financial need by the schools;

  •
  promissory note preparation and loan disbursement by PHEAA; and

  •
  credit underwriting by Bank of America, the exclusive program lender.

        In connection with our GATE programs, PHEAA interfaces directly with participating schools' financial aid systems by using a proprietary software that V-Tek designed for us. This software program supports several electronic delivery formats for schools and student borrowers to submit loan data, resulting in the generation of combined application/promissory notes by PHEAA and credit underwriting by Bank of America. During fiscal 2003 and fiscal 2004, PHEAA received approximately 18,000 and 23,000 GATE applications, respectively. Substantially all of these applications were processed via the Internet.

Loan Origination and Disbursement

        For our private label loan programs, once a loan application is approved, we generate a promissory note, a legal contract between the borrower and lender which contains the terms and conditions of the loan, for the borrower based on one of over 500 lender and product specific templates. For those lenders and borrowers that prefer electronic document delivery, an automated email is sent to the borrower, which contains a navigation link to prompt the borrower to access a secure website to retrieve the note and required regulatory disclosures. The note can be viewed, downloaded and printed by the borrower and faxed or mailed back to us. For those lenders that do not participate in our electronic delivery system, or for those borrowers that prefer paper documentation, we print and mail a pre-filled promissory note to the borrower for him or her to sign and return to us by mail. During fiscal 2003 and fiscal 2004, approximately 52% and 65%, respectively, of approved applicants requested on their application that the promissory notes we generated be made available electronically.

        We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them.

        Together with TERI, we collaborate with our private label clients to comply with applicable laws and regulations in loan documentation, disclosure and processing. TERI assumes, and delegates to us, responsibility for compliance with federal and Massachusetts law regarding loan documentation and disclosure. We, in turn, work with lenders to prepare lender specific note templates. We maintain and utilize these templates, which reflect applicable legal requirements and lender preferences. We also deliver each lender's privacy policy and prepare and deliver truth-in-lending and various state law disclosures to borrowers.

        We monitor developments in state and federal requirements for loan processing and implement changes to our systems and processes based on our analysis and input we receive from lenders and industry groups. For example, we recently designed and made available to lenders a customer identification program in connection with our private label loans. This program was designed to meet USA PATRIOT Act requirements that lenders gather identifying data, verify applicant identity, and maintain records of the process. The requirements present a challenge for lenders whose borrowers apply for loans using an Internet based system, telephone or mail. We have also recently completed similar process improvements in the area of secure access to pending loan information, in order to comply with federal privacy and state identity theft laws. Contractual liability for identification of state law process requirements rests with the lenders, unless TERI or we undertake to comply with a particular requirement.

        For our private label loan programs, once we obtain all applicant data, including the signed note, evidence of enrollment and any income verification, we disburse the loan funds on behalf of TERI. Depending on the loan program and type of disbursement, funds are either sent to the borrower, directly to the school or to a central disbursing agent such as New York Higher Education Services Corporation or ELM Resources, who then pass the funds along to the school. We receive fees from TERI, which consist of reimbursement of expenses that we incur relating to loan processing services that we perform on behalf of TERI. These fees are recognized as services are performed.

        PHEAA provides loan origination and disbursement services for our GATE loan programs under our supervision.

Securitization

        In addition to providing loan program design, application and origination services, we also serve as an intermediary between our clients and the capital markets. We form bankruptcy remote, qualified special purpose statutory trusts to purchase private label and GATE loans from the originating lenders. The proceeds from bonds issued by the trusts are used to purchase student loans, which are used as security for repayment of the bonds. The securitizations that we structure and administer provide our clients with the ability to limit or eliminate credit and interest rate risk, and generate liquidity for their private student loans. In addition to structural advisory and administrative fees, we are entitled to a residual interest in the securitization trusts as part of our compensation in connection with the securitizations.

        We have been a leader in facilitating the securitization of private student loans, having structured and facilitated 22 securitizations consisting entirely of private student loans, more than any other entity. Our capital markets group has a history of innovation, having been the first to employ several of the structures and risk-reducing techniques in this sector that are in use today. We have securitized loan pools using various financing structures, including both public offerings registered with the Securities and Exchange Commission and private placements, and have utilized various asset backed securities, including commercial paper, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior- subordinated and third party credit enhanced debt. In connection with our "make and sell" private label and GATE programs, we generally enter into agreements with the originating lenders giving us the exclusive right to securitize their program loans.

        The extensive database provided by our GATE loan repayment statistics dating back to 1994 and private label repayment statistics dating back to 1986 is another key to optimizing the financing of the student loan pools our clients generate. We use this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe the historical data and our wide use of standard consumer credit score based risk assessment give added comfort to the rating agencies, insurance providers, underwriters, and securities investors, resulting in a more cost-effective securitization.

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

  •
  Up-front.    We receive a portion of the structural advisory fees when the securitization trust purchases the loans, or shortly thereafter; and

  •
  Additional.    We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loans.

  For these structural advisory fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction parties and prepare cash flow modeling for the rating agencies and financial guarantee insurers.

  •
  Residuals.  We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations.

  Our residual interest is derived almost exclusively from the services we have performed in connection with each securitization rather than from a direct cash contribution to the securitization trust.

        We also receive administrative fees from the trusts as further described below under "—Loan Servicing."

        For a discussion of our revenue recognition policy and the assumptions we use, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recognition and Valuation of Service Revenue" and "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        In recent years, we have derived a significant portion of our revenue and substantially all of our income from structuring securitizations on behalf of qualified special purpose entities. Revenues from new securitizations involving The National Collegiate Master Student Loan Trust-1 and The National Collegiate Trust represented 64% and 73% of our total service revenue in fiscal 2002 and 2003, respectively, and revenues from new securitizations involving The National Collegiate Student Loan

Trust 2003-1, The National Collegiate Student Loan Trust 2004-1 and The National Collegiate Trust represented 78% of our total service revenue in fiscal 2004. In addition, we structure and support private student loan programs for our commercial bank clients, including Bank One N.A., Bank of America N.A., and Charter One Bank, N.A., although we do not receive fees directly from these clients. Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland Group plc, recently announced it has reached an agreement to acquire Charter One. Structural advisory fees and residuals from securitizations of Bank One, Bank of America and Charter One private label loans are included in securitization related revenue and represented approximately 50%, 4% and 0%, respectively, of our total service revenue in fiscal 2002, approximately 59%, 4% and 2%, respectively, of our total service revenue in fiscal 2003, and approximately 43%, 9% and 17%, respectively, of our total service revenue in fiscal 2004.

Loan Servicing

        There are currently eight loan servicers for newly originated TERI guaranteed loans, with three of these servicers servicing a majority of the loans we facilitate. Most of our clients enter into a servicing agreement with PHEAA that governs the servicing of their loans prior to securitization. The remaining clients opt either to outsource servicing of their loans to organizations with which they have existing relationships or service their loans using affiliated servicers. For securitized loans, these servicing agreements, which typically extend over the life of the loan pool, are assigned to the purchasing trust.

        As administrator of the trusts that have purchased private label and GATE loans, we monitor the performance of the loan servicers. In this capacity, we confirm compliance with servicing guidelines and review default prevention and collection activities. We receive administrative fees from the trusts ranging from 10 to 20 basis points per year of the student loan balance in the trust for daily management of the trusts and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization.

        During the first 90 days of delinquency, the servicer performs collection activities in accordance with contractual requirements outlined in the servicing guidelines of the loan program. These guidelines establish certain required collection activities, such as attempted telephone contacts to borrowers and co-borrowers within prescribed delinquency intervals, as well as requirements for the mailing of delinquency notices and skip trace activities for borrowers whose addresses have changed.

        Once the loan has been delinquent for 90 days, we provide pre-claims assistance. We assign delinquent accounts to one of several external collection agencies, which work to cure the account by bringing it current. During this period, the servicer remains responsible for invoicing and posting payments. We monitor these external collection agencies that perform pre-claims default prevention activities and share their performance with their peers. Our strategy is to award the highest percentage of new accounts to the agency whose performance has been strongest in the prior period. In addition to this incentive, we provide performance bonuses to agencies performing above established performance expectations for cure rates. If a delinquent loan becomes less than 75 days past due, collection efforts are returned to the servicer for routine processing.

        Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full and returns the original promissory note to the borrower.

Strategic Relationship with The Education Resources Institute

        TERI is the nation's oldest and largest guarantor of private student loans. As a not-for-profit corporation, TERI's main operating purpose is to provide students with access to educational opportunities through educational finance and counseling services. To help accomplish this, TERI offers guarantee products for student loan programs pursuant to which TERI agrees to reimburse lenders for all unpaid principal and interest on their defaulted student loans, in exchange for a fee based on the loan type and risk profile of the borrower. Because TERI is a not-for-profit corporation, defaults on TERI-guaranteed student loans have been held to be non-dischargeable in bankruptcy proceedings. Since its inception in 1985, TERI has guaranteed approximately $7.1 billion of private education loans for students at more than 6,000 schools nationally and internationally.

        In 2001, we entered into a strategic relationship with TERI, intended to enhance significantly our risk management and loan processing capabilities. We acquired TERI's historical database and loan processing operations, but not its investment assets or guarantee liabilities. In addition, 161 members of TERI's staff became our employees. TERI remains, however, an independent, private not-for-profit organization with its own management and board of directors. We issued promissory notes totaling $7.9 million and paid approximately $1.0 million in cash to TERI in connection with the transaction. We also granted TERI a right to receive a 25% residual interest in the securitizations of TERI-guaranteed loans that we facilitate in the future, in exchange for TERI's agreement to guarantee those loans.

        In connection with the transaction, we also entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These include a master servicing agreement and a database purchase and supplementation agreement with TERI. Pursuant to the master servicing agreement, TERI engages us to provide loan origination, pre-claims, claims and default management services. Under TERI's agreements with lenders, lenders delegate their loan origination functions to TERI, and TERI has the right to subcontract these functions. Pursuant to the database purchase and supplementation agreement, TERI provides updated information to us about the performance of the student loans it has guaranteed, so that we can continue to supplement and enhance our database. This agreement has a term through June 2006 and provides that either party may unilaterally exercise a right to renew the contract for an additional five-year term. We pay TERI a monthly fee of approximately $62,000, and TERI also maintains a perpetual right to access the data we own solely for use in its guarantee business.

        We also entered into a master loan guaranty agreement, under which we have granted to TERI a right of first refusal to guarantee our private label clients' existing and future loan programs. We also agreed to create a market for our private label clients to sell TERI-guaranteed loans through securitizations that we facilitate. Under our agreement, we must use our best efforts to cause a securitization of a limited category of TERI-guaranteed loans at least twice per year, subject to the lender having a specified minimum loan volume at the semi-annual purchase date. Our master loan guaranty agreement has a term through June 2006, with a renewal option exercisable by either party for an additional five-year term.

        The master loan guaranty agreement was intended in part to create a framework for structuring future relationships among lenders, TERI and us. The master loan guaranty agreement contemplates several ancillary documents that set forth the various obligations among the parties, including:

  •
  program guidelines for each prospective lender establishing acceptable terms for the origination, underwriting and servicing of program loans, including the borrower eligibility criteria, credit requirements, loan limits, deferral options and repayment terms, as well as the lender's forms of application and promissory note;

  •
  a form of guaranty agreement between TERI and a prospective lender providing for a full and unconditional guarantee of principal and accrued interest when a program loan becomes more than 180 days delinquent, the borrower dies or the borrower seeks discharge of the loan in a bankruptcy proceeding;

  •
  a form of loan origination agreement between TERI and a prospective lender pursuant to which the lender delegates its loan origination functions to TERI, and TERI agrees to receive loan applications, perform underwriting according to the standards in the program guidelines and approve and deny applications. TERI has agreed to subcontract these loan origination functions to us pursuant to the master servicing agreement described above;

  •
  a form of note purchase agreement between us and a prospective lender setting forth the terms and conditions under which a special purpose entity, such as a securitization trust, that we establish purchases program loans from the lender; and

  •
  a form of deposit and security agreement, or a security agreement alone, providing for the payment of a portion of the guarantee fee under the guaranty agreement between TERI and a prospective lender to an account at a national bank and subject to a security interest to pay guarantee claims.

        As contemplated by the master loan guaranty agreement, prospective lenders agree to provide initial loan funding and own the loans until they are purchased in a securitization transaction that we facilitate. The lender provides representations and warranties that support the loan for the securitization pursuant to the requirements of the rating agencies.

        During fiscal 2002, 2003 and 2004, processing fees from TERI represented approximately 34%, 23% and 18%, respectively, of our total service revenue.

Competition

        The private student loan industry is highly competitive with dozens of active participants. Although we are not a lender and therefore do not directly compete with lenders for loan originations, we derive a substantial portion of our revenue from providing to lenders outsourced services for their private student loan programs. Private student loan originators include large financial institutions and their affiliates, such as Bank One Corporation, Citigroup, Bank of America Corporation, Wells Fargo & Company and KeyCorp, as well as specialized educational finance providers including SLM Corporation, which is also known as Sallie Mae, and Access Group, Inc. Some of these loan originators are currently our clients.

        To the extent that lenders possess or choose now or in the future to develop an internal capability to provide any of the services that we currently provide, they would compete directly with us. For example, a loan originator could establish a program to securitize the student loans it originates, rather than engage us to structure and facilitate the securitization. In addition, lenders in the education loan market historically have primarily focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide. We believe the most significant competitive factors in terms of developing private student loans are technical and legal competence, cost, reliability and quality of service and speed of service.

        We coordinate a range of services in connection with private loan programs, including program design, application processing, credit underwriting, customer service, loan documentation, disbursement, technical support, legal and compliance support and advisory services in connection with loan financing. We differentiate ourselves from other service providers as a result of the range of services we can provide our clients. We are aware of two competitors, Sallie Mae and Servus Financial Corporation, which is an affiliate of Wells Fargo & Company, that offer a similar range of services to other lenders. Our business could be adversely affected if Sallie Mae's recently announced program to originate private student loans directly becomes successful or if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. In addition, our clients retain PHEAA as the loan servicer for a significant portion of the loans that serve as collateral in the securitization transactions that we facilitate. If PHEAA expands its service offerings to cover some or all of the services that we facilitate, it could become our competitor.

        Many of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their services. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we will need to continue to invest in information technology, sales and marketing and legal compliance.

Proprietary Systems and Processes

        In addition to our proprietary database that tracks historical student loan performance, we maintain advanced proprietary information processing systems. We use these information systems to analyze efficiently loan applications, expedite loan processing and enhance our loan securitization and default management services.

        Key benefits of our information processing systems include:

  •
  the ability to analyze and assess loan applications based on a variety of underwriting and program factors, including flexibility to adapt to different program parameters required in customized client implementations;

  •
  a real time transaction/application processing system that includes automated updating of a borrower's loan status that a borrower can access online or telephonically;

  •
  automated preparation and secure electronic delivery of loan documents, including promissory notes and legal disclosures;

  •
  online certification tools enabling financial aid offices to speed loan disbursement by quickly confirming student borrowers' enrollment status and financial need;

  •
  online reporting tools enabling our management, lender clients and financial aid offices to track and sort information about student borrowers, including application status and disbursement dates;

  •
  custom built data conduits designed to ensure that data are compiled, integrated and properly migrated both across our enterprise and to external third parties such as data from servicers, collection and placement agencies and other third party vendors; and

  •
  interface with internal accounting systems intended to ensure proper booking and tracking of loan information for our clients, as well as support our capital markets group in its securitization activities.

        We use a number of leading commercial products to secure, protect, manage and back-up these data, including products that provide backup of data and server recovery plans.

Trademarks

        First Marblehead owns the following federally registered trademarks: GATE, GATE FAMILY LOAN, GATE Guaranteed Access to Education, prepGATE, and National Collegiate Trust. The federal registrations for our registered trademarks expire at various times between 2007 and 2011, but the registrations may be renewed for additional 10-year terms provided that First Marblehead continues to use the trademarks. First Marblehead also owns the following common law trademarks: FIRST

MARBLEHEAD, FIRST MARBLEHEAD (and "diamond" design), "Diamond" design, START EDUCATION LOAN, START EDUCATION LOAN (and design) and START (and design). Federal trademark applications to register these common law trademarks are pending with the U.S. Patent and Trademark Office.

Student Loan Market Seasonality

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, we process the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. We also tend to process increased volume of loan applications during November and December, as students and their families seek to borrow money to pay tuition costs for the spring semester.

Government Regulation

        We provide services in connection with the creation, management and disposition of education loans, a form of consumer loan asset. This business is highly regulated at both the state and federal level, through statutes and regulations that focus upon:

  •
  licensure and examination of industry factors;

  •
  regulation and disclosure of consumer product terms;

  •
  regulation of loan origination processing; and

  •
  regulation of loan collection and servicing.

        Failure to conform to the requirements of licensure, regulation and disclosure of loan terms, and regulation of behavior in our operations may result in civil and/or criminal fines, and may affect the enforceability of the underlying consumer loan assets.

        Although we are subject to certain state and federal consumer protection laws, we believe our operations currently do not require us to be licensed with any regulatory body and only require us to be registered with one regulatory body. All of our operations relating to consumer loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that our business of providing consumer loan origination and underwriting under contract to TERI was exempt from licensing under the Massachusetts Small Loan Act. Our GATE business does not involve our processing loans directly with consumers. The Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensure because, as a provider of loan origination outsourcing services, we do not conduct lending business with consumers in our own name and our processing centers are not generally open to the public.

        We believe our operations in support of the GATE programs are exempt from Massachusetts Small Loan Act licensing for similar reasons. We do not solicit or assist borrowers directly, but rather work with schools and Bank of America in establishing a program operated by them. In addition, the GATE programs do not involve compensation payable to us in connection with the making of loans or in connection with aiding or assisting the borrower or the lender in procuring or making such loans. We derive all revenue in our GATE programs from the securitization of loans. Finally, the Small Loan Act is only triggered if rates exceed 12%, which is not presently the case.

        We could become subject to the Small Loan Act in the future if, for example, interest rates exceed 12% and either the Massachusetts legislature modifies the statutory requirements or the Massachusetts Division of Banks revokes its previous determination that our operations are exempt. We could also become subject to licensing laws in Massachusetts and other states if we engage in licensable activities in the future, such as loan guarantees or if our operations became sufficiently localized in other states to trigger licensing. We have consulted with national counsel regarding state laws outside of Massachusetts governing the licensing of loan brokers and loan arrangers. As a result of that legal review, we have consulted with local counsel in relevant states. Based on the advice of local counsel and, in some states, additional informal advice from state regulators, we have concluded that no such licenses are required. Local counsel in Pennsylvania has advised us that we need to register as a "loan broker" with the Pennsylvania Department of Banking under the Pennsylvania Credit Services Act. We are in the process of completing and filing that registration. While we have not received formal licensing rulings from states other than Massachusetts, we believe that no other state would have jurisdiction over our operations because:

  •
  all of our contracts with consumers are conducted in the name of federal and state chartered financial institutions, which generally are exempt from additional licensure of the business of lending, or in the name of TERI, which has satisfied Massachusetts licensure requirements; and

  •
  our contacts with borrowers outside of Massachusetts occur exclusively in interstate commerce, through the mail, the phone and the Internet.

        If any state asserts jurisdiction over our business, we will proceed with licensing or registration in the affected state. Our activities in that state could be curtailed pending processing of a licensing application or registration, and we could be subject to civil or criminal penalties. We do not anticipate difficulty meeting the licensing requirements.

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

        While our licensing requirements are currently limited, the consumer assets in which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we facilitate currently involve sales solely by FDIC-insured financial institutions which represent and warrant that the assets in question have been originated in compliance with all applicable law and are valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts benefit from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets. Thus, our residual interest in securitizations is buffered from regulatory risk to the extent that lenders, TERI and servicing providers stand behind the legal compliance of their activities. TERI may nonetheless have recourse to us to the extent that a regulatory failure in loan origination by us breaches the standards of care under the master servicing agreement between TERI and us.

        In addition, in delivering services, we must cause our operations to conform to consumer loan regulation that applies to TERI and the lenders. This regulation includes compliance with the federal

Truth-in-Lending Act, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act, and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. In addition, the Fair and Accurate Credit Transactions Act of 2003 imposes significant new federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to "red flags" of potential identity theft and processing identity theft notices and other requirements that will require both changes to automated loan processing and the creation of manual exception systems. These new requirements will strain systems and personnel that are already undergoing rapid change due to loan volume growth. Failure to comply with these requirements will violate our obligations to the lenders we serve and could subject them to regulatory action and result in termination of our processing contracts.

Employees

        At June 30, 2004, we had 462 full-time employees, 12 part-time employees and 236 seasonal employees, as follows:

Department	Full-time	Part-time	Seasonal
Customer service	91	5	129
Operations	72	1	65
Loan facilitation	110	1	41
Information technology	56	0	0
Finance and administration	44	4	1
Business development	33	0	0
Collections and default management	21	1	0
Capital markets	17	0	0
Marketing	5	0	0
Trust administration	8	0	0
Executive	5	0	0
Total	462	12	236

        We are not subject to any collective bargaining agreements, and we believe our relationships with our employees are good.

Our Corporate Information

        We formed as a limited partnership in 1991 and were incorporated in Delaware in August 1994. Our principal executive offices are located at The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199. The telephone number of our principal executive offices is (617) 638-2000.

Available Information

        Our Internet address is http://www.firstmarblehead.com. The contents of our website are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC.

Item 1A. Executive Officers

        The following table sets forth information regarding our executive officers, including their ages as of June 30, 2004.

Name	Age	Position
Daniel Maxwell Meyers	41	Chief Executive Officer and Chairman of the Board of Directors
Stephen E. Anbinder	66	Vice Chairman of the Board of Directors
Ralph M. James	50	President, Chief Operating Officer and Secretary
Anne P. Bowen	52	Executive Vice President, Corporate Planning
Andrew J. Hawley	40	President, First Marblehead Education Resources, Inc.
John A. Hupalo	44	Executive Vice President and Group Head, Capital Markets
Larry A. Lutz	47	Executive Vice President, Business Development
John C. Niles	41	Executive Vice President, Office of the Chief Operating Officer
Donald R. Peck	46	Executive Vice President, Chief Financial Officer and Treasurer

        Set forth below is certain information regarding the business experience during the past five years for each of the above-named persons.

        Daniel Maxwell Meyers co-founded First Marblehead and served as its Managing Partner from 1991 to 1994. Mr. Meyers has served as our Chief Executive Officer and Chairman of the board of directors since our incorporation in 1994. From 1980 to 1991, Mr. Meyers was involved in arbitrage and derivatives trading at EF Hutton, Prudential Bache Securities, LF Rothschild Unterberg Towbin and Commodities Corporation. He began working on asset backed securities financings in 1986. He currently serves as the Vice-Chair of the Board of the Curry School of Education at the University of Virginia and is a member of both the International Institute for Strategic Studies and the Forum for the Future of Higher Education. Mr. Meyers received an A.B. in Economics from Brandeis University and completed the Owner President Management Program at the Harvard Graduate School of Business Administration.

        Stephen E. Anbinder is a co-founder of First Marblehead and has served as Vice Chairman of the board of directors since May 2002. Mr. Anbinder previously served as our President, from December 1995 to May 2002, and Treasurer, from May 2002 to June 2003. From 1980 to 1981 and from 1962 to 1969, Mr. Anbinder held positions with Scudder Stevens & Clark, an investment counseling firm, serving most recently as a Vice President and member of its investment policy committee. From 1970 to 1979, Mr. Anbinder served as a Managing Director of Dillon Read & Company, a securities brokerage firm, where he headed the fixed income capital markets group and was a member of the board of directors. Mr. Anbinder currently serves as a trustee of Mercy College. Mr. Anbinder received a B.A. in Literature from Cornell University and an M.B.A. from the Harvard Graduate School of Business Administration.

        Ralph M. James has been our President and Secretary since May 2002 and has served as our Chief Operating Officer since June 2000. Mr. James previously served as an Executive Vice President, from September 1996 to July 2001. From 1994 to 1996, Mr. James served as Associate Dean and Senior Executive Officer of the Harvard Graduate School of Business Administration. From 1993 to 1994, Mr. James served as Director of Major Gifts for the Faculty of Arts and Sciences at Harvard University. From 1982 to 1993, Mr. James served in various administrative capacities in executive education and fundraising for the Harvard Graduate School of Business Administration. Mr. James

received a B.A. in Religious Studies from the University of California at Santa Barbara and an M.B.A. from the Harvard Graduate School of Business Administration.

        Anne P. Bowen has served as our Executive Vice President, Corporate Planning since April 2004. From August 2002 to July 2003, Ms. Bowen was a Senior Vice President for State Street Corporation, a financial services firm, where she was responsible for acquisition integration. From October 1999 to July 2002, she served as a Senior Vice President of eBusiness at State Street. From December 1994 to September 1999, Ms. Bowen served as a Senior Vice President of Global Financial Technical Services at State Street. Ms. Bowen served as a Director with Coopers & Lybrand Consulting, Inc. from 1992 to 1994, specializing in the banking practice. From 1978 to 1992, Ms. Bowen served as a Director of Bank of Boston, managing the Corporate Credit, Real Estate and Corporate Audit functions. Ms. Bowen received a B.S. from Boston University with an M.B.A. from Simmons College.

        Andrew J. Hawley has served as President of First Marblehead Education Resources, Inc. since May 2004. From 1994 to April 2004, Mr. Hawley was a Lead Director with Pittiglio, Rabin, Todd & McGrath, a management consulting firm, where he consulted with U.S. companies on operations improvements, growth strategies and organized restructuring. From 1989 to 1992, Mr. Hawley held several positions with Cambridge Strategic Management Group, a strategic consulting firm, with a focus on growth strategies for international companies in Asia, Latin America and Europe. Mr. Hawley received an A.B. from Harvard College and an M.B.A. from Boston College.

        John A. Hupalo has served as our Executive Vice President and Group Head, Capital Markets since March 2003. From March 1999 to March 2003, Mr. Hupalo served as a Managing Director in the Education Loan Group of UBS Paine Webber, a diversified financial institution. From 1991 to 1999, Mr. Hupalo served as a Director in the Education Loan Group of Salomon Smith Barney, an investment bank. From 1987 to 1991, Mr. Hupalo served in a similar Group at Manufacturers Hanover Securities Corporation. Prior to entering the field of investment banking, Mr. Hupalo worked for a Member of the U.S. Congress and the National Association of Manufacturers. Mr. Hupalo received a B.A. in Political Science from Boston University and an M.B.A. in Finance from New York University's Stern School of Business.

        Larry A. Lutz has served as our Executive Vice President, Business Development since April 2004. Mr. Lutz previously served as our Senior Vice President and Group Head, Business Development, from August 2003 to April 2004, and Senior Business Development Officer, from February 2002 to August 2003. From December 1999 to January 2002, Mr. Lutz served as President and Chief Executive Officer of Career College Loan Company, L.L.C., an education loan development and marketing company. From 1995 to 1999, Mr. Lutz served in various capacities, including Senior Vice President and Chief Business Development Officer with Educaid, the student loan division of Wachovia Bank, N.A. and a national education loan provider. From 1989 to 1995, Mr. Lutz served as Senior Vice President, Chief Marketing Officer with Student Loan Funding Corporation, a regional student loan secondary marketer. Prior to entering the education finance business, Mr. Lutz served in various business development positions in the investment management industry. Mr. Lutz received a B.A. from The Colorado College.

        John C. Niles has been our Executive Vice President, Office of the Chief Operating Officer, since August 2003. Mr. Niles previously served as Senior Vice President and Managing Director, Business Development and Vice President, Operations from April 1996 to August 2003. From 1991 to 1996, Mr. Niles served as Vice President, Operations of LittlePoint Corporation, a biotech/consumer products company. From 1988 to 1991, Mr. Niles served as a Commercial Lending Officer at the Bank of Boston. Mr. Niles received a B.A. in History from St. Lawrence University.

        Donald R. Peck has been our Executive Vice President and Chief Financial Officer since April 2003 and Treasurer since July 2003. From June 2002 to April 2003, Mr. Peck served as President of Lenox Partners, a finance and legal advisory firm. From July 2001 to May 2002, Mr. Peck served as

Chief Financial Officer and General Counsel of Zeborg, Inc., a sourcing solutions firm. From May 2000 to July 2001, Mr. Peck served as Chief Financial Officer and General Counsel of Marketmax, Inc., a retail software firm. From September 1996 to September 1999, Mr. Peck served as Treasurer and General Counsel to Centennial Technologies, Inc., a PCMCIA card manufacturer. From 1997 to 1999, Mr. Peck also served as Secretary of Centennial Technologies. From 1986 to 1996, Mr. Peck was an attorney with the law firm of Nutter, McClennen & Fish LLP. Prior to practicing as an attorney, Mr. Peck held positions with Arthur Andersen LLP, serving most recently as a senior auditor. Mr. Peck serves on the Board of Overseers of the New England Conservatory of Music. Mr. Peck received a B.S. in Business Administration from the University of Rhode Island and a J.D. from Cornell Law School.

Item 1B. Code of Conduct

        We have adopted a code of conduct which applies to our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. We will provide to any person without charge, upon written request to our corporate secretary, a copy of our code of conduct. By no later than October 31, 2004, our code of conduct, as well as our corporate governance guidelines and the charters of the standing committees of our board of directors, will be posted on our website at www.firstmarblehead.com, and each of these documents will be available in print to any stockholder who submits a written request to our corporate secretary. If we amend our code of conduct or grant a waiver under our code of conduct to an officer or anyone functioning as our controller, we intend to post information about such amendment or waiver on our website.

Item 2. Properties

        Our headquarters are located in Boston, Massachusetts, and we have additional offices in Marblehead, Massachusetts, Medford, Massachusetts and New York, New York.

        We lease land and buildings for our executive offices and operations. The following table summarizes information with respect to the principal facilities that we lease or, in one instance, expect to lease:

Location	Principal activities	Area (sq. feet)		Lease expiration date
Marblehead, MA	Corporate offices	8,000		2007
Boston, MA (Boylston Street)	Headquarters	26,300 26,000	(1)	2014 2014	(1)
Boston, MA (St. James Avenue)	Loan processing	91,000 7,272		2014 2009
Medford, MA	Loan processing	136,000		2011
New York, NY	Trust administration	500		Month-to-month

(1)
We expect to enter into a lease for this space subsequent to the filing of this annual report on Form 10-K.

        We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3. Legal Proceedings

        In the normal course of our business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our common stock has been listed on the New York Stock Exchange under the trading symbol FMD since our initial public offering on October 31, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the New York Stock Exchange, for each of the periods listed.

	High	Low
Fiscal 2004
Second Quarter (commencing October 31, 2003)	$25.06	$20.30
Third Quarter	32.50	22.45
Fourth Quarter	41.05	29.00
Fiscal 2005
First Quarter (through September 9, 2004)	$44.94	$37.76

        EquiServe Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on July 30, 2004, we had 36 holders of record of our common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future. Our board of directors will have discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. In addition, covenants in our credit agreement impose restrictions on our ability to declare and pay cash dividends in the event that we are in default.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information relating to our equity compensation plans will be included in our proxy statement in connection with our 2004 annual meeting of stockholders, under the caption "Equity Compensation Plan Information." That portion of our proxy statement is incorporated herein by reference.

Recent Sales of Unregistered Securities

        Set forth below is information regarding shares of common stock issued by us pursuant to the exercise of stock options, and options granted by us, between June 30, 2003 and November 14, 2003,

the date of the filing of our registration statement on Form S-8. We did not sell or grant any other securities during fiscal 2004 that were not registered under the Securities Act of 1933.

Name of stockholder	Number of shares of common stock	Option exercise date	Exercise price
Barry Heneghan	8,000	10/31/03	$.80
Thatcher Fields	93,760	10/31/03	.80
Robert Baron	30,000	10/31/03	.80
John Niles	52,800	10/8/03	(1)
Ralph James	200,000	9/26/03	.50
Thatcher Fields	93,760	8/19/03	.80
Tamara Marz	114,000	7/24/03	(2)

(1)
Mr. Niles exercised options to acquire 32,800 shares of common stock at $5.00 per share and 20,000 shares of common stock at $.80 per share

(2)
Ms. Marz exercised options to acquire 60,000 shares of common stock at $.80 per share and 54,000 shares of common stock at $1.00 per share.

        From June 30, 2003 to November 14, 2003, the date of the filing of our registration statement on Form S-8, we granted the following stock options to purchase an aggregate of 64,000 shares of common stock at exercise prices ranging from $12.15 to $15.00 per share to employees and directors.

Option Grant Date	Total Number of Stock Options Granted	Exercise Price
10/9/03	4,000	15.00
9/20/03	16,000	12.15
7/31/03	40,000	12.15
7/10/03	4,000	12.15

        We issued the common stock upon the exercise of stock options, and granted the stock options, described above pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, as well as Section 4(2) of the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from Sale of Registered Securities

        In our initial public offering, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through June 30, 2004, we have not spent any of the net proceeds of the IPO, which have been invested in cash and cash equivalents. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

        In June 2004, we completed a follow-on public offering of 7,406,312 shares of our common stock, including an over-allotment option of 966,041 shares, pursuant to a registration statement on Form S-1 (File No. 333-116142) that was declared effective by the SEC on June 22, 2004. All of these shares were offered by selling stockholders, and we did not receive any proceeds from the offering.

Issuer Purchases of Equity Securities

        We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2004, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

Item 6. Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this filing. We have derived the data from consolidated financial statements, which were audited by KPMG LLP, independent registered public accounting firm. The historical results presented here are not necessarily indicative of future results.

	Fiscal year ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Consolidated Statements of Income Data:
Service revenue:
Structural advisory fees	$97,195	$39,337	$14,760	$5,256	$2,524
Residuals	64,895	30,027	11,832	1,136	477
Administrative and other fees	2,114	1,415	475	360	969
Processing fees from TERI	35,056	20,577	14,192	—	—

Total service revenue	199,260	91,356	41,259	6,752	3,970
Operating expenses:
Compensation and benefits	34,839	19,816	11,488	2,794	2,284
General and administrative expenses	35,695	16,073	10,652	1,943	1,829

Total operating expenses	70,534	35,889	22,140	4,737	4,113

Income (loss) from operations	128,726	55,467	19,119	2,015	(143)
Other (income) expense:
Interest expense	708	1,561	1,805	—	—
Interest income	(781)	(105)	(91)	(53)	(53)
Other income	(2)	(2)	(131)	—	—

Total other (income) expense, net	(75)	1,454	1,583	(53)	(53)

Income (loss) before income tax expense	128,801	54,013	17,536	2,068	(90)
Income tax expense	53,530	22,514	5,307	14	15

Net income (loss)	$75,271	$31,499	$12,229	$2,054	$(105)

Income Per Share Data:
Net income per common share:
Basic	$1.27	$0.59	$0.24	$0.04	$0.00
Diluted	1.19	0.55	0.23	0.04	0.00
Weighted average common shares outstanding:
Basic	59,047,914	53,099,116	51,122,000	51,122,000	51,122,000
Diluted	63,515,662	56,831,049	54,074,266	51,985,168	51,122,000
	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$168,712	$18,327	$7,316	$6,775	$2,035
Service receivables	148,882	56,905	20,393	3,288	1,508
Working capital	173,706	7,237	5,778	5,871	2,009
Total assets	360,056	87,053	39,016	19,746	3,836
Total liabilities	81,920	34,629	20,381	14,007	151
Total stockholders' equity	278,136	52,424	18,635	5,740	3,685

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our financial statements and accompanying notes included elsewhere in this filing. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to the factors set forth under "Factors That May Affect Future Results" below and elsewhere in this filing.

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

        We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we believe we can enhance our service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During fiscal 2004, we processed over 560,000 loan applications and facilitated $1.8 billion in loan disbursements at over 4,800 schools. We have provided structural, advisory and other services for 22 securitization transactions since our formation in 1991.

        We offer services in connection with loan programs targeted at two primary marketing channels:

  •
  Private label programs that:

  •
  lenders market directly to prospective student borrowers and their families;

  •
  lenders market directly to educational institutions;

  •
  third parties who are not themselves lenders design and market directly to prospective student borrowers and their families; loans under these programs are made by referral lenders;

    •
    third parties who are not themselves lenders design and market directly to educational institutions; loans under these programs are made by referral lenders; and

    •
    businesses, unions, affinity groups and other organizations offer to their employees or members.

  •
  Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

        During fiscal 2004 and 2003, we securitized both private label loans and GATE loans. During fiscal 2004, our private label programs contributed $191.1 million, or 96%, of our total service revenue, while our GATE programs contributed $8.2 million, or 4%, of our total service revenue. Our private label programs contributed $86.0 million, or 94%, of our total service revenue in fiscal 2003, while our GATE programs contributed $5.4 million, or 6%, of our total service revenue in fiscal 2003.

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

        The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. We facilitated the securitization of $1.25 billion of student loans during fiscal 2004, up from $560 million during fiscal 2003.

        During fiscal 2004, we facilitated disbursement of approximately 200,000 loans in an aggregate principal amount of approximately $1.8 billion. Approximately $1.38 billion of this amount was available to us for securitization. During fiscal 2003, we facilitated disbursement of approximately 123,000 loans in an aggregate principal amount of approximately $1.04 billion. Approximately $669 million of this amount was available to us for securitization.

        The dollar volume of the loans that we facilitated in fiscal 2004 increased 73% as compared to fiscal 2003. The loans that we facilitated that are available to us for securitization increased 106% in fiscal 2004 as compared to fiscal 2003.

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

Securitizations and Related Revenue

        We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. As of September 1, 2004, we have utilized the following special purpose entities for the securitizations we have structured:

  •
  The National Collegiate Student Loan Trust 2004-1, or NCSLT 2004, was formed in May 2004 to purchase exclusively TERI-guaranteed private label loans.

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

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees.    We charge structural advisory fees that are paid in two portions:

  •
  Up-front.    We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans or soon thereafter. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers, as needed. In securitizations we facilitated in fiscal years 2004 and 2003, these fees have ranged from 4.7% to 7.0% of the principal and accrued interest of the loans securitized; and

    •
    Additional.    We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loan. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

  •
  Residuals.    We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and entitles us to receive:

  •
  in connection with the securitizations in NCSLT 2004 and NCSLT 2003, 75% of the residual cash flows once a parity ratio of 103.0% is reached and maintained;

  •
  in connection with securitizations in NCMSLT, 75% of the residual cash flows once a parity ratio of 103.5% is reached and maintained;

  •
  and in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of securitized GATE loans, 10% of the residual cash flows.

    Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. We contributed no capital to NCSLT 2004, NCSLT 2003 or NCMSLT, the trusts that have securitized solely TERI-guaranteed private label loans. In connection with the three most recent securitizations of GATE loans in the NCT trusts, in order to accommodate a limited number of schools, we invested in the aggregate approximately one-third of our GATE-related up-front structural advisory fees to eliminate the risk exposure of those schools. These investments, which reduced our up-front structural advisory fees that would have been recognized in these periods, totaled $1.3 million, $2.0 million, and $1.8 million in fiscal 2004, 2003, and 2002, respectively. In fiscal 2004, our investment comprised 1.5% of our total up-front structural advisory fees. In exchange for these investments, we received the rights to the residual interest that these schools would otherwise hold in the trust and accounted for these rights as residuals, consistent with the manner in which we account for our other residuals. The value of these residual interests is primarily affected by the loan performance at each school. In the case of securitizations in NCSLT 2004, NCSLT 2003 and NCMSLT, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts, we currently expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization.

  •
  Administrative and other fees.    We receive administrative fees from the trusts ranging from 5 to 20 basis points per year of the student loan balance in the trust for daily management of the trusts and for the services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. In addition, in connection with some securitizations, we receive other fees from originating lenders when their loans are purchased by the securitization trust. As of September 1, 2004, these other fees have not been material, nor do we expect them to be in the future.

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

        As required under U.S. generally accepted accounting principles, we also recognize additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization and before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured. We estimate the present value of the additional structural advisory fees and residuals based on certain assumptions we make about the timing and amount of payment.

        We are required to measure the additional structural advisory fees and residuals like investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivables on our balance sheet at fair value using a discounted cash flow model. We estimate the fair value both initially and each subsequent quarter and reflect the change in value in earnings for that period.

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use certain key assumptions to estimate their values. See "Application of Critical Accounting Policies and Estimates—Service Revenue."

        We recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services.

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. During fiscal 2004 and fiscal 2003, we facilitated securitizations in the second and fourth fiscal quarters. In addition, during the third quarter of fiscal 2003, NCMSLT utilized funds raised in the second quarter securitization to acquire additional student loans from our clients, which generated service revenue for us in the third quarter. The trusts did not conduct a similar acquisition during the third quarter of fiscal 2004, and therefore we incurred a net loss during that quarter. We expect to close securitization transactions in the second, third and fourth quarters of fiscal 2005. The following table sets forth our quarterly service revenue and net income (loss) for fiscal 2004 and fiscal 2003:

	2004 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$9,469	$77,523	$11,127	$101,141
Net income (loss)	(3,077)	36,639	(3,566)	45,276

	2003 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$6,352	$33,218	$15,629	$36,157
Net income (loss)	(1,596)	14,396	3,934	14,765

Application of Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

        Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the year ended June 30, 2004, which are included in this filing. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

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

        The following table shows the loan performance assumptions for the life of the trust at June 30, 2004:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCSLT 2004	Private label	8.76%	40%	7%	6.58%	12%
NCSLT 2003	Private label	9.06	40	7	6.58	12
NCMSLT	Private label	8.08	40	7	6.58	12
NCT trusts	Private label	7.11	46	7	6.58	12
NCT trusts	GATE	23.23	47	4	6.58	12

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. For example, approximately three percent of the loans securitized in NCSLT 2004 and four percent of the loans securitized in NCSLT 2003 represent a new product line offered beginning in fiscal 2003 by some of our private label clients. This new product line includes co-signed loans for which the co-signer has a lower Fair, Isaac and Company, or FICO, credit score, between 625 and 644, than our other tiered products, which require a FICO score of 645 or above. We worked, in consultation with TERI and our bank clients, to structure and price this loan product to reflect its increased default risk. Accordingly, the interest rate being charged on these loans and the segregated reserves that TERI provided to NCSLT 2004 and NCSLT 2003 to cover projected default exposure on these loans are greater than those provided for our clients' other loan products. Although the inclusion of these new loans resulted in estimated overall default rates for NCSLT 2004 and NCSLT 2003 that are 68 basis points and 98 basis points higher, respectively, than what we estimated for NCMSLT, the average FICO score for loans in each of the trusts remained above 700.

        Our private label loan programs, under which approximately 80% of the borrowers have creditworthy co-borrowers, typically have an extensive credit underwriting process. GATE programs had a borrower approval rate of approximately 95% in fiscal 2004 as a result of the credit support provided by the participating schools. Accordingly, we believe that borrowers in our private label programs will prepay at a higher rate and default at a lower rate than borrowers in our GATE programs. We also monitor trends in loan performance over time, and make adjustments we believe are necessary to value properly our receivables balance.

        We do not believe we can accurately determine the market price of residuals generated by a pool of securitized student loans. To our knowledge, there have been no market transactions in this type of asset. In determining an appropriate discount rate for valuing residuals, we reviewed the rates used by student loan securitizers and rates used in the much broader commercial mortgage-backed securities, or CMBS, market, where actual trades have occurred. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

        At June 30, 2004 we used a 6.58% discount rate for valuing structural advisory fees, as compared to a 5.33% discount rate at June 30, 2003. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows. At June 30, 2004, we used a 10 basis point spread over LIBOR to project the cost of funding the senior auction rate notes in the trusts. This compares with an average spread during the 12 months ended June 30, 2004 of 7.3 basis points.

        Other than changes in the discount rate to be applied to structural advisory fees, we have not changed any other loan performance assumptions regarding default rates, recovery rates, CPR rates or discount rates in valuing these projected cash flows during fiscal 2004.

        Our statistics on GATE loan prepayments over the last few years have shown a gradual increase in prepayments. Therefore, during fiscal 2003, we increased our estimate of the GATE loan prepayment rate from 3% to 4%. We used this 4% prepayment rate to value the 2004 and 2003 GATE loan securitizations, and during fiscal 2003 we updated GATE structural advisory fees and residuals receivables balances from prior securitizations to reflect this increased prepayment assumption.

  Sensitivity analysis

        Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because essentially all credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. Also, in the case of securitizations of GATE loans in which we have invested a portion of our up-front structural advisory fees, increases in estimates of defaults would reduce the value of our residual interests because amounts that we would otherwise receive as residual interests would be applied to the defaults. LIBOR is the reference rate for the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trust's student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the auction rate index, changes in the spread between LIBOR and the auction rate index can affect the performance of the trust.

        The following tables show the estimated change in our structural advisory fees and residuals receivables balance at June 30, 2004 based on changes in these loan performance assumptions:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
NCSLT 2004	$6,743	$6,720	$6,695	$6,669	$6,639
NCSLT 2003	5,798	5,774	5,748	5,724	5,700
NCMSLT	6,944	6,918	6,892	6,867	6,838
NCT trusts(1)	4,905	4,826	4,749	4,672	4,593

Total(2)	$24,390	$24,238	$24,084	$23,932	$23,770
Change in receivables balance:	1.27%	0.64%		(0.63)%	(1.30)%
Default recovery rate:
NCSLT 2004	$6,695	$6,695	$6,695	$6,695	$6,695
NCSLT 2003	5,748	5,748	5,748	5,748	5,748
NCMSLT	6,892	6,892	6,892	6,892	6,892
NCT trusts(1)	4,626	4,626	4,749	4,749	4,883

Total(2)	$23,961	$23,961	$24,084	$24,084	$24,218
Change in receivables balance:	(0.51)%	(0.51)%		0.00%	0.56%
Annual constant prepayment rate (CPR):
NCSLT 2004	$7,071	$6,878	$6,695	$6,522	$6,358
NCSLT 2003	6,071	5,905	5,748	5,599	5,458
NCMSLT	7,359	7,119	6,892	6,678	6,476
NCT trusts(1)	4,947	4,847	4,749	4,653	4,561

Total(2)	$25,448	$24,749	$24,084	$23,452	$22,853
Change in receivables balance:	5.66%	2.76%		(2.62)%	(5.11)%
Discount rate:
NCSLT 2004	$7,343	$7,011	$6,695	$6,399	$6,117
NCSLT 2003	6,255	5,995	5,748	5,516	5,295
NCMSLT	7,471	7,174	6,892	6,627	6,375
NCT trusts(1)	5,117	4,928	4,749	4,577	4,409

Total(2)	$26,186	$25,108	$24,084	$23,119	$22,196
Change in receivables balance:	8.73%	4.25%		(4.01)%	(7.84)%
	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
NCSLT 2004	$6,337	$6,419	$6,695	$6,978	$7,269
NCSLT 2003	5,481	5,543	5,748	5,958	6,174
NCMSLT	6,647	6,703	6,892	7,081	7,271
NCT trusts(1)	4,442	4,561	4,749	4,817	5,015

Total(2)	$22,907	$23,226	$24,084	$24,834	$25,729
Change in receivables balance:	(4.89)%	(3.56)%		3.11%	6.83%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
NCSLT 2004	$6,695	$6,695	$6,695	$6,695	$6,695
NCSLT 2003	5,747	5,748	5,748	5,748	5,749
NCMSLT	6,892	6,892	6,892	6,892	6,893
NCT trusts(1)	4,749	4,749	4,749	4,749	4,749

Total(2)	$24,083	$24,084	$24,084	$24,084	$24,086
Change in receivables balance:	0.00%	0.00%		0.00%	0.01%

(1)
NCT trusts include approximately $352 million of GATE loans and $45 million of TERI-guaranteed loans.

(2)
Totals exclude a $10.25 million up-front structural advisory fee from our December 2003 securitization collected in July 2004.

	Percentage change in assumptions			Percentage change in assumptions
Residuals			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
NCSLT 2004	$27,949	$27,717	$27,475	$27,226	$26,857
NCSLT 2003	31,684	31,436	31,098	30,156	28,412
NCMSLT	46,548	45,980	45,476	43,822	42,086
NCT trusts(1)	4,096	4,276	4,446	4,615	4,538

Total	$110,277	$109,409	$108,495	$105,819	$101,893
Change in receivables balance:	1.64%	0.84%		(2.47)%	(6.09)%
Default recovery rate:
NCSLT 2004	$27,465	$27,470	$27,475	$27,475	$27,475
NCSLT 2003	30,624	30,949	31,098	31,098	31,098
NCMSLT	45,244	45,411	45,476	45,573	45,696
NCT trusts(1)	3,775	4,103	4,446	4,792	4,842

Total	$107,108	$107,933	$108,495	$108,938	$109,111
Change in receivables balance:	(1.28)%	(0.52)%		0.41%	0.57%
Annual constant prepayment rate (CPR):
NCSLT 2004	$30,988	$29,188	$27,475	$25,842	$24,286
NCSLT 2003	34,269	32,645	31,098	29,624	28,218
NCMSLT	49,791	47,579	45,476	43,475	41,569
NCT trusts(1)	4,636	4,540	4,446	4,352	4,262

Total	$119,684	$113,952	$108,495	$103,293	$98,335
Change in receivables balance:	10.31%	5.03%		(4.79)%	(9.36)%
Discount rate:
NCSLT 2004	$34,321	$30,683	$27,475	$24,640	$22,129
NCSLT 2003	37,960	34,327	31,098	28,222	25,653
NCMSLT	54,704	49,828	45,476	41,581	38,087
NCT trusts(1)	5,974	5,151	4,446	3,808	3,321

Total	$132,959	$119,989	$108,495	$98,251	$89,190
Change in receivables balance:	22.55%	10.59%		(9.44)%	(17.79)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
NCSLT 2004	$25,794	$26,188	$27,475	$28,728	$29,959
NCSLT 2003	29,514	29,876	31,098	32,319	33,532
NCMSLT	43,735	44,144	45,476	46,764	48,005
NCT trusts(1)	4,045	4,214	4,446	4,656	4,789

Total	$103,088	$104,422	$108,495	$112,467	$116,285
Change in receivables balance:	(4.98)%	(3.75)%		3.66%	7.18%
	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
NCSLT 2004	$27,878	$27,676	$27,475	$27,274	$27,072
NCSLT 2003	32,122	31,610	31,098	30,586	30,075
NCMSLT	48,035	46,754	45,476	44,198	42,922
NCT trusts(1)	4,446	4,446	4,446	4,446	4,446

Total	$112,481	$110,486	$108,495	$106,504	$104,515
Change in receivables balance:	3.67%	1.84%		(1.84)%	(3.67)%

(1)
NCT trusts include approximately $352 million of GATE loans and $45 million of TERI-guaranteed loans.

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

  Valuation of Goodwill and Intangible Assets

        We have recorded goodwill, representing the fair value of the workforce-in-place as well as certain direct acquisition costs, as the excess of the purchase price we paid for TERI's loan processing operations over the estimated fair value of the net assets of the business we acquired. In addition, we recorded as an intangible asset the fair value of the proprietary loan database that we acquired. The database currently contains eight years of monthly loan payment history for each loan originated, including among other things, how much interest and principal each borrower paid each month, whether the borrower paid on time, was delinquent or defaulted on their obligation to pay, if they requested a deferment of payments for a period of time, when the borrower made their final payment and their credit information which resulted in our client's decision to make the loan. The database also includes this information for defaulted loans, as well as credit characteristics on certain TERI-guaranteed loans, for nine additional years. We use the information in the database to construct portfolio default and delinquency trends, and to assist our clients in loan pricing. Under the terms of the acquisition of TERI's loan processing operations, we pay TERI a monthly fee, which is recorded as an intangible asset, in consideration for the right to receive updates to the loan database we acquired. This agreement we have with TERI has a term ending in June 2006 and can be renewed by either party for an additional five-year period.

        We do not amortize goodwill. We evaluate goodwill for impairment on at least an annual basis. We consider the following factors in assessing goodwill for impairment: increases in private label loan volume facilitated and securitized, the number of private label clients, and revenue and profitability related to private label loans. Impairment, if any, would be determined based upon a discounted cash flow analysis, using a discount rate commensurate with the risks involved.

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

        Any changes in the estimates that we use to determine the carrying value of our goodwill and intangible assets or which adversely affect their value or estimated life could adversely affect our results of operations and financial condition. At June 30, 2004, goodwill totaled $3.2 million and net intangible assets also totaled $3.2 million.

  Consolidation

        Our consolidated financial statements include the accounts of First Marblehead and its subsidiaries, after eliminating intercompany accounts and transactions. We have not consolidated the securitization trusts. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related interpretations. We considered, among other things, the following factors in assessing consolidation of the securitization trusts:

  •
  we do not have unilateral decision-making abilities related to significant matters affecting the securitization trusts, such as asset acquisition, prepayment of debt, placement of debt obligations and modification of trust documents;

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

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we have applied FASB Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provides a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At June 30, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special purpose entity, or QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, we have not consolidated the existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

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

        The FASB has issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets, an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of the exposure draft to assess its impact on our financial statements.

Results of Operations

Years ended June 30, 2004, June 30, 2003 and June 30, 2002

  Revenue Related to Securitization Transactions

        The following table sets forth for each of the past three fiscal years (by dollar amount and as a percentage of the total volume of loans securitized):

  •
  the total volume of loans securitized by loan type and the securitization-related service revenue components, other than administrative and other fees; and

  •
  updates to reflect any fair market value adjustment to additional structural advisory fees and residuals for prior trusts:

Fiscal year	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2004
Private label loans	$1,152,610	$78,446	6.8%	$12,620	1.1%	$91,066	$57,205	5.0%
GATE loans	97,810	5,450	5.6	1,030	1.1	6,480	730	0.7
Trust updates(2)	—	—		(351)		(351)	6,960

Total	$1,250,420	$83,896		$13,299		$97,195	$64,895

2003
Private label loans	$487,586	$29,919	6.1%	$4,588	0.9%	$34,507	$26,756	5.5%
GATE loans	72,688	3,393	4.7	864	1.2	4,257	742	1.0
Trust updates(2)	—	—		573		573	2,529

Total	$560,274	$33,312		$6,025		$39,337	$30,027

2002
Private label loans	$240,955	$8,679	3.6%	$2,432	1.0%	$11,111	$11,045	4.6%
GATE loans	57,467	2,868	5.0	711	1.2	3,579	607	1.1
Trust updates(2)	—	—		70		70	180

Total	$298,422	$11,547		$3,213		$14,760	$11,832

(1)
Represents total principal and accrued interest.

(2)
Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the present value estimates of additional structural advisory fees and residuals, as well as changes in the assumptions underlying our estimates of the fair value of these service revenue components.

  Structural advisory fees

        Structural advisory fees increased to $97.2 million in fiscal 2004 from $39.3 million in fiscal 2003 and $14.8 million in fiscal 2002. The increase in structural advisory fees was primarily a result of an increase in securitization volume, particularly in private label loans. In addition, structural advisory fees increased as a result of an increase in our structural advisory fee rates as a percentage of the loan volume securitized, as discussed in more detail below.

  Up-front structural advisory fees.

        The up-front component of structural advisory fees increased to $83.9 million in fiscal 2004 from $33.3 million in fiscal 2003 and $11.5 million in fiscal 2002. The increase in up-front structural advisory fees was primarily a result of an increase in securitization volume. An increase in the up-front structural advisory fee rates as a percentage of the loan volume securitized also resulted in an increase in our revenue. We believe that this increase in rate is due in part to more efficient securitization transactions as the balance of student loans securitized increased and new securitizations structures were introduced. We do not currently expect further significant improvement in the fee rates we are able to earn on future securitization transactions.

        The following table reflects the increases in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee rates and loan mix:

	Up-front structural advisory fees
Fiscal year	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee rate and loan mix	Total increase
	(in thousands)
2004	$1,250,737	$41,033	$9,552	$50,585
2003	560,274	10,132	11,633	21,765

  Additional structural advisory fees.

        The additional component of structural advisory fees increased to $13.3 million in fiscal 2004 from $6.0 million in fiscal 2003 and $3.2 million in fiscal 2002. The increase in additional structural advisory fees was primarily a result of an increase in securitization volume, and was affected, to a lesser extent, by changes in the discount rate used to estimate the present value of our additional structural advisory fees. We used a discount rate of 6.58%, 5.33% and 6.86% at June 30, 2004, 2003 and 2002, respectively.

        The following table summarizes the changes in the fair value of the structural advisory fees receivable for the years ended June 30, 2004 and 2003 (excluding the $10.25 million up-front structural advisory fee receivable from the December 2003 securitization that we collected in July 2004):

	2004	2003
	(in thousands)
Fair value at beginning of year	$10,786	$4,760
Revenue recognized during year
Additions from structuring new securitizations	13,649	5,453
Fair market value adjustments	(351)	573

Total additional structural advisory fees recognized	13,298	6,026

Fair value at end of year	$24,084	$10,786

        During fiscal 2004, the fair market value adjustments of our additional structural advisory fees resulted in a decrease of approximately $0.4 million, as the accretion of the discounting inherent in these present value estimates was more than offset by the impact of the movement in the implied forward one-month LIBOR curve and the effect of the increase in the discount rate during the period. During fiscal 2003, the fair market value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.6 million, as both the accretion of the discounting inherent in these present value estimates and a decrease in the discount rate contributed to an increase in the value of these receivables.

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

        We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The discount rate used equaled 6.58% at June 30, 2004, 5.33% at June 30, 2003, and 6.86% at June 30, 2002. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair market value.

        On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward one-month LIBOR curve to estimate trust cash flows. During fiscal 2004, the rates along the implied forward one-month LIBOR curve steepened. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the structural advisory fees and residuals receivables during the period. The impact of changing LIBOR rates during fiscal 2003 did not have a material impact on the fair market value of additional structural advisory fees receivable during that period. For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

        We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates for the NCMSLT or NCT trusts during either fiscal 2004 or 2003. For the private label loans securitized in NCSLT 2003 in December 2003, we used a default rate assumption of 9.06%, a prepayment rate assumption of 7.0%, and a recovery rate assumption of 40.0%. For the private label loans securitized in NCSLT 2004 in June 2004, we used a default rate assumption of 8.76%, a prepayment rate assumption of 7.0%, and a recovery rate assumption of 40.0%. For the GATE loans securitized in June 2004, we used a default rate assumption of 23.25%, a prepayment rate assumption of 4.0%, and a recovery rate assumption of 47.0%. We made no changes to our assumptions regarding these rates for the December and June securitizations following their close.

  Residuals

        Residuals increased to $64.9 million in fiscal 2004 from $30.0 million in fiscal 2003 and $11.8 million in fiscal 2002. The increase in residuals was primarily a result of an increase in securitization volume, as well as an increase in the relative proportion of private label loans securitized, for which we earn a higher residual interest as compared to GATE loans. In addition, we benefited from a reduction in the fourth quarter of fiscal 2003 in the rate charged by a third party relating to private label loan servicing. This reduction in trust expenses increased the value of our residuals generated from securitizations of private label loans that we facilitated in fiscal 2003 as well as prior years. We used a discount rate of 12% throughout fiscal 2004, 2003 and 2002.

        The following table reflects the increases in residuals attributable to the increase in securitization volume, change in the proportion of private label loans versus GATE loans, adjustment in servicing fee and the change attributable to updates to prior trusts:

		Residuals
Fiscal year	Total volume of loans securitized	Change attributable to increased securitization volume and change in loan mix	Change attributable to adjustment in servicing fee	Change attributable to trust updates(1)	Total increase
	(in thousands)
2004	$1,250,737	$30,437	$—	$4,431	$34,868
2003	560,274	14,319	1,527	2,349	18,195

(1)
The change attributable to trust updates in fiscal 2004 and 2003 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these present value estimates of residuals, rather than changes in our assumptions.

        The following table summarizes the changes in the fair value of the residuals receivable for the years ended June 30, 2004 and 2003:

	2004	2003
	(in thousands)
Fair value at beginning of year	$43,600	$13,573
Revenue recognized during year
Additions from structuring new securitizations	57,935	27,499
Fair market value adjustments	6,960	2,528

Total residuals fees recognized	64,895	30,027

Fair value at end of year	$108,495	$43,600

        During fiscal 2004 and 2003, the fair market value adjustments of our residuals receivable resulted in an increase of approximately $7.0 million and $2.5 million, respectively, due to the passage of time and the impact of movement in the implied forward one-month LIBOR curve. The amount of this fair market value adjustment also increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

        As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the present value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. We used a 12% discount factor during fiscal 2004 and 2003. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward one-month LIBOR curve to estimate trust cash flows. During fiscal 2004, the rates along the implied forward one-month LIBOR curve steepened. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having an effect of increasing the fair market value of the residuals receivables during the period. The impact of changing LIBOR rates during fiscal 2003 did not have a material impact on the fair market value of residuals receivable during that period. For a discussion of the assumptions we make in estimating our residuals, see "—Application of Critical Accounting Policies and Estimates—Service Revenue."

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

  Administrative and other fees

        Administrative and other fees increased to $2.1 million in fiscal 2004 from $1.4 million for fiscal 2003 and $0.5 million for fiscal 2002. The increases were due to increasing student loan balances in the securitization trusts. Also, we increased the administrative fees charged to the 2003 NCT trust used to securitize GATE loans in fiscal 2003 by 10 basis points. We expect that our administrative and other fees will continue to increase as the student loan balances in the securitization trusts continue to increase.

  Processing Fees from TERI

        Processing fees from TERI increased to $35.1 million in fiscal 2004 from $20.6 million in fiscal 2003 and $14.2 million in fiscal 2002. These increases reflect the additional reimbursed expenses required to process the volume of private label loans that we facilitated during these periods, which increased to $1.7 billion in fiscal 2004 from $965 million in fiscal 2003 and $623 million in fiscal 2002. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes.

  Operating Expenses

        Total operating expenses increased to $70.5 million in fiscal 2004 from $35.9 million in fiscal 2003 and $22.1 million in fiscal 2002. Compensation and benefits increased to $34.8 million in fiscal 2004 from $19.8 million in fiscal 2003 and $11.5 million in fiscal 2002. General and administrative expenses increased to $35.7 million in fiscal 2004 from $16.1 million in fiscal 2003 and $10.7 million in fiscal 2002.

        Compensation and benefits and general and administrative expenses increased in each of fiscal 2004 and 2003 primarily as a result of an increase in personnel. We hired additional personnel to meet the operating requirements from our growing loan processing and securitization activities. As our financial performance improved, we also awarded higher performance-based cash compensation to our employees.

        General and administrative expenses also increased in fiscal 2004 as compared to fiscal 2003 and fiscal 2002 as a result of an increase in professional fees related to being a company with publicly traded securities, as well as an increase in consulting fees, other professional fees, occupancy expenses and credit bureau fees, all as further discussed below. During fiscal 2004, we conducted a follow-on public offering of our common stock, although we did not receive any of the proceeds from this transaction. Expenses incurred in fiscal 2004 related to the follow-on offering were approximately $1.0 million. Consulting fees increased to $6.1 million in fiscal 2004 from $2.0 million in fiscal 2003, primarily as a result of the hiring of experts to assist us in our redesign efforts for our loan origination systems. Professional fees increased to $3.7 million in fiscal 2004 from $1.8 million in fiscal 2003 and $2.3 million in fiscal 2002. These expenses increased primarily as a result of increased legal, audit and investor relations expenses as the result of being a public company, as well as expanded business development efforts and a related increase in legal fees associated with attaining new clients. Occupancy expenses increased to $3.5 million in fiscal 2004 from $2.4 million in fiscal 2003 as we moved and expanded our corporate headquarters during fiscal 2004 and expanded our loan processing operations. We expect that occupancy expenses will continue to increase as we lease additional space to expand our operations. Credit bureau fees increased to $1.9 million in fiscal 2004 from $1.0 million in fiscal 2003 and $0.4 million in fiscal 2002 as a result of increased loan applications processed.

        We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

        The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
Fiscal year	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
2004	$18,314	$16,709	$35,023	$16,525	$18,986	$35,511	$70,534
2003	11,205	9,363	20,568	8,611	6,710	15,321	35,889
2002	7,489	6,703	14,192	4,001	3,947	7,948	22,140

        A portion of interest expense was reimbursed by TERI during the periods presented above. During the years ended June 30, 2004, 2003 and 2002, TERI reimbursed interest expense of approximately $34,300, $9,400 and $0, respectively.

  Other (Income) Expense

  Interest(income) expense, net

        Net interest income was $0.1 million in fiscal 2004 as compared to net interest expense of $1.5 million in fiscal 2003 and $1.7 million in fiscal 2002. Interest expense decreased to $0.7 million in fiscal 2004 from $1.6 million in fiscal 2003 and $1.8 million in fiscal 2002. Interest income was $0.8 million in fiscal 2004, $0.1 million in fiscal 2003, and $0.1 million in fiscal 2002. Interest expense is primarily attributable to $7.9 million of notes issued in June 2001 to TERI as part of the purchase price for TERI's loan processing operations, and $5.5 million borrowed concurrently from stockholders and certain affiliates to fund such acquisition and for working capital purposes, as described below in "—Financial Condition, Liquidity and Capital Resources." On May 30, 2003, we repaid $5.5 million that we borrowed from our stockholders and certain of their affiliates. Interest income is derived from our investment of excess cash, including the net proceeds of our initial public offering, which we received on November 5, 2003.

  Income Tax Expense

        Income tax expense increased to $53.5 million in fiscal 2004 from $22.5 million in fiscal 2003 and $5.3 million in fiscal 2002. The increase in income tax expense in each year was primarily the result of an increase in income during the period. In addition, in fiscal 2003, our effective tax rate increased from 30% to 42%, primarily as a result of a reduction of $1.9 million in the deferred tax asset valuation allowance during fiscal 2002. We utilized all net operating loss carry forwards available to us in fiscal 2002.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses and potential acquisitions.

        On November 5, 2003, we completed an initial public offering of our common stock at a price to the public of $16.00 per share, in which we sold 7,906,250 shares and selling shareholders sold 6,468,750 shares. Net proceeds of the initial public offering to us were approximately $115.1 million. We did not receive any of the proceeds of the sale of the shares sold by the selling stockholders. In June 2004, selling stockholders sold an aggregate of 7,406,312 shares of our common stock in a follow-on offering at a price of $36.50 per share. We did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock

Short-term Funding Requirements

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

  •
  the timing, size and composition of the loan pools of the securitization transactions that we structure; and

  •
  the costs and timing of acquisitions of complementary businesses.

        If we are not able to obtain adequate funding when needed, we may have to delay further expansion of our business.

Cash and Cash Equivalents

        At June 30, 2004, we had $168.7 million in cash and cash equivalents and at June 30, 2003 we had $18.3 million in cash and cash equivalents. Cash and cash equivalents includes balances in money market funds and, for fiscal 2003, securities purchased under resale agreements with original maturities of three months or less. We also included in cash and cash equivalents $0.7 million of restricted cash that provides partial collateral for a $7.25 million note payable that we issued in December 2003 described below under "Notes Payable."

Structural Advisory Fees and Residuals Receivables

        Our structural advisory fees and residuals receivables increased to $142.8 million at June 30, 2004 from $54.4 million at June 30, 2003, primarily as a result of the additional structural advisory fees and residuals receivable generated from the December 2003 and June 2004 securitizations. In the December 2003 securitization, we collected $24.5 million of the up-front structural advisory fee in December 2003, at the time the securitization transaction closed, and we expected to receive a second payment of approximately $8.5 million in July 2004. Because the performance of the NCSLT 2003 trust through June 30, 2004 was better than our initial assumptions made in December 2003, the amount that we received for this second payment in July 2004 increased to $10.25 million. We recorded this $10.25 million second payment as a structural advisory fee receivable at June 30, 2004.

        In December 2003, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of the December 2003 securitization. In accordance with our agreement with the underwriter, we paid this note with the first $7.25 million of the second up-front structural advisory fee that we received in July 2004 in connection with the December 2003 securitization. For a discussion of this borrowing, see "—Notes Payable." We collected the entire $33.0 million of up-front structural advisory fees earned during fiscal 2003 at the time the securitization transactions closed.

Property and Equipment, net

        During fiscal 2004, our property and equipment, net increased by $6.4 million, as we spent $2.6 million on our new corporate headquarters and $6.2 million on the expansion of our processing facilities, offset by $2.8 million of depreciation expense recorded during the period.

Prepaid and other current assets

        We had prepaid and other current assets of $23.0 million at June 30, 2004 up from $0.5 million at June 30, 2003. The increase is primarily due to a tax benefit of $29.9 million from employee stock option exercises, primarily in connection with stock option exercises at the time of our follow-on offering in June 2004. This benefit, after offsetting accrued income taxes at June 30, 2004, resulted in prepaid income taxes of approximately $20.3 million at June 30, 2004.

Other Assets

        In connection with our facilitation of the securitization of GATE loans in June 2004, six schools participating in our GATE program faced limits on the amount of surety coverage that the GATE program's current surety provider was willing to provide to the NCT trust on their behalf. We provided the NCT trust with an additional cash surety deposit of approximately $1.8 million on behalf of these six schools. The surety coverage and our cash deposit provides the NCT trust bondholders with assurance that the pledge commitment that these school clients make to reimburse the NCT trusts for defaults by their student borrowers will be fulfilled.

        Our cash deposit with the NCT trust on behalf of these schools will earn interest at the prevailing short-term interest rates. We will also earn a surety fee equal to 150 basis points of the initial notional amount of the pledge commitment which our cash deposit supports. As schools reimburse the NCT trusts for student defaults, the amount of their pledge commitment is reduced. We are entitled to withdraw amounts in the surety reserve account, including earned interest and surety fees, to the extent the balance in the surety reserve account exceeds the pledge commitment. Once the NCT trust bondholders have been paid in full, we will receive the entire amount remaining in surety reserve account.

Accounts Payable and Accrued Expenses

        We had accounts payable and accrued expenses of $26.3 million at June 30, 2004 and $13.3 million at June 30, 2003. At June 30, 2004, we had approximately $8.2 million of withholding taxes we had collected from employees related to their exercise of non-qualified stock options in our follow-on equity offering, which taxes we paid in July 2004. Our accrued bonuses were approximately $3.3 million higher at June 30, 2004 as compared to June 30, 2003, as we anticipated providing additional performance-based compensation in fiscal 2004. Our accounts payable were $1.6 million higher at June 30, 2004, primarily as a result of increased expenses associated with our growth.

Net Deferred Tax Liability

        We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize residuals in book income earlier than they are recognized for tax purposes. Our deferred tax liability increased primarily as a result of residual revenue recognized during fiscal 2004, offset in part by a decrease due to the tax effect of the non-cash compensation charges we recognized related to an agreement with an executive officer.

Notes Payable

        We had notes payable of $13.3 million at June 30, 2004 and $6.7 million in June 30, 2003. During the second quarter of fiscal 2004, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of our December 2003 securitization. We agreed to repay this note with the first $7.25 million of the second up-front structural advisory fee that we received in July 2004 in connection with the December 2003 securitization. This note was further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization, as well as $700,000 of restricted cash. This note was paid in full in July 2004 when we received our second up-front structural advisory fee payment related to the December 2003 securitization. The remaining balance in notes payable relates to two acquisition notes we issued to acquire TERI's loan processing operations in 2001. At June 30, 2004 and June 30, 2003, these acquisition notes had an aggregate outstanding principal balance of $6.0 million and $6.7 million, respectively.

Contractual Obligations

        In addition to our notes payable and the agreement with TERI to purchase updates to the student loan database, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating and capital leases. The table below summarizes the dollar amounts of our contractual obligations as of June 30, 2004 for the periods specified:

	Contractual obligations
Fiscal year	Long-term debt	Database purchases	Operating lease obligations	Capital lease obligations	Total
	(in thousands)
2005	$7,962	$748	$4,168	$643	$13,521
2006	755	748	4,353	624	6,480
2007	802	62	4,348	510	5,722
2008	852	—	3,789	242	4,883
2009	904	—	3,828	178	4,910
Thereafter	1,979	—	19,894	—	21,873

Total	$13,254	$1,558	$40,380	$2,197	$57,389

        Under the terms of the database purchase and supplementation agreement dated June 2001 between TERI and us, we pay a monthly fee of approximately $62,000 for the right to receive updates and queries to the loan database that we acquired from TERI. These enhancements increase the value and extend the useful life of the loan database, which we use to help us establish the pricing provisions on new loan programs, determine the terms of securitization transactions and establish the present value of the structural advisory fees and residuals that we recognize as revenue. The database purchase agreement has a term through June 2006 and grants each party a unilateral right to renew the agreement for an additional five-year term for monthly payments of approximately $21,000.

        In August 2004, we entered into a non-cancelable operating lease for approximately 136,000 square feet of office space in Medford, MA. This lease expires in November 2011. This space will be used primarily for loan processing activities. We expect to enter into a non-cancelable operating lease for approximately 26,000 additional square feet of office space in Boston, MA. We expect that this lease would expire in March 2014. This space would be used to expand our corporate offices. We expect future minimum lease payments required under these two leases for each of the five years subsequent to June 30, 2004 would be approximately as follows:

2005	—
2006	$3,175,389
2007	3,647,437
2008	3,835,119
2009	3,948,866
Thereafter	12,575,001

$27,181,812

Cash Flows

        Our net cash provided by operating activities increased to $33.4 million for fiscal 2004, compared to $17.6 million for fiscal 2003. Cash provided by operations resulted primarily from our net income, a tax benefit from employee stock options and increases in our net deferred tax liability and our accounts payable and accrued expenses, offset by increases in our structural advisory fees and residuals receivables and prepaid and other assets.

        We used $9.9 million of net cash in investing activities during fiscal 2004. The principal use of net cash was capital expenditures related to the expansion of our loan processing facilities and relocation of our corporate headquarters and, to a lesser extent, payments for loan database updates from TERI.

        We had net cash inflows from financing activities of $126.9 million during fiscal 2004. The net proceeds from our initial public offering in November 2003 totaled $115.1 million. We also issued a $7.25 million note and received $7.0 million in cash from the lead underwriter of our December 2003 securitization related to a substantial portion of the second up-front structural advisory fee payment from the securitization. We received the second payment in July 2004 at which time we repaid the loan. We received approximately $3.8 million upon exercise of options to purchase our common stock during fiscal 2004, which also was a source of cash flow from financing operations. We received approximately $1.4 million upon exercise of options and warrants to purchase our common stock during fiscal 2003, which were also sources of cash flow from financing activities. We also entered into capital lease obligations of approximately $1.8 million during fiscal 2004 related to the expansion of our loan processing facilities. The use of cash for financing activities during both periods reflected primarily payments under the notes that we issued to TERI and related parties in connection with the loan processing operations acquisition.

        We expect that our capital expenditure requirements for fiscal 2005 will be approximately $26 million. We expect to use these funds primarily for the expansion of our loan processing operations, purchase of computer and office equipment, and leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $846,000.

Borrowings

        In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI's loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At June 30, 2004, outstanding principal on these notes totaled $6.0 million as compared to $6.7 million at June 30, 2003.

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

        In August 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. Fleet National Bank was recently acquired by Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank's prime rate, or LIBOR plus 2%. The revolving credit line contains financial covenants, including:

  •
  minimum trailing 12-month up-front structural advisory fees of not less than $25 to $30 million;

  •
  minimum tangible net worth of not less than $40 million through June 30, 2004 and the sum of 100% of consolidated tangible net worth plus 85% of consolidated net income, thereafter;

  •
  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

  •
  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are in compliance with these covenants as of the date of this report. This agreement restricts our ability to pay cash dividends in the event we are in default. As of June 30, 2004, we had no balance outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000. The bank has issued on our behalf three irrevocable letters of credit in the aggregate amount of $943,000 in lieu of security deposits for the lease and sublease of office space. The third party beneficiaries have not drawn upon this revolving credit facility. These letters of credit reduce the amount we may borrow under this revolving credit facility.

        In December 2003, we issued a $7.25 million note to the lead underwriter of our December 2003 securitization to monetize a substantial portion of the second up-front structural advisory fee payment which we received in July 2004. The first $7.25 million of that payment was used to repay the note. The note was further collateralized by $700,000 of restricted cash and a security interest in the first $6.3 million of residual payments with respect to the December 2003 securitization. This note was paid in full in July 2004 when we received our second up-front structural advisory fee payment related to the December 2003 securitization.

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with the lifecycle of a private student loan, from program design and marketing through loan administration and, ultimately, to the sale and securitization of the loans. We also structure and facilitate the securitization of loans for our clients through a series of bankruptcy remote, qualified special purpose trusts.

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

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At June 30, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, we did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

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

        The FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue before the end of calendar year 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of this Exposure Draft to assess its impact on our financial statements.

        In December 2003, the FASB issued a revised SFAS Statement No. 132. This statement reforms the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement has not had a material impact on our consolidated financial statements.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Factors That May Affect Future Results

        This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

Risk Factors

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural advisory and other services for 22 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 78% of our total service revenue for fiscal 2004, 73% of our total service revenue for fiscal 2003, and 64% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

        Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2004, we recognized 5%, 39%, 6% and 51% of our total service revenue in the respective fiscal quarters of 2004. In fiscal 2003, we recognized 7%, 36%, 17% and 40% of our total service revenue in the respective fiscal quarters of 2003. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. We facilitated no securitizations in the first or third quarters of fiscal 2004, one securitization in the second quarter of fiscal 2004, and two securitizations in the fourth quarter of fiscal 2004. In fiscal 2003, we facilitated securitizations in the second and fourth quarters. During the third quarter of fiscal 2003, one of the securitization trusts used funds raised in the second quarter securitization to acquire student loans from our clients, which generated service revenue for us in the third quarter. We did not have comparable securitization related activity in the third quarter of fiscal 2004, and we incurred a net loss in that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Fluctuations." The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2004, we processed 34% of our total loan facilitation volume in the first quarter ended September 30, 2004, and 20%, 27% and 19% of our total loan facilitation volume in the respective successive quarters.

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

  •
  prolonged volatility in the capital markets generally or in the student loan sector specifically which could restrict or delay our access to the capital markets;

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

        A portion of the securities issued since 1998 in securitization transactions that we structured were sold to asset backed commercial paper conduits. If these or similar asset backed conduits cease to purchase securities in the securitizations that we structure, we may experience a delay in the timing of our securitizations as we seek to find alternate channels of distribution.

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

In connection with our recognition of revenue from securitization transactions, if the estimates and judgments we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses, the amount of fees we accrue and related disclosure of contingent assets and liabilities.

        We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loans. We also have the right to receive a portion of the residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, we recognize as revenue the present value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because they are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and each subsequent quarter and reflect the change in value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends and the expected credit losses from the underlying securitized loan portfolio, net of recoveries. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Service Revenue-Sensitivity Analysis."

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

        We provide structural advisory and other services for loan securitizations undertaken through Delaware statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation." Some of the relevant accounting rules are in the process of being amended. If as a result of these amendments or changes in accounting rules we were required to consolidate the financial results of one or more trusts with our own financial results, our financial results could be adversely affected, particularly in the early years of a trust when the trust typically experiences losses.

In structuring and facilitating securitizations of our clients' loans and as holders of rights to receive residual cash flows in those trusts, we may incur liabilities to investors in the asset backed securities those trusts issue.

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance student loans that our clients originate. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing asset backed securities that those trusts issue, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts to disclose correctly all material information regarding an investment in the asset-backed securities or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. In addition, under various agreements entered into with underwriters or financial guarantee insurers of those asset-backed securities, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

        We do not maintain reserves or insurance against this potential liability. If we are liable for losses investors incur in any of the securitizations that we facilitate or structure, our profitability or financial position could be materially adversely affected.

If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

        We structure and support private student loan programs for commercial banks, including Bank One N.A. and Bank of America N.A. We also structure and support private student loan programs for marketing partners that refer their borrowers to a particular lending source, such as Charter One Bank, N.A. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of Bank One private label loans represented approximately 43% of our total service revenue for fiscal 2004, approximately 59% of our total service revenue for fiscal 2003 and 50% of our total service revenue for fiscal 2002. Bank of America is the exclusive lender for our GATE program clients. Our GATE programs contributed 4% of our total service revenue in fiscal 2004. Structural advisory fees and residuals from securitization of Charter One-funded private label loans represented approximately 17% of our total service revenue in fiscal 2004 and 2% of our total service revenue in fiscal 2003.

        Our current agreement with Bank One is scheduled to terminate in 2007, and our private label agreements with Bank of America and Charter One may terminate as early as June 2005 and May 2005, respectively. However, each client has the right to terminate our agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients' guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guaranty fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

        A significant decline in services to Bank One, Bank of America or Charter One, or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results could suffer as a result. In addition, there has been significant consolidation within the banking industry. For example, Charter One Bank, N.A. recently announced that it has reached an agreement to be acquired by Citizens Financial Group, Inc. Further consolidation could result in a loss of business if one or more of our clients were acquired by a lender that is not our client.

If our relationship with TERI terminates, our business could be adversely affected.

        In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients' private label loans. We have entered into an agreement to provide various services to TERI and received fees from TERI for services performed of $35.1 million, or 18% of total service revenue, for fiscal 2004, $20.6 million, or 23% of our total service revenue, for fiscal 2003 and $14.2 million, or 34% of our total service revenue, for fiscal 2002. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI has an initial term through June 2006 with a renewal option exercisable by either party for an additional five-year term. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

        In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private student loans. As of June 30, 2004, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset backed securitizations that we structure could increase. In such case, our business would be adversely affected.

        TERI is a not-for-profit organization and, as a result, borrowers have been deemed unable to discharge in bankruptcy proceedings loans that TERI guarantees. If TERI loses its not-for-profit status, and TERI-guaranteed student loans become dischargeable in bankruptcy, recovery rates on these loans could decline. In such event, our business could be adversely affected for the following reasons:

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

        As of September 1, 2004, Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients' loans. In addition, if our relationship with PHEAA terminates, we would need to develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

Surety limits that some of our GATE school clients face may lead us to make deposits in the securitization trusts established by The National Collegiate Trust on behalf of such schools.

        We have utilized several special purpose entities for the securitizations we have structured. One of these special purpose entities, The National Collegiate Trust, has established separate securitization trusts, which we refer to as the NCT trusts, that have purchased primarily GATE loans. Some of the school clients participating in our GATE program face limits on the amount of surety coverage which our current insurance vendor is willing to provide on their behalf. This surety coverage provides NCT trust bondholders with assurance that the pledge commitment these school clients make to reimburse the NCT trusts for defaults by their student borrowers will be fulfilled. We can provide no assurance that in NCT trusts established in the future, our current insurance vendor will provide adequate surety coverage for all schools participating in the GATE program.

        As these surety coverage limits are reached, we consider various options for providing NCT trust bondholders in NCT trusts with additional credit enhancement so that school clients may continue to participate in the GATE program. For example, in our June 2004 securitization, we made a cash deposit with the NCT trust on behalf of six schools, in an amount adequate to cover the additional surety amount required beyond what the GATE program's current surety provider was willing to provide on the schools' behalf. Our aggregate cash surety deposit on behalf of these schools was $1.8 million. We could lose some or all of this deposit and future deposits we may make on behalf of schools should such schools breach their commitments to reimburse the NCT trusts for defaults by their student borrowers.

The outsourcing services market for education lending is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We assist national and regional financial institutions and educational institutions, as well as businesses and other enterprises, in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients' loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose to provide directly the services that we currently provide, and from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's recently announced program to originate private student loans directly becomes successful or if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge the gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive, and these limitations are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The limitations on federal student loans have not been adjusted since 1992, and Congress is currently considering proposals that could increase the limitations in the future. If Congress materially increases either the annual or aggregate loan limitations, or otherwise increases the funding available under federal student loan programs, demand for private student loans could weaken, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

  •
  529 plans, which are state sponsored investment plans that allow a family to save funds for education expenses; and

  •
  education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings.

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

        Student loans typically carry floating interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could lessen demand for our services and cause an increase in prepayment and default rates for outstanding student loans. If this occurs, we may experience a decline in the value of our additional structural advisory fees and residuals receivables in connection with the securitizations that we facilitate. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of business, that reliance will increase. Any failure or interruption, or breach in security, of our information systems or the third party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in states such as California that require such notification, with possible civil liability resulting from such failure, interruption or breach. We cannot assure you that such failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on which we rely will adequately address them. We have implemented precautionary measures to avoid systems outages and to minimize the effects of any data or telephone systems interruptions, but we have not instituted fully redundant systems. The occurrence of any failure, interruption or breach could significantly harm our business.

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

        We may be required to expend significant funds to develop or acquire new technologies. If we cannot offer new technologies as quickly as our competitors, we could lose clients and market share. We also could lose market share if our competitors develop more cost effective technologies than those we offer or develop.

We have expanded our operations rapidly in recent years, and if we fail to manage effectively our growth, our financial results could be adversely affected.

        The number of our employees increased to 474 regular employees and 236 seasonal employees as of June 30, 2004 from 261 regular employees and 35 seasonal employee as of June 30, 2003. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to June 30, 2004, our assets have grown to $360.1 million. Our revenue increased to $199.3 million in fiscal 2004 from $91.4 million for fiscal 2003 and $41.3 million for fiscal 2002. Our growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

        Although we are subject to certain state and federal consumer protection laws, which are subject to change, we believe our operations currently do not require us to be licensed with any regulatory body and only require us to be registered with one regulatory body. The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensure because, as a provider of loan origination outsourcing services, we do not conduct lending business with consumers in our own name and our processing centers are not generally open to the public.

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

        We could also become subject to licensing laws due to changes in existing federal and state regulations. The Massachusetts legislature could, for example, modify the statutory requirements under the Small Loan Act. If the Massachusetts legislature, or any other state or federal regulatory authority, changes existing laws and rules, or enacts new laws or rules, we could be forced to make changes in our relationships with lenders, educational institutions, guarantors, servicers or the trusts involved in the securitizations that we facilitate. Specifically, changes in existing laws and rules could also require us to implement additional or different programs and information technology systems and could impose licensing, capital and reserve requirements and additional costs, including administrative, compliance and third party service costs.

        We could also become subject to regulatory requirements in Massachusetts and other states if we engage in certain regulated activities in the future, such as loan guarantees, or if our operations became sufficiently localized in other states to trigger licensing or registration requirements. We have consulted with national counsel regarding state laws outside of Massachusetts governing the licensing and registration of loan brokers and loan arrangers. As a result of that legal review, we have consulted with local counsel in relevant states. Based on the advice of local counsel and, in some states, additional informal advice from state regulators, we have concluded that no such licenses or registrations are required, except in Pennsylvania, where local counsel has advised us that we need to register as a "loan broker" with the Pennsylvania Department of Banking. We are in the process of completing and filing that registration. While we have not received formal licensing or registration rulings from states other than Massachusetts, we do not believe that any other state would have jurisdiction over our operations because:

  •
  all of our contacts with consumers are conducted in the name of federal and state chartered financial institutions, which generally are exempt from additional licensure of the business of lending, or in the name of TERI, which has satisfied Massachusetts licensure requirements; and

  •
  our contacts with borrowers outside of Massachusetts occur exclusively in interstate commerce, through the mail, by phone and through the Internet.

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

        The Fair and Accurate Credit Transactions Act of 2003 imposes significant new federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to "red flags" of potential identity theft and processing identity theft notices and other requirements that will require both changes to automated loan processing and the creation of manual exception systems. These new requirements will strain systems and personnel that are already undergoing rapid change due to loan volume growth. Failure to comply with these requirements will violate our obligations to the lenders we serve and could subject them to regulatory action and result in termination of our processing contracts.

The price of our common stock may be volatile.

        Prior to our initial public offering, which we closed on November 5, 2003, there was no public trading market for our common stock. The trading market for our common stock is therefore immature, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

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

        We have only been a public company since October 2003. For the eight month period ended June 30, 2004, the average daily trading volume of our common stock on the New York Stock Exchange was less than 250,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock.

        As of June 30, 2004, we had 63,975,000 shares of common stock outstanding. Of our outstanding shares, 47,531,110 shares had been subject to lock-up agreements with the underwriters of our initial public offering that expired on April 27, 2004. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares became eligible for sale in the public market on April 27, 2004.

        In connection with the follow-on public offering that we closed on June 28, 2004, all selling stockholders entered into new lock-up agreements with the underwriters of the offering. As a result of these lock-up agreements, 24,670,484 shares are subject to contractual restrictions on resale through September 20, 2004.

        The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares when the restrictions on resale lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

        As of September 1, 2004, our directors and executive officers, and entities affiliated with them, beneficially own approximately 59% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

  •
  our directors may be removed only for cause by the affirmative vote of a majority of the directors present at a meeting duly held at which a quorum is present, or the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

  •
  we impose advance notice requirements for stockholder proposals.

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

        We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

General

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. Our primary market risk exposure is to changes in interest rates in our cash and cash equivalents. Cash and cash equivalents include balances in money market funds. The primary objective of our investment policy is the preservation of capital. Accordingly, because of the conservative nature of our investment policy and the relatively short duration of our investments, interest rate risk is mitigated. We expect to continue to manage our interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity.

Risks Related to Structural Advisory Fees and Residuals

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at June 30, 2004 based on changes in these loan performance assumptions, see "—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis."

Item 8. Financial Statements and Supplementary Data

        All financial statements and schedules required to be filed hereunder are filed as Appendix A hereto and are listed under Item 15(a).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officers and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under "Executive Officers" in Item 1A of Part I of this report, and our code of conduct, which is set forth under "Code of Conduct" in Item 1B of Part I of this report) have been omitted from this report. We expect to file with the SEC, not later than 120 days after our fiscal year end, a definitive proxy statement in connection with our 2004 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents filed as part of this annual report:

(1)
Financial Statements.

          The consolidated financial statements are included as Appendix A hereto and are filed as part of this annual report. The consolidated financial statements include:

  (2)
  Financial Statement Schedule

          None

  (3)
  Exhibits.

          The exhibits set forth on the Exhibit Index following Appendix A to this annual report are filed as part of this annual report. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

(b)
Reports on Form 8-K:

        On April 13, 2004, we filed with the SEC a current report on Form 8-K, dated April 7, 2004, announcing our loan facilitation volume for the fiscal third quarter and nine-month period ended March 31, 2004.

        On April 22, 2004, we filed with the SEC a current report on Form 8-K, dated April 22, 2004, furnishing our announcement of financial results for the fiscal third quarter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2004.

THE FIRST MARBLEHEAD CORPORATION
By:	/s/ DANIEL MAXWELL MEYERS Daniel Maxwell Meyers Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2004:

Signature	Title(s)

/s/ DANIEL MAXWELL MEYERS Daniel Maxwell Meyers	Chief Executive Officer and Chairman (Principal Executive Officer)
/s/ DONALD R. PECK Donald R. Peck	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LESLIE L. ALEXANDER Leslie L. Alexander	Director
/s/ STEPHEN E. ANBINDER Stephen E. Anbinder	Director
/s/ WILLIAM R. BERKLEY William R. Berkley	Director
/s/ DORT A. CAMERON III Dort A. Cameron III	Director
/s/ GEORGE G. DALY George G. Daly	Director
/s/ PETER S. DROTCH Peter S. Drotch	Director
/s/ WILLIAM D. HANSEN William D. Hansen	Director

APPENDIX A

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
The First Marblehead Corporation and Subsidiaries
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2004 and 2003	F-3
Consolidated Statements of Income for the years ended June 30, 2004, 2003 and 2002	F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The First Marblehead Corporation:

        We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board [United States]. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First Marblehead Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

August 18, 2004
Boston, Massachusetts

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and 2003

	2004	2003
ASSETS
Cash and other short-term investments	$168,711,602	$16,756,653
Securities purchased under resale agreements	—	1,570,365

Total cash and cash equivalents	168,711,602	18,327,018

Service receivables:
Structural advisory fees	34,334,164	10,785,583
Residuals	108,495,378	43,600,465
Processing fees from The Education Resources Institute (TERI)	6,052,356	2,519,435

	148,881,898	56,905,483

Other receivables	438,174	142,818

Property and equipment	15,146,144	6,255,181
Less accumulated depreciation and amortization	(4,315,645)	(1,839,319)

Property and equipment, net	10,830,499	4,415,862

Goodwill	3,176,497	3,176,497
Intangible assets, net	3,179,937	3,608,538
Prepaid and other current assets	23,030,014	477,019
Other assets	1,807,690	—

Total assets	$360,056,311	$87,053,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,285,374	$13,275,047
Net deferred tax liability	40,138,125	14,395,985
Notes payable and capital lease obligations	9,178,576	283,850
Notes payable to TERI	6,003,753	6,674,020
Other liabilities	314,127	—

Total liabilities	81,919,955	34,628,902

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized at June 30, 2004; no shares authorized at June 30, 2003; no shares issued or outstanding at June 30, 2004 or June 30, 2003.	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 63,975,000 and 53,185,440 shares issued and outstanding at June 30, 2004 and 2003, respectively	639,750	531,854
Additional paid-in capital	163,572,199	13,239,353
Retained earnings	113,924,407	38,653,126

Total stockholders' equity	278,136,356	52,424,333

Total liabilities and stockholders' equity	$360,056,311	$87,053,235

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Service revenue:
Structural advisory fees	$97,194,747	$39,336,698	$14,760,226
Residuals	64,894,913	30,027,105	11,831,993
Administrative and other fees	2,113,746	1,414,617	474,878
Processing fees from TERI	35,056,570	20,577,486	14,191,952

Total service revenue	199,259,976	91,355,906	41,259,049

Operating expenses:
Compensation and benefits	34,839,252	19,815,912	11,488,563
General and administrative expenses	35,695,024	16,072,928	10,651,639

Total operating expenses	70,534,276	35,888,840	22,140,202

Income from operations	128,725,700	55,467,066	19,118,847

Other (income) expense:
Interest expense	707,732	1,561,105	1,804,493
Interest income	(780,640)	(104,782)	(91,219)
Other income	(2,400)	(2,400)	(130,737)

Total other (income) expense, net	(75,308)	1,453,923	1,582,537

Income before income tax expense	128,801,008	54,013,143	17,536,310
Income tax expense	53,529,727	22,514,388	5,306,933

Net income	$75,271,281	$31,498,755	$12,229,377

Net income per share, basic	$1.27	$0.59	$0.24
Net income per share, diluted	1.19	0.55	0.23
Weighted average shares outstanding, basic	59,047,914	53,099,116	51,122,000
Weighted average shares outstanding, diluted	63,515,662	56,831,049	54,074,266

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended June 30, 2004, 2003 and 2002

	Common stock	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at June 30, 2001	$511,218	$10,303,509	$(5,075,006)	$5,739,721
Warrants exercised	—	666,000	—	666,000
Net income	—	—	12,229,377	12,229,377

Balance at June 30, 2002	511,218	10,969,509	7,154,371	18,635,098
Warrants exercised	19,996	1,313,684	—	1,333,680
Options exercised	640	56,160	—	56,800
Non-cash compensation	—	900,000	—	900,000
Net income	—	—	31,498,755	31,498,755

Balance at June 30, 2003	531,854	13,239,353	38,653,126	52,424,333
Options exercised	28,833	3,804,037	—	3,832,870
Non-cash compensation	—	1,642,373	—	1,642,373
Stock issued in initial public offering	79,063	126,420,937	—	126,500,000
Costs related to initial public offering	—	(11,392,589)	—	(11,392,589)
Tax benefit from employee stock options	—	29,858,088	—	29,858,088
Net income	—	—	75,271,281	75,271,281

Balance at June 30, 2004	$639,750	$163,572,199	$113,924,407	$278,136,356

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$75,271,281	$31,498,755	$12,229,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,758,415	1,434,505	510,139
Amortization	1,176,129	1,017,995	868,523
Tax benefit from employee stock options	29,858,088	—	—
Non-cash compensation	1,642,373	900,000	—
Change in assets/liabilities:
Increase in processing fees from TERI and other receivables	(3,828,277)	(254,090)	(2,090,767)
Increase in structural advisory fees	(23,548,581)	(6,025,115)	(3,110,380)
Increase in residuals	(64,894,913)	(30,027,105)	(11,935,009)
Increase in prepaid and other current assets	(22,552,995)	(138,128)	(304,791)
Increase in other assets	(1,807,690)	—	—
Increase in deferred tax liability	25,742,140	9,130,922	5,265,063
Increase in accounts payable and accrued expenses	13,574,454	10,038,496	1,907,911

Net cash provided by operating activities	33,390,424	17,576,235	3,340,066

Cash flows from investing activities:
Purchases of property and equipment	(9,173,052)	(2,287,336)	(940,574)
Net cash paid for acquisition of TERI's loan processing data	(747,528)	(747,528)	(985,136)

Net cash flow used for investing activities	(9,920,580)	(3,034,864)	(1,925,710)

Cash flows from financing activities:
Repayment of notes payable due to TERI	(670,267)	(631,328)	(594,652)
Repayment of notes payable due to related parties	—	(4,518,000)	(1,000,000)
Repayment of capital lease obligations	(156,162)	(121,118)	—
Proceeds from capital lease obligations	1,800,888	349,280	55,688
Proceeds from notes payable	7,000,000	—	—
Proceeds from initial public offering	115,107,411	—	—
Stock warrants and options exercised	3,832,870	1,390,480	666,000

Net cash provided by (used in) financing activities	126,914,740	(3,530,686)	(872,964)

Net increase in cash and cash equivalents	150,384,584	11,010,685	541,392
Cash and cash equivalents, beginning of year	18,327,018	7,316,333	6,774,941

Cash and cash equivalents, end of year	$168,711,602	$18,327,018	$7,316,333

Supplemental disclosures of cash flow information:
Interest paid	$457,732	$1,561,105	$1,804,493

Income taxes paid	$24,408,761	$7,099,099	$118,468

Supplemental disclosure of non-cash activities:
Structural advisory fees and residuals	$78,193,494	$36,052,220	$15,045,389

Non-cash compensation	$1,642,373	$900,000	$—

In conjunction with the purchase acquisition detailed in Note 5 to the consolidated financial statements, assets were acquired as follows:
Fair value of assets acquired	$—	$—	$132,966

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004, 2003 and 2002

(1)   Nature of Business

        The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company), which was incorporated under the laws of the State of Delaware on August 13, 1994, provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on the primary and secondary school market. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company also receives fees for administrative services that it provides to the discrete trust vehicles that the Company forms for securitizations it facilitates, namely The National Collegiate Student Loan Trust 2004-1 (NCSLT 2004), The National Collegiate Student Loan Trust 2003-1 (NCSLT 2003), The National Collegiate Master Student Loan Trust I (NCMSLT) and for The National Collegiate Trust (NCT) and the separate securitization trusts established by NCT (NCT trusts).

        The Company offers services in connection with loan programs in two primary marketing channels, private label and Guaranteed Access to Education, or GATE. To date, the Company has used discrete trust vehicles, depending on the marketing channel, for the securitizations that it facilitates. Private label loans guaranteed by The Education Resources Institute, Inc. (TERI), a not-for-profit organization that functions as a guarantor of student loans, have generally been purchased by NCSLT 2004, NCSLT 2003 and NCMSLT. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by the NCT trusts.

        FMC has six direct or indirect subsidiaries:

  •
  First Marblehead Data Services, Inc. (FMDS), which was incorporated as a wholly-owned subsidiary of FMC under the laws of the Commonwealth of Massachusetts on April 1, 1996, provides administrative services to NCSLT 2004, NCSLT 2003, NCMSLT and the NCT trusts that own the student loans once securitized;

  •
  First Marblehead Education Resources, Inc. (FMER), which was incorporated as a wholly-owned subsidiary of FMC under the laws of the State of Delaware on March 8, 2001, provides outsourced loan origination, customer service, default prevention, default processing and administrative services to TERI;

  •
  GATE Holdings, Inc. (Gate Holdings), which was incorporated as a wholly-owned subsidiary of FMC under the laws of the State of Delaware on October 29, 1996, holds FMC's title to residual interests in NCSLT 2004, NCSLT 2003, NCMSLT and the NCT trusts. Gate Holdings has a residual interest of 75% of the funds available for distribution from NCSLT 2004, NCSLT 2003 and NCMSLT, and a residual interest ranging between 10% and 26% of the funds available for distribution from the NCT trusts;

  •
  TERI Marketing Services, Inc. (TMSI), which was incorporated as a wholly-owned subsidiary of FMER under the laws of the State of Delaware on May 14, 2001, provided marketing services to TERI;

  •
  GH Receivables LLC, which was established as a limited liability company under the laws of the State of Delaware on December 22, 2003 for the purpose of holding certain assets of Gate Holdings as collateral for certain loan obligations. Gate Holdings holds 100% of the membership interests in GH Receivables LLC; and

  •
  First Marblehead Securities Corporation, which was established as a securities corporation on March 30, 2004 under the laws of the Commonwealth of Massachusetts, was formed to hold, buy and sell securities on behalf of FMC.

        On June 20, 2001, FMC and TERI completed a purchase and sale agreement that provided for FMC to acquire TERI's loan processing operations, including its historical database and workforce-in-place. FMER provides to TERI, under a Master Servicing Agreement, outsourced services including loan origination, customer service, default prevention, default processing and administrative services. TERI reimburses FMER on a monthly basis for expenses incurred relating to the service being performed on TERI's behalf based on the terms of the Master Servicing Agreement (see Note 5).

(2)   Summary of Significant Accounting Policies

  (a)
  Cash and Cash Equivalents

        Cash and cash equivalents include balances in money market funds with original maturities of three months or less.

  (b)
  Property and Equipment

        The Company provides for depreciation by the straight-line or accelerated methods at rates adequate to depreciate the appropriate assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements.

	June 30,
	2004	2003	Useful life
Equipment	$7,344,992	$3,911,373	3 - 5 years
Software	2,147,899	1,072,442	3 years
Leasehold improvements	2,436,264	498,836	5 years or lease term
Capital leases (equipment, furniture and fixtures)	2,205,011	404,968	lease term
Furniture and fixtures	1,011,978	367,562	5 - 7 years

	15,146,144	6,255,181
Less accumulated depreciation and amortization	(4,315,645)	(1,839,319)

Total property and equipment, net	$10,830,499	$4,415,862

  (c)
  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions (including the determination of the present value of expected future cash flows) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the recognition and valuation of structural advisory fees and residuals, and the valuation of goodwill and intangible assets. The Company considers the methods by which it makes these estimates and assumptions, as well as its policy with respect to the determination of whether or not to consolidate the securitization vehicles that it facilitates, to be critical accounting policies.

  (d)
  Revenue Recognition

Structural Advisory Fees—General

        Structural advisory fees are paid to the Company from NCSLT 2004, NCSLT 2003, NCMSLT and the NCT trusts for structuring and facilitating the securitization of the student loans and are recognized in service revenue when the loans are securitized. A portion of such fees is paid to the Company upon securitization or soon thereafter and is based upon a percentage of the loan balance in the loan pool securitized. During fiscal 2004, the up-front structural advisory fees earned at the time of the NCSLT 2004 and NCSLT 2003 securitizations, as a percentage of the loans securitized, were 7.0% and 6.5%, respectively, and the structural advisory fee earned at the time of the fiscal 2004 NCT trust securitization, as a percentage of the loans securitized, was 6.8% (of which 19% of the fee, or $1,253,353, was invested in the 2004 NCT trust and, on a discounted basis, is included in the residuals). During fiscal 2003, the structural advisory fees paid at the time of the two fiscal 2003 NCMSLT securitizations, as a percentage of loans securitized, were 5.8% and 6.7%, respectively, and the structural advisory fee paid at the time of the fiscal 2003 NCT trust securitization, as a percentage of loans securitized, was 7.4% (of which 37% of the fee, or $1,983,192, was invested in the 2003 NCT trust and, on a discounted basis, is included in residuals). During fiscal 2002, the structural advisory fees paid at the time of the fiscal 2002 NCMSLT securitization and 2002 NCT trust securitization, as a percentage of loans securitized, were 4.0% and 5.4%, respectively (of which 31% of the NCT trust securitization fee, or $1,751,290, was invested in the 2002 NCT trust and, on a discounted basis, is included in residuals).

        These investments in the NCT trusts were accounted for as a reduction in the Company's structural advisory fees collected upon securitization and were recognized as residuals, accounted for in accordance with Accounting Principles Board (APB) Opinion No. 21, "Interest on Receivables and Payables." Also, see Note 2(f) for a discussion of a cash deposit provided to the NCT trust by FMC in connection with the securitization of GATE loans in June 2004.

        Further, the Company collects additional structural advisory fees over the life of the student loan once the assets of a securitization trust exceed its liabilities by amounts stipulated in the related indenture agreement, which excess ranges from 3.0% to 5.0%. For the securitizations conducted in fiscal 2004, 2003 and 2002, this fee amounts to 0.15% of the student loan balances outstanding in the trusts from time to time over the life of the student loans securitized.

Residuals—General

        The Company is entitled to receive 75% of the residuals in NCSLT 2004, NCSLT 2003 and NCMSLT once the balance of the loans in each trust exceeds the balance of the debt issued by the trust by a fixed percentage ranging from 3.0% to 3.5%. The Company is also entitled to receive from the NCT trusts a fee of 10% of the residuals of GATE loans plus a share of the residuals (primarily determined by the percentage of securitized loans related to the Company's investment) based on its beneficial interests in the fiscal 2004, 2003, 2002, 2001, 2000 and 1999 securitizations in each NCT trust after all bondholders have been repaid. The Company's investment in the NCT trusts was made in order to mitigate the default risk exposure of a limited number of schools. In exchange, the Company received the rights to residual interests that these schools would otherwise hold in the trust. The value of this residual is primarily affected by the loan performance at these schools.

Structural Advisory Fees and Residuals—Policy

        The estimated present value of the additional structural advisory fees and residuals, net of prepayment, default and recovery assumptions, is deemed earned at the time a securitization transaction is completed because evidence of an arrangement exists, services have been provided, the fee is fixed and determinable based on discounted cash flow analyses, there are not future contingencies or obligations and collectibility is reasonably assured.

        Structural advisory fees and residuals receivables are carried on the balance sheet at fair value and are evaluated on a periodic basis based on the present value of expected future cash flows, using management's best estimates. These estimates are based on historical and third-party data, and the Company's industry experience with the assumptions for default, prepayments, recoveries and discount rates commensurate with the risk involved, considering current outstanding student loan balances and current outstanding balances of borrowings in the securitization trusts.

Administrative and Other Fees

        Administrative fees are paid from NCSLT 2004, NCSLT 2003, NCMSLT and the NCT trusts to FMDS as of each trust payment date for the daily management of the securitization trusts and for the services the Company provides in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. The fee is based upon a percentage of the outstanding principal balance of the debt of each of the NCT trusts, NCSLT 2004, NCSLT 2003 and NCMSLT. The fee varies with each separate securitization and can range from 5 basis points to 20 basis points. The fee was 20 basis points for the NCT trust securitizations in fiscal 2004 and fiscal 2003, 10 basis points for the NCSLT 2004 and NCSLT 2003 securitizations in fiscal 2004 and the two NCMSLT securitizations in fiscal 2003, and 10 basis points for all of the securitizations in fiscal 2002 and 2001. The Company recognizes such fees in service revenue when earned, as administrative services are provided.

        Other fees are based upon a fixed dollar amount per loan and/or a percentage of the loan balance and are recognized in service revenue upon origination by the third-party financial institution. Other fees include fee income to FMER under a supplement to the Master Servicing Agreement that entitles FMER to 50% of fee income earned by TERI on an accrual basis based upon loan origination, as stipulated in the loan origination agreement between TERI and a third-party financial institution.

Processing Fees from TERI

        Processing fees from TERI consist of reimbursement of expenses incurred by FMER relating to services performed on behalf of TERI under the terms of the Master Servicing Agreement. Processing fees from TERI are recognized as services are performed.

Interest Income

        Interest income is accrued based on the expected rate to be paid by the financial institution multiplied by the cash or short term investment balance.

  (e)
  Goodwill and Intangible Assets

  Goodwill

        Goodwill has been recorded as the excess of the purchase price paid to acquire TERI's loan processing operations over the fair value of net assets of the business acquired. The goodwill consists of the fair value of workforce-in-place as well as certain direct acquisition costs and a fair value adjustment for liabilities assumed. The fair value of the workforce-in-place was based upon an appraisal obtained from an independent third-party.

        Goodwill is not amortized but is evaluated for impairment at least annually, and the Company has concluded that goodwill was not impaired as of June 30, 2004. The Company early-adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," during fiscal 2001. The Company considers the following factors in assessing goodwill for impairment: increases in private label loan volume facilitated and securitized, the number of private label clients and revenues and profitability related to private label loans. Impairment, if any, would be determined based upon a discounted cash flow analysis, using a discount rate commensurate with the risks involved.

  Intangible Assets

        Intangible assets were also recorded in connection with the TERI acquisition and consist of the fair value of the acquired loan database. This database tracks information such as borrower credit characteristics, borrowing practices, interest rates, fees and default rates and provides several significant competitive advantages. The data allow the Company to analyze risk trends and the amount of risk specific to the loans that become part of the securitizations that it structures. Additionally, the data assist in the Company's default prevention efforts by providing a basis by which it monitors borrower default experiences. The Company also utilizes the database information to monitor and analyze student loan information in order to customize loan products for the Company's third-party lender clients and to assist them in the risk-based pricing of the loan products.

        This loan database was valued based upon an appraisal obtained from an independent third party. Intangible assets are amortized over their estimated useful life of five years, using the straight-line method. Capitalized costs paid to TERI for monthly database updates are amortized over five years from the date of capitalization. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        As of June 30, 2004, the Company had approximately $6.2 million in gross identifiable intangible assets. During the year ended June 30, 2004, $747,528 of additional intangible assets were recognized relating to updates which add significant value and extend the useful life of the loan database purchased.

        Total amortization expense associated with these intangible assets in fiscal 2004, 2003 and 2002 was $1,176,129, $1,017,995 and $868,523, respectively. Estimated future amortization expense for these assets during the next five fiscal years is as follows:

2005	$1,317,040
2006	1,466,545
2007	679,038
2008	529,499
2009	379,993
  (f)
  Other Assets

        In connection with the Company's facilitation of the securitization of GATE loans in June 2004, six schools participating in the Company's GATE program faced limits on the amount of surety coverage that the GATE program's current surety provider was willing to provide to the NCT trust on their behalf. The Company provided the NCT trust with an additional cash surety deposit of approximately $1.8 million on behalf of these six schools. The surety coverage and the Company's cash deposit provides the NCT trust bondholders with assurance that the pledge commitment that these school clients make to reimburse the NCT trust for defaults by their student borrowers will be fulfilled.

        The Company's cash deposit with the NCT trust on behalf of these schools will earn interest at the prevailing short-term interest rates. The Company will also earn a surety fee equal to 150 basis points of the initial notional amount of the pledge commitment which its cash deposit supports. As schools reimburse the NCT trusts for student defaults, the amount of their pledge commitment is reduced. The Company is entitled to withdraw amounts in the surety reserve account, including earned interest and surety fees, to the extent the balance in the surety reserve account exceeds the pledge commitment. Once NCT trust bondholders have been paid in full, the Company will receive the entire amount remaining in the surety reserve account. We recorded this cash deposit in "Other Assets" on our consolidated balance sheet.

  (g)
  Consolidation

        The consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating intercompany accounts and transactions. Prior to July 1, 2003, excluding securitization trusts created after January 31, 2003, in accordance with various Emerging Issues Task Force, or EITF, issues and related interpretations, the Company did not consolidate the NCMSLT and the NCT trusts created for securitization purposes. The Company considered, among other things, the following factors in assessing consolidation of the securitization trusts:

  •
  The Company does not have unilateral decision-making abilities related to significant matters affecting the securitization trusts, such as asset acquisition, prepayment of debt, placement of debt obligations and modification of trust documents;

  •
  The Company does not have substantially all the risks and rewards of ownership, as TERI and the respective colleges provide substantially all of the student loan guarantees;

  •
  The Company is a facilitator for which it receives market-based fees and is not the transferor of assets to the securitization trusts; and

  •
  The Company's continuing involvement in the securitization trusts is limited to a passive residual interest and its role as an administrator for the trusts for which it receives market-based fees.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applied FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At June 30, 2004, the existing securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN No. 46R has replaced FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue before the end of calendar year 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of this Exposure Draft to assess its impact on our consolidated financial statements.

  (h)
  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (i)
  Pension

        Effective January 1, 2002, FMER has a non-contributory defined benefit pension plan, funded through group annuities, that covers substantially all FMER employees. The pension plan benefit obligation for FMER employees accrued under the TERI plan was transferred to the FMER plan. Plan costs are charged to expense and funded annually. The expense relating to the pension plan is reimbursed by TERI under the terms of Master Servicing Agreement. FMER uses a June 30 measurement date to determine its pension expense and related financial statement disclosure information.

  (j)
  Stock Options

        The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings disclosures as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123.

        For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company's consolidated pro forma net income and net income per share for the years ended June 30, 2004, 2003 and 2002, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, are as follows:

	2004	2003	2002
Net income—as reported	$75,271,281	$31,498,755	$12,229,377
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(754,895)	(696,152)	(383,131)

Net income—pro forma	$74,516,386	$30,802,603	$11,846,246

Net income per share—basic—as reported	$1.27	$0.59	$0.24
Net income per share—basic—pro forma	1.26	0.58	0.23
Net income per share—diluted—as reported	1.19	0.55	0.23
Net income per share—diluted—pro forma	1.17	0.54	0.22

        The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2004, 2003 and 2002:

Assumption	2004	2003	2002
Expected risk-free interest rate	3.98%	3.91%	4.95%
Expected dividend yield	—	—	—
Expected average life in years	7	7	7

        The weighted average grant date fair market value of stock options granted during fiscal 2004, 2003 and 2002 was $2.95, $1.14 and $2.02, respectively.

        Option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  (k)
  Software and Web Site Development Costs

        Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Once certain capitalization criteria have been met during the other stages of the software's development, directly attributable costs are capitalized. During fiscal 2004, 2003 and 2002, the Company capitalized $0, $410,335 and $118,027, respectively, of software costs.

        The Company's web site development costs are accounted for as follows. Planning costs are expensed as incurred, costs to develop web site application and infrastructure and graphics are capitalized once certain capitalization criteria are met, and operating costs such as training and maintenance, unless such costs add new functionality, are expensed as incurred. During fiscal 2004, 2003 and 2002, the Company capitalized $0, $288,859 and $0, respectively, of web site development costs.

        The capitalized software and web site development costs are being amortized over their useful life of three years.

  (l)
  Net Income Per Share

        Basic net income per share is computed by dividing net income by the basic weighted-average number of shares outstanding for the periods presented. Diluted net income per share is computed by dividing net income by the diluted weighted average shares outstanding and common equivalent shares outstanding during the period. The weighted average shares outstanding and common equivalent shares outstanding has been determined in accordance with the treasury stock method. Common stock equivalents consist of stock issuable upon the exercise of outstanding stock options and options to purchase stock under the Company's employee stock purchase plan.

  (m)
  Comprehensive Income

        The Company has no sources of other comprehensive income. Therefore, comprehensive income consists solely of net income.

  (n)
  New Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify three classes of freestanding financial instruments that embody obligations for the issuer as a liability or, in some cases, assets. This statement generally is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard, a portion of which has been indefinitely deferred, did not have a material impact on the Company's consolidated financial condition, results of operations, earnings per share or cash flows.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. At June 30, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a QSPE, as defined in paragraph 35 of SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. Public companies must apply either FIN No. 46 or FIN No. 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special-purpose entities. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on its consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue before the end of calendar year 2004 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. The Company is monitoring the status of this Exposure Draft to assess its impact on its financial statements.

        In December 2003, the FASB issued a revised SFAS Statement No. 132. This statement reforms the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

  (o)
  Reclassification

        Certain amounts in prior years have been reclassified to conform to the fiscal 2004 consolidated financial statement presentation.

(3)   Industry Segment Information

        The Company's activities are considered to be in a single industry segment for financial reporting purposes. The Company is engaged in the business of private education finance services and related activities. Substantially all income is derived from these activities.

(4)   Service Receivables

  Balance Sheet Data

        Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loans, net of prepayment, default and recovery estimates. The fees are paid from the various NCT trusts, NCSLT 2004, NCSLT 2003 and NCMSLT to the Company. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI's behalf.

        The following table summarizes the components of our total service receivables at June 30, 2004 and 2003:

	At June 30,
	2004	2003
2004 securitizations	$83,026,454	—
2003 securitizations	36,363,279	$32,951,154
2002 securitizations	19,660,000	17,888,866
2001 securitization	2,021,240	1,890,130
2000 securitization	1,292,517	1,212,471
1999 securitization	466,052	443,427

Total structural advisory fees and residuals	142,829,542	54,386,048
Processing fees receivable from TERI	6,052,356	2,519,435

Total service receivables	$148,881,898	$56,905,483

        The following table summarizes the changes in the fair value of the structural advisory fees receivable for the years ended June 30, 2004 and 2003:

	2004	2003
Fair value at beginning of year	$10,785,583	$4,760,468
Additions from structuring new securitizations	13,649,765	5,452,550
Fair market value adjustments	(351,184)	572,565

Fair value at end of year	24,084,164	10,785,583
Up-front structural advisory fees receivable(1)	10,250,000	—

Total structural advisory fees receivable at end of year	$34,334,164	$10,785,583

(1)
See Note 7(b) for additional information.

        The following table summarizes the changes in the fair value of the residuals receivable for the years ended June 30, 2004 and 2003, respectively:

	2004	2003
Fair value at beginning of year	$43,600,465	$13,573,360
Additions from structuring new securitizations	57,935,429	27,498,604
Fair market value adjustments	6,959,484	2,528,501

Fair value at end of year	$108,495,378	$43,600,465

        The Company estimated cash flows from structural advisory fees receivable, which are based on scheduled securitization trust cash flows, using a discount rate equal to the 10-year Treasury rate at June 30, 2004 and 2003 plus 2.0%. The Company used discount rates for the structural advisory fees receivable for the fiscal 2004 and 2003 securitizations of 6.58% and 5.33%, respectively. The Company used a discount rate of 12% to measure the fair value of the residuals receivable for the years ended June 30, 2004 and 2003. The Company assumed a prepayment rate of 7% for private label loans and 4% for GATE loans in each of fiscal 2004 and 2003. The Company assumed a weighted-average default rate for private label loans of 8.9% in fiscal 2004 and 8.1% in fiscal 2003. The Company assumed a default rate for GATE loans of 22.4% in fiscal 2004 and 25% in fiscal 2003. The Company assumed a recovery rate for private label loans of 40% in fiscal 2004 and 2003. The Company assumed a recovery rate for GATE loans of 47% in fiscal 2004 and 50% in fiscal 2003.

        In order to accommodate a limited number of schools, the Company invested approximately $1.3 million, $2.0 million, and $1.8 million, respectively, of the Company's up-front structural advisory fees in the NCT trusts in connection with the securitization of GATE loans in fiscal 2004, 2003 and 2002, respectively. These investments entitle the Company to additional interest in the residuals of the NCT trusts and are included in residuals receivable on the consolidated balance sheets.

        The above receivables are anticipated to be collected over the estimated lives of the securitization trusts. For the fiscal year 2004 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 17 to 24 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2010. For the 2003 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 20 to 24 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2008. As the receivables are determined using various assumptions and factors, actual results may differ from these estimates.

        The effect on the fair value of the structural advisory fees and residuals receivables based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2004, and changes in the assumed spread between 1 month LIBOR rates and auction rates, which are based on .05% and .10% changes from the assumed levels for each key assumption is as follows:

Structural advisory fees receivables, June 30, 2004	$24,084,164 (1)

Default rate		Default rate
+10%	$(152,000)	-10%	$154,000
+20%	(314,000)	-20%	306,000
Default recovery rate		Default recovery rate
+10%	—	-10%	(123,000)
+20%	134,000	-20%	(123,000)
Prepayment rate		Prepayment rate
+10%	(632,000)	-10%	665,000
+20%	(1,231,000)	-20%	1,364,000
Discount rate		Discount rate
+10%	(965,000)	-10%	1,024,000
+20%	(1,888,000)	-20%	2,102,000
Forward LIBOR rates		Forward LIBOR rates
+1%	750,000	-1%	(858,000)
+2%	1,645,000	-2%	(1,177,000)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	—	-.05%	—
+.10%	2,000	-.10%	(1,000)

(1)
Amount excludes the $10.25 million up-front structural advisory fee from the December 2003 securitization collected in July 2004

Residuals receivables, June 30, 2004	$108,495,378

Default rate		Default rate
+10%	$(2,676,000)	-10%	$914,000
+20%	(6,602,000)	-20%	1,782,000
Default recovery rate		Default recovery rate
+10%	443,000	-10%	(562,000)
+20%	616,000	-20%	(1,387,000)
Prepayment rate		Prepayment rate
+10%	(5,202,000)	-10%	5,457,000
+20%	(10,160,000)	-20%	11,189,000
Discount rate		Discount rate
+10%	(10,244,000)	-10%	11,494,000
+20%	(19,305,000)	-20%	24,464,000
Forward LIBOR rates		Forward LIBOR rates
+1%	3,972,000	-1%	$(4,073,000)
+2%	7,790,000	-2%	(5,407,000)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	(1,991,000)	-.05%	1,991,000
+.10%	(3,986,000)	-.10%	3,980,000

        These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effects above.

        The principal balance and accrued interest of loans securitized in fiscal 2004 and 2003 totaled approximately $1.25 billion and $560.3 million, respectively.

  Statement of Income Data

        Service revenue recognized in the year of securitization of the loans securitized and other service revenue for the years ended June 30, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Service revenue recognized related to current year securitization:
Structural advisory fees collected upon securitization	$73,646,166	$33,311,583	$11,546,830
Structural advisory fees accrued(1)	23,899,765	5,452,550	3,143,161
Residuals accrued	57,935,429	27,498,604	11,652,208

Service revenue recognized in the year of securitization	155,481,360	66,262,737	26,342,199
Other service revenue:
Income from prior securitizations
Structural advisory fees	(351,184)	572,565	70,235
Residuals	6,959,484	2,528,501	179,785
Administrative and other fees	2,113,746	1,414,617	474,878
Processing fees from TERI	35,056,570	20,577,486	14,191,952

	$199,259,976	$91,355,906	$41,259,049

(1)
Included in the $23,899,765 of structural advisory fees accrued in fiscal 2004 is $10.25 million of up-front structural advisory fees related to the December 2003 securitization which the Company received in July 2004.

        The principal balance of loans facilitated and available to the Company for later securitization at June 30, 2004, 2003 and 2002 totaled $276.1 million, $160.4 million, and $65.1 million, respectively.

(5)   Acquisition

        On June 20, 2001, the Company acquired for $9,230,456, certain fixed and intangible assets in addition to the loan processing operations of TERI. During 2002, additional fixed assets of $132,966 were purchased as part of the acquisition. This transaction was accounted for as an acquisition of a business. As part of the transaction, the Company established a new subsidiary, FMER, to provide certain services for the benefit of TERI. TERI continues to be a provider of private student loan guarantee services, education information and counseling services for young people from families where neither parent is a college graduate, and manager of national initiatives related to college access and financing.

        On February 2, 2001, FMC and TERI entered into a two-year Master Loan Guarantee Agreement which grants TERI a right of first refusal to guarantee existing and future FMC private label loan programs, as well as new, jointly created loan programs during the term of the Agreement. In June 2001, as a result of the closing of the Company's acquisition of TERI's loan processing operations, the Master Loan Guaranty Agreement was automatically extended to a five-year term from the date of the acquisition closing, with a further five-year renewal option exercisable by either party. Under the Agreement, FMC granted to TERI a right of first refusal to guarantee FMC's private label clients' existing and future loan programs with certain exceptions, such as loan programs which do not require the type of credit enhancement provided by TERI. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI's guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. Under the terms of the Master Loan Guaranty Agreement, FMC has agreed to create a market for lenders to sell TERI-guaranteed loans through

FMC-facilitated securitizations, and TERI receives a 25% interest in the residuals of the securitizations of TERI-guaranteed loans, in exchange for TERI's agreement to guarantee those loans.

        FMER provides to TERI, under a Master Servicing Agreement, underwriting, documentation and other origination services, technical support, disbursements, customer service, collections, accounting services, guarantee claims management and administrative services, in support of TERI's loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC also benefits from use of the acquired TERI assets, including historical loan data, to support the design and implementation of future FMC loan programs and new jointly created loan programs. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER.

        TMSI and TERI entered into a Marketing Services Agreement whereby TMSI, for and on behalf of TERI, has developed a marketing plan and marketing materials which are used to solicit new and existing lenders to enter into loan origination agreements and guarantee agreements with TERI. In January 2004, TMSI assigned this agreement to FMER. In order to ensure the proper performance of the Marketing Services Agreement, TERI has the right to review and approve the marketing plans, including the related budget. The Marketing Services Agreement has a five-year term, with one five-year renewal option, at the election of either party.

        In addition to two notes payable, totaling $7.9 million, and cash of $1.0 million paid by FMC in June 2001 to acquire the loan processing operations of TERI, FMC pays a monthly fee of $62,294 for the right to receive updates and queries about TERI's loan database. This agreement for future updates and queries of the loan database, which has a term through 2006, can be renewed by either party for one additional five-year renewal term. If this agreement is renewed, FMC will pay a monthly purchase fee of $20,627 for sixty months. FMC paid $747,528 during the year ended June 30, 2004 related to such fees, which increased the balance of intangible assets.

        The fixed and intangible assets were sold to allow the services required under the Master Servicing Agreement by FMER to be performed as effectively and efficiently as possible. FMC also benefits from use of the assets, including historical loan data, to support the design and implementation of future FMC loan programs and new jointly created loan programs.

(6)   Related Party Transactions

        On March 4, 2002, the Company advanced an unsecured loan to a non-executive employee in the amount of $40,000 to be repaid over 5 years at 6% interest per year through payroll deductions, of which $35,444 was outstanding at June 30, 2003. This loan was paid in full during the year ended June 30, 2004.

        At June 30, 2004, Milestone Capital Management (MCM), an institutional money management firm was managing approximately $145.2 million of cash and cash equivalents for FMC and charging its standard fees for its services. One of FMC's directors is a director of MCM. Members of the director's immediate family own approximately 40% of MCM's outstanding equity.

(7)   Other Borrowings

        (a)    Revolving Line of Credit

        On August 28, 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. Fleet National Bank was recently acquired by Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company's option, at the bank's prime rate or the LIBOR plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. This agreement restricts the Company's ability to pay cash dividends in the event it is in default. No amounts were outstanding under this revolving line of credit at June 30, 2004. The proceeds, if any, will be used for working capital and general corporate purposes.

  (b)
  Note Payable Related to December 2003 Securitization

        In December 2003, the Company received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of the Company's December 2003 securitization. The Company agreed to repay this note with the first $7.25 million of the $10.25 million up-front structural advisory fee that it received in July 2004 in connection with the December 2003 securitization. This note was further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization as well as $700,000 of restricted cash. The note was paid in full in July 2004.

(8)   Borrowings from Related Parties

  (a)
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

        The Company entered into a $975,000 revolving line of credit with a bank effective April 24, 2002. The line of credit matured on April 24, 2003 and was renewed through December 31, 2003 subject to the same terms and conditions, with interest payable at the greater of 6% or 1% above the highest published Wall Street Journal prime rate. The terms of the line of credit required that: the Company maintain accurate books and records; the assets be free of all liens, encumbrances and financing not approved by the lender; and when there was a balance outstanding under the line, no dividends or payments of principal and interest on any loans held by any guarantor, officer, director or stockholder could be made. A member of the board of directors of the Company is also a director and significant stockholder of a company that owns the bank. The Company believes that the line of credit was on substantially the same terms as those prevailing at the same time for comparable transactions with third parties. The Company did not renew this credit facility upon expiration. The Company had no amounts outstanding under this line of credit at June 30, 2003 or subsequent to December 31, 2003, the date it matured, or at any time during the year ended June 30, 2004.

  (b)
  Notes Payable to TERI

        In connection with the acquisition of TERI's loan processing operations, the Company entered into a Note Payable Agreement with TERI on June 20, 2001, amounting to $3.9 million, $2 million of which relates to the acquisition of TERI's software and network assets and $1.9 million of which relates to the workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets and workforce-in-place intangible assets. The outstanding balance of this note payable at June 30, 2004 amounted to $3.0 million.

        The Company also entered into a second note payable, amounting to $4.0 million, with TERI on June 20, 2001 to fund the acquisition of TERI's loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at June 30, 2004 amounted to $3.0 million.

        Principal payments due on notes payable to TERI in each of the five fiscal years and thereafter subsequent to June 30, 2004 are as follows:

2005	$711,605
2006	755,494
2007	802,093
2008	851,565
2009	904,088
Thereafter	1,978,908

$6,003,753

(9)   Retirement Plans

  (a)
  Defined Contribution Plans—401(k)

        FMC offers all its employees, age 21 and older, the opportunity to participate in a contributory 401(k) retirement plan. Employee contributions vest immediately. FMC, at its option, can contribute to the plan for the benefit of its employees. However, FMC made no contributions to the plan during the years ended June 30, 2004, 2003, and 2002. Expenses incurred by FMC for administrative costs totaled $3,200, $3,200, and $325 for the years ended June 30, 2004, 2003 and 2002, respectively.

        FMER has a defined contribution plan which is funded through group fixed and variable annuity contracts and covers substantially all employees. FMER offers eligible employees the opportunity to participate in the defined contribution plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to be participants in the plan after one month of service and are eligible for employer contributions after one year of service and 1,000 hours of service. Employer contributions are fully vested after five years. Employees vest in these employer contributions based on the following percentages: year 1 - 0%; year 2 - 20%; year 3 - 30%; year 4 - 60%; and year 5 - 100%. FMER may make discretionary contributions, which amounted to $303,841, $244,067 and $218,819 for the years ended June 30, 2004, 2003 and 2002, respectively. This expense was reimbursed by TERI under the terms of the Master Servicing Agreement.

  (b)
  Pension Plan

        FMER has a non-contributory defined benefit pension plan, funded through group annunities, that covers substantially all FMER employees. Plan costs are charged to expense and funded annually. FMER uses a June 30 measurement date to determine its pension expense and related financial statement disclosure information.

        The current pension plan investment policy is to seek conservative growth in assets by utilizing a blend of equities and fixed income instruments through participation in large well diversified funds. Annually, 75% of new deposits are deposited into a "balanced fund" that on average is invested 65% in equities and 35% in fixed income instruments. The remaining 25% of new deposits are deposited into a fixed income fund that is diversified. Preservation of capital is a factor and earning of income to reduce corporate contributions are the main objectives of this strategy.

        The Company currently uses 8.5% as the expected rate of return. Over the last twelve months, the return on the balance fund was 13.03% but over the life of the fund since October 2001, the fund has averaged 6.31%. The Company believes on a long term basis with the reinvestment of dividends and interest income that the balance fund can achieve the 8.5% level.

        The following table sets forth the amounts recognized related to FMER's defined benefit pension plan in the Company's consolidated financial statements for the years ended June 30, 2004 and 2003:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$3,116,489	$1,809,646
Benefits paid	(21,275)	(761)
Service cost	596,194	293,410
Interest on projected benefit obligations	210,379	134,011
Actuarial (gain) loss	(196,316)	880,183

Benefit obligation at end of year	$3,705,471	$3,116,489

Change in plan assets:
Fair value of plan assets at beginning of year	$1,381,307	$873,076
Employer contributions	327,548	480,000
Expenses and benefits paid	(37,025)	(8,185)
Actual return on plan assets	135,449	36,416

Fair value of plan assets at end of year	$1,807,279	$1,381,307

Funded status:
Unrecognized net actuarial gain	$745,644	$993,742
Accrued benefit cost	1,152,548	741,440

	$1,898,192	$1,735,182

Components of net periodic pension cost:
Service cost	$596,194	$293,410
Interest on projected benefit obligations	210,379	134,011
Expected return on plan assets	(137,811)	(84,412)
Amortization of loss	69,894	—

Net periodic pension cost	$738,656	$343,009

Change in accrued pension cost:
Accrued pension cost at beginning of year	$741,440
Net pension cost for fiscal year ended June 30, 2004	738,656
Employer contributions in fiscal year ended June 30, 2004	(327,548)

Accrued pension cost at end of year	$1,152,548

        Weighted-average assumptions used in determining the actuarial present value of the projected benefit obligation as of June 30, 2004 and 2003 were as follows:

	2004	2003
Discount rate	6.50%	5.85%
Salary increase	5.50	5.50
Covered compensation increase	3.50	3.50
Statutory compensation and benefit limit increase	3.50	3.50

        Weighted-average assumptions used to determine net periodic benefit cost at June 30, 2004 and 2003 are as follows:

	2004	2003
Discount rate	5.85%	7.00%
Salary increase	5.50	5.50
Long-term rate of return	8.50	8.50
Covered compensation increase	3.50	3.50
Statutory compensation and benefit limit increase	3.50	3.50

Plan Assets

        The Company's weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:

	Plan Assets at June 30,
	2004	2003
Asset Category
Equities	37%	31%
Fixed Income	63	69

Total	100%	100%

Contributions

        The Company expects to contribute $375,000 to the Pension Plan in the fiscal year ending June 30, 2005.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal year ending June 30,	Pension Benefits
2005	$2,552
2006	8,713
2007	9,816
2008	10,659
2009	11,444
Years 2010 - 2014	257,430

(10) 2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved a 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400,000 shares of common stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Company's common stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. Prior to June 30, 2004, no shares had been issued under this plan. During July 2004, 40,499 shares were issued under the Stock Purchase Plan.

(11) Commitments and Contingencies

  Leases

        The Company leases office space and equipment under non-cancelable operating leases expiring at various times through April 2014. Rent expense pursuant to these operating leases for the periods ended June 30, 2004, 2003 and 2002 was approximately $2,445,306, $1,556,000 and $932,000, respectively. Rent expense is net of sublease revenue of $113,000, $87,000 and $0 for the years ended June 30, 2004, 2003 and 2002, respectively.

        Furniture and equipment included on the balance sheet as of June 30, 2004 at a cost of $2,205,011 and accumulated depreciation of $373,084 was financed through non-cancelable capital leases.

        The future minimum lease payments required under these leases for each of the five fiscal years subsequent to June 30, 2004 and thereafter are as follows:

	Capital leases	Operating leases
2005	$643,096	$4,167,938
2006	624,361	4,353,362
2007	509,573	4,347,551
2008	241,809	3,789,041
2009	177,547	3,828,190
Thereafter	—	19,894,382

Total minimum lease payments	2,196,386	$40,380,464

Less amounts representing interest	(267,808)

Present value of future minimum lease payments	1,928,578
Less current portion	(528,778)

Long-term portion	$1,399,800

  Letters of Credit

        On March 27, 2002, a bank issued an Irrevocable Letter of Credit on behalf of the Company with a third-party as the beneficiary in the amount of $56,250. On October 31, 2002 and March 20, 2003, this bank issued two additional Irrevocable Letters of Credit on behalf of the Company with another third-party as the beneficiary in the amounts of $113,750 and $273,000, respectively. The three Letters of Credit were issued in lieu of security deposits for the sublease of office space. As of June 30, 2004, the Letters of Credit had not been drawn upon.

  Loan Database

        Under the terms of the Database Purchase and Supplementation Agreement between the Company and TERI, the Company pays a monthly purchase fee of $62,294. The payments commenced on July 20, 2001 and will be paid as consideration for the right to receive updates and queries to the loan database acquired in June 2001 for a term of five years, and can be renewed by either party for one five-year renewal term with monthly payments of $20,627.

  Agreements with Executive Officers

        During fiscal 2003, the Company entered into a commitment with a senior executive that provides for guaranteed levels of severance upon a change in control. If the executive is not offered employment with comparable scope, compensation and responsibilities within 35 miles of his current residence, he is entitled to accelerated vesting of stock options and to continuation of salary and benefits for six months following a change of control.

  Legal Proceedings

        The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

  Agreements with Lenders

        Under the terms of some of FMC's contracts with key lender clients, FMC has an obligation to securitize loans originated by those lenders periodically, typically twice per year. FMC may agree with certain lenders to securitize more frequently in the future. If FMC does not honor these obligations, FMC may be required to pay liquidated damages, generally not to exceed 1% of the face amount of the loans available for securitization. FMC has complied with the terms of these contracts and, accordingly, no liability has been accrued.

  Capital Expenditures

        The Company has capital expenditure commitments for fiscal 2005 of approximately $846,000. Such expenditures are expected to relate to the expansion of the Company's facilities and improvement of its loan processing infrastructure.

(12) Concentrations

  TERI

        TERI is a private, non-profit Massachusetts corporation as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company's clients' private student loans. As of June 30, 2004, TERI has a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC's clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that FMC structures could increase.

  PHEAA

        There are currently seven TERI-approved loan servicers. The Company currently utilizes three of these servicers. Pennsylvania Higher Education Assistance Agency (PHEAA) currently services a majority of the loans for which the Company facilitates origination. This arrangement allows the Company to increase the volume of loans in the Company's clients' loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

  Significant Customers

        Processing fees from TERI represented approximately 19% and 23% of total service revenue during the year ended June 30, 2004 and 2003, respectively. Securitization related fees from NCSLT 2004 and NCSLT 2003 represented approximately 75% of total service revenue in fiscal 2004. Securitization related fees from NCMSLT represented approximately 71% of total service revenue in fiscal 2003. These securitization trusts purchased private student loans from several lenders including Bank One N.A., Bank of America N.A. and Charter One Bank N.A. The Company did not recognize more than 10% of total service revenue from any other customer.

(13) Income Taxes

        Components of income tax expense attributable to income from operations for the years ended June 30, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Current:
Federal	$21,022,812	$10,937,195	$31,550
State	6,564,015	2,446,271	10,320

Total current tax expense	27,586,827	13,383,466	41,870

Deferred:
Federal	19,983,059	6,815,312	6,124,633
State	5,959,841	2,315,610	1,013,525
Change in valuation allowance	—	—	(1,873,095)

Total deferred income tax expense	25,942,900	9,130,922	5,265,063

Income tax expense	$53,529,727	$22,514,388	$5,306,933

        The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense for the years ended June 30, 2004, 2003 and 2002:

	2004	2003	2002
Computed federal tax expense	$45,080,353	$18,904,600	$6,137,708
State tax, net of federal benefits	8,140,506	3,095,300	832,368
Change in valuation allowance	—	—	(1,873,095)
Other	308,868	514,488	209,952

Income tax expense	$53,529,727	$22,514,388	$5,306,933

        The tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 were as follows:

	2004	2003
Deferred tax assets:
Deferred compensation	$1,106,759	$—
Other	200,760	—

Total net deferred tax asset	1,307,519	—

Deferred tax liability:
Residual fees, net	(41,009,613)	(13,705,066)
Depreciation	(436,031)	(471,721)
Other	—	(219,198)

Total deferred tax liability	(41,445,644)	(14,395,985)

Net deferred tax liability	$(40,138,125)	$(14,395,985)

        Included in prepaid and other current assets at June 30, 2004 is prepaid income taxes of approximately $20.3 million. This prepaid income tax balance was primarily due to a tax benefit from employee stock option exercises at the time of the Company's follow-on offering in June 2004.

(14) Stockholders' Equity and Stock Options

  Equity Transactions

        In August 2003, the stockholders approved a 10-for-1 stock split which became effective on August 25, 2003. On October 9, 2003, the Board of Directors approved a 4-for-1 stock split to be effected as a stock dividend immediately prior to the Company's initial public offering. On October 29, 2003, the stockholders became entitled to payment of such stock dividend. All share data has been retroactively adjusted to reflect these stock splits.

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

        On July 9, 2002, 1,999,680 warrants related to a 1997 Rights Offering were exercised. A portion of the proceeds, amounting to $1.00 per share, was received in June 2002 and recorded as additional paid-in capital in the June 30, 2002 consolidated financial statements. Shares related to these warrants were issued during fiscal 2003 and the par value of the stock was reclassified from additional paid-in capital to common stock.

        An executive officer of the Company had an agreement with two principal stockholders of the Company relating to shares of common stock of the Company owned by these stockholders. Pursuant to this agreement, the executive officer earned non-cash compensation of $900,000 through June 30, 2003. On September 30, 2003, the agreement was terminated in exchange for vested options issued by these two principal stockholders. During the year ended June 30, 2004, the executive officer earned non-cash compensation of $1,642,373.

  Initial Public Offering

        In November 2003, an aggregate of 14,375,000 shares of the Company's common stock were sold in an initial public offering at a price of $16.00 per share, including:

  •
  7,906,250 shares sold by the Company;

  •
  6,468,750 shares sold by the Company's selling stockholders;

        Net proceeds of the initial public offering to the Company, after underwriting discounts and offering expenses, were approximately $115.1 million. The Company did not receive any of the proceeds of the sale of the shares sold by the selling stockholders.

  Follow-on Offering

        In June 2004, an aggregate of 7,406,312 shares of the Company's common stock were sold in a follow-on offering at a price of $36.50 per share. The Company did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock. Immediately prior to the offering, employees exercised options to purchase 2,044,390 shares of common stock. All shares of stock obtained from these exercises were sold during the follow-on offering. The Company received approximately $3 million from the exercise of these options. The Company incurred approximately $1.0 million in offering costs related to this offering which were recorded as general and administrative expense during the year ended June 30, 2004.

  Stock Options

        Under the 1996 Stock Option Plan (1996 Plan), the Company may grant either incentive stock options (pursuant to Section 422 of the Internal Revenue Code) or nonstatutory stock options to its officers and employees, and non-statutory stock options to consultants, for up to 7,000,000 shares of common stock. Prior to the Company's initial public offering, options had been granted at the discretion of the Stock Option Committee (the Committee), a sub-committee of the Board of Directors. The Committee also determined the terms of the option, the exercise price of the options, the terms of vesting and requirements of any other conditions to the grant or exercise of the options. Following the Company's initial public offering, the Company delegated its authority to administer the 1996 Plan to the Compensation Committee of the Board of Directors. Options granted under the 1996 Plan generally vest ratably over four years in five equal installments beginning on the date of grant, and the term of each incentive stock option granted under the 1996 Plan cannot exceed a period of ten years from the date of its grant. The 1996 Plan stipulates that the exercise price with respect to incentive stock options shall not be less than the fair market value of the stock on the day of grant as determined in good faith by the Committee. On May 16, 2002, the Board of Directors approved an increase in the number of shares of capital stock in the pool reserved for the 1996 Plan by 2,000,000 shares, and on April 7, 2003 the Board of Directors approved a further increase in the number of shares of capital stock in the pool by 1,000,000. The Company does not intend to grant additional stock options under the 1996 Plan. The Company intends to grant options in the future under the 2003 Stock Incentive Plan.

        Under the 2002 Director Stock Plan, the Company may grant Nonstatutory Stock Options to non-employee members of its Board of Directors for up to 200,000 shares of common stock. Under the terms of the 2002 Director Stock Plan, each non-employee director is granted an option to purchase 4,000 shares of common stock (i) as of the date of his or her initial election to the Board of Directors and (ii) annually on each September 20 (beginning September 20, 2003) if on that date the non-employee director shall have served on the Board of Directors for at least 180 days. The term of the option is ten years, and it is immediately exercisable. The exercise price is set at the closing price of the Company's common stock on the New York Stock Exchange on the last trading day immediately preceding the date of grant.

        In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under this plan. As of June 30, 2004, no options or awards had been issued under this plan.

        The following table summarizes information about stock options outstanding at June 30, 2004:

Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.68	480,000	2.29	$0.68	480,000	$0.68
$ 0.80	333,200	4.71	0.80	333,200	0.80
$ 1.00	354,780	6.15	1.00	265,980	1.00
$ 1.88	1,637,750	7.08	1.88	949,750	1.88
$ 5.00 - 7.00	741,960	8.33	5.85	158,760	5.57
$12.15 - 15.00	39,000	9.15	12.44	39,000	12.44

$ 0.50 - 7.00	3,586,690	6.41	2.47	2,226,690	1.80

        The following table presents stock option activity for the years ended June 30, 2004, 2003 and 2002:

	Number of options	Weighted- average exercise price Per share
Outstanding options at June 30, 2001	3,672,000	0.74
Granted	1,890,000	1.81
Exercised	—	—
Canceled	(52,000)	0.97

Outstanding options at June 30, 2002	5,510,000	1.11
Granted	1,008,000	5.89
Exercised	(64,000)	0.89
Canceled	(36,000)	1.00

Outstanding options at June 30, 2003	6,418,000	1.86
Granted	64,000	12.33
Exercised	(2,883,310)	1.33
Canceled	(12,000)	5.00

Outstanding options at June 30, 2004	3,586,690	2.47

(15) Fair Value of Financial Instruments

        The estimated fair value amounts below have been determined by using available quoted market information or other appropriate methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole.

        The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from the concentrations of ownership of a financial instrument. Because no active market exists for some of the Company's financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions, and other factors. The resulting estimates involve uncertainties and, therefore, cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates. The book values and fair values for the Company's financial instruments at June 30, 2004 and 2003 are as follows:

	2004		2003
	Book value	Fair value	Book value	Fair value
Assets:
Cash and other short term investments	$168,711,602	$168,711,602	$16,756,653	$16,756,653
Securities purchased under resale agreements	—	—	1,570,365	1,570,365
Service receivables	148,881,898	148,881,898	56,905,483	56,905,483
Liabilities:
Debt—TERI	6,003,753	5,954,769	6,674,020	7,127,143
Debt—other	9,178,576	9,166,505	283,850	281,167

Cash and other short-term investments

        The carrying values reported on the balance sheet for cash and other short-term investments approximate their fair values because of the short-term nature of these instruments.

Securities purchased under resale agreements

        The carrying values reported on the balance sheet for securities purchased under resale agreements approximate their fair values because of the short-term nature of these instruments.

Service receivables

        The carrying values reported on the balance sheet for service receivables equal their fair value.

Notes payable

        The fair value reported for notes payable is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company's estimated current incremental borrowing rate for similar borrowings of similar maturities.

(16) Unaudited Quarterly Information

        The table below summarizes unaudited quarterly information for each of the three months in the years ended June 30, 2004 and 2003:

	Three months ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	(in thousands, except share data)
Service revenue	$9,469	$77,523	$11,127	$101,141
Operating expenses	15,211	15,466	17,249	22,607
Other (income) expense, net	99	(43)	(78)	(53)
Income tax expense (benefit)	(2,764)	25,461	(2,478)	33,311

Net income (loss)	$(3,077)	$36,639	$(3,566)	$45,276

Net income (loss) per share:
Basic	$(.06)	$0.62	$(.06)	$.73
Diluted	(.06)	0.58	(.06)	.68

	Three months ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	(in thousands, except share data)
Service revenue	$6,352	$33,218	$15,629	$36,157
Operating expenses	8,528	8,301	8,409	10,651
Other expense, net	373	361	396	324
Income tax expense (benefit)	(953)	10,160	2,890	10,417

Net income (loss)	$(1,596)	$14,396	$3,934	$14,765

Net income (loss) per share:
Basic	$(.03)	$.27	$.07	$.28
Diluted	(.03)	.25	.07	.26

        The Company's quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that it structures. During fiscal 2004 and fiscal 2003, the Company facilitated securitizations in the second and fourth fiscal quarters. In addition, during the third quarter of fiscal 2003, NCMSLT utilized funds raised in the second quarter securitization to acquire additional student loans from the Company's clients, which generated service revenue for the Company in the third quarter. The trusts did not conduct a similar acquisition during the third quarter of fiscal 2004, and therefore the Company incurred a net loss during that quarter.

(17) Subsequent Events

Leases

        In August 2004, the Company entered into a non-cancelable operating lease for approximately 136,000 square feet of office space in Medford, MA. This lease expires in November 2011. This space will be used primarily for loan processing activities. The future minimum lease payments required under this lease for each of the five years subsequent to June 30, 2004 and thereafter are approximately as follows:

2005	—
2006	$2,161,187
2007	2,633,235
2008	2,820,917
2009	2,934,664
Thereafter	7,092,105

$17,642,108

Authorized Shares

        On August 10, 2004, the Company's Board of Directors approved a resolution to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. This resolution is subject to shareholder approval.

EXHIBIT INDEX

Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant
3.2	(1)	Amended and Restated By-laws of the Registrant
10.1	(1)†	Bank of America GATE Education Loan Program Umbrella Agreement (B of A) between the Registrant and Bank of America, N.A., dated April 30, 2001
10.2	(1)†	Note Purchase Agreement Bank of America GATE Loan Program between Bank of America, N.A. and the Registrant, dated April 30, 2001
10.3	(1)†	First Amendment to Program Agreements (BAGEL) among The Education Resources Institute, Inc., Bank of America, N.A. and the Registrant, dated March 1, 2002
10.4	(1)†	Amendment to First Amendment to Program Agreements (BAGEL) among Bank of America, National Association, the Registrant and The Education Resources Institute, Inc., dated as of March 1, 2002
10.5	(1)†
Second Amendment to Program Agreements (BAGEL) by and among Bank of America, National Association, the Registrant, The Education Resources Institute, Inc. and State Street Bank and Trust Company, dated January 10, 2003
10.6	(1)†
Third Amendment to Program Agreements by and among Bank of America, National Association, the Registrant, The Education Resources Institute, Inc. and U.S. Bank, N.A. (f/k/a State Street Bank and Trust Company), dated January 15, 2003
10.7	(1)
Fourth Amendment to Program Agreements by and among Bank of America, National Association, the Registrant, The Education Resources Institute, Inc. and U.S. Bank, N.A. (f/k/a State Street Bank and Trust Company), dated July 1, 2003
10.8	(1)†	Extension Agreement for CEDU prepGATE Loans between Bank of America, N.A. and the Registrant, dated May 1, 2001
10.9	(1)
Amendment to Guaranty, Loan Origination Agreement and Deposit and Security Agreement Bank of America GATE Education Loan Program among The Education Resources Institute, Bank of America, N.A., the Registrant and State Street Bank and Trust Company, dated May 1, 2001
10.10	(1)†	GATE Universal Loan Program Umbrella Agreement (Bank of America, N.A., among The National Collegiate Trust, the Registrant and Bank of America, N.A., dated March 7, 2003
10.11	(1)†	GATE Student Loan Program Umbrella Agreement (Bank of America NA) among the National Collegiate Trust, the Registrant and Bank of America NA, dated June 1, 1996, as amended
10.12	(1)†	Note Purchase Agreement between Bank of America, N.A. and the Registrant, dated June 30, 2003
10.13	(1)	Bank of America Direct to Consumer Loan Program: Umbrella Agreement between the Registrant and Bank of America, N.A., dated June 30, 2003
10.14	(1)†	Amended and Restated Note Purchase Agreement Education One Loan Program between Bank One, National Association and the Registrant, dated May 1, 2002, as amended
10.15	(1)†	Amendment to Program Agreements Bank One, N.A. (Education One Loan Program) among Bank One, N.A., the Registrant and The Education Resources Institute, Inc., dated April 1, 2003

10.16	(1)†	Amendment to Program Agreements (Bank One's Corporate Advantage Loan Programs) among Bank One, National Association, the Registrant, The Education Resources Institute and U.S. Bank, N.A.
10.17	(2)††	Note Purchase Agreement between Charter One Bank, N.A. and the Registrant, dated May 15, 2002, as amended
10.18	(2)††	Marketing Agreement among Charter One Bank, N.A., Collegiate Funding Services LLC and the Registrant, dated May 15, 2002
10.19	(1)†	Alternative Servicing Agreement between Pennsylvania Higher Education Assistance Agency and the Registrant, dated October 16, 2001, as amended
10.20	(1)†	Master Loan Guaranty Agreement between The Education Resources Institute, Inc. and the Registrant, dated February 9, 2001
10.21	(1)†
Master Servicing Agreement between The Education Resources Institute, Inc. and First Marblehead Education Resources, Inc., dated July 1, 2001. The Registrant joins in the agreement for the limited purposes set forth therein
10.22	(1)†	Marketing Services Agreement between The Education Resources Institute, Inc. and TERI Marketing Services, Inc., dated July 1, 2001
10.23		Assignment and Assumption Agreement among The Education Resources Institute, Inc., TERI Marketing Services, Inc. and First Marblehead Education Resources, Inc., dated as of January 1, 2004.
10.24	(1)†
Database Sale and Supplementation Agreement among The Education Resources Institute, Inc. and First Marblehead Education Resources, Inc., dated June 20, 2001. The Registrant joins in the Agreement for the limited purposes set forth therein
10.25	(1)†	Software Development Agreement by and between V-Tek Systems Corporation and the Registrant, dated July 1, 2003
10.26	(1)	Assignment Agreement between V-Tek Systems Corporation and the Registrant, dated July 8, 2003
10.27	(1)†	Origination Services Agreement by and between V-Tek Systems Corporation and the Registrant, dated July 1, 2003
10.28	(1)	Origination Services Agreement by and between Bank of America, N.A. and the Registrant, dated July 1, 2003
10.29	(1)#	1996 Stock Option Plan, as amended to date
10.30	(1)#	2002 Director Stock Plan
10.31	#	Form of Nonstatutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan
10.32	(1)#	2003 Employee Stock Purchase Plan
10.33	(1)#	2003 Stock Incentive Plan
10.34	#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan
10.35	(1)	Commercial Lease between Little Harbor Realty Limited Partnership and the Registrant for 30 Little Harbor, 2nd Floor, Marblehead, MA, dated November 29, 2000
10.36	(1)	Commercial Lease between Little Harbor Realty Limited Partnership and the Registrant for 30 Little Harbor, 1st Floor, Marblehead, MA, dated November 29, 2000

10.37	(1)	Commercial Lease between Little Harbor Realty Limited Partnership and the Registrant for 30 Little Harbor, 1st Floor, Marblehead, MA, effective as of February 1, 2002
10.38	(2)	Amended and Restated Standard Form Commercial Lease between OMV Associates Limited Partnership and the Registrant for 31 St. James Avenue, Boston, MA, dated February 18, 2004
10.39	(1)	Indenture of Lease between BP. Prucenter Acquisition LLC and the Registrant, dated September 5, 2003
10.40		Commercial Lease between Cabot Road Partners, LLC and the Registrant for One Cabot Road, Medford, MA dated August 13, 2004.
10.41	(1)	Shareholders Agreement among the Registrant and the Stockholders of the Registrant named therein, dated as of December 21, 1995
10.42	(1)#	Letter Agreement between the Registrant and John Hupalo, dated February 24, 2003
10.43	(1)#	Letter Agreement between the Registrant and Donald Peck, dated April 10, 2003
10.44	(1)
Loan and Security Agreement among the Registrant, First Marblehead Data Services, Inc., First Marblehead Education Resources, Inc., Gate Holdings, Inc. and TERI Marketing Services, Inc. as Borrowers, and Fleet National Bank, as Lender, dated August 28, 2003
10.45	(1)#	Letter Agreement among Messrs. Ralph James, Stephen Anbinder and Daniel Maxwell Meyers
10.46	(1)#	Option Agreement among the Registrant, Stephen E. Anbinder and Ralph M. James, dated September 30, 2003
10.47	(1)#	Option Agreement among the Registrant, Daniel Maxwell Meyers and Ralph M. James, dated September 30, 2003
21.1		List of Subsidiaries
23.1		Consent of KPMG LLP
31.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the exhibits to the Registrant's registration statement on Form S-1 (File No. 333-108531).

(2)
Incorporated by reference to exhibits to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

†
Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

††
Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

#
This Exhibit is a management contract or compensatory plan.

QuickLinks

THE FIRST MARBLEHEAD CORPORATION ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended June 30, 2004 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Executive Officers
  Item 1B. Code of Conduct
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
APPENDIX A
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2004 and 2003
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years ended June 30, 2004, 2003 and 2002
THE FIRST MARBLEHEAD CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years ended June 30, 2004, 2003 and 2002
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended June 30, 2004, 2003 and 2002
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004, 2003 and 2002
EXHIBIT INDEX