Form 10-Q
period 2004-09-30
FIRST MARBLEHEAD CORP
filed 2004-11-12
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31825

The First Marblehead Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3295311
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Prudential Tower 800 Boylston Street, 34th Floor Boston, Massachusetts	02199-8157
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 638-2000

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

Yes ☐ No ☒

As of October 31, 2004, the registrant had 64,628,579 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2004	June 30, 2004

ASSETS
Cash and other short-term investments	$146,079	$168,712

Service receivables:
Structural advisory fees	24,703	34,334
Residuals	111,955	108,495
Processing fees from The Education Resources Institute (TERI)	6,427	6,052
	143,085	148,881

Other receivables	2,033	438

Property and equipment	16,429	15,146
Less accumulated depreciation and amortization	(5,238)	(4,315)
Property and equipment, net	11,191	10,831

Goodwill	3,176	3,176
Intangible assets, net	3,058	3,180
Prepaid and other current assets	27,343	23,030
Other assets	1,808	1,808

Total assets	$337,773	$360,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,431	$26,285
Net deferred tax liability	41,556	40,138
Notes payable and capital lease obligations	1,765	9,179
Notes payable to TERI	5,830	6,004
Other liabilities	323	314
Total liabilities	63,905	81,920
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 64,446,739 and 63,975,000 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	644	640
Additional paid-in capital	164,652	163,572
Retained earnings	108,572	113,924
Total stockholders’ equity	273,868	278,136

Total liabilities and stockholders’ equity	$337,773	$360,056

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,
	2004	2003

Service revenue:
Structural advisory fees	$619	$(278)
Residuals	3,460	1,594
Administrative and other fees	968	313
Processing fees from TERI	17,357	7,840
Total service revenue	22,404	9,469

Operating expenses:
Compensation and benefits	14,880	8,872
General and administrative expenses	16,959	6,339
Total operating expenses	31,839	15,211
Loss from operations	(9,435)	(5,742)
Other (income) expense:
Interest expense	119	120
Interest income	(482)	(21)
Total other (income) expense, net	(363)	99
Loss before income tax benefit	(9,072)	(5,841)
Income tax benefit	(3,720)	(2,764)
Net loss	$(5,352)	$(3,077)

Net loss per share, basic	$(0.08)	$(0.06)
Net loss per share, diluted	(0.08)	(0.06)
Weighted average shares outstanding, basic	64,321	53,326
Weighted average shares outstanding, diluted	64,321	53,326

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2004	$640	$163,572	$113,924	$278,136

Options exercised	4	481	—	485
Stock purchases through employee stock purchase plan	—	550	—	550
Tax benefit from employee stock options	—	49	—	49
Net loss	—	—	(5,352)	(5,352)
Balance at September 30, 2004	$644	$164,652	$108,572	$273,868

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(5,352)	$(3,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	923	396
Amortization	309	280
Tax benefit from employee stock options	49	—
Non-cash compensation	—	1,642
Change in assets/liabilities:
(Increase) decrease in processing fees from TERI and other receivables	(1,969)	462
Decrease in structural advisory fees	9,631	278
(Increase) in residuals	(3,460)	(1,594)
(Increase) in prepaid and other current assets	(4,313)	(1,092)
Increase (decrease) in net deferred tax liability	1,418	(502)
(Decrease) in accounts payable, accrued expenses and other liabilities	(11,846)	(3,063)
Net cash used in operating activities	(14,610)	(6,270)
Cash flows from investing activities:
Purchases of property and equipment	(1,283)	(1,142)
Payments to TERI for loan database updates	(187)	(187)
Net cash used in investing activities	(1,470)	(1,329)
Cash flows from financing activities:
Repayment of notes payable due to TERI	(174)	(164)
Repayment of notes payable and capital lease obligations	(7,414)	(40)
Proceeds from capital lease obligations	—	148
Stock options exercised	1,035	277
Net cash provided by (used in) financing activities	(6,553)	221
Net decrease in cash and other short-term investments	(22,633)	(7,378)
Cash and other short-term investments, beginning of period	168,712	18,327
Cash and other short-term investments, end of period	$146,079	$10,949

Supplemental disclosures of cash flow information:
Interest paid	$369	$120

Income taxes paid	$—	$6,435

Supplemental disclosure of non-cash activities:
Structural advisory fees and residuals	$4,079	$1,316

Non-cash compensation	$—	$1,642

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company), which was incorporated under the laws of the State of Delaware on August 13, 1994, provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on the primary and secondary school market. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company also receives fees for administrative services that it provides to the discrete trust vehicles that the Company forms for securitizations it facilitates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2004. Certain prior period amounts have been reclassified to conform with current period presentation.

Student Loan Market Seasonality and Revenue Related to Securitization Transactions

Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process increased volume of loan applications during December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from TERI that the Company earns in a particular quarter.

The Company did not conduct a securitization transaction during the first quarter of either fiscal 2005 or fiscal 2004. Therefore, during the first quarters of fiscal 2005 and fiscal 2004, the Company did not generate any structural advisory fees or residuals from new securitization transactions. The Company closed a securitization transaction in October 2004 and expects to close securitization transactions in the third and fourth quarters of fiscal 2005.

Concentrations

TERI

The Education Resources Institute, Inc. (TERI) is a private, not-for-profit Massachusetts corporation as described under section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of September 30, 2004, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance or structuring other credit enhancements for structuring the asset-backed securitizations increase.

PHEAA

As of September 30, 2004, there were eight TERI-approved loan servicers, all of which were utilized by the Company. As of September 30, 2004, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitated origination. The Company’s use of third-party loan servicers allows the Company to increase the volume of loans in its clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

During the three month periods ended September 30, 2004 and 2003, processing fees from TERI represented approximately 77% and 83%, respectively, of total service revenue. The Company did not recognize more than 10% of total service revenue from any other customer.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions.

On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results of operations. The Company regards an accounting estimate or assumption underlying its financial statements to be a critical accounting estimate where:

•     the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•     the impact of the estimates and assumptions on the Company’s financial condition or operating performance is material.

The Company believes that its accounting policies involving the recognition and valuation of the Company’s service revenue related to the securitizations that it structures for its clients, as well as the valuation of goodwill and intangible assets, fit the definition of critical accounting estimates. The Company also considers its policy with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates to be a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates”.

(2)                                 Stock Options

The Company uses the intrinsic value method to account for stock options and provides pro forma net earnings disclosures as if the fair-value-based method had been applied.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net loss and net loss per share for the three month periods ended September 30, 2004 and 2003, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, are as follows:

	Three months ended September 30,
	(in thousands, except per share data)
	2004	2003

Net loss—as reported	$(5,352)	$(3,077)
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(738)	(243)

Net loss—pro forma	$(6,090)	$(3,320)

Net loss per share—basic—as reported	$(0.08)	$(0.06)
Net loss per share—basic—pro forma	$(0.09)	$(0.06)
Net loss per share—diluted—as reported	$(0.08)	$(0.06)
Net loss per share—diluted—pro forma	$(0.09)	$(0.06)

(3)                                 Net Income/(Loss) per Share

As of September 30, 2004, there were options to purchase 3,179,450 shares of the Company’s common stock outstanding.  As of September 30, 2003, there were options to purchase 6,070,240 shares of the Company’s common stock outstanding. The Company has not included these options in the computation of diluted net income per share for the three months ended September 30, 2004 or 2003, as their effects would have been antidilutive.

(4)                                 Service Receivables

Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loans, net of prepayment, default and recovery estimates. The fees are paid to the Company from the various separate securitization trusts established by The National Collegiate Trust (NCT trusts), from The National Collegiate Master Student Loan Trust I (NCMSLT) and The National Collegiate Student Loan Trust 2003-1 (NCSLT 2003) and from The National Collegiate Student Loan Trust 2004-1 (NCSLT 2004-1). Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, on TERI’s behalf.

The Company did not conduct any securitization transactions in the first quarter of either fiscal 2005 or fiscal 2004. The Company does, on a quarterly basis, update its estimate of the present value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their present value, and any changes to the trust performance metrics that the Company considers in its present value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate (LIBOR) rates.

For the NCT trusts, NCMSLT, NCSLT 2003 and NCSLT 2004-1 the Company made no changes in its assumptions regarding default rates, prepayment rates and recovery rates in the first quarter of either fiscal 2005 or 2004.

The Company uses an implied forward LIBOR curve to estimate trust cash flows. During the three month period ended September 30, 2004, the implied forward LIBOR curve decreased and flattened. This decrease resulted in a decrease in the interest to be capitalized on the underlying student loan assets during their respective deferment periods, which decreases the balance on which the Company expects to charge its 15 basis points per year of additional structural advisory fees over the life of the trust, and therefore decreases the fair market value of the structural advisory fees receivable. However, the flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the fair market value of residuals receivable during the period. The impact of changing LIBOR rates during the three month period ended September 30, 2003 did not have a material impact on the fair market value of these receivables during that period.

The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1, 2004 to September 30, 2004, this rate decreased by 46 basis points from

6.58% to 6.12%. From July 1, 2003 to September 30, 2003, this rate increased by 62 basis points from 5.33% to 5.95%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of the Company’s structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company’s estimate of their fair market value. In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader commercial mortgage-backed securities (CMBS) market. We believe that the 12% discount rate we use is appropriate given the expected 24-year life of the trust assets and residuals.

The following table summarizes the changes in the structural advisory fees receivable for the three month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	(in thousands)
	2004	2003

Fair value at beginning of period	$24,084	$10,785
Additions from structuring new securitizations	—	—
Fair market value adjustments	619	(278)
Fair value at end of period	$24,703	$10,507

The following table summarizes the changes in the residuals receivable for the three month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	(in thousands)
	2004	2003

Fair value at beginning of period	$108,495	$43,600
Additions from structuring new securitizations	—	—
Fair market value adjustments	3,460	1,594
Fair value at end of period	$111,955	$45,194

The principal balance of loans facilitated and available to the Company for later securitization at September 30, 2004 and June 30, 2004 totaled $1.15 billion and $276.1 million, respectively.

The effect on the fair market value of the structural advisory fees and residuals receivables based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at September 30, 2004, and changes in the assumed spread between one month LIBOR rates and the auction rates which are based on .05% and .10% changes, from the assumed levels for each key assumption are as follows:

(dollars in thousands)

Structural advisory fees receivables, September 30, 2004	$24,703

Default rate		Default rate
+10%	$(184)	-10%	$186
+20%	(376)	-20%	369
Default recovery rate		Default recovery rate
+10%	—	-10%	(185)
+20%	201	-20%	(185)
Prepayment rate		Prepayment rate
+10%	(631)	-10%	663
+20%	(1,230)	-20%	1,357
Discount rate		Discount rate
+10%	(978)	-10%	1,037
+20%	(1,917)	-20%	2,129
Forward LIBOR rates		Forward LIBOR rates
+1%	722	-1%	(891)
+2%	1,653	-2%	(1,252)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	—	-.05%	—
+.10%	3	-.10%	(1)

(dollars in thousands)

Residuals receivables, September 30, 2004	$111,955

Default rate		Default rate
+10%	$(2,615)	- 10%	$834
+20%	(6,622)	- 20%	1,616
Default recovery rate		Default recovery rate
+10%	630	- 10%	(747)
+20%	830	- 20%	(1,753)
Prepayment rate		Prepayment rate
+10%	(5,305)	- 10%	5,563
+20%	(10,361)	- 20%	11,405
Discount rate		Discount rate
+10%	(10,686)	- 10%	11,983
+20%	(20,096)	- 20%	25,520
Forward LIBOR rates		Forward LIBOR rates
+1%	4,123	- 1%	$(4,237)
+2%	8,050	- 2%	(5,673)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	(2,012)	-.05%	2,012
+.10%	(4,021)	-.10%	4,027

(5)                                 Related Party Transaction

At September 30, 2004 and June 30, 2004, Milestone Capital Management (MCM), an institutional money management firm, was managing approximately $133.9 million and $145.2 million, respectively, of cash and other short-term investments for the Company and charging its standard fees for its services. One of the Company’s directors is a director of MCM. Members of the director’s immediate family own approximately 40% of MCM’s outstanding equity.

(6)                                 Borrowings from Related Parties

(a)  Line of Credit

The Company entered into a $975,000 revolving line of credit with a bank effective April 24, 2002. The line of credit matured on April 24, 2003 and was renewed through December 31, 2003 subject to the same terms and conditions, with interest payable at the greater of 6% or 1% above the highest published Wall Street Journal prime rate. The terms of the line of credit required that: the Company maintain accurate books and records; the assets be free of all liens, encumbrances and financing not approved by the lender; and when there was a balance outstanding under the line, no dividends or payments of principal and interest on any loans held by any guarantor, officer, director or stockholder could be made. A member of the board of directors of the Company is also a director and significant stockholder of a company that owns the bank. The Company believes that the line of credit was on substantially the same terms as those prevailing at the same time for comparable transactions with third parties. The Company did not renew this credit facility upon expiration. The Company had no amounts outstanding under this line of credit at June 30, 2003 or any time thereafter.

(b)  Notes Payable to TERI

In connection with the Company’s acquisition of TERI’s loan processing operations in June 2001, the Company entered into a note payable agreement with TERI on June 20, 2001, amounting to $3.9 million, $2.0 million of which related to the acquisition of TERI’s software and network assets and $1.9 million of which related to the Company’s acquisition of a workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets and workforce-in-place intangible assets. The outstanding balance of this note payable at September 30, 2004 and June 30, 2004 amounted to $2.9 million and $3.0 million, respectively.

The Company also entered into a second note payable with TERI on June 20, 2001, amounting to $4.0 million, to fund the Company’s acquisition of TERI’s loan database in June 2001. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable was approximately $3.0 million at September 30, 2004 and June 30, 2004.

(7)                                 Other Borrowings

(a)   Revolving Line of Credit

On August 28, 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. Fleet National Bank was recently acquired by Bank of America, and our agreement has been assigned to Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company’s option, at the Bank’s prime rate or LIBOR plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. This agreement restricts the Company’s ability to pay cash dividends in the event it is in default. No amounts were outstanding under this revolving line of credit at September 30, 2004 or June 30, 2004. The proceeds, if any, will be used for working capital and general corporate purposes. Bank of America has also issued on the Company’s behalf a letter of credit in the amount of $0.5 million in lieu of security deposits for the lease of office space. Third party beneficiaries have not drawn upon this revolving credit facility. This letter of credit reduces the amount the Company may borrow under this revolving credit facility.

(b)   Note Payable Related to December 2003 Securitization

In December 2003, the Company received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of the Company’s December 2003 securitization.  The Company agreed to repay this note with the first $7.25 million of the $10.25 million up-front structural advisory fee that it received in July 2004 in connection with the December 2003 securitization.  This note was further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization as well as $700,000 of restricted cash. The note was paid in full in July 2004.

(8)                                 Stockholders’ Equity

Initial Public Offering

In November 2003, an aggregate of 14,375,000 shares of the Company’s common stock were sold in an initial public offering at a price of $16.00 per share, including:

•                  7,906,250 shares sold by the Company; and

•                  6,468,750 shares sold by the Company’s selling stockholders.

Net proceeds of the initial public offering to the Company, after underwriting discounts and offering expenses, were approximately $115.1 million. The Company did not receive any of the proceeds from the selling stockholders.

Follow-on Offering

In June 2004, an aggregate of 7,406,312 shares of the Company’s common stock were sold in a follow-on public offering at a price of $36.50 per share. The Company did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock. Immediately prior to the follow-on offering, employees participating in the offering exercised options to purchase 2,044,390 shares of common stock which were then sold in the offering. The Company received approximately $3.0 million in the aggregate in payment of the exercise prices for these options. The Company incurred approximately $1.0 million in offering costs related to this offering, which were recorded as general and administrative expenses during the fourth quarter of the fiscal year ended June 30, 2004.

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

Authorized Shares

In July 2003, the Board of Directors approved, and in August 2003 the stockholders approved, an increase in the total number of authorized shares of common stock from 14,280,440 to 25,000,000. In October 2003, the Board of Directors and stockholders approved an increase in the total number of authorized shares of common stock from 25,000,000 to 100,000,000. On August 10, 2004, the Company’s Board of Directors approved a resolution to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. This resolution is subject to stockholder approval. Also, see “Stock Splits” below.

2002 Director Stock Plan

In September 2002, the Board of Directors approved, and in August 2003, the Company’s stockholders approved, the 2002 Director Stock Plan and reserved 200,000 shares of common stock for issuance to the Company’s non-employee directors.  As of September 30, 2004, options to purchase 64,000 shares of common stock have been issued under this plan.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under this plan. As of September 30, 2004, no options had been issued under this plan.

Stock Splits

In August 2003, the stockholders approved a 10-for-1 stock split which became effective on August 25, 2003. In October 2003, the Board of Directors approved a 4-for-1 stock split to be effected as a stock dividend immediately prior to the effectiveness of the initial public offering. On October 29, 2003, the stockholders became entitled to payment of such stock dividend. All prior period share data have been retroactively adjusted to reflect these stock splits.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400,000 shares of common stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Company’s common stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. Prior to June 30, 2004, no shares had been issued under this plan. During July 2004, 40,499 shares were issued under the Stock Purchase Plan.

(9)  Pension Plan

FMER has a non-contributory defined benefit pension plan that covers substantially all FMER employees. The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s consolidated financial statements for the three month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003
Components of net periodic pension cost:
Service cost	$157,538	148,989
Interest on projected benefit obligations	62,030	52,574
Loss recognized	8,980	17,466
Expected return on plan assets	(42,248)	(34,439)
Net periodic pension cost	$186,300	$184,590

Employer Contributions

During the three months ended September 30, 2004, the Company made contributions of $300,000 to FMER’s defined benefit pension plan. The Company expects to make additional aggregate contributions of approximately $300,000 during the remainder of fiscal year 2005.

(10)                          New Accounting Pronouncements

Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applied FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

On December 24, 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R has replaced FIN No. 46.  At September 30, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on the Company’s consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the first calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140.  The Company is monitoring the status of this Exposure Draft to assess its impact on its consolidated financial statements.

(11) Subsequent Events

Leases

In October 2004, the Company entered into two non-cancelable operating leases, each for approximately 26,000 square feet of office space at different locations in Boston, MA. The first lease expires in March 2014. The space from the first lease will be used to expand the Company’s corporate offices. The second lease expires in April 2014. The space from the second lease will be used to expand the Company’s loan processing facilities and information technology infrastructure. The future minimum lease payments required under these new leases for each of the five fiscal years subsequent to June 30, 2004 and thereafter are approximately as follows:

(in thousands)

2005	$559
2006	1,759
2007	1,759
2008	1,759
2009	1,780
Thereafter	9,696
$17,312

Restricted Stock Units

On October 26, 2004, the Company’s board of directors granted an aggregate of 70,000 restricted stock units (Units) under the Company’s 2003 Stock Incentive Plan to certain executive officers and members of the Company’s management. Each Unit represents the right to receive in the future one share of the common stock of the Company, subject to certain terms and conditions. The Units will vest as to one-third of the original number of Units granted on each of the third, fourth and fifth anniversaries of the recipient’s first date of employment.

Renewal of TERI Agreement

On October 26, 2004, the board of directors of the Company authorized the renewal, for an additional term through June 2011, of the Database Sale and Supplementation Agreement with TERI. The Company currently pays a monthly purchase fee of $62,294 as consideration for the right to receive updates and queries to a loan database acquired from TERI in June 2001. These payments commenced in July 2001 and will be paid through June 2007 under the original terms of the agreement. Under the terms of the renewal, beginning in July 2007 and through June 2011, the Company’s monthly purchase fee will be reduced to $20,627.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes included elsewhere in this filing. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to the factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.

Executive Summary

Overview

We provide outsourcing services for private education lending in the United States. We provide services in connection with each of the five typical phases of the student loan lifecycle, offering our clients a single point of interface for:

•                  program design and marketing;

•                  borrower inquiry and application;

•                  loan origination and disbursement;

•                  loan securitization; and

•                  loan servicing.

We receive fees for the services we provide in connection with both processing our clients’ private student loans and structuring and administering securitizations of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans.

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

We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During the first quarter of fiscal 2005, we processed approximately 375,000 loan applications and facilitated $1.03 billion in loans at over 4,400 schools. During all of fiscal 2004, we processed over 560,000 loan applications and facilitated $1.8 billion in loans at over 4,800 schools. We have provided structural, advisory and other services for 23 securitization transactions since our formation in 1991.

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

During fiscal 2004, we securitized both private label loans and GATE loans. During fiscal 2004, our private label programs contributed $191.1 million, or 96%, of our total service revenue, while our GATE programs contributed $8.2 million, or 4%, of our total service revenue.

In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with The Education Resources Institute, Inc., or TERI, the nation’s oldest and largest guarantor of private student loans. We acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI’s staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we entered into with TERI in 2001, we also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans, and a right of first refusal to guarantee our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.  In addition, we entered into a supplement to the master loan guaranty agreement, providing TERI with an option to adjust once per fiscal year the amount of its guaranty fee that is held in a collateral reserve for guaranty claims, with a corresponding reduction from 25 percent to 20 percent in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trust.  TERI has made such an election for the fiscal year ending June 30, 2005.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. We facilitated the securitization of $1.25 billion of student loans during fiscal 2004, up from $560 million during fiscal 2003.

During the first quarter of fiscal 2005, we facilitated approximately 108,000 loans in an aggregate principal amount of approximately $1.03 billion. Approximately $868 million of this amount was available to us for securitization. During the first quarter of fiscal 2004, we facilitated approximately 68,000 loans in an aggregate principal amount of approximately $621 million. Approximately $477 million of this amount was available to us for securitization. During fiscal 2004, we facilitated approximately 200,000 loans in an aggregate principal amount of approximately $1.8 billion. Approximately $1.38 billion of this amount was available to us for securitization.

The dollar volume of the loans that we facilitated in the first quarter of fiscal 2005 increased 66% as compared to the first quarter of fiscal 2004. The loans that we facilitated that are available to us for securitization increased 82% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of TERI-guaranteed loans, we generally enter into agreements with the private label lenders, and Bank of America, N.A. in the case of GATE programs, giving us the exclusive right to securitize the loans that they do not intend to hold, and we receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on these structural advisory fees and residuals. We discuss the manner in which we recognize them in our revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services, but do not have the exclusive right to securitize the loans that they originate.

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

•                  our critical accounting policies and estimates;

•                  borrower default rates; and

•                  prepayment rates on private student loans, including prepayments through loan consolidation.

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. In October 2004, we closed a securitization transaction.  The revenue from this securitization transaction will be included in our financial results for the second quarter of fiscal 2005.  As of November 1, 2004, we have utilized the following special purpose entities for the securitizations we have structured:

•                  The National Collegiate Student Loan Trust 2004-2, or NCSLT 2004-2, was formed in October 2004 to purchase exclusively TERI-guaranteed private label loans.

•                  The National Collegiate Student Loan Trust 2004-1, or NCSLT 2004-1, was formed in May 2004 to purchase exclusively TERI-guaranteed private label loans.

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

We receive several types of fees in connection with our securitization services:

Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

•                  Up-front.  We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or soon thereafter. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers, as needed. In securitizations we facilitated in fiscal years 2004 and 2003, these fees have ranged from 4.7% to 7.0% of the principal and accrued interest of the loans securitized; and

•                  Additional.  We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loan. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

Residuals.  We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and entitles us to receive:

•                  in connection with the securitizations in NCSLT 2004-2, 80% of the residual cash flows once a parity ratio of 103.0% is reached and maintained;

•                  in connection with the securitizations in NCSLT 2004-1 and NCSLT 2003, 75% of the residual cash flows once a parity ratio of 103.0% is reached and maintained;

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

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. We contributed no capital to NCSLT 2004-2, NCSLT 2004-1, NCSLT 2003 or NCMSLT, the trusts that have securitized solely TERI-guaranteed private label loans. In connection with the three most recent securitizations of GATE loans in the NCT trusts, in order to accommodate a limited number of schools, we invested in the aggregate approximately one-third of our GATE-related up-front structural advisory fees to eliminate the risk exposure of those schools. These investments, which reduced our up-front structural advisory fees that would have been recognized in these periods, totaled $1.3 million, $2.0 million and $1.8 million in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, our investment comprised 1.5% of our total up-front structural advisory fees. In exchange for these investments, we received the rights to the residual interest that these schools would otherwise hold in the trust and accounted for these rights as residuals, consistent with the manner in which we account for our other residuals. The value of these residual interests is primarily affected by the loan performance at each school. In the case of securitizations in NCSLT 2004- 2, NCSLT 2004-1, NCSLT 2003 and NCMSLT, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts, we currently expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization.

Administrative and other fees.  Our administrative and other fees represent primarily the administrative fees we receive from the trusts for their daily management and for the services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. We receive fees ranging from 5 to 20 basis points per year of the student loan balance in the trust. In addition, in connection with some securitizations, we receive other fees from originating lenders when their loans are purchased by the securitization trust although these fees have not been material and we do not expect them to be material in the future. We also record as administrative and other fees the reimbursement we receive for certain call center costs. These fees were approximately $0.3 million for the first quarter of fiscal 2005. These fees were not material during the prior year period. The increase in these fees is primarily due to the increase in loan facilitations.

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

We are required to measure the additional structural advisory fees and residuals like investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivables on our balance sheet at fair value using a discounted cash flow model. We estimate the fair value both initially and at each subsequent quarter and reflect the change in value in earnings for that period.

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use certain key assumptions to estimate their values. See “Application of Critical Accounting Policies and Estimates—Service Revenue.”

We recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services.

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. During fiscal 2004 and fiscal 2003, we facilitated securitizations in the second and fourth fiscal quarters. We closed a securitization transaction in October 2004 and expect to close additional securitization transactions in the third and fourth quarters of fiscal 2005. The following table sets forth our quarterly service revenue and net income (loss) for the first quarter of fiscal 2005 and for each of the quarters of fiscal 2004:

First quarter fiscal 2005
(in thousands)
Service revenue	$22,404
Net loss	(5,352)

	2004 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$9,469	$77,523	$11,127	$101,141
Net (loss) income	(3,077)	36,639	(3,566)	45,276

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

Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the year ended June 30, 2004, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission on September 15, 2004. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

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

Service Revenue

For a discussion of our revenue recognition policy, see “—Recognition and Valuation of Service Revenue.”

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

The following table shows the loan performance assumptions for the life of each trust at September 30, 2004, except for NCSLT 2004-2 which includes loan performance assumptions for the life of the trust as of October 28, 2004, the date of the securitization transaction for this trust:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCSLT 2004-2	Private label	9.12%	40%	7%	6.00%	12%
NCSLT 2004-1	Private label	8.76	40	7	6.12	12
NCSLT 2003	Private label	9.06	40	7	6.12	12
NCMSLT	Private label	8.08	40	7	6.12	12
NCT trusts	Private label	7.11	46	7	6.12	12
NCT trusts	GATE	23.23	47	4	6.12	12

In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. For example, approximately five percent of the loans securitized in NCSLT 2004-2, three percent of the loans securitized in NCSLT 2004-1 and four percent of the loans securitized in NCSLT 2003 represent a new product line offered beginning in fiscal 2003 by some of our private label clients. This new product line includes co-signed loans for which the co-signer has a lower Fair, Isaac and Company, or FICO, credit score, between 625 and 644, than our other tiered products, which require a FICO score of 645 or above. We worked, in consultation with TERI and our bank clients, to structure and price this loan product to reflect its increased default risk. Accordingly, the interest rate being charged on these loans and the segregated reserves that TERI provided to NCSLT 2004-2, NCSLT 2004-1 and NCSLT 2003 to cover projected default exposure on these loans are greater than those provided for our clients’ other loan products. Although the inclusion of these new loans contributed to estimated overall default rates for NCSLT 2004-2, NCSLT 2004-1 and NCSLT 2003 that are 104 basis points, 68 basis points and 98 basis points higher, respectively, than what we estimated for NCMSLT, the average FICO score for loans in each of the trusts remained above 700.

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

At September 30, 2004, we used a 6.12% discount rate for valuing structural advisory fees, as compared to a 6.58% discount rate at June 30, 2004. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows. At September 30, 2004, we used a 10 basis point spread over LIBOR to project the cost of funding the senior auction rate notes in the trusts. This compares with an average spread during the twelve months ended September 30, 2004 of 11.5 basis points and an average spread during the twelve months ended June 30, 2004 of 7.3 basis points.

Other than changes in the discount rate to be applied to structural advisory fees, we did not change any other loan performance assumptions regarding default rates, recovery rates, CPR rates or discount rates in valuing these projected cash flows during the first quarter of fiscal 2005.

We used a 4% prepayment rate to value the 2004 GATE loan securitizations.

Sensitivity analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because essentially all credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. Also, in the case of securitizations of GATE loans in which we have invested a portion of our up-front structural advisory fees, increases in estimates of defaults would reduce the value of our residual interests because amounts that we would otherwise receive as residual interests would be applied to the defaults. LIBOR is the reference rate for the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trust.

The following tables show the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2004 based on changes in these loan performance assumptions:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$19,954	$19,852	$19,747	$19,644	$19,533
GATE loan trusts(1)	5,118	5,037	4,956	4,875	4,794
Total	$25,072	$24,889	$24,703	$24,519	$24,327
Change in receivables balance:	1.50%	0.75%		(0.74)%	(1.52)%
Default recovery rate:
Private label loan trusts	$19,691	$19,691	$19,747	$19,747	$19,808
GATE loan trusts(1)	4,827	4,827	4,956	4,956	5,096
Total	$24,518	$24,518	$24,703	$24,703	$24,904
Change in receivables balance:	(0.75)%	(0.75)%		0.00%	0.81%
Annual constant prepayment rate (CPR):
Private label loan trusts	$20,898	$20,307	$19,747	$19,216	$18,713
GATE loan trusts(1)	5,162	5,059	4,956	4,856	4,760
Total	$26,060	$25,366	$24,703	$24,072	$23,473
Change in receivables balance:	5.49%	2.68%		(2.55)%	(4.98)%
Discount rate:
Private label loan trusts	$21,492	$20,597	$19,747	$18,948	$18,184
GATE loan trusts(1)	5,340	5,143	4,956	4,777	4,602
Total	$26,832	$25,740	$24,703	$23,725	$22,786
Change in receivables balance:	8.62%	4.20%		(3.96)%	(7.76)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$18,816	$19,052	$19,747	$20,398	$21,122
GATE loan trusts(1)	4,635	4,760	4,956	5,027	5,234
Total	$23,451	$23,812	$24,703	$25,425	$26,356
Change in receivables balance:	(5.07)%	(3.61)%		2.92%	6.69%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rates:
Private label loan trusts	$19,746	$19,747	$19,747	$19,747	$19,750
GATE loan trusts(1)	4,956	4,956	4,956	4,956	4,956
Total	$24,702	$24,703	$24,703	$24,703	$24,706
Change in receivables balance:	0.00%	0.00%		0.00%	0.01%

(1)                                  GATE loan trusts include approximately $377 million of GATE loans and $44 million of TERI-guaranteed loans.

	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$109,352	$108,384	$107,375	$104,586	$100,658
GATE loan trusts(1)	4,219	4,405	4,580	4,754	4,675
Total	$113,571	$112,789	$111,955	$109,340	$105,333
Change in receivables balance:	1.44%	0.74%		(2.34)%	(5.91)%
Default recovery rate:
Private label loan trusts	$106,313	$106,981	$107,375	$107,648	$107,797
GATE loan trusts(1)	3,889	4,227	4,580	4,937	4,988
Total	$110,202	$111,208	$111,955	$112,585	$112,785
Change in receivables balance:	(1.57)%	(0.67)%		0.56%	0.74%
Annual constant prepayment rate (CPR):
Private label loan trusts	$118,584	$112,841	$107,375	$102,167	$97,203
GATE loan trusts(1)	4,776	4,677	4,580	4,483	4,391
Total	$123,360	$117,518	$111,955	$106,650	$101,594
Change in receivables balance:	10.19%	4.97%		(4.74)%	(9.25)%
Discount rate:
Private label loan trusts	$131,321	$118,632	$107,375	$97,347	$88,438
GATE loan trusts(1)	6,154	5,306	4,580	3,922	3,421
Total	$137,475	$123,938	$111,955	$101,269	$91,859
Change in receivables balance:	22.79%	10.70%		(9.54)%	(17.95)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$102,115	$103,377	$107,375	$111,282	$115,072
GATE loan trusts(1)	4,167	4,341	4,580	4,796	4,933
Total	$106,282	$107,718	$111,955	$116,078	$120,005
Change in receivables balance:	(5.07)%	(3.78)%		3.68%	7.19%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rates:
Private label loan trusts	$111,402	$109,387	$107,375	$105,363	$103,354
GATE loan trusts(1)	4,580	4,580	4,580	4,580	4,580
Total	$115,982	$113,967	$111,955	$109,943	$107,934
Change in receivables balance:	3.60%	1.80%		(1.80)%	(3.59)%

(1)                                  GATE loan trusts include approximately $377 million of GATE loans and $44 million of TERI-guaranteed loans.

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

Valuation of Goodwill and Intangible Assets

We have recorded goodwill, representing the fair value of the workforce-in-place as well as certain direct acquisition costs, as the excess of the purchase price we paid for TERI’s loan processing operations over the estimated fair value of the net assets of the business we acquired. In addition, we recorded as an intangible asset the fair value of the proprietary loan database that we acquired. The database currently contains eight years of monthly loan payment history, including among other things, how much interest and principal each borrower paid each month, whether the borrower paid on time, was delinquent or defaulted on their obligation to pay, if they requested a deferment of payments for a period of time, when the borrower made their final payment and their credit information which resulted in our client’s decision to make the loan. The database also includes this information for defaulted loans, as well as credit characteristics on certain TERI-guaranteed loans, for eleven additional years. We use the information in the database to construct portfolio default and delinquency trends and to assist our clients in loan pricing. Under the terms of our database sale and supplementation agreement with TERI, we pay TERI a monthly fee, which is recorded as an intangible asset, in consideration for the right to receive updates to the loan database we acquired in 2001. Our agreement with TERI had an initial term ending in June 2006. In October 2004, we exercised our right to renew this agreement for an additional five-year term, through June 2011. Beginning in July 2007, the monthly fee we pay to TERI pursuant to our agreement will be reduced from approximately $62,000 per month to approximately $21,000 per month.

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

Any changes in the estimates that we use to determine the carrying value of our goodwill and intangible assets or which adversely affect their value or estimated life could adversely affect our results of operations and financial condition. At September 30, 2004, goodwill totaled $3.2 million and net intangible assets totaled $3.1 million.

Consolidation

Our consolidated financial statements include the accounts of First Marblehead and its subsidiaries, after eliminating intercompany accounts and transactions. We have not consolidated the securitization trusts. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related interpretations. We considered, among other things, the following factors in assessing consolidation of the securitization trusts:

•                  we do not have decision-making abilities related to significant matters affecting the securitization trusts, such as asset acquisition, prepayment of debt, placement of debt obligations and modification of trust documents;

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

From July 1, 2003, and for securitization trusts created after January 31, 2003, we applied FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At September 30, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special purpose entity, or QSPE, as defined in paragraph 35 of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, we have not consolidated the existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs.

The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets, an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the first calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of the exposure draft to assess its impact on our financial statements.

Results of Operations

Three months ended September 30, 2004 and 2003

Revenue Related to Securitization Transactions

We did not conduct a securitization transaction during the first quarter of either fiscal 2005 or fiscal 2004. Therefore, during these quarters we did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions.

Structural advisory fees

During the first quarter of fiscal 2005, the fair market value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.6 million. This increase was due to the accretion of the discounting inherent in these present value estimates and a decrease in the discount rate offset by the impact of the movement in the implied forward LIBOR curve during the period. During the first quarter of fiscal 2004, the fair market value adjustments of our additional structural advisory fees resulted in a decrease of approximately $0.3 million, as the increase in the discount rate more than offset the accretion of the discounting inherent in these present value estimates and the movement in the implied forward LIBOR curve during the period.

On a quarterly basis, we update our estimate of the present value of our additional structural advisory fees, which have an estimated average life of approximately six to eight years. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Application of Critical Accounting Policies—Service Revenue.”

We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The discount rate used equaled 6.12% at September 30, 2004, 6.58% at June 30, 2004, 5.95% at September 30, 2003, and 5.33% at June 30, 2003. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair market value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair market value.

On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first quarter of fiscal 2005, the implied forward LIBOR curve decreased. This decrease resulted in a decrease in the interest to be capitalized on the underlying student loan assets during their respective deferment periods, which decreases the balance on which we expect to charge our 15 basis points per year of additional structural advisory fees over the life of the trust, and therefore decreases the fair market value of the structural advisory fees.  The impact of changing LIBOR rates during the first quarter of fiscal 2004 did not have a material impact on the fair market value of additional structural advisory fees receivable during that period. For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see “ —Application of Critical Accounting Policies and Estimates—Service Revenue.”

We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates for the NCSLT 2004-1, NCSLT 2003, NCMSLT or NCT trusts during either the first quarter of fiscal 2005 or fiscal 2004.

Residuals

During the first quarter of fiscal 2005 and the first quarter of fiscal 2004, the fair market value adjustments of our residuals receivable resulted in an increase of approximately $3.5 million and $1.6 million, respectively, due to the passage of time and the impact of movement in the implied forward LIBOR curve. The amount of this fair market value adjustment also increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the present value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. We used a 12% discount factor during the first quarter of fiscal 2005 and fiscal 2004. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first quarter of fiscal 2005, the implied forward LIBOR curve flattened. The flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the fair market value of residuals receivable during the period. For a discussion of the assumptions we make in estimating our residuals, see “—Application of Critical Accounting Policies and Estimates—Service Revenue.”

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader CMBS market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

For a discussion of the assumptions we make in estimating our residuals, see “—Application of Critical Accounting Policies and Estimates—Service Revenue.”

Administrative and other fees

Administrative and other fees increased to $1.0 million for the first quarter of fiscal 2005 from $0.3 million for the first quarter of fiscal 2004. The increase was due primarily to increasing student loan balances in the securitization trusts during the fiscal 2005 period compared to the fiscal 2004 period. We expect that our administrative and other fees will continue to increase as the student loan balances in the securitization trusts continue to increase.

Processing fees from TERI

Processing fees from TERI increased to $17.4 million for the first quarter of fiscal 2005 from $7.8 million for the first quarter of fiscal 2004. The increase reflects the additional reimbursed expenses required to process the volume of private label loans that we facilitated during the fiscal 2005 period, which increased to $1.01 billion for the first quarter of fiscal 2005 from $595 million for the first quarter of fiscal 2004. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes.

Operating Expenses

Total operating expenses increased to $31.8 million for the first quarter of fiscal 2005 from $15.2 million for the first quarter of fiscal 2004. Compensation and benefits increased to $14.9 million for the first quarter of fiscal 2005 from $8.9 million for the first quarter of fiscal 2004. General and administrative expenses increased to $17.0 million for the first quarter of fiscal 2005 from $6.3 million for the first quarter of fiscal 2004.

Compensation and benefits and general and administrative expenses increased primarily as a result of an increase in personnel. We hired additional personnel to meet the operating requirements from our growing loan processing and securitization activities. As our financial performance improves, we anticipate awarding higher performance-based cash compensation to our employees.

General and administrative expenses also increased as a result of an increase in consulting fees, an increase in professional fees, an increase in external call center costs, as well as an increase in occupancy and advertising costs. Consulting fees increased to $4.9 million in the first quarter of fiscal 2005 from $1.2 million in the first quarter of fiscal 2004, primarily as a result of the hiring of experts to assist us in our redesign efforts for our loan origination systems. Professional fees increased to $1.8 million in the first quarter of fiscal 2005 from $0.4 million in the first quarter of fiscal 2004. These expenses increased primarily as a result of increased legal, audit and investor relations expenses as a result of being a public company. External call center costs increased to $2.1 million for the first quarter of fiscal 2005 from $0.9 million in the first quarter of fiscal 2004. The increase in external call center costs is primarily due to the increase in the volume of loans facilitated during current year period. Occupancy expenses increased to $2.2 million in the first quarter of fiscal 2005 from $0.7 million in the first quarter of fiscal 2004 as we moved and expanded our corporate headquarters and expanded our loan processing operations throughout fiscal 2004 and the first quarter of fiscal 2005.  Our advertising expenses for the first quarter of fiscal 2005 increased approximately $0.6 million as compared to the prior year end as we increased our efforts to make potential borrowers aware of our loan products.

We expect that our operating expenses will continue to increase as we lease additional space to extend our operations and devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
First fiscal quarter	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)

2005	$8,376	$8,951	$17,327	$6,504	$8,008	$14,512	$31,839
2004	3,889	3,943	7,832	4,983	2,396	7,379	15,211

A portion of interest expense was reimbursed by TERI during the periods presented above. During the three months ended September 30, 2004 and 2003, TERI reimbursed interest expense of approximately $30,052 and $7,668, respectively.

Other (Income) Expense

Interest(income) expense, net

Net interest income was $0.4 million for the first quarter of fiscal 2005 as compared to net interest expense of $0.1 million for the first quarter of fiscal 2004. Interest expense was $0.1 million in each of the first quarters of fiscal 2005 and fiscal 2004. Interest income was $0.5 million for the first quarter of fiscal 2005 and $21,000 for the first quarter of fiscal 2004. The increase in interest income resulted from an increase in cash and other short-term investment balances as a result of receipt of net proceeds from our initial public offering in November 2003. Interest expense is primarily attributable to $7.9 million of notes issued in June 2001 to TERI as a part of the purchase price for TERI’s loan processing operations as described below in “—Financial Condition, Liquidity and Capital Resources.”

Income Tax Expense / Benefit

Income tax benefit increased to $3.7 million for the first quarter of fiscal 2005 from approximately $2.8 million for the first quarter of fiscal 2004. The increase in income tax benefit was primarily the result of an increase in the amount of loss before income tax expense between periods.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses and potential acquisitions.

On November 5, 2003, we completed an initial public offering of our common stock at a price to the public of $16.00 per share, in which we sold 7,906,250 shares and selling shareholders sold 6,468,750 shares. Net proceeds of the initial public offering to us were approximately $115.1 million. We did not receive any of the proceeds of the sale of the shares sold by the selling stockholders. In June 2004, selling stockholders sold an aggregate of 7,406,312 shares of our common stock in a follow-on public offering at a price of $36.50 per share. We did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and other short-term investments will be sufficient to fund our operations through at least fiscal 2005.

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

From our inception, we have raised approximately $143.5 million from the sale of common stock and promissory notes, including approximately $115.1 million in net proceeds from our initial public offering.

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

Cash and other short-term investments

At September 30, 2004, we had $146.1 million in cash and other short-term investments, and at June 30, 2004, we had $168.7 million in cash and other short-term investments. Cash and other short-term investments include balances in money market funds.

Structural Advisory Fees and Residuals Receivables

Our structural advisory fees and residuals receivables decreased to $136.7 million at September 30, 2004 from $142.8 million at June 30, 2004, primarily as a result of the receipt of $10.25 million in structural advisory fees in July 2004. In the December 2003 securitization, we collected $24.5 million of the up-front structural advisory fee in December 2003, at the time the securitization transaction closed, and we received a second payment of $10.25 million in July 2004 from this December 2003 securitization transaction (of which $7.25 million was used to repay an outstanding note payable). The $10.25 million second payment was recorded as a structural advisory fee receivable at June 30, 2004.

Other receivables

Other receivables increased to $2.0 million at September 30, 2004 from $0.4 million at June 30, 2004. The increase is primarily due to prepaid fees that will be reimbursed to us by trusts used in future securitization transactions including NCSLT 2004-2 upon the closing of the October 2004 securitization transaction.

Property and Equipment, net

During the first quarter of fiscal 2005, our property and equipment, net increased by $0.4 million, as we spent $1.3 million on the expansion of our processing facilities and corporate headquarters, offset by $0.9 million of depreciation expense recorded during the period.

Prepaid and other current assets

We had prepaid and other current assets of $27.3 million at September 30, 2004 up from $23.0 million at June 30, 2004. Included in prepaid and other current assets at September 30, 2004 and June 30, 2004 is prepaid income taxes of approximately $25.4 million and $20.3 million, respectively. This balance was primarily derived from a tax benefit of $29.9 million from employee stock option exercises, primarily in connection with stock option exercises at the time of our follow-on offering in June 2004. This benefit, after offsetting accrued income taxes resulted in the net prepaid income taxes balance at each period end.

Other Assets

In connection with our facilitation of the securitization of GATE loans in June 2004, six schools participating in our GATE program faced limits on the amount of surety coverage that the GATE program’s current surety provider was willing to provide to the NCT trust on their behalf. We provided the NCT trust with an additional cash surety deposit of approximately $1.8 million on behalf of these six schools. The surety coverage and our cash deposit provides the NCT trust bondholders with assurance that the pledge commitment that these school clients make to reimburse the NCT trusts for defaults by their student borrowers will be fulfilled.

Our cash deposit with the NCT trust on behalf of these schools will earn interest at the prevailing short-term interest rates. We will also earn a surety fee equal to 150 basis points of the initial notional amount of the pledge commitment which our cash deposit supports. As schools reimburse the NCT trusts for student defaults, the amount of their pledge commitment is reduced. We are entitled to withdraw amounts in the surety reserve account, including earned interest and surety fees, to the extent the balance in the surety reserve account exceeds the pledge commitment. Once the NCT trust bondholders have been paid in full, we will receive the entire amount remaining in the surety reserve account.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $14.4 million at September 30, 2004 and $26.3 million at June 30, 2004. At June 30, 2004, we had approximately $8.2 million of withholding taxes that we had collected from employees related to their exercise of non-qualified stock options in our follow-on equity offering, which taxes we paid in July 2004. Our accrued bonuses were approximately $2.2 million lower at September 30, 2004 as compared to June 30, 2004, as we paid during the first quarter of fiscal 2005 the performance-based compensation earned during fiscal 2004. Our accounts payable were $1.0 million lower at September 30, 2004 as compared to June 30, 2004, primarily due to the timing of the receipt of invoices.

Net Deferred Tax Liability

We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize residuals in book income earlier than they are recognized for tax purposes. Our deferred tax liability increased primarily as a result of the increase in residual revenue recognized during the first quarter of fiscal 2005.

Notes Payable

We had notes payable and capital lease obligations of $1.8 million at September 30, 2004 and $9.2 million at June 30, 2004. During the second quarter of fiscal 2004, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of our December 2003 securitization. We repaid this note with the first $7.25 million of the second up-front structural advisory fee that we received in July 2004 in connection with the December 2003 securitization. We had notes payable to TERI of $5.8 million at September 30, 2004 and $6.0 million at June 30, 2004. This balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001.

Contractual Obligations

As of September 30, 2004, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2004. During the second fiscal quarter of 2005:

•                  We entered into a lease for approximately 26,000 square feet of office space in Boston, Massachusetts which was described in the annual report on Form 10-K, on the terms disclosed in the annual report on Form 10-K;

•                  We exercised our right to renew our database sale and supplementation agreement, as well as several other agreements with TERI, for additional five-year terms through June 2011. Beginning in July 2007, monthly payments pursuant to the database sale and supplementation agreement will be reduced to approximately $21,000; and

•                  We entered into a lease for approximately 26,000 additional square feet of office space for our loan processing operations in Boston, Massachusetts for basic annual rent between $745,000 and $872,000 through 2014.

Cash Flows

Our net cash used in operating activities increased to $14.6 million for first quarter of fiscal 2005, compared to $6.3 million for the first quarter of fiscal 2004. Cash used in operations resulted primarily from our net loss, a decrease in accounts payable, accrued expenses and other liabilities, and increases in residuals and prepaids and other current assets, offset by a decrease in our structural advisory fees.

We used $1.5 million of net cash in investing activities during the first quarter of fiscal 2005. The principal use of net cash was capital expenditures related to the expansion of our loan processing facilities and corporate headquarters and, to a lesser extent, payments for loan database updates from TERI.

We used net cash of $6.6 million in financing activities during the first quarter of fiscal 2005. The use of cash for financing activities was primarily due to the repayment of the $7.25 million note that we issued to the lead underwriter of the Company’s December 2003 securitization.

We expect that our capital expenditure requirements for fiscal 2005 will be approximately $25.4 million. We expect to use these funds primarily for the expansion of our loan processing operations, purchase of computer and office equipment, and leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $2.1 million.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At September 30, 2004, outstanding principal on these notes totaled $5.8 million as compared to $6.0 million at June 30, 2004.

In April 2002, we entered into a $975,000 revolving line of credit with a bank. The line of credit was extended to December 31, 2003, with interest payable annually at the greater of 6% or 1% above the highest published Wall Street Journal prime rate. Our lead director is a director and majority stockholder of the company that owns the bank that provided this line of credit. We believe that the terms of the line of credit were substantially the same as those prevailing at the time we entered into this credit arrangement as we would have received from other banks for a comparable transaction. We did not renew this revolving line of credit when it expired. There were no amounts outstanding at June 30, 2003 or any time thereafter.

In August 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. Fleet National Bank was recently acquired by Bank of America, and our agreement related to this facility has been assigned to Bank of America subsequent to the acquisition. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank’s prime rate, or LIBOR plus 2%. The revolving credit line contains financial covenants, including:

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

•                  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

•                  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are in compliance with these covenants as of the date of this report. This agreement restricts our ability to pay cash dividends in the event we are in default. As of September 30, 2004, we had no balance outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000.

In December 2003, we issued a $7.25 million note to the lead underwriter of our December 2003 securitization to monetize a substantial portion of the second up-front structural advisory fee payment which we received in July 2004. We repaid the note in full with the first $7.25 million of that payment.

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

The principal uses of these trusts are to:

•                  generate sources of liquidity for our clients’ assets sold into such trusts and to reduce their credit risk;

•                  make available more funds to students and colleges; and

•                  leverage the capital markets to reduce borrowing costs to students.

See “Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these securitization trusts.

Recent Accounting Pronouncements

Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At September 30, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a QSPE, as defined in paragraph 35 of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, we did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows. For additional information regarding our adoption of FIN No. 46, see “ —Consolidation.”

The FASB issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the first calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of this Exposure Draft to assess its impact on our consolidated financial statements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Factors That May Affect Future Results

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Risk Factors

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural advisory and other services for 23 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 78% of our total service revenue for fiscal 2004, 73% of our total service revenue for fiscal 2003, and 64% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2004, we recognized 5%, 39%, 6% and 51% of our total service revenue in the respective fiscal quarters of 2004. In fiscal 2003, we recognized 7%, 36%, 17% and 40% of our total service revenue in the respective fiscal quarters of 2003. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. We facilitated no securitizations in the first quarter of fiscal 2005, no securitizations in the first or third quarters of fiscal 2004, one securitization in the second quarter of fiscal 2004, and two securitizations in the fourth quarter of fiscal 2004. The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2004, we processed 34% of our total loan facilitation volume in the first quarter ended September 30, 2004, and 20%, 27% and 19% of our total loan facilitation volume in the respective successive quarters.

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

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans, or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the loans. We also have the right to receive a portion of the residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, we recognize as revenue the present value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because they are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and at each subsequent quarter and reflect the change in value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends, the expected credit losses from the underlying securitized loan portfolio, net of recoveries and the expected timing of cash flows from the trusts’ underlying student loan assets. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Service Revenue-Sensitivity Analysis.”

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

We provide structural advisory and other services for loan securitizations undertaken through Delaware statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation.” Some of the relevant accounting rules are in the process of being amended. If as a result of these amendments or changes in accounting rules we were required to consolidate the financial results of one or more trusts with our own financial results, our financial results could be adversely affected, particularly in the early years of a trust when the trust typically experiences losses.

In structuring and facilitating securitizations of our clients’ loans and as holders of rights to receive residual cash flows in those trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

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

We do not maintain reserves against this potential liability. If we are liable for losses investors incur in any of the securitizations that we facilitate or structure, our profitability or financial position could be materially adversely affected.

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

Our current agreement with Bank One is scheduled to terminate in 2007, and our private label agreements with Bank of America and Charter One may terminate as early as June 2005 and May 2005, respectively. However, each client has the right to terminate our agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guaranty fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

A significant decline in services to Bank One, Bank of America or Charter One, or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results could suffer as a result. In addition, there has been significant consolidation within the banking industry. For example, Charter One Financial, Inc., the publicly traded parent company of Charter One Bank, N.A., was recently acquired by Citizens Financial Group, Inc. and Bank One recently merged with JP Morgan Chase & Co. Further consolidation could result in a loss of business if one or more of our clients were acquired by a lender that is not our client.

If our relationship with TERI terminates, our business could be adversely affected.

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services to TERI and received fees from TERI for services performed of $17.4 million, or 77% of total service revenue, for the first quarter of fiscal 2005, $7.8 million, or 83% of total service revenue, for the first quarter of fiscal 2004 and $35.1 million, or 18% of total service revenue, for fiscal 2004. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

Our business could be adversely affected if TERI’s ratings are downgraded, if TERI fails to maintain its not-for-profit status or if TERI’s not-for-profit status ceased to be a competitive advantage.

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private student loans. As of September 30, 2004, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

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

Assuming that TERI retains its not-for-profit status, TERI’s position as the leading provider of private education loan guarantees could be adversely affected if the U.S. federal bankruptcy laws are amended to make student loans generally non-dischargeable in bankruptcy, as provided in legislation currently before the U.S. Congress. If such an amendment were enacted:

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

As of September 30, 2004, Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients’ loans. In addition, if our relationship with PHEAA terminates, we would need to develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

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

As these surety coverage limits are reached, we consider various options for providing NCT trust bondholders in NCT trusts with additional credit enhancement so that school clients may continue to participate in the GATE program. For example, in our June 2004 securitization, we made a cash deposit with the NCT trust on behalf of six schools, in an amount adequate to cover the additional surety amount required beyond what the GATE program’s current surety provider was willing to provide on the schools’ behalf. Our aggregate cash surety deposit on behalf of these schools was $1.8 million. We could lose some or all of this deposit and future deposits we may make on behalf of schools should such schools breach their commitments to reimburse the NCT trusts for defaults by their student borrowers.

The outsourcing services market for education lending is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

We assist national and regional financial institutions and educational institutions, as well as businesses and other enterprises, in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose to provide directly the services that we currently provide, and from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s recently announced program to market private student loans directly to consumers becomes successful or if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders’ credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide.

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

•                  pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

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

We own a proprietary database of historical information on private student loan performance that we use to help us establish the pricing provisions of new loan programs, determine the terms of securitization transactions and establish the present value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our student loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the student loan market originate or service loans, they compile over time information for their own student loan performance database. If a third party creates or acquires a student loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

If our clients do not successfully market and sell student loans, our business will be adversely affected.

We provide outsourcing services to lenders, marketing partners and educational institutions, as well as businesses and other organizations in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected.

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

The number of our employees increased to 539 regular employees and 134 seasonal and part time employees as of September 30, 2004 from 232 regular employees and 26 seasonal employees as of September 30, 2003. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to September 30, 2004, our assets have grown to $337.8 million. Our revenue increased to $199.3 million in fiscal 2004 from $91.4 million for fiscal 2003 and $41.3 million for fiscal 2002. Our growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

We could also become subject to regulatory requirements in Massachusetts and other states if we engage in certain regulated activities in the future, such as loan guarantees, or if our operations became sufficiently localized in other states to trigger licensing or registration requirements. We have consulted with national counsel regarding state laws outside of Massachusetts governing the licensing and registration of loan brokers and loan arrangers. As a result of that legal review, we have consulted with local counsel in relevant states. Based on the advice of local counsel and, in some states, additional informal advice from state regulators, we have concluded that no such licenses or registrations are required, except in Pennsylvania, where local counsel has advised us that we need to register as a “loan broker” with the Pennsylvania Department of Banking. We are in the process of completing and filing that registration. While we have not received formal licensing or registration rulings from states other than Massachusetts, we do not believe that any other state would have jurisdiction over our operations because:

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

The Fair and Accurate Credit Transactions Act of 2003 imposes significant new federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to “red flags” of potential identity theft and processing identity theft notices and other requirements that will require both changes to automated loan processing and the creation of manual exception systems. These new requirements will strain systems and personnel that are already undergoing rapid change due to loan volume growth. Failure to comply with these requirements will violate our obligations to the lenders we serve and could subject them to regulatory action and result in termination of our processing contracts.

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

•                  negative publicity about the student loan market generally or us specifically;

•                  major catastrophic events;

•                  loss of a significant client or clients;

•                  sales of large blocks of our stock; or

•                  departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

We have only been a public company since October 2003. For the eleven month period ended September 30, 2004, the average daily trading volume of our common stock on the New York Stock Exchange was less than 250,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock.

As of September 30, 2004, we had 64,446,739 shares of common stock outstanding. In connection with the follow-on public offering that we closed on June 28, 2004, all selling stockholders entered into lock-up agreements with the underwriters of the offering. As a result of these lock-up agreements, 24,670,484 shares were subject to contractual restrictions on resale through September 20, 2004. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144 under the Securities Act of 1933, these shares became eligible for sale on September 21, 2004.

The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of September 30, 2004, our directors and executive officers, and entities affiliated with them, beneficially own approximately 59% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. Our primary market risk exposure is to changes in interest rates in our cash and other short-term investments. Cash and other short-term investments include balances in money market funds. The primary objective of our investment policy is the preservation of capital. Accordingly, because of the conservative nature of our investment policy and the relatively short duration of our investments, interest rate risk is mitigated. We expect to continue to manage our interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity.

Risks Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2004 based on changes in these loan performance assumptions, see “—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of the fiscal year ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Registered Securities

In our initial public offering, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the Securities and Exchange Commission on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through September 30, 2004, we have not spent any of the net proceeds of the IPO, which have been invested in cash and other short-term investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

In June 2004, we completed a follow-on public offering of 7,406,312 shares of our common stock, including an over-allotment option of 966,041 shares, pursuant to a registration statement on Form S-1 (File No. 333-116142) that was declared effective by the SEC on June 22, 2004. All of these shares were offered by selling stockholders, and we did not receive any proceeds from the offering.

Item 5—Other Information

On October 15, 2004, The First Marblehead Corporation (the “Company”) entered into a Second Amendment, dated as of September 30, 2004 (the “Amendment”), to the Amended and Restated Standard Form Commercial Lease (the “Lease”), dated as of February 18, 2004, by and between OMV Associates Limited Partnership (the “Landlord”) and the Company.  Pursuant to the Amendment, the Company will lease an additional 25,265 square feet of office space (the “Amendment Premises”) located at 31 St. James Avenue, Boston, Massachusetts, increasing the number of square feet at the location to be used by the Company for loan processing activities to approximately 124,000 (the “Premises”).

Under the Amendment, the initial term of the lease for the Amendment Premises began on October 1, 2004 (the “Commencement Date”) and will expire on April 30, 2014, which is the expiration date of the initial lease term applicable to approximately 91,000 square feet of the Premises.  The Amendment also extends the initial lease term applicable to approximately 7,300 square feet of the Premises from April 30, 2009 to April 30, 2014.  As a result, the initial term applicable to the entire Premises will now expire on April 30, 2014.  The Company has the option, exercisable twice, to extend the initial term applicable to the entire Premises for an additional five years, subject to the basic rent for the extended terms being 95% of the fair market value as designated by the Landlord.

The annual basic rent for the Amendment Premises from the Commencement Date through April 30, 2009 will be approximately $745,000.  The annual basic rent for the Amendment Premises from May 1, 2009 through April 30, 2014 will be approximately $872,000.  The Amendment did not otherwise change the annual basic rent under the Lease.

Under the Amendment, the Company no longer has an expansion option for additional space under the Lease.  In addition, the Company has an obligation to lease up to six suites located on the fifth floor of the building (the “Put Suites”) as any of the Put Suites becomes available for lease during the term of the Lease.  The Company continues to have a right of first offer with respect to office space at the same location currently leased to another tenant.

The foregoing summary of the Amendment is subject to, and qualified in its entirety by, (i) the Amendment attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference and (ii) the Lease, filed as Exhibit 10.3 to the Company’s Form 10-Q filed on May 14, 2004 incorporated herein by reference.

Item 6—Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: November 12, 2004	By:
/s/ Donald R. Peck
Donald R. Peck
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment, dated as of September 30, 2004, to Amended and Restated Standard Form Commercial Lease between OMV Associates Limited Partnership and the Company dated as of February 18, 2004.
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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