Form 10-Q
period 2004-12-31
FIRST MARBLEHEAD CORP
filed 2005-02-11
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2004

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

Yes ☐ No ☒

As of January 31, 2005, the registrant had 65,729,769 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2004	June 30, 2004

ASSETS
Cash and other short-term investments	$199,084	$168,712

Service receivables:
Structural advisory fees	34,825	34,334
Residuals	175,178	108,495
Processing fees from The Education Resources Institute (TERI)	6,478	6,052
	216,481	148,881

Other receivables	1,858	438

Property and equipment	22,501	15,146
Less accumulated depreciation and amortization	(6,248)	(4,315)
Property and equipment, net	16,253	10,831

Goodwill	3,176	3,176
Intangible assets, net	2,922	3,180
Prepaid and other current assets	6,836	23,030
Other assets	2,008	1,808

Total assets	$448,618	$360,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$21,822	$26,285
Net deferred tax liability	67,478	40,138
Notes payable and capital lease obligations	1,651	9,179
Notes payable to TERI	5,653	6,004
Other liabilities	331	314
Total liabilities	96,935	81,920
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 and 100,000,000 shares authorized at December 31, 2004 and June 30, 2004, respectively; 64,690,139 and 63,975,000 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	647	640
Additional paid-in capital	171,205	163,572
Retained earnings	183,102	113,924
Deferred compensation	(3,271)	—
Total stockholders’ equity	351,683	278,136

Total liabilities and stockholders’ equity	$448,618	$360,056

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Service revenue:
Structural advisory fees	$75,172	$38,977	$75,791	$38,699
Residuals	63,223	30,944	66,683	32,538
Administrative and other fees	863	458	1,831	771
Processing fees from TERI	16,579	7,144	33,936	14,983
Total service revenue	155,837	77,523	178,241	86,991

Operating expenses:
Compensation and benefits	15,318	7,798	30,198	16,666
General and administrative expenses	14,355	7,668	31,314	14,010
Total operating expenses	29,673	15,466	61,512	30,676
Income from operations	126,164	62,057	116,729	56,315
Other (income) expense:
Interest expense	115	131	234	251
Interest income	(873)	(173)	(1,355)	(194)
Total other (income) expense, net	(758)	(42)	(1,121)	57
Income before income tax expense	126,922	62,099	117,850	56,258
Income tax expense	52,392	25,460	48,672	22,697
Net income	$74,530	$36,639	$69,178	$33,561

Net income per share, basic	$1.15	$0.62	$1.07	$0.60
Net income per share, diluted	1.12	0.58	1.04	0.55
Weighted average shares outstanding, basic	64,624	59,084	64,473	56,205
Weighted average shares outstanding, diluted	66,821	63,402	66,803	60,592

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation

Balance at June 30, 2004	$640	$163,572	$113,924	$—

Options exercised	7	972	—	—
Stock purchases through employee stock purchase plan	—	550	—	—
Tax benefit from employee stock options	—	2,705	—	—
Grant of restricted stock units	—	3,406	—	(3,406)
Amortization of deferred compensation				135
Net income	—	—	69,178	—
Balance at December 31, 2004	$647	$171,205	$183,102	$(3,271)

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended December 31,
	2004	2003

Cash flows from operating activities:
Net income	$69,178	$33,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,933	862
Amortization	631	564
Tax benefit from employee stock options	2,705	—
Non-cash compensation	135	1,642
Change in assets/liabilities:
(Increase) in processing fees from TERI and other receivables	(1,846)	(656)
(Increase) in structural advisory fees	(491)	(14,199)
(Increase) in residuals	(66,683)	(32,537)
Decrease (increase) in prepaid and other current assets	16,194	(947)
(Increase) in deposits	(200)	—
Increase in net deferred tax liability	27,340	15,582
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(4,446)	953
Net cash provided by operating activities	44,450	4,825
Cash flows from investing activities:
Purchases of property and equipment	(7,355)	(3,244)
Payments to TERI for loan database updates	(373)	(374)
Net cash used in investing activities	(7,728)	(3,618)
Cash flows from financing activities:
Repayment of notes payable due to TERI	(351)	(330)
Repayment of notes payable and capital lease obligations	(7,528)	—
Proceeds from notes payable	—	7,000
Net proceeds from initial public offering	—	115,107
Stock options exercised	1,529	644
Net cash (used in) provided by financing activities	(6,350)	122,421
Net increase in cash and other short-term investments	30,372	123,628
Cash and other short-term investments, beginning of period	168,712	18,327
Cash and other short-term investments, end of period	$199,084	$141,955

Supplemental disclosures of cash flow information:
Interest paid	$484	$178

Income taxes paid	$—	$8,635

Debt issuance costs	$—	$250

Supplemental disclosure of non-cash activities:
Structural advisory fees and residuals recognized	$77,424	$38,237

Non-cash compensation	$135	$1,642

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company), which was incorporated under the laws of the State of Delaware on August 13, 1994, provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on the primary and secondary school market. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company also receives fees for administrative services that it provides to the discrete bankruptcy remote, special purpose trusts that the Company forms for securitizations it facilitates.

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

The Company did not conduct a securitization transaction during the first quarter of either fiscal 2005 or fiscal 2004. The Company closed one securitization transaction in the second quarter, and two securitization transactions in the fourth quarter, of fiscal 2004. The Company closed one securitization transaction during the second quarter of fiscal 2005 and expects to close additional securitization transactions in the third and fourth quarters of the current fiscal year.

Concentrations

TERI

The Education Resources Institute, Inc. (TERI) is a private, not-for-profit Massachusetts corporation as described under section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of December 31, 2004, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance or structuring other credit enhancements for structuring the asset-backed securitizations could increase.

PHEAA

As of December 31, 2004, there were nine TERI-approved loan servicers to service new loan facilitation volume. As of December 31, 2004, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitated origination. The Company’s use of third-party loan servicers allows the Company to increase the volume of loans in its clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

During the three and six month periods ended December 31, 2004, processing fees from TERI represented approximately 11% and 19%, respectively, of total service revenue. Securitization-related fees from the National Collegiate Student Loan Trust 2004-2 (NCSLT 2004-2) represented approximately 75% of total service revenue for the first six months of fiscal 2005. NCSLT 2004-2 purchased private student loans from several lenders including Bank One N.A., Bank of America N.A. and Charter One Bank N.A. The Company did not recognize more than 10% of total service revenue from any other customer.

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

The Company believes that its accounting policies involving the recognition and valuation of the Company’s securitization-related service revenue, as well as the valuation of goodwill and intangible assets, fit the definition of critical accounting estimates. The Company also considers its policy with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates to be a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates”.

(2)                                 Stock Options

The Company uses the intrinsic value method to account for stock options and provides pro forma net earnings disclosures as if the fair-value-based method had been applied.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net income and net income per share for the three and six month periods ended December 31, 2004 and 2003, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, are as follows:

	Three months ended December 31,
	(in thousands, except per share amounts)
	2004	2003

Net income—as reported	$74,530	$36,639
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(102)	(146)

Net income—pro forma	$74,428	$36,493

Net income per share—basic—as reported	$1.15	$0.62
Net income per share—basic—pro forma	$1.15	$0.62
Net income per share—diluted—as reported	$1.12	$0.58
Net income per share—diluted—pro forma	$1.11	$0.58

	Six months ended December 31,
	(in thousands, except per share amounts)
	2004	2003

Net income—as reported	$69,178	$33,561
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(773)	(377)

Net income—pro forma	$68,405	$33,184

Net income per share—basic—as reported	$1.07	$0.60
Net income per share—basic—pro forma	$1.06	$0.59
Net income per share—diluted—as reported	$1.04	$0.55
Net income per share—diluted—pro forma	$1.02	$0.55

(3)                                 Net Income per Share

The following table sets forth our computation of basic and diluted net income per share of the Company’s stock:

	Three months ended December 31,		Six months ended December 31,
	(in thousands, except per share amounts)
	2004	2003	2004	2003

Net income	$74,530	$36,639	$69,178	$33,561

Shares used in computing net income per common share –basic	64,624	59,084	64,473	56,205
Effect of dilutive securities:
Stock options	2,193	4,318	2,330	4,387
Restricted stock units	4	—	—	—

Dilutive potential common shares	2,197	4,318	2,330	4,387

Shares used in computing net income per common share – diluted	66,821	63,402	66,803	60,592

Net income per common share:
Basic	$1.15	$.62	$1.07	$.60

Diluted	$1.12	$.58	$1.04	$.55

(4)                                 Service Receivables

Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loans, net of prepayment, default, recovery and cost of funding estimates. The fees are paid to the Company from the various separate securitization trusts established by The National Collegiate Trust (NCT trusts), and from The National Collegiate Master Student Loan Trust I (NCMSLT), The National Collegiate Student Loan Trust 2003-1 (NCSLT 2003), The National Collegiate Student Loan Trust 2004-1 (NCSLT 2004-1) and NCSLT 2004-2. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, on TERI’s behalf.

The Company conducted securitization transactions in the second quarter of fiscal 2005 and 2004. The Company, on a quarterly basis, updates its estimate of the present value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their present value, and any changes to the trust performance metrics that the Company considers in its present value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate (LIBOR) rates.

The Company made no changes in its assumptions regarding default rates, prepayment rates and recovery rates during the first six months of either fiscal 2005 or 2004 for the NCT trusts, NCMSLT, NCSLT 2003, NCSLT 2004-1 or NCSLT 2004-2.

The Company uses an implied forward LIBOR curve to estimate trust cash flows. During the six months ended December 31, 2004, the implied forward LIBOR curve flattened. This flattening of the LIBOR curve did not have a material effect on the estimated fair value of the structural advisory fees receivable during the six months ended December 31, 2004. The flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the estimated fair value of residuals receivable during the period. During the six months ended December 31, 2003, the rates along the implied forward LIBOR curve increased. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having the effect of increasing the estimated fair value of the structural advisory fees and residuals receivables during the period.

The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1, 2004 to December 31, 2004, this rate decreased by 36 basis points from 6.58% to 6.22%. From July 1, 2003 to December 31, 2003, this rate increased by 92 basis points from 5.33% to 6.25%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the estimated fair value of the Company’s structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company’s estimate of their fair value. In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader asset-backed securities (ABS) market. We believe that the 12% discount rate we use is appropriate given the expected 24-year life of the trust assets and residuals.

The following table summarizes the changes in the structural advisory fees receivable for the six month periods ended December 31, 2004 and 2003:

	Six months ended December 31,
	(in thousands)
	2004		2003

Fair value of structural advisory fees at beginning of period	$24,084	(1)	$10,785
Additions from structuring new securitizations	9,931		5,925
Fair value adjustments	810		(226)
Fair value of structural advisory fees at end of period	$34,825		16,484	(1)

(1) Excludes additional up-front structural advisory fees received in July 2004 related to the December 2003 securitization transaction. See Note 7(b) for additional information.

The following table summarizes the changes in the residuals receivable for the six month periods ended December 31, 2004 and 2003:

	Six months ended December 31,
	(in thousands)
	2004	2003

Fair value of residuals at beginning of period	$108,495	$43,600
Additions from structuring new securitizations	57,057	29,730
Fair value adjustments	9,626	2,808
Fair value of residuals at end of period	$175,178	$76,138

The effect on the fair value of the structural advisory fees and residuals receivables based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at December 31, 2004, and changes in the assumed spread between one month LIBOR rates and the auction rates which are based on .05% and .10% changes, from the assumed levels for each key assumption are as follows:

(dollars in thousands)

Structural advisory fees receivables, December 31, 2004	$34,825

Default rate		Default rate
+10%	$(186)	-10%	$194
+20%	(377)	-20%	378
Default recovery rate		Default recovery rate
+10%	—	-10%	(130)
+20%	142	-20%	(130)
Prepayment rate		Prepayment rate
+10%	(887)	-10%	936
+20%	(1,728)	-20%	1,922
Discount rate		Discount rate
+10%	(1,282)	-10%	1,346
+20%	(2,507)	-20%	2,785
Forward LIBOR rates		Forward LIBOR rates
+1%	1,092	-1%	(1,202)
+2%	2,332	-2%	(2,321)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	(1)	-.05%	1
+.10%	(1)	-.10%	2

(dollars in thousands)

Residuals receivables, December 31, 2004	$175,178

Default rate		Default rate
+10%	$(1,528)	- 10%	$1,016
+20%	(4,854)	- 20%	1,865
Default recovery rate		Default recovery rate
+10%	421	- 10%	(505)
+20%	485	- 20%	(1,186)
Prepayment rate		Prepayment rate
+10%	(7,710)	- 10%	8,083
+20%	(15,069)	- 20%	16,572
Discount rate		Discount rate
+10%	(15,867)	- 10%	17,779
+20%	(29,971)	- 20%	37,797
Forward LIBOR rates		Forward LIBOR rates
+1%	7,821	- 1%	(7,842)
+2%	15,557	- 2%	(15,607)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	(1,922)	-.05%	1,923
+.10%	(3,840)	-.10%	3,847

(5)                                 Related Party Transaction

At December 31, 2004 and June 30, 2004, Milestone Capital Management (MCM), an institutional money management firm, was managing approximately $181.8 million and $145.2 million, respectively, of cash and other short-term investments for the Company and charging its standard fees for its services.  Members of the immediate family of one of the Company’s directors own approximately 20% of MCM’s outstanding equity.

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

(b)  Notes Payable to TERI

In connection with the Company’s acquisition of TERI’s loan processing operations in June 2001, the Company entered into a note payable agreement with TERI on June 20, 2001, amounting to $3.9 million, $2.0 million of which related to the acquisition of TERI’s software and network assets and $1.9 million of which related to the Company’s acquisition of a workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets and workforce-in-place intangible assets. The outstanding balance of this note payable at December 31, 2004 and June 30, 2004 amounted to $2.8 million and $3.0 million, respectively.

The Company also entered into a second note payable with TERI on June 20, 2001, amounting to $4.0 million, to fund the Company’s acquisition of TERI’s loan database in June 2001. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable was approximately $2.9 and $3.0 million at December 31, 2004 and June 30, 2004, respectively.

(7)                                 Other Borrowings

(a)   Revolving Line of Credit

On August 28, 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. Fleet National Bank was recently acquired by Bank of America, and our agreement has been assigned to Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company’s option, at the bank’s prime rate or LIBOR plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. This agreement restricts the Company’s ability to pay cash dividends in the event it is in default. No amounts were outstanding under this revolving line of credit at December 31, 2004 or June 30, 2004. The proceeds, if any, will be used for working capital and general corporate purposes. Bank of America has also issued on the Company’s behalf a letter of credit in the amount of $0.5 million in lieu of security deposits for the lease of office space. Third party beneficiaries have not drawn upon this letter of credit, which reduces the amount the Company may borrow under the revolving credit facility.

(b)   Note Payable Related to December 2003 Securitization

In December 2003, the Company received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of the Company’s December 2003 securitization transaction.  The Company agreed to repay this note with the first $7.25 million of the up-front structural advisory fee that it received in July 2004 in connection with the December 2003 securitization. This July 2004 up-front structural advisory fee payment was in addition to the $24.5 million up-front structural advisory fee payment received at the time of the December 2003 securitization transaction and, at December 31, 2003, was estimated to be $8.5 million. Because the performance of the trust created by the December 2003 securitization transaction during its first six months was better than anticipated at December 31, 2003, the Company received an additional $1.75 million in July 2004 resulting in a total second up-front structural advisory fee payment of $10.25 million. The note was further collateralized by the first $6.3 million of residual cash flow from the December 2003 securitization as well as $700,000 of restricted cash. The note was paid in full in July 2004.

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

Follow-on Offering

In June 2004, an aggregate of 7,406,312 shares of the Company’s common stock were sold in a follow-on public offering at a price of $36.50 per share. The Company did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock. Immediately prior to the follow-on offering, employees participating in the offering exercised options to purchase 2,044,390 shares of common stock which were then sold in the offering. The Company received approximately $3.0 million in the aggregate in payment of the exercise prices for these options. The Company incurred approximately $1.0 million in offering costs related to this offering, which were recorded as general and administrative expenses during the fourth quarter of fiscal 2004.

Equity Transactions

An executive officer of the Company had an agreement with two principal stockholders of the Company relating to shares of common stock of the Company owned by these stockholders. Pursuant to this agreement, the executive officer earned non-cash compensation of approximately $1.6 million during the first quarter of fiscal 2004. On September 30, 2003, the agreement was terminated in exchange for vested options issued by these two principal stockholders.

Authorized Shares

In July 2003, the Board of Directors approved, and in August 2003 the stockholders approved, an increase in the total number of authorized shares of common stock from 14,280,440 to 25,000,000. In October 2003, the Board of Directors and stockholders approved an increase in the total number of authorized shares of common stock from 25,000,000 to 100,000,000. On August 10, 2004, the Board of Directors approved, and on November 18, 2004 the Company’s stockholders’ approved, an increase in the total number of authorized shares of common stock from 100,000,000 to 150,000,000. Also, see “Stock Splits” below.

2002 Director Stock Plan

In September 2002, the Board of Directors approved, and in August 2003, the Company’s stockholders approved, the 2002 Director Stock Plan and reserved 200,000 shares of common stock for issuance to the Company’s non-employee directors.  As of December 31, 2004, options to purchase 64,000 shares of common stock have been issued under this plan.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under this plan. As of December 31, 2004, 70,000 restricted stock units have been issued under this plan.

Stock Splits

In August 2003, the stockholders approved a 10-for-1 stock split which became effective on August 25, 2003. In October 2003, the Board of Directors approved a 4-for-1 stock split to be effected as a stock dividend immediately prior to the Company’s initial public offering. On October 29, 2003, the stockholders became entitled to payment of such stock dividend. All prior period share data have been retroactively adjusted to reflect these stock splits.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400,000 shares of common stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Company’s common stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. Prior to June 30, 2004, no shares had been issued under this plan. During July 2004 and January 2005, a total of 40,499 and 10,050 shares, respectively, were issued under the Stock Purchase Plan.

(9)  Pension Plan

FMER has a non-contributory defined benefit pension plan that covers substantially all FMER employees. During the second quarter of fiscal 2005, the Company recorded a net curtailment gain of $655,000 as the benefits under the plan were frozen. The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s condensed consolidated financial statements for the three and six month periods ended December 31, 2004 and 2003:

	Three months ended December 31, (in thousands)		Six months ended December 31, (in thousands)
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$157	$149	$315	$298
Interest on projected benefit obligations	62	53	124	106
Loss recognized	9	17	18	34
Expected return on plan assets	(42)	(34)	(84)	(68)
Net periodic pension cost before curtailment	186	185	373	370
Curtailment gain	(655)	—	(655)	—
Net periodic pension (gain) cost	$(469)	$185	$(282)	$370

Employer Contributions

During the six months ended December 31, 2004, the Company made contributions of $312,000 to FMER’s defined benefit pension plan. The Company expects to make additional aggregate contributions of approximately $300,000 during the remainder of fiscal 2005.

(10)                          New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

The Company expects to adopt Statement 123R on July 1, 2005. Statement 123R permits public companies to adopt its requirements using one of two methods:

1.                                     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.                                       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate its previously issued financial statements to include in its income statement amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R’s fair-value method will impact the Company’s results of operations, although the impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximately the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s condensed consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what the impact on the cash flow statement will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.7 million during the six months ended December 31, 2004 and $29.9 million during the year ended June 30, 2004.

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R has replaced FIN No. 46.  At December 31, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on the Company’s consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the third calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140.  The Company is monitoring the status of this exposure draft to assess its impact on its consolidated financial statements.

(11) Subsequent Events

Equipment Financing Lease

In January 2005, the Company entered into an equipment financing lease agreement which will be used to finance the purchases of furniture and equipment. The agreement allows the Company to finance up to $20 million of furniture and equipment purchased before December 30, 2005.

Follow-on Offering

In January 2005, an aggregate of 3,933,605 shares of the Company’s common stock were sold in a follow-on public offering at a price of $57.40 per share. The Company did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock. Immediately prior to the follow-on offering, an employee participating in the offering exercised an option to purchase 1,012,980 shares of common stock which were then sold in the offering. The Company received approximately $1.9 million in payment of the exercise price for this option. The Company has recorded as general and administrative expenses approximately $0.4 million in offering costs related to this offering, most of which was recorded during the second quarter of fiscal 2005.

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes included elsewhere in this filing. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to our critical accounting policies and factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.

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

We do not take a direct ownership interest in the loans our clients generate, nor do we serve as a lender or guarantor with respect to any loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Lenders who wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During the first six months of fiscal 2005, we processed approximately 533,000 loan applications and facilitated $1.6 billion in loans at over 4,800 schools. During fiscal 2004, we processed over 560,000 loan applications and facilitated $1.8 billion in loans at over 4,800 schools. We have provided structural, advisory and other services for 23 securitization transactions since our formation in 1991.

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

During fiscal 2004, we securitized both private label loans and GATE loans. During the first six months of fiscal 2005, we facilitated one securitization of only private label loans. We expect we will securitize GATE loans, including those we have facilitated during the first six months of our current fiscal year, in the fourth fiscal quarter. During fiscal 2004, our private label programs contributed $191.1 million, or 96%, of our total service revenue, while our GATE programs contributed $8.2 million, or 4%, of our total service revenue.

In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with The Education Resources Institute, Inc., or TERI, the nation’s oldest and largest guarantor of private student loans. We acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI’s staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we entered into with TERI in 2001, we also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans, and a right of first refusal to guarantee our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.  In addition, we entered into a supplement to the master loan guaranty agreement, under which we granted to TERI a right to elect once each fiscal year to increase the amount of its administration fees by 25 basis points, with a corresponding reduction from 25 percent to 20 percent in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trust and a resulting increase from 75 percent to 80 percent in our residual ownership.  TERI has made such an election for the fiscal year ending June 30, 2005.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. We facilitated the securitization of $1.25 billion of student loans during fiscal 2004, up from $560 million during fiscal 2003.

During the first six months of fiscal 2005, we facilitated approximately 176,000 loans in an aggregate principal amount of approximately $1.6 billion. Approximately $1.3 billion of this amount was available to us for securitization. During the first six months of fiscal 2004, we facilitated approximately 112,000 loans in an aggregate principal amount of approximately $981 million. Approximately $747 million of this amount was available to us for securitization. During fiscal 2004, we facilitated approximately 200,000 loans in an aggregate principal amount of approximately $1.8 billion. Approximately $1.38 billion of this amount was available to us for securitization.

The dollar volume of the loans that we facilitated in the first six months of fiscal 2005 increased 62% as compared to the first six months of fiscal 2004. The loans that we facilitated that are available to us for securitization increased 76% in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of TERI-guaranteed loans, we generally enter into agreements with the private label lenders, and Bank of America, N.A. in the case of GATE programs, giving us the exclusive right to securitize the loans that they do not intend to hold, and we receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services, but do not have the exclusive right to securitize the loans that they originate.

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

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. As of December 31, 2004, we have utilized the following special purpose entities for the securitizations we have structured:

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

We receive several types of fees in connection with our securitization services:

Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

•                  Up-front.  We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or soon thereafter. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers, as needed. In securitizations we facilitated in fiscal

2005 and 2004, these fees have ranged from 4.7% to 8.1% of the principal and accrued interest of the loans securitized; and

•                  Additional.  We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

•                  in connection with securitizations in NCMSLT, 75% of the residual cash flows once a parity ratio of 103.5% is reached and maintained; and

•                  in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of securitized GATE loans, an additional 10% of the residual cash flows.

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. We contributed no capital to NCSLT 2004-2, NCSLT 2004-1, NCSLT 2003 or NCMSLT, the trusts that have securitized solely TERI-guaranteed private label loans. In connection with the three most recent securitizations of GATE loans in the NCT trusts, in order to accommodate a limited number of schools, we invested in the aggregate approximately one-third of our GATE-related up-front structural advisory fees to eliminate the risk exposure of those schools. These investments, which reduced our up-front structural advisory fees that would have been recognized in these periods, totaled $1.3 million, $2.0 million and $1.8 million in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, our investment comprised 1.5% of our total up-front structural advisory fees. In exchange for these investments, we received the rights to the residual interest that these schools would otherwise hold in the trust and accounted for these rights as residuals, consistent with the manner in which we account for our other residuals. The value of these residual interests is primarily affected by the loan performance at each school. In the case of securitizations in NCSLT 2004-2, NCSLT 2004-1, NCSLT 2003 and NCMSLT, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts, we currently expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization.

Administrative and other fees.  Our administrative and other fees represent primarily the administrative fees we receive from the trusts for their daily management and for the services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. We receive fees ranging from 5 to 20 basis points per year of the student loan balance in the trust. In addition, in connection with some securitizations, we receive other fees from originating lenders when their loans are purchased by the securitization trust, although these fees have not been material and we do not expect them to be material in the future. We also record as administrative and other fees the reimbursement we receive for certain call center costs. These fees were approximately $0.4 million and $0.2 million for the first six months of fiscal 2005 and fiscal 2004, respectively. The increase in these fees is primarily due to the increase in loan facilitations.

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

As required under accounting principles generally accepted in the United States, we also recognize additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization and before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured. We estimate the present value of the additional structural advisory fees and residuals based on certain assumptions we make about the timing and amount of payment.

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

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. During fiscal 2005 and fiscal 2004, we facilitated securitizations in the second fiscal quarter. During fiscal 2004, we also facilitated two securitization transactions in the fourth fiscal quarter. We expect to close additional securitization transactions in the third and fourth quarters of fiscal 2005. The following tables set forth our quarterly service revenue and net income (loss) for each of the first and second quarters of fiscal 2005 and for each of the quarters of fiscal 2004:

	2005 fiscal quarter
	First	Second
	(in thousands)
Service revenue	$22,404	155,837
Net (loss) income	(5,352)	74,530

	2004 fiscal quarter
	First	Second	Third	Fourth
		(in thousands)
Service revenue	$9,469	$77,523	$11,127	$101,141
Net (loss) income	(3,077)	36,639	(3,566)	45,276

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

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

We have discussed our accounting policies with the audit committee of our Board of Directors, and we believe that our estimates relating to the recognition and valuation of our securitzation-related service revenue, as well as the valuation of goodwill and intangible assets, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the securitization trusts that we facilitate to be a critical accounting policy.

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

•                  the trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate, or LIBOR, and the spread between LIBOR and auction rates; and

•                  expected defaults, net of recoveries.

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

The following table shows the loan performance assumptions for the life of each trust at December 31, 2004:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCSLT 2004-2	Private label	9.12%	40%	7%	6.22%	12%
NCSLT 2004-1	Private label	8.76	40	7	6.22	12
NCSLT 2003	Private label	9.06	40	7	6.22	12
NCMSLT	Private label	8.08	40	7	6.22	12
NCT trusts	Private label	7.11	46	7	6.22	12
NCT trusts	GATE	23.23	47	4	6.22	12

In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. For example, approximately five percent of the loans securitized in NCSLT 2004-2, three percent of the loans securitized in NCSLT 2004-1 and four percent of the loans securitized in NCSLT 2003 represent a new product line offered beginning in fiscal 2003 by some of our private label clients. This new product line includes co-signed loans for which the co-signer has a Fair, Isaac and Company, or FICO, credit score between 625 and 644, which is lower than our other tiered products, which require a FICO score of 645 or above. We worked, in consultation with TERI and our bank clients, to structure and price this loan product to reflect its increased default risk. Accordingly, the interest rate being charged on these loans and the segregated reserves that TERI provided to NCSLT 2004-2, NCSLT 2004-1 and NCSLT 2003 to cover projected default exposure on these loans are greater than those provided for our clients’ other loan products. Although the inclusion of these new loans contributed to estimated overall default rates for NCSLT 2004-2, NCSLT 2004-1 and NCSLT 2003 that are 104 basis points, 68 basis points and 98 basis points higher, respectively, than what we estimated for NCMSLT, the average FICO score for loans in each of the trusts remained above 700.

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

We do not believe we can accurately determine the market price of residuals generated by a pool of securitized student loans. To our knowledge, there have been no market transactions in this type of asset. In determining an appropriate discount rate for valuing residuals, we reviewed the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

At December 31, 2004, we used a 6.22% discount rate for valuing structural advisory fees, as compared to a 6.58% discount rate at June 30, 2004. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows. At December 31, 2004, we used a 10 basis point spread over LIBOR to project the cost of funding the senior auction rate notes in the trusts. This compares with an average spread for senior auction rate notes of 10.3 basis points and 7.3 basis points for the twelve months ended December 31, 2004 and June 30, 2004, respectively.

Other than changes in the discount rate to be applied to structural advisory fees, we did not change any other loan performance assumptions regarding default rates, recovery rates, CPR rates or discount rates in valuing these projected cash flows during the first six months of fiscal 2005.

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

The following tables show the estimated change in our structural advisory fees and residuals receivables balance at December 31, 2004 based on changes in these loan performance assumptions:

	Percentage change in assumptions		Receivables balance	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$30,032	$29,931	$29,818	$29,713	$29,605
GATE loan trusts(1)	5,171	5,088	5,007	4,926	4,843
Total	$35,203	$35,019	$34,825	$34,639	$34,448
Change in receivables balance:	1.09%	0.56%		(0.54)%	(1.08)%
Default recovery rate:
Private label loan trusts	$29,818	$29,818	$29,818	$29,818	$29,818
GATE loan trusts(1)	4,877	4,877	5,007	5,007	5,149
Total	$34,695	$34,695	$34,825	$34,825	$34,967
Change in receivables balance:	(0.37)%	(0.37)%		0.00%	0.41%
Annual constant prepayment rate (CPR):
Private label loan trusts	$31,531	$30,650	$29,818	$29,032	$28,288
GATE loan trusts(1)	5,216	5,111	5,007	4,906	4,809
Total	$36,747	$35,761	$34,825	$33,938	$33,097
Change in receivables balance:	5.52%	2.69%		(2.55)%	(4.96)%
Discount rate:
Private label loan trusts	$32,215	$30,975	$29,818	$28,717	$27,669
GATE loan trusts(1)	5,395	5,196	5,007	4,826	4,649
Total	$37,610	$36,171	$34,825	$33,543	$32,318
Change in receivables balance:	8.00%	3.86%		(3.68)%	(7.20)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$27,821	$28,814	$29,818	$30,838	$31,869
GATE loan trusts(1)	4,683	4,809	5,007	5,079	5,288
Total	$32,504	$33,623	$34,825	$35,917	$37,157
Change in receivables balance:	(6.66)%	(3.45)%		3.14%	6.70%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rates:
Private label loan trusts	$29,820	$29,819	$29,818	$29,817	$29,817
GATE loan trusts(1)	5,007	5,007	5,007	5,007	5,007
Total	$34,827	$34,826	$34,825	$34,824	$34,824
Change in receivables balance:	0.01%	0.00%		(0.00)%	(0.00)%

(1)                                  GATE loan trusts include approximately $373.0 million of GATE loans and $42.2 million of TERI-guaranteed loans.

	Percentage change in assumptions		Receivables balance	Percentage change in assumptions
Residuals	Down 20%	Down 10%		Up 10%	Up 20%
		(dollars in thousands)
Default rate:
Private label loan trusts	$172,697	$171,657	$170,461	$168,754	$165,509
GATE loan trusts(1)	4,346	4,537	4,717	4,896	4,815
Total	$177,043	$176,194	$175,178	$173,650	$170,324
Change in receivables balance:	1.06%	0.58%		(0.87)%	(2.77)%
Default recovery rate:
Private label loan trusts	$169,986	$170,320	$170,461	$170,515	$170,526
GATE loan trusts(1)	4,006	4,353	4,717	5,084	5,137
Total	$173,992	$174,673	$175,178	$175,599	$175,663
Change in receivables balance:	(0.68)%	(0.29)%		0.24%	0.28%
Annual constant prepayment rate (CPR):
Private label loan trusts	$186,832	$178,445	$170,461	$162,850	$155,587
GATE loan trusts(1)	4,918	4,816	4,717	4,618	4,522
Total	$191,750	$183,261	$175,178	$167,468	$160,109
Change in receivables balance:	9.46%	4.61%		(4.40)%	(8.60)%
Discount rate:
Private label loan trusts	$206,636	$187,492	$170,461	$155,271	$141,684
GATE loan trusts(1)	6,339	5,465	4,717	4,040	3,523
Total	$212,975	$192,957	$175,178	$159,311	$145,207
Change in receivables balance:	21.58%	10.15%		(9.06)%	(17.11)%

	Change i-n assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$155,279	$162,865	$170,461	$178,060	$185,654
GATE loan trusts(1)	4,292	4,471	4,717	4,939	5,081
Total	$159,571	$167,336	$175,178	$182,999	$190,735
Change in receivables balance:	(8.91)%	(4.48)%		4.46%	8.88%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
		(dollars in thousands)
Change in assumed spread between LIBOR and auction rates:
Private label loan trusts	$174,308	$172,384	$170,461	$168,539	$166,621
GATE loan trusts(1)	4,717	4,717	4,717	4,717	4,717
Total	$179,025	$177,101	$175,178	$173,256	$171,338
Change in receivables balance:	2.20%	1.10%		(1.10)%	(2.19)%

(1)                                  GATE loan trusts include approximately $373.0 million of GATE loans and $42.2 million of TERI-guaranteed loans.

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

Any changes in the estimates that we use to determine the carrying value of our goodwill and intangible assets or which adversely affect their value or estimated life could adversely affect our results of operations and financial condition. At December 31, 2004, goodwill totaled $3.2 million and net intangible assets totaled $2.9 million.

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

On December 24, 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At December 31, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, we have not consolidated the existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets, an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the third calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of the exposure draft to assess its impact on our financial statements.

Results of Operations

Three and six months ended December 31, 2004 and 2003

Revenue Related to Securitization Transactions

The following table sets forth for the first six months of fiscal year 2005 and 2004 (by dollar amount and as a percentage of the total volume of loans securitized):

•                                          the total volume of loans securitized by loan type and the securitization-related service revenue components, other than administrative and other fees; and

•                                          updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

First six months of fiscal year:	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2005
Private label loans	$806,779	$65,050	8.1%	$9,931	1.2%	$74,981	$57,057	7.1%
Trust updates (2)	—	—		810		810	9,626
Total	$806,779	$65,050		$10,741		$75,791	$66,683

2004
Private label loans	$532,336	$33,000	6.2%	$5,925	1.1%	$38,925	$29,730	5.6%
Trust updates (2)	—	—		(226)		(226)	2,808
Total	$532,336	$33,000		$5,699		$38,699	$32,538

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

The principal balance of loans facilitated and available to us for later securitization at December 31, 2004 and June 30, 2004 totaled $796.0 million and $276.1 million, respectively.

Structural advisory fees

Structural advisory fees increased to $75.8 million for the first six months of fiscal 2005 from $38.7 million for the first six months of fiscal 2004. The increase in structural advisory fees was primarily a result of an increase in the securitization volume, as well as an increase in the advisory fee rates as a percentage of the loan volume securitized.

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $65 million for the first six months of  fiscal 2005 from $33.0 million for the first six months of fiscal 2004. The increase in up-front structural advisory fees was primarily a result of an increase in securitization volume. An increase in the up-front structural advisory fee rate as a percentage of the loan volume securitized also resulted in an increase in our revenue in the first six months of fiscal 2005.  We believe that this increase in rate is due in part to more efficient securitization transactions as the balance of student loans securitized increased and new securitizations structures were introduced.  We do not currently expect further significant improvement in the fee rates we are able to earn on future securitization transactions.

The following table reflects the increases in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee rates and loan mix:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee rate and loan mix	Total increase
	(in thousands)
Six months ended December 31, 2004 vs. six months ended December 31, 2003	$806,779	$17,015	$15,035	$32,050

Additional structural advisory fees

The additional component of structural advisory fees increased to $10.7 million for the first six months of fiscal 2005 from $5.7 million for the first six months of fiscal 2004. The increase in additional structural advisory fees was primarily a result of an increase in securitization volume, but was also the result of fair value adjustments during the fiscal 2005 period.

The following tables summarize the changes in the fair value of the structural advisory fees receivable for the three and six months ended December 31, 2004 and 2003:

	Three months ended December 31,
	2004	2003
	(in thousands)

Fair value at beginning of period	$24,703	$10,506
Revenue recognized during period
Additions from structuring new securitizations	9,931	5,925
Fair value adjustments	191	53
Total additional structural advisory fees recognized	10,122	5,978
Fair value at end of period	$34,825	$16,484	(1)

	Six months ended December 31,
	2004		2003
	(in thousands)

Fair value at beginning of period	$24,084	(1)	$10,785
Revenue recognized during period
Additions from structuring new securitizations	9,931		5,925
Fair value adjustments	810		(226)
Total additional structural advisory fees recognized	10,741		5,699
Fair value at end of period	$34,825		$16,484	(1)

(1) Excludes the structural advisory fee receivable from the December 2003 securitization that we collected in July 2004, which was estimated to be $8.5 million at December 31, 2003 and $10.25 million at June 30, 2004.

During the first six months of fiscal 2005, the fair value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.8 million. This increase was primarily due to the accretion of the discounting inherent in these present value estimates and the decrease in the discount rate during the period. During the first six months of fiscal 2004, the fair value adjustments of our additional structural advisory fees resulted in a decrease of approximately $0.2 million, as the accretion of the discounting inherent in these present value estimates and the impact of upward movement in the implied forward one-month LIBOR curve were more than offset by the effect of the increase in the discount rate during the period.

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

We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. We applied a discount rate of 6.22% at December 31, 2004, 6.12% at September 30, 2004, 6.58% at June 30, 2004, 6.25% at December 31, 2003, 5.95% at September 30, 2003, and 5.33% at June 30, 2003. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first six months of fiscal 2005, the implied forward LIBOR curve flattened. This flattening  did not have a material impact on the estimated fair value of additional structural advisory fees receivable during the period.  During the first six months of fiscal 2004, the rates along the implied forward LIBOR curve increased.  These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby increasing the estimated fair value of the structural advisory fees receivable during the period.  For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see “ —Application of Critical Accounting Policies and Estimates—Service Revenue.”

We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates for the NCSLT 2004-2, NCSLT 2004-1, NCSLT 2003, NCMSLT or NCT trusts during either the first six months of fiscal 2005 or 2004.

Residuals

Residuals increased to $66.7 million for the first six months of fiscal 2005 from $32.5 million for the first six months of fiscal 2004. The increase in residuals was primarily a result of an increase in securitization volume. We used a discount rate of 12% throughout the first six months of fiscal 2005 and all of fiscal 2004.

The following table reflects the increases in residuals attributable to the increase in securitization volume and the change attributable to updates to prior trusts:

		Residuals
	Total volume of loans securitized	Change attributable to increased securitization volume and change in loan mix	Change attributable to trust updates(1)	Total increase
	(in thousands)
Six months ended December 31, 2004 vs. six months ended December 31, 2003	$806,779	$27,327	$6,818	$34,145

(1)          The change attributable to trust updates in fiscal 2005 and 2004 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these present value estimates of residuals, rather than changes in our assumptions.

The following tables summarize the changes in the fair value of the residuals receivable for the three and six months ended December 31, 2004 and 2003:

	Three months ended December 31,
	2004	2003
	(in thousands)

Fair value at beginning of period	$111,955	$45,195
Revenue recognized during period
Additions from structuring new securitizations	57,057	29,730
Fair value adjustments	6,166	1,213
Total residuals fees recognized	63,223	30,943
Fair value at end of period	$175,178	$76,138

	Six months ended December 31,
	2004	2003
	(in thousands)

Fair value at beginning of period	$108,495	$43,600
Revenue recognized during period
Additions from structuring new securitizations	57,057	29,730
Fair value adjustments	9,626	2,808
Total residuals fees recognized	66,683	32,538
Fair value at end of period	$175,178	$76,138

During the first six months of fiscal 2005 and the first six months of fiscal 2004, the fair value adjustments of our residuals receivable resulted in an increase of approximately $9.6 million and $2.8 million, respectively, due to the passage of time and the impact of movement in the implied forward LIBOR curve. The amount of this fair value adjustment also increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the present value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. We used a 12% discount factor during the first six months of fiscal 2005 and fiscal 2004. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first six months of fiscal 2005, the implied forward LIBOR curve flattened. The flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the estimated fair value of residuals receivable during the period. During the first six months of fiscal 2004, the rates along the implied forward LIBOR curve increased.  These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby increasing the estimated fair value of the residuals receivable during the period.  For a discussion of the assumptions we make in estimating our residuals, see “—Application of Critical Accounting Policies and Estimates—Service Revenue.”

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader ABS market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

For a discussion of the assumptions we make in estimating our residuals, see “—Application of Critical Accounting Policies and Estimates—Service Revenue.”

Administrative and other fees

Administrative and other fees increased to $0.9 million in the second quarter of fiscal 2005 from $0.5 million in the second quarter of fiscal 2004, and increased to $1.8 million for the first six months of fiscal 2005 from $0.8 million for the first six months of fiscal 2004. The increase was due primarily to increasing student loan balances in the securitization trusts during the fiscal 2005 period compared to the fiscal 2004 period. We expect that our administrative and other fees will continue to increase as the student loan balances in the securitization trusts continue to increase.

Processing fees from TERI

Processing fees from TERI increased to $16.6 million for the second quarter of fiscal 2005 from $7.1 million for the second quarter of fiscal 2004, and increased to $33.9 million for the first six months of fiscal 2005 from $15.0 million for the first six months of fiscal 2004. The increase was due to increased reimbursed expenses required to process the volume of private label loans that we facilitated during the fiscal 2005 period, which increased to $1.5 billion for the first six months of fiscal 2005 from $931 million for the first six months of fiscal 2004. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes.

Operating Expenses

Total operating expenses increased to $29.7 million in the second quarter of fiscal 2005 from $15.5 million in the second quarter of fiscal 2004. Total operating expenses increased to $61.5 million for the first six months of fiscal 2005 from $30.7 million for the first six months of fiscal 2004. Compensation and benefits increased to $15.3 million in the second quarter of fiscal 2005 from $7.8 million in the second quarter of fiscal 2004, and increased to $30.2 million for the first six months of fiscal 2005 from $16.7 million for the first six months of fiscal 2004. General and administrative expenses increased to $14.4 million in the second quarter of fiscal 2005 from $7.7 million in the second quarter of fiscal 2004, and increased to $31.3 million for the first six months of fiscal 2005 from $14.0 million for the first six months of fiscal 2004.

Compensation and benefits and general and administrative expenses increased primarily as a result of an increase in personnel. We hired additional personnel to meet the operating requirements from our growing loan processing and securitization activities. As our financial performance improves, we anticipate awarding higher performance-based cash compensation to our employees.

General and administrative expenses also increased as a result of an increase in consulting fees, an increase in professional fees, an increase in external call center costs and an increase in occupancy costs. Consulting fees increased to $3.0 million for the second quarter of fiscal 2005 from $0.9 million for the second quarter of fiscal 2004, and increased to $7.4 million in the first six months of fiscal 2005 from $1.6 million in the first six months of fiscal 2004, primarily as a result of the hiring of experts to assist us in our redesign efforts for our loan origination systems. Professional fees increased to $2.5 million for the second quarter of fiscal 2005 from $1.8 million for the second quarter of fiscal 2004, and increased to $4.9 million in the first six months of fiscal 2005 from $2.7 million in the first six months of fiscal 2004. These expenses increased primarily as a result of increased legal, audit and investor relations expenses as a result of being a public company. In addition, we incurred greater recruiting and placement fees as we hired additional employees. External call center costs increased to $1.7 million for the second quarter of fiscal 2005 from $0.7 million for the second quarter of fiscal 2004, and increased to $4.5 million for the first six months of fiscal 2005 from $1.9 million in the first six months of fiscal 2004. The increase in external call center costs was primarily due to the increase in the volume of loans facilitated during the current year period. Occupancy expenses increased to $2.2 million for the second quarter of fiscal 2005 from $0.9 million for the second quarter of fiscal 2004, and increased to $4.4 million in the first six months of fiscal 2005 from $1.6 million in the first six months of fiscal 2004 as we moved and expanded our corporate headquarters and expanded our loan processing operations throughout fiscal 2004 and the first six months of fiscal 2005.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients and as a result of increased space under lease.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our Master Servicing Agreement, for the three and six month periods ended December 31, 2004 and 2003:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
Three months ended December 31,
2004	$8,581	$7,969	$16,550	$6,737	$6,386	$13,123	$29,673
2003	3,719	3,419	7,138	4,079	4,249	8,328	15,466

Six months ended December 31,
2004	$17,140	$16,737	$33,877	$13,058	$14,577	$27,635	$61,512
2003	7,628	7,341	14,969	9,038	6,669	15,707	30,676

A portion of interest expense was reimbursed by TERI during the periods presented above. During the three months ended December 31, 2004 and 2003, TERI reimbursed interest expense of approximately $28,805 and $6,057, respectively. During the six months ended December 31, 2004 and 2003, TERI reimbursed interest expense of approximately $58,858 and $13,822, respectively.

Other (Income) Expense

Interest (income) expense, net

We recorded net interest income during the second quarter of fiscal 2005 of $0.8 million compared to net interest income during the same period in the prior year of $42,000. Net interest income was $1.1 million for the first six months of fiscal 2005 as compared to net interest expense of $0.1 million for the first six months of fiscal 2004. The increase in interest income resulted from an increase in cash and other short-term investment balances as a result of receipt of cash from securitization transactions in June 2004 and October 2004. Interest expense is primarily attributable to $7.9 million of notes issued in June 2001 to TERI as a part of the purchase price for TERI’s loan processing operations as described below in “—Financial Condition, Liquidity and Capital Resources.”

Income Tax Expense

Income tax expense increased to $52.4 million for the second quarter of fiscal 2005 from $25.5 million for the second quarter of fiscal 2004, and increased to $48.7 million for the first six months of fiscal 2005 from $22.7 million for the first six months of fiscal 2004. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses and potential acquisitions.

On November 5, 2003, we completed an initial public offering of our common stock at a price to the public of $16.00 per share, in which we sold 7,906,250 shares and selling shareholders sold 6,468,750 shares. Net proceeds of the initial public offering to us were approximately $115.1 million. We did not receive any of the proceeds of the sale of the shares sold by the selling stockholders. In June 2004, selling stockholders sold an aggregate of 7,406,312 shares of our common stock in a follow-on public offering at a price of $36.50 per share. In January 2005, selling stockholders sold an aggregate of 3,933,605 shares of our common stock in a follow-on public offering at a price of $57.40 per share. We did not sell any shares in the June 2004 and January 2005 offerings and therefore did not receive any proceeds from the sale of stock. We did, however, receive approximately $3.0 million in connection with the June 2004 offering, and approximately $1.9 million in connection with the January 2005 offering, from certain selling stockholders who exercised options and then sold the resulting shares in the offerings.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and other short-term investments will be sufficient to fund our operations through at least fiscal 2006.

Long-term Funding Requirements

We expect to fund the growth of our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, or if we otherwise believe that raising additional capital would be in our best interests and the best interests of our stockholders, we may sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

From our inception, we have raised approximately $143.9 million from the sale of common stock and promissory notes, including approximately $115.1 million in net proceeds from our initial public offering.

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

Cash and Other Short-term Investments

At December 31, 2004, we had $199.1 million in cash and other short-term investments, and at June 30, 2004, we had $168.7 million in cash and other short-term investments. The increase resulted primarily from our receipt of up-front structural advisory fees in connection with our October 2004 securitization transaction. Cash and other short-term investments include balances in money market funds.

Structural Advisory Fees and Residuals Receivables

Our structural advisory fees and residuals receivables increased to $210.0 million at December 31, 2004 from $142.8 million at June 30, 2004, primarily as a result of the structural advisory fees and residuals generated from the October 2004 securitization transaction. This increase in structural advisory fees and residuals receivables was partially offset by the receipt of $10.25 million in structural advisory fees in July 2004. In the December 2003 securitization, we collected $24.5 million of the up-front structural advisory fee in December 2003, at the time the securitization transaction closed, and we received a second payment of $10.25 million in July 2004 from this December 2003 securitization transaction (of which $7.25 million was used to repay an outstanding note payable). The $10.25 million second payment was recorded as a structural advisory fee receivable at June 30, 2004.

Other Receivables

Other receivables increased to $1.9 million at December 31, 2004 from $0.4 million at June 30, 2004. The increase is primarily due to prepaid marketing fees that will be reimbursed to us by trusts used in future securitization transactions.

Property and Equipment, Net

During the first six months of fiscal 2005, our property and equipment, net increased by $5.4 million, as we spent $7.4 million on the expansion of our processing facilities and corporate headquarters, which was offset by $1.9 million of depreciation expense recorded during the period. Included in capital additions for the first six months of fiscal 2005 are capitalized software development costs of $3.5 million which are primarily related to the improvement of our loan processing systems.

Prepaid and Other Current Assets

We had prepaid and other current assets of $6.8 million at December 31, 2004 down from $23.0 million at June 30, 2004. Prepaid and other current assets at June 30, 2004 included prepaid income taxes of approximately $20.3 million. This balance was primarily derived from a tax benefit of $29.9 million from employee stock option exercises, primarily in connection with stock option exercises at the time of our follow-on offering in June 2004. This benefit, after offsetting fiscal year 2004 accrued income taxes, resulted in the net prepaid income taxes balance at June 30, 2004. Taxes owed as a result of income earned during the first six months of fiscal 2005 more than offset the June 30, 2004 prepaid income tax balance. During the first six months of fiscal 2005, we made short-term deposits of approximately $4.1 million related to the build out of our new loan processing facility.

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

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $21.8 million at December 31, 2004 and $26.3 million at June 30, 2004. In July 2004, we paid approximately $8.2 million of withholding taxes that we had collected from employees related to their exercise of non-qualified stock options in our follow-on offering in June 2004. This decrease in accrued expenses was partially offset by accrued bonuses that were approximately $1.3 million higher at December 31, 2004 as compared to June 30, 2004, primarily due to an increase in the number of our employees and the adoption of our executive incentive compensation plan by our stockholders in November 2004. At December 31, 2004, we had accrued income taxes of $3.4 million, compared to no accrued income taxes at June 30, 2004 due to the tax benefit derived from stock option exercises. Our accounts payable were $0.6 million lower at December 31, 2004 as compared to June 30, 2004, primarily due to the timing of the receipt and payment of invoices.

Net Deferred Tax Liability

We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize residuals in book income earlier than they are recognized for tax purposes. Our deferred tax liability increased primarily as a result of the increase in residual revenue recognized during the first quarter of fiscal 2005.

Notes Payable

We had notes payable and capital lease obligations of $1.7 million at December 31, 2004 and $9.2 million at June 30, 2004. During the second quarter of fiscal 2004, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of our December 2003 securitization. We repaid this note with the first $7.25 million of the second up-front structural advisory fee that we received in July 2004 in connection with the December 2003 securitization. We had notes payable to TERI of $5.7 million at December 31, 2004 and $6.0 million at June 30, 2004. This balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001.

Deferred Compensation

We recorded deferred compensation during the second quarter of fiscal 2005 as we granted 70,000 restricted stock units to certain senior managers and executive officers.

Contractual Obligations

As of December 31, 2004, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2004. During the first six months of fiscal 2005:

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

•                  We entered into a lease for approximately 136,000 additional square feet of office space for our loan processing operations in Boston, Massachusetts for basic annual rent between $745,000 and $872,000 through 2014;

•                  We entered into a lease for the use of a corporate aircraft for basic annual rent of approximately $1.4 million through 2009, which was structured to be treated as a capital asset for tax purposes; and

•                  We entered into an equipment financing lease agreement which we will use to finance the purchases of furniture and equipment. The agreement allows us to finance up to $20 million worth of furniture and equipment purchased before December 30, 2005. We expect to repay amounts drawn down on the lease in terms ranging from three to five years. We made draws of approximately $2.5 million and $1.6 million following execution of the agreement. These initial draws were used to reimburse us for deposits we made during the quarter.

Cash Flows

Our net cash provided by operating activities increased to $44.5 million for the first six months of fiscal 2005, compared to $4.8 million for the first six months of fiscal 2004. Cash provided by operations resulted primarily from an increase in net income, an increase in our deferred tax liability and a decrease in prepaid and other current assets, partially offset by an increase in residuals and a decrease in accounts payable, accrued expenses and other liabilities.

We used $7.7 million of net cash in investing activities during the first six months of fiscal 2005. The principal use of net cash was capital expenditures related to the expansion of our loan processing facilities and corporate headquarters and, to a lesser extent, payments for loan database updates from TERI.

We used net cash of $6.4 million in financing activities during the first six months of fiscal 2005. Cash used in financing activities primarily related to the repayment of the $7.25 million note that we issued to the lead underwriter of the Company’s December 2003 securitization, offset in part by the receipt of exercise prices for employee stock options.

We expect that our capital expenditure requirements for the remainder of fiscal 2005 will be approximately $31.2 million. We plan to utilize our recently executed equipment line of credit to finance a portion of these costs. We expect to use these funds primarily for the expansion of our loan processing operations, purchase of computer and office equipment, and leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $9.3 million.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of an aggregate of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At December 31, 2004, outstanding principal on these notes totaled $5.7 million as compared to $6.0 million at June 30, 2004.

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

In August 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. Fleet National Bank was recently acquired by Bank of America, and our agreement related to this facility has been assigned to Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank’s prime rate, or LIBOR plus 2%. The revolving credit line contains financial covenants, including:

•                  minimum trailing 12-month up-front structural advisory fees of not less than $25 to $30 million;

•                  minimum tangible net worth of not less than the sum of 100% of consolidated tangible net worth plus 85% of consolidated net income;

•                  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

•                  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are in compliance with these covenants as of the date of this report. This agreement restricts our ability to pay cash dividends in the event we are in default. As of December 31, 2004, we had no balance outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000. Bank of America has issued on our behalf a letter of credit in the amount of $0.5 million in lieu of security deposits for the lease of office space. Third party beneficiaries have not drawn upon this letter of credit, which reduces the amount that we may borrow under the revolving credit facility.

In December 2003, we issued a $7.25 million note to the lead underwriter of our December 2003 securitization to monetize a substantial portion of the second up-front structural advisory fee payment which we received in July 2004. We repaid the note in full with the first $7.25 million of that payment.

Off-Balance Sheet Transactions

We structure and facilitate the securitization of loans for our clients through a series of bankruptcy remote, qualified special purpose trusts. We do not utilize these trusts as a means to transfer assets or liabilities from our balance sheet to those of the trusts because we are not the originator of the securitized student loans or the issuer of the related debt. We do not serve as lender, guarantor or loan servicer. Specifically, these trusts purchase such student loans from third-party financial institutions, the financing of which is provided through the issuance of asset-backed securities.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

We expect to adopt Statement 123R on July 1, 2005. Statement 123R permits public companies to adopt its requirements using one of two methods:

1.                                       A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.                                       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate its previously issued financial statements to include in its income statement amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  The adoption of Statement 123R’s fair-value method will impact our results of operations, although the impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximately the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the impact on the cash flow statement will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.7 million during the six months ended December 31, 2004 and $29.9 million during the year ended June 30, 2004.

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At December 31, 2004, the securitization trusts created after January 31, 2003 have either met the criteria to be a QSPE, as defined in paragraph 35 of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, we did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows. For additional information regarding our adoption of FIN No. 46, see “ —Consolidation.”

The FASB issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the third calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140. We are monitoring the status of this Exposure Draft to assess its impact on our consolidated financial statements.

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

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this Quarterly Report, we have provided structural advisory and other services for 23 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 75% of our total service revenue for the first six months of fiscal 2005, 78% of our total service revenue for fiscal 2004, 73% of our total service revenue for fiscal 2003 and 64% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2004, we recognized 5%, 39%, 5% and 51% of our total service revenue in the respective fiscal quarters of 2004. In fiscal 2003, we recognized 7%, 36%, 17% and 40% of our total service revenue in the respective fiscal quarters of 2003. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. In fiscal 2004, we facilitated one securitization in the second quarter and two securitizations in the fourth quarter, but none in the first or third quarters. Thus far in fiscal 2005, we facilitated one securitization in the second quarter. The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2004, we processed 34% of our total loan facilitation volume in the first quarter ended September 30, 2003, and 20%, 27% and 19% of our total loan facilitation volume in the respective successive quarters.

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

•                  prolonged volatility in the capital markets generally or in the student loan sector specifically, which could restrict or delay our access to the capital markets;

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

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of the residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, we recognize as revenue the present value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because they are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and in each subsequent quarter and reflect the change in value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends, the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue-Sensitivity Analysis” included in this Quarterly Report.

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

We provide structural advisory and other services for loan securitizations undertaken through Delaware statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” included in this Quarterly Report. Some of the relevant accounting rules are in the process of being amended. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected, particularly in the early years of a trust when the trust typically experiences losses.

In structuring and facilitating securitizations of our clients’ loans and as holders of rights to receive residual cash flows in those trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance student loans that our clients originate. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing asset-backed securities that those trusts issue, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts to disclose adequately all material information regarding an investment in the asset-backed securities or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. In addition, under various agreements entered into with underwriters or financial guarantee insurers of those asset-backed securities, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

We do not maintain reserves or insurance against this potential liability. If we are liable for losses investors incur in any of the securitizations that we facilitate or structure, our profitability or financial position could be materially adversely affected.

If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

We structure and support private student loan programs for commercial banks, including Bank One and Bank of America. We also structure and support private student loan programs for marketing partners that refer their borrowers to a particular lending source, such as Charter One Bank. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of Bank One private label loans represented approximately 33% of our total service revenue for the first six months of fiscal 2005 and approximately 43% of our total service revenue for fiscal 2004. Structural advisory fees and residuals from securitization of Bank of America private label loans represented approximately 11% of total service revenue for the first six months of fiscal 2005 and approximately 9% of total service revenue for fiscal 2004. In addition, Bank of America is the exclusive lender for our GATE program clients. Our GATE programs contributed 4% of our total service revenue in fiscal 2004. Structural advisory fees and residuals from securitization of Charter One-funded private label loans represented approximately 24% of our total service revenue for the first six months of fiscal 2005 and approximately 17% of our total service revenue in fiscal 2004.

We have agreements with these commercial banks that govern the purchase of loans for securitization. Our agreement with Bank One is scheduled to terminate in April 2007. Our agreement with Charter One is scheduled to terminate in May 2006, except with respect to loans marketed by Collegiate Funding Services, L.L.C. and funded by Charter One, in which case our agreement has a term through July, 2007. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Of our two agreements with Bank of America that govern the purchase of GATE loans, one may terminate at any time upon 120 days notice and the other may terminate as early as May 2006. Our agreement with Bank of America governing the purchase of direct-to-consumer loans may terminate as early as May 2006. Each client above has the right to terminate their agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guaranty fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services to TERI and received fees from TERI for services performed of $33.9 million, or 19% of total service revenue, for the first six months of fiscal 2005, $15.0 million, or 17% of total service revenue, for the first six months of fiscal 2004 and $35.1 million, or 18% of total service revenue, for fiscal 2004. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI has an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private student loans. As of December 31, 2004, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

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

As a result, lenders might be less inclined to utilize the TERI-guaranteed private label loan programs, which could, in turn, harm our business and results of operations.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of December 31, 2004, Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients’ loans. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

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

As these surety coverage limits are reached, we will consider various options for providing NCT trust bondholders in NCT trusts with additional credit enhancement so that school clients may continue to participate in the GATE program. For example, in our June 2004 securitization, we made a cash deposit with the NCT trust on behalf of six schools, in an amount adequate to cover the additional surety amount required beyond what the GATE program’s current surety provider was willing to provide on the schools’ behalf. Our aggregate cash surety deposit on behalf of these schools was $1.8 million. We could lose some or all of this deposit and future deposits we make on behalf of schools should such schools breach their commitments to reimburse the NCT trusts for defaults by their student borrowers.

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

In addition, there has been significant consolidation within the banking industry. For example, Charter One Financial, Inc., the publicly traded parent company of Charter One Bank, N.A., was recently acquired by Citizens Financial Group, Inc., and Bank One Corporation recently merged with J.P. Morgan Chase & Co.  In addition, Sallie Mae recently acquired our client, Southwest Student Services Corporation, resulting in termination of our relationship with that client. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

We provide outsourcing services to lenders, marketing partners and educational institutions, as well as businesses and other organizations, in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected.

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

The number of our employees increased to 655 regular employees and 107 seasonal and part time employees as of December 31, 2004 from 310 regular employees and 47 seasonal employees as of December 31, 2003. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to December 31, 2004, our assets have grown to $448.6 million. Our revenue increased to $178.2 million for the first six months of fiscal 2005 from $87.0 million for the first six months of fiscal 2004. Our revenue increased to $199.3 million in fiscal 2004 from $91.4 million for fiscal 2003 and $41.3 million for fiscal 2002. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate include amounts as small as $1,000, and a small portion of those loans have combined interest rates and fees exceeding 12%.  We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt.

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

Recent litigation has sought to recharacterize “payday loan” marketers as lenders; if similar litigation were successful against education loan marketers, our ability to securitize loans by referral lenders could be adversely affected.

Our private label clients include loan marketers who are not themselves lenders.  These clients design and brand loan programs that are marketed directly to prospective student borrowers and their families, or directly to educational institutions.  The loans under these programs, however, are made by referral lenders. Because referral lenders are federally-insured, they are not subject to most state consumer protection limitations on fees and charges. Most of our referral lenders are national banks who are exempt from virtually all state consumer protection laws.

The association between loan marketers and out-of-state national banks has come under recent scrutiny, specifically in the context of high-interest “payday loans” and other predatory short-term credit practices.  Recent litigation asserts that payday loan marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business.  Such litigation has sought, successfully in some instances, to recharacterize the loan marketer as the lender for purposes of state consumer protection law restrictions.  Similar civil actions have been brought in the context of gift cards.

We believe the activities of our private label clients are distinguishable from the activities involved in the pending cases.  Nevertheless, we are monitoring these legal trends, because the recharacterization of private label loans marketed by nonlenders would materially adversely affect our ability to securitize such loans and negatively affect our revenues.

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

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

We have only been a public company since October 2003. For the twelve month period ended December 31, 2004, the average daily trading volume of our common stock on the New York Stock Exchange was less than 275,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock.

In connection with our follow-on offering completed in January 2005, all selling stockholders and all parties to the registration rights agreement dated November 3, 2004 entered into a lock-up agreement with the underwriters. As a result of these lock-up agreements, approximately 31,955,605 shares are subject to contractual restrictions on resale, through April 12, 2005.

The market price of shares of our common stock may drop significantly if our stockholders subject to the lock-up agreement sell a substantial number of shares when the restrictions on resale lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 52% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. Our primary market risk exposure is to changes in interest rates in our cash and other short-term investments. Cash and other short-term investments include balances in money market funds. The primary objective of our investment policy is the preservation of capital. Accordingly, we manage our interest rate risk through a conservative investment policy and an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity.

Risks Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balances at December 31, 2004 based on changes in these loan performance assumptions, see “—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of the fiscal year ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Registered Securities

In our initial public offering, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the Securities and Exchange Commission on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through December 31, 2004, we have not spent any of the net proceeds of the IPO, which have been invested in cash and other short-term investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

In June 2004, we completed a follow-on public offering of 7,406,312 shares of our common stock, including an over-allotment option of 966,041 shares, pursuant to a registration statement on Form S-1 (File No. 333-116142) that was declared effective by the SEC on June 22, 2004. All of these shares were offered by selling stockholders, and we did not receive any proceeds from the offering.

In January 2005, we completed a follow-on public offering of 3,933,605 shares of our common stock, including an over-allotment option of 513,078 shares, pursuant to a registration statement on Form S-3 (File No. 333-120740) that was declared effective by the SEC on January 12, 2005. All of these shares were offered by selling stockholders, and we did not receive any proceeds from the offering.

Item 4—Submission of Matters to a Vote of Security Holders

On November 18, 2004, the following proposals were voted on at our 2004 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

To elect the following eight persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified (subject to such director’s earlier death, resignation or removal):

Daniel Maxwell Meyers	61,001,684	716,223	N/A	N/A
Stephen E. Anbinder	61,102,586	615,321	N/A	N/A
Leslie L. Alexander	61,147,362	570,545	N/A	N/A
William R. Berkley	61,046,321	671,586	N/A	N/A
Dort A. Cameron III	60,989,644	728,263	N/A	N/A
George G. Daly	61,025,928	691,979	N/A	N/A
Peter S. Drotch	61,014,881	703,026	N/A	N/A
William D. Hansen	61,016,793	701,114	N/A	N/A

To approve an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of capital stock	61,168,438	530,347	19,122	0

To approve the Company’s Executive Incentive Compensation Plan	54,543,774	584,430	37,013	6,552,690

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

THE FIRST MARBLEHEAD CORPORATION

Date: February 11, 2005	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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