Form 10-Q
period 2005-03-31
FIRST MARBLEHEAD CORP
filed 2005-05-13
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

Yes ☐ No ☒

As of April 30, 2005, the registrant had 66,113,757 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1-Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2005	June 30, 2004

ASSETS
Cash and other short-term investments	$218,467	$168,712

Service receivables:
Structural advisory fees	42,767	34,334
Residuals	210,332	108,495
Processing fees from The Education Resources Institute (TERI)	8,358	6,052
	261,457	148,881

Property and equipment	42,810	15,146
Less accumulated depreciation and amortization	(8,874)	(4,315)
Property and equipment, net	33,936	10,831

Goodwill	3,176	3,176
Intangible assets, net	2,776	3,180
Prepaid income taxes	17,115	20,267
Other prepaid expenses	3,281	2,763
Other assets	3,466	2,246

Total assets	$543,674	$360,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$29,425	$26,285
Net deferred income tax liability	70,416	40,138
Notes payable and capital lease obligations	7,452	9,179
Notes payable to TERI	5,474	6,004
Other liabilities	801	314
Total liabilities	113,568	81,920
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 and 100,000,000 shares authorized at March 31, 2005 and June 30, 2004, respectively; 66,113,757 and 63,975,000 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	661	640
Additional paid-in capital	202,516	163,572
Retained earnings	230,541	113,924
Deferred compensation	(3,612)	—
Total stockholders’ equity	430,106	278,136

Total liabilities and stockholders’ equity	$543,674	$360,056

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Service revenue:
Structural advisory fees	$62,942	$484	$138,733	$39,184
Residuals	35,153	2,253	101,836	34,790
Processing fees from TERI	20,610	7,933	54,547	22,917
Administrative and other fees	829	457	2,660	1,228
Total service revenue	119,534	11,127	297,776	98,119

Operating expenses:
Compensation and benefits	17,322	8,835	47,523	25,503
General and administrative expenses	20,391	8,414	51,702	22,423
Total operating expenses	37,713	17,249	99,225	47,926
Income (loss) from operations	81,821	(6,122)	198,551	50,193
Other (income) expense:
Interest expense	131	225	366	476
Interest income	(1,177)	(303)	(2,532)	(497)
Net interest income	(1,046)	(78)	(2,166)	(21)
Income (loss) before income tax expense (benefit)	82,867	(6,044)	200,717	50,214
Income tax expense (benefit)	35,429	(2,478)	84,100	20,219
Net income (loss)	$47,438	$(3,566)	$116,617	$29,995

Net income (loss) per share, basic	$0.72	$(0.06)	$1.80	$0.52
Net income (loss) per share, diluted	0.71	(0.06)	1.74	0.47
Weighted average shares outstanding, basic	65,684	61,856	64,871	58,075
Weighted average shares outstanding, diluted	67,216	61,856	66,937	63,441

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Total

Balances at June 30, 2004	$640	$163,572	$113,924	$—	$278,136

Options exercised	21	3,653	—	—	3,674
Stock purchases through employee stock purchase plan	—	899	—	—	899
Tax benefit from employee stock options	—	30,448	—	—	30,448
Grants of restricted stock units	—	3,944	—	(3,944)	—
Amortization of deferred compensation	—	—	—	332	332
Net income	—	—	116,617	—	116,617
Balances at March 31, 2005	$661	$202,516	$230,541	$(3,612)	$430,106

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$116,617	$29,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,524	2,264
Deferred income tax expense	30,278	13,866
Tax benefit from employee stock options	30,448	—
Stock-based compensation	332	1,642
Change in assets/liabilities:
(Increase) in structural advisory fees	(8,433)	(14,684)
(Increase) in residuals	(101,837)	(34,790)
(Increase) in processing fees from TERI	(2,306)	(437)
Decrease in prepaid income taxes	3,152	—
(Increase) in other prepaid expenses	(518)	(876)
(Increase) in other assets	(1,220)	(322)
Increase (decrease) in accounts payable and accrued expenses, and other liabilities	3,627	(6,621)
Net cash provided by (used in) operating activities	75,664	(9,963)
Cash flows from investing activities:
Purchases of property and equipment	(21,548)	(3,831)
Payments to TERI for loan database updates	(561)	(561)
Net cash used in investing activities	(22,109)	(4,392)
Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(7,843)	—
Repayment of notes payable to TERI	(530)	(499)
Proceeds from note payable	—	7,000
Net proceeds from initial public offering	—	115,107
Issuances of common stock for benefit plans	4,573	780
Net cash (used in) provided by financing activities	(3,800)	122,388
Net increase in cash and other short-term investments	49,755	108,033
Cash and other short-term investments, beginning of period	168,712	18,327
Cash and other short-term investments, end of period	$218,467	$126,360

Supplemental disclosures of cash flow information:
Interest paid	$616	$351

Income taxes paid, net	$20,221	$17,849

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$6,116	$—

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

Student Loan Market Seasonality and Revenue Related to Securitization Transactions

Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process an increased volume of loan applications during December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from TERI that the Company earns in a particular quarter.

The Company did not conduct a securitization transaction during the first quarter of either fiscal 2005 or fiscal 2004. The Company closed one securitization transaction in the second quarter, and two securitization transactions in the fourth quarter, of fiscal 2004. The Company closed one securitization transaction in the second quarter, and one securitization transaction in the third quarter, of fiscal 2005. The Company expects to close two securitization transactions in the fourth quarter of the current fiscal year.

Concentrations

TERI

The Education Resources Institute, Inc. (TERI) is a private, not-for-profit Massachusetts corporation as described under section 501(c)(3) of the Internal Revenue Code of 1986, as amended. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of March 31, 2005, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance or structuring other credit enhancements in the asset-backed securitizations could increase.

PHEAA

As of March 31, 2005, there were nine TERI-approved loan servicers to service new loan facilitation volume. As of March 31, 2005, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitated origination. The Company’s use of third-party loan servicers allows the Company to increase the volume of loans in its clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

During the three and nine month periods ended March 31, 2005, processing fees from TERI represented approximately 17% and 18%, respectively, of total service revenue. Securitization-related fees from the National Collegiate Student Loan Trust 2005-1 (NCSLT 2005-1) and National Collegiate Student Loan Trust 2004-2 (NCSLT 2004-2) represented approximately 31% and 45%, respectively, of total service revenue for the first nine months of fiscal 2005. Securitization-related fees from NCSLT 2005-1 represented approximately 81% of total service revenue for the three months ended March 31, 2005. NCSLT 2005-1 and NCSLT 2004-2 purchased approximately 93% of its private student loans from JP Morgan Chase Bank, N.A., as successor by merger to Bank One N.A., Bank of America N.A. and Charter One Bank N.A. The Company did not recognize more than 10% of total service revenue from any other customer.

Significant Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company’s securitization-related service revenue, and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates”.

Cash and Other Short-term Investments

Cash and other short-term investments at March 31, 2005 include $192.4 million held in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. Included in cash and other short-term investments are compensating balances of $17.7 million and $10.0 million at March 31, 2005 and June 30, 2004, respectively, supporting various financing arrangements.

Income Taxes

In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company’s estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The Company has a net deferred income tax liability because, under GAAP, it recognizes residuals in book income earlier than they are recognized for tax purposes.

(2)                                 Stock Options

The Company uses the intrinsic value method to account for stock options and provides pro forma net earnings disclosures as if the fair-value-based method had been applied.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net income and net income per share for the three and nine month periods ended March 31, 2005 and 2004, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, are as follows:

	Three months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income (loss) —as reported	$47,438	$(3,566)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of tax	112	—
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(239)	(94)

Net income (loss) —pro forma	$47,311	$(3,660)

Net income (loss) per share—basic—as reported	$0.72	$(0.06)
Net income (loss) per share—basic—pro forma	$0.72	$(0.06)
Net income (loss) per share—diluted—as reported	$0.71	$(0.06)
Net income (loss) per share—diluted—pro forma	$0.70	$(0.06)

	Nine months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income—as reported	$116,617	$29,995
Add: Total stock-based employee compensation expense included in reported net income, net of tax	193	981
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(1,084)	(1,426)

Net income—pro forma	$115,726	$29,550

Net income per share—basic—as reported	$1.80	$0.52
Net income per share—basic—pro forma	$1.78	$0.51
Net income per share—diluted—as reported	$1.74	$0.47
Net income per share—diluted—pro forma	$1.73	$0.47

(3)                                 Service Receivables

Structural advisory fees and residuals receivables represent the present value of future cash flows of additional structural advisory fees and residuals expected to be collected over the life of the student loans, net of prepayment, default, recovery and cost of funding estimates. The fees are paid to the Company from the various separate securitization trusts established by The National Collegiate Trust (NCT trusts), and from The National Collegiate Master Student Loan Trust I (NCMSLT), The National Collegiate Student Loan Trust 2003-1 (NCSLT 2003), The National Collegiate Student Loan Trust 2004-1 (NCSLT 2004-1), NCSLT 2004-2 and NCSLT 2005-1. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, on TERI’s behalf.

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

The Company made no changes in its assumptions regarding default rates, prepayment rates and recovery rates during the first nine months of either fiscal 2005 or 2004 for any of the securitization trusts it has established.

The Company uses an implied forward LIBOR curve to estimate trust cash flows. During the nine months ended March 31, 2005, the implied forward LIBOR curve flattened. This flattening of the LIBOR curve increased the estimated fair value of the structural advisory fees receivable during the nine months ended March 31, 2005. The flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the estimated fair value of residuals receivable during the period. During the nine months ended March 31, 2004, the rates along the implied forward LIBOR curve increased. These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby having the effect of increasing the estimated fair value of the structural advisory fees and residuals receivables during the period.

The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1, 2004 to March 31, 2005, this rate decreased by 7 basis points from 6.58% to 6.51%. From July 1, 2003 to March 31, 2004, this rate increased by 51 basis points from 5.33% to 5.84%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the estimated fair value of the Company’s structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company’s estimate of their fair value. In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader asset-backed securities (ABS) market. We believe that the 12% discount rate we use is appropriate given the expected 24-year life of the trust assets and residuals.

The following table summarizes the changes in the structural advisory fees receivable for the nine month periods ended March 31, 2005 and 2004:

	Nine months ended March 31,
	2005		2004
	(in thousands)
Fair value of structural advisory fees at beginning of period	$24,084	(1)	$10,785
Additions from structuring new securitizations	17,901		5,925
Fair value adjustments	782		259
Fair value of structural advisory fees at end of period	$42,767		$16,969	(1)

(1) Excludes additional up-front structural advisory fees received in July 2004 related to the December 2003 securitization transaction. See Note 7(c) for additional information.

The following table summarizes the changes in the residuals receivable for the nine month periods ended March 31, 2005 and 2004:

	Nine months ended March 31,
	2005	2004
	(in thousands)
Fair value of residuals at beginning of period	$108,495	$43,600
Additions from structuring new securitizations	88,402	29,730
Fair value adjustments	13,435	5,060
Fair value of residuals at end of period	$210,332	$78,390

The effect on the fair value of the structural advisory fees and residuals receivables based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at March 31, 2005, and, for residuals only, changes in the assumed spread between one month LIBOR rates and the auction rates which are based on .05% and .10% changes, from the assumed levels for each key assumption are as follows:

(dollars in thousands)

Structural advisory fees receivables, March 31, 2005	$42,767

Default rate		Default rate
+10%	$(214)	-10%	$214
+20%	(429)	-20%	427
Default recovery rate		Default recovery rate
+10%	—	-10%	(130)
+20%	142	-20%	(130)
Prepayment rate		Prepayment rate
+10%	(1,074)	-10%	1,131
+20%	(2,092)	-20%	2,322
Discount rate		Discount rate
+10%	(1,642)	-10%	1,728
+20%	(3,207)	-20%	3,549
Forward LIBOR rates		Forward LIBOR rates
+1%	1,382	-1%	(1,489)
+2%	2,930	-2%	(2,883)

(dollars in thousands)

Residuals receivables, March 31, 2005	$210,332

Default rate		Default rate
+10%	$(1,937)	- 10%	$1,274
+20%	(5,616)	- 20%	2,466
Default recovery rate		Default recovery rate
+10%	462	- 10%	(529)
+20%	531	- 20%	(1,280)
Prepayment rate		Prepayment rate
+10%	(9,902)	- 10%	10,370
+20%	(19,349)	- 20%	21,253
Discount rate		Discount rate
+10%	(18,901)	- 10%	21,145
+20%	(35,730)	- 20%	44,907
Forward LIBOR rates		Forward LIBOR rates
+1%	8,521	- 1%	(8,647)
+2%	16,846	- 2%	(17,284)
Change in assumed spread between LIBOR and auction rate		Change in assumed spread between LIBOR and auction rate
+.05%	(1,841)	-.05%	1,842
+.10%	(3,681)	-.10%	3,685

(4)                                 Related Party Transaction

At March 31, 2005 and June 30, 2004, the Company had invested $192.4 million and $145.2 million, respectively, of cash and other short-term investments in a money market fund. The investment advisor for this fund is Milestone Capital Management (MCM), an institutional money management firm. At the time of this filing members of the immediate family of one of the Company’s directors own approximately 65% of MCM’s outstanding equity. This money market fund held total assets of $2.0 billion and $2.3 billion at March 31, 2005 and June 30, 2004, respectively.

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

(b)  Notes Payable to TERI

In connection with the Company’s acquisition of TERI’s loan processing operations in June 2001, the Company entered into a note payable agreement with TERI on June 20, 2001, amounting to $3.9 million, $2.0 million of which related to the acquisition of TERI’s software and network assets and $1.9 million of which related to the Company’s acquisition of a workforce-in-place. Principal and interest at an annual rate of 6% are payable in

120 monthly installments of $43,298 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding balance of this note payable at March 31, 2005 and June 30, 2004 amounted to $2.7 million and $3.0 million, respectively.

The Company also entered into a second note payable with TERI on June 20, 2001, amounting to $4.0 million, to fund the Company’s acquisition of TERI’s loan database in June 2001. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44,408 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable was approximately $2.8 and $3.0 million at March 31, 2005 and June 30, 2004, respectively.

(6)                                 Other Borrowings

(a)   Revolving Line of Credit

On August 28, 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10 million, which includes a sub-limit for letters of credit. Fleet National Bank was subsequently acquired by Bank of America, and our agreement has been assigned to Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at the Company’s option, at the bank’s prime rate or LIBOR plus 2%. The revolving credit line contains financial covenants, including minimum trailing 12-month up-front structural advisory fees, minimum tangible net worth, maximum liabilities to net worth ratios and minimum cash flow to debt service ratios, as well as certain financial reporting covenants. This agreement restricts the Company’s ability to pay cash dividends in the event it is in default. No amounts were outstanding under this revolving line of credit at March 31, 2005 or June 30, 2004. Borrowings, if any, under the revolving credit facility will be used for working capital and general corporate purposes. Bank of America has also issued on the Company’s behalf a letter of credit in the amount of $0.5 million in lieu of security deposits for the lease of office space. Third party beneficiaries have not drawn upon this letter of credit, which reduces the amount the Company may borrow under the revolving credit facility.

(b)   Equipment Financing Lease

In January 2005, the Company entered into an equipment financing lease agreement which will be used to finance the purchases of furniture and equipment. The agreement allows the Company to finance up to $20 million of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down from the lease in terms ranging from three to five years. As of March 31, 2005, the Company had $5.1 million outstanding under this equipment line of credit. Interest expense on amounts outstanding will accrue at annual rates ranging from 3.4% to 4.0%.

(c)   Note Payable Related to December 2003 Securitization

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

(7)                                 Stockholders’ Equity

Initial Public Offering

In November 2003, an aggregate of 14,375,000 shares of the Company’s common stock were sold in an initial public offering at a price of $16.00 per share, including:

•                  7,906,250 shares sold by the Company; and

•                  6,468,750 shares sold by the Company’s selling stockholders.

Net proceeds of the initial public offering to the Company, after underwriting discounts and offering expenses, were approximately $115.1 million. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Follow-on Offerings

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

In January 2005, an aggregate of 3,933,605 shares of the Company’s common stock were sold in a follow-on public offering at a price of $57.40 per share. The Company did not sell any shares in this offering and therefore did not receive any proceeds from the sale of stock. Immediately prior to the follow-on offering, an employee participating in the offering exercised an option to purchase 1,012,980 shares of common stock which were then sold in the offering. The Company received approximately $1.9 million in payment of the exercise price for this option. The Company incurred approximately $0.3 million in offering costs related to this offering, which were recorded as general and administrative expenses during the second and third quarter of fiscal 2005.

Equity Transactions

A former executive officer of the Company had an agreement with two principal stockholders of the Company relating to shares of common stock of the Company owned by these stockholders. Pursuant to this agreement, the former executive officer earned non-cash compensation of approximately $1.6 million during the first quarter of fiscal 2004. On September 30, 2003, the agreement was terminated in exchange for vested options issued by these two principal stockholders.

Authorized Shares

On August 10, 2004, the Board of Directors approved, and on November 18, 2004 the Company’s stockholders approved, an increase in the total number of authorized shares of common stock from 100,000,000 to 150,000,000. Also, see “Stock Splits” below.

2002 Director Stock Plan

In September 2002, the Board of Directors approved, and in August 2003, the Company’s stockholders approved, the 2002 Director Stock Plan and reserved 200,000 shares of common stock for issuance to the Company’s non-employee directors.  As of March 31, 2005, options to purchase 64,000 shares of common stock have been issued under this plan.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200,000 shares of common stock for issuance under this plan. As of March 31, 2005, 79,000 restricted stock units have been granted under this plan.

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

Share Repurchase Program

On April 29, 2005, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company has engaged Goldman, Sachs & Co. to administer the repurchase program, which is funded using its working capital. As of April 29, 2005, the Company had begun to repurchase shares pursuant to the repurchase program.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400,000 shares of common stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Employees who own 5% or more of the Company’s common stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. During July 2004 and January 2005, a total of 40,499 and 10,050 shares, respectively, were issued under the Stock Purchase Plan.

(8)                                 Net Income (Loss) per Share

The following table sets forth our computation of basic and diluted net income (loss) per share of the Company’s stock:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss)	$47,438	$(3,566)	$116,617	$29,995

Shares used in computing net income per common share –basic	65,684	61,856	64,871	58,075
Effect of dilutive securities:
Stock options	1,519	—	2,063	5,366
Restricted stock units	13	—	3	—

Dilutive potential common shares	1,532	—	2,066	5,366

Shares used in computing net income per common share – diluted	67,216	61,856	66,937	63,441

Net income (loss) per common share:
Basic	$0.72	$(0.06)	$1.80	$0.52

Diluted	$0.71	$(0.06)	$1.74	$0.47

(9)  Pension Plan

FMER has a non-contributory defined benefit pension plan that covers substantially all FMER employees. During the second quarter of fiscal 2005, the Company recorded a net curtailment gain of $655,000 as the benefits under the plan were frozen. The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s condensed consolidated financial statements for the three and nine month periods ended March 31, 2005 and 2004:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Components of net periodic pension cost:
Service cost	$—	$149	$315	$447
Interest on projected benefit obligations	40	53	163	158
Loss recognized	—	17	18	52
Expected return on plan assets	(50)	(34)	(134)	(103)
Net periodic pension (gain) cost before curtailment	(10)	185	362	554
Curtailment gain	—	—	(655)	—
Net periodic pension (gain) cost	$(10)	$185	$(293)	$554

Employer Contributions

During the nine months ended March 31, 2005, the Company made contributions of $312,000 to FMER’s defined benefit pension plan. The Company does not expect to make any additional contributions during the remainder of fiscal 2005.

(10)                          New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options and restricted stock units, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting for stock options that was provided in Statement 123 as originally issued.

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

2.                                       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their previously issued financial statements to include in their income statement amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123R using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R’s fair-value method will impact the Company’s results of operations, although the impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have had approximately the same impact as Statement 123, as described in the disclosure of pro forma net income and earnings per share in Note 2 to these financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what the impact on the cash flow statement will be in the future (because they depend on, among other things, when employees exercise stock options and the amount of expense recognized related to the value of stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $30.4 million during the nine months ended March 31, 2005 and $29.9 million during the year ended June 30, 2004.

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R has replaced FIN No. 46.  At March 31, 2005, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity (QSPE), as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on the Company’s consolidated financial condition, results of operations, earnings per share or cash flows.

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

We do not take a direct ownership interest in the loans our clients generate, nor do we serve as a lender or guarantor with respect to any loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Lenders who wish to have their loans guaranteed by The Education Resources Institute, or TERI, are required to meet TERI’s underwriting criteria. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During the first nine months of fiscal 2005, we processed approximately 678,000 loan applications and facilitated $2.2 billion in loans at over 5,100 schools. During fiscal 2004, we processed over 560,000 loan applications and facilitated $1.8 billion in loans at over 4,800 schools. We have provided structural, advisory and other services for 24 securitization transactions since our formation in 1991.

We offer services in connection with two primary loan products:

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

During fiscal 2004, we securitized both private label loans and GATE loans. During the first nine months of fiscal 2005, we facilitated two securitization transactions of private label loans. We expect to securitize GATE loans, including those we have facilitated during the first nine months of our current fiscal year, in the fourth fiscal quarter. During fiscal 2004, our private label programs, including the processing fees from TERI, contributed $191.1 million, or 96%, of our total service revenue, while our GATE programs contributed $8.2 million, or 4%, of our total service revenue.

In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with TERI, the nation’s oldest and largest guarantor of private student loans. We acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI’s staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we entered into with TERI in 2001, we also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans, and a right of first refusal to guarantee our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.  In addition, we entered into a supplement to the master loan guaranty agreement, under which we granted to TERI a right to elect once each fiscal year to increase the amount of its administration fees by 25 basis points, with a corresponding reduction from 25% to 20% in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts and a resulting increase from 75% to 80% in our residual ownership.  TERI has made such an election for the fiscal year ending June 30, 2005.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. We facilitated the securitization of $1.25 billion of student loans during fiscal 2004, up from $560 million during fiscal 2003.

The following table shows the volume of loans facilitated during the first nine months of fiscal 2005 and 2004, and during fiscal 2004:

	Nine months ended March 31,		Year ended June 30,
	2005	2004	2004
Approximate number of loans facilitated	255,000	166,000	200,000
Aggregate principal amount of loans facilitated	$2.2 billion	$1.5 billion	$1.8 billion
Aggregate principal amount of loans facilitated above that were also available to us for securitization	$1.8 billion	$1.1 billion	$1.4 billion

The dollar volume of the loans that we facilitated in the first nine months of fiscal 2005 increased 52% as compared to the first nine months of fiscal 2004. The loans that we facilitated that were available to us for securitization increased 62% in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004.

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

•                  borrower default rates and our ability to recover principal and interest from such borrowers; and

•                  prepayment rates on private student loans, including prepayments through loan consolidation.

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. As of March 31, 2005, we have utilized the following special purpose entities for the securitizations we have structured:

•                  The National Collegiate Student Loan Trust 2005-1, or NCSLT 2005-1, was formed in February 2005 to purchase exclusively TERI-guaranteed private label loans.

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

•                  The National Collegiate Master Student Loan Trust I, or NCMSLT, was formed in November 2001 to purchase exclusively TERI-guaranteed private label loans.

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

We receive several types of fees in connection with our securitization services:

Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

•                  Up-front.  We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or soon thereafter. For these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers, as needed. In securitizations we facilitated in fiscal

2005 and 2004, these fees have ranged from 5.6% to 8.1% of the principal and accrued interest of the loans securitized; and

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

Residuals.  We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and entitles us to receive:

•                  in connection with the securitizations in NCSLT 2005-1 and NCSLT 2004-2, 80% of the residual cash flows once a parity ratio of 103.0% is reached and maintained;

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

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In connection with the three most recent securitizations of GATE loans in the NCT trusts, in order to accommodate a limited number of schools, we invested in the aggregate approximately one-third of our GATE-related up-front structural advisory fees to eliminate the risk exposure of those schools. These investments, which reduced our up-front structural advisory fees that would have been recognized in these periods, totaled $1.3 million, $2.0 million and $1.8 million in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, our investment comprised 1.5% of our total up-front structural advisory fees. In exchange for these investments, we received the rights to the residual interest that these schools would otherwise hold in the trust and accounted for these rights as residuals, consistent with the manner in which we account for our other residuals. The value of these residual interests is primarily affected by the loan performance at each school. In the case of securitizations in NCSLT 2005-1, NCSLT 2004-2, NCSLT 2004-1, NCSLT 2003 and NCMSLT, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts, we currently expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization.

Administrative and other fees.  Our administrative and other fees represent primarily the administrative fees we receive from the trusts for their daily management and for the services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. We receive fees ranging from 5 to 20 basis points per year of the student loan balance in the trust. In addition, in connection with some securitizations, we receive other fees from originating lenders when their loans are purchased by the securitization trust, although these fees have not been material and we do not expect them to be material in the future. We also record as administrative and other fees the reimbursement we receive for certain call center costs. These fees were approximately $0.5 million and $0.2 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. The increase in these fees is primarily due to the increase in loan facilitations.

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

As required under accounting principles generally accepted in the United States, or GAAP, we also recognize additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization and before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured. We estimate the present value of the additional structural advisory fees and residuals based on certain assumptions we make about the timing and amount of payment.

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

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. In fiscal 2004, we facilitated one securitization in the second quarter and two securitizations in the fourth quarter, but none in the first or third quarters. Thus far in fiscal 2005, we have facilitated one securitization in the second quarter and one securitization in the third quarter, and we expect to close two additional securitization transactions in the fourth quarter of fiscal 2005. The following tables set forth our quarterly service revenue and net income (loss) for each of the first, second and third quarters of fiscal 2005 and for each of the quarters of fiscal 2004:

	2005 fiscal quarter
	First	Second	Third
	(in thousands)
Service revenue	$22,404	$155,837	$119,534
Net income (loss)	(5,352)	74,530	47,438

	2004 fiscal quarter
	First	Second	Third	Fourth
	(in thousands)
Service revenue	$9,469	$77,523	$11,127	$101,141
Net income (loss)	(3,077)	36,639	(3,566)	45,276

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

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

We have discussed our accounting policies with the audit committee of our Board of Directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenue, as described below, fit the definition of critical accounting estimates.  In addition, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended June 30, 2004, we consider our policy with respect to the determination of whether or not to consolidate the securitization trusts that we facilitate to be a critical accounting policy.

Service Revenue

For a discussion of our revenue recognition policies, see “—Recognition and Valuation of Service Revenue.”

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

We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We analyze creditworthiness in several tiers, and select appropriate loan performance assumptions based on these tiers. We also monitor trends in loan performance over time, and make adjustments we believe are necessary to value properly our receivables balances. We recognize the revenue associated with our processing fees from TERI and our administrative and other fees as we perform these services.

The following table shows the loan performance assumptions for the life of each trust at March 31, 2005:

		Percentage rate			Discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
NCSLT 2005-1	Private label	8.62%	40%	7%	6.51%	12%
NCSLT 2004-2	Private label	9.12	40	7	6.51	12
NCSLT 2004-1	Private label	8.76	40	7	6.51	12
NCSLT 2003	Private label	9.06	40	7	6.51	12
NCMSLT	Private label	8.08	40	7	6.51	12
NCT trusts	Private label	7.11	46	7	6.51	12
NCT trusts	GATE	23.23	47	4	6.51	12

Our private label loan programs, under which approximately 80% of the borrowers have creditworthy co-borrowers, typically a family member, have an extensive credit underwriting process. In fiscal 2003, some of our private label clients introduced a new product line which includes co-signed loans for which the co-signer has a Fair, Isaac and Company, or FICO, credit score that is lower than the FICO score required for our other tiered products. We have worked in consultation with TERI and our bank clients to structure and price this loan product to reflect its increased default risk, and we have taken the increased default risk and the loan mix into account in estimating our private label loan performance assumptions. GATE programs had a borrower approval rate of approximately 95% in fiscal 2004 as a result of the credit support provided by the participating schools. Accordingly, we believe that borrowers in our private label programs will prepay at a higher rate and default at a lower rate than borrowers in our GATE programs.

At March 31, 2005, we used a 6.51% discount rate for valuing structural advisory fees, as compared to a 6.58% discount rate at June 30, 2004. Based on the priority payment status of structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes on such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

To our knowledge, there have been no market transactions to determine the market price of residuals generated by a pool of securitized student loans. In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

Two trusts, NCMSLT and NCSLT 2003, have issued senior auction rate notes. At March 31, 2005, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the NCMSLT, the average spread over LIBOR for the senior auction rate notes of that trust has been 8.5 basis points. Since the inception of NCSLT 2003, the average spread over LIBOR for the senior auction rate notes of that trust has been 9.7 basis points.

Other than changes in the discount rate to be applied to structural advisory fees, we did not change any other loan performance assumptions regarding default rates, recovery rates, CPR rates or discount rates in valuing these projected cash flows during the first nine months of fiscal 2005.

Sensitivity analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because essentially all credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. For purposes of this sensitivity analysis, we have assumed no amounts in excess of the pledge fund established at the time of each securitization of private label loans are available to reimburse the trust for defaults. Also, in the case of securitizations of GATE loans in which we have invested a portion of our up-front structural advisory fees, increases in estimates of defaults would reduce the value of our residual interests because amounts that we would otherwise receive as residual interests would be applied to the defaults. LIBOR is the reference rate for the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trust.

The following tables show the estimated change in our structural advisory fees and residuals receivables balances at March 31, 2005 based on changes in these loan performance assumptions:

	Percentage change in assumptions		Receivables balance	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
		(dollars in thousands)
Default rate:
Private label loan trusts	$37,999	$37,869	$37,737	$37,605	$37,473
GATE loan trusts(1)	5,195	5,112	5,030	4,948	4,865
Total	$43,194	$42,981	$42,767	$42,553	$42,338
Change in receivables balance:	1.00%	0.50%		(0.50)%	(1.00)%
Default recovery rate:
Private label loan trusts	$37,737	$37,737	$37,737	$37,737	$37,737
GATE loan trusts(1)	4,900	4,900	5,030	5,030	5,172
Total	$42,637	$42,637	$42,767	$42,767	$42,909
Change in receivables balance:	(0.31)%	(0.31)%		0.00%	0.33%
Annual constant prepayment rate (CPR):
Private label loan trusts	$39,849	$38,764	$37,737	$36,764	$35,844
GATE loan trusts(1)	5,240	5,134	5,030	4,929	4,831
Total	$45,089	$43,898	$42,767	$41,693	$40,675
Change in receivables balance:	5.43%	2.64%		(2.51)%	(4.89)%
Discount rate:
Private label loan trusts	$40,896	$39,275	$37,737	$36,277	$34,890
GATE loan trusts(1)	5,420	5,220	5,030	4,848	4,670
Total	$46,316	$44,495	$42,767	$41,125	$39,560
Change in receivables balance:	8.30%	4.04%		(3.84)%	(7.50)%

	Change in assumption		Receivables balance	Change in assumption
Structural advisory fees	Down 200 basis points	Down 100 basis points		Up 100 basis points	Up 200 basis points
		(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$35,179	$36,447	$37,737	$39,047	$40,385
GATE loan trusts(1)	4,705	4,831	5,030	5,102	5,312
Total	$39,884	$41,278	$42,767	$44,149	$45,697
Change in receivables balance:	(6.74)%	(3.48)%		3.23%	6.85%

(1)                                  GATE loan trusts include approximately $367.9 million of GATE loans and $40.6 million of TERI-guaranteed loans.

	Percentage change in assumptions		Receivables balance	Percentage change in assumptions
Residuals	Down 20%	Down 10%		Up 10%	Up 20%
		(dollars in thousands)
Default rate:
Private label loan trusts	$208,322	$206,934	$205,473	$203,352	$199,757
GATE loan trusts(1)	4,476	4,672	4,859	5,043	4,959
Total	$212,798	$211,606	$210,332	$208,395	$204,716
Change in receivables balance:	1.17%	0.61%		(0.92)%	(2.67)%
Default recovery rate:
Private label loan trusts	$204,927	$205,319	$205,473	$205,558	$205,573
GATE loan trusts(1)	4,125	4,484	4,859	5,236	5,290
Total	$209,052	$209,803	$210,332	$210,794	$210,863
Change in receivables balance:	(0.61)%	(0.25)%		0.22%	0.25%
Annual constant prepayment rate (CPR):
Private label loan trusts	$226,520	$215,742	$205,473	$195,674	$186,326
GATE loan trusts(1)	5,065	4,960	4,859	4,756	4,657
Total	$231,585	$220,702	$210,332	$200,430	$190,983
Change in receivables balance:	10.10%	4.93%		(4.71)%	(9.20)%
Discount rate:
Private label loan trusts	$248,711	$225,849	$205,473	$187,271	$170,974
GATE loan trusts(1)	6,528	5,628	4,859	4,160	3,628
Total	$255,239	$231,477	$210,332	$191,431	$174,602
Change in receivables balance:	21.35%	10.05%		(8.99)%	(16.99)%

	Change in assumption		Receivables balance	Change in assumption
Residuals	Down 200 basis points	Down 100 basis points		Up 100 basis points	Up 200 basis points
		(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$188,628	$197,080	$205,473	$213,766	$221,946
GATE loan trusts(1)	4,420	4,605	4,859	5,087	5,232
Total	$193,048	$201,685	$210,332	$218,853	$227,178
Change in receivables balance:	(8.22)%	(4.11)%		4.05%	8.01%

	Percentage change in assumptions		Receivables balance	Percentage change in assumptions
Residuals	Tighten 10 basis points	Tighten 5 basis points		Widen 5 basis points	Widen 10 basis points
		(dollars in thousands)
Change in assumed spread between LIBOR and auction rates:
Private label loan trusts	$209,159	$207,316	$205,473	$203,633	$201,793
GATE loan trusts(1)	4,858	4,858	4,859	4,858	4,858
Total	$214,017	$212,174	$210,332	$208,491	$206,651
Change in receivables balance:	1.75%	0.88%		(0.88)%	(1.75)%

(1)                                  GATE loan trusts include approximately $367.9 million of GATE loans and $40.6 million of TERI-guaranteed loans.

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effects above.

Recent Development

On April 29, 2005, we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. We have engaged Goldman, Sachs & Co. to administer the repurchase program, which is funded using our working capital. As of April 29, 2005, we had begun to repurchase shares pursuant to the repurchase program.

Results of Operations

Three and nine months ended March 31, 2005 and 2004

Revenue Related to Securitization Transactions

The following table sets forth for the first nine months of fiscal year 2005 and 2004 (by dollar amount and as a percentage of the total volume of loans securitized):

•                                          the total volume of loans securitized by loan type and the securitization-related service revenue components, other than administrative and other fees; and

•                                          updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

                During the three months ended March 31, 2005, we securitized $715 million of private student loans, which generated $93.4 million in securitization-related revenue.  We did not conduct a securitization transaction in the third quarter of fiscal 2004 and therefore did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions during that period.

First nine months of fiscal year:	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2005
Private label loans	$1,522,254	$119,095	7.8%	$17,901	1.2%	$136,996	$88,402	5.8%
Trust updates (2)	—	—		782		782	13,434
Other (3)	—	955		—		955	—
Total	$1,522,254	$120,050		$18,683		$138,733	$101,836

2004
Private label loans	$532,336	$33,000	6.2%	$5,925	1.1%	$38,925	$29,730	5.6%
Trust updates (2)	—	—		259		259	5,060
Total	$532,336	$33,000		$6,184		$39,184	$34,790

(1)                                  Represents total principal and accrued interest.

(2)                                  Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the present value estimates of additional structural advisory fees and residuals, as well as changes in the assumptions, if any, underlying our estimates of the fair value of these service revenue components.

(3)                                  Represents the receipt of funds from various trusts’ cost of issuance accounts once it is determined that the trust no longer needs such cost of issuance funds.

Our private label loan products are marketed through two marketing channels: direct to consumer, which generally refers to programs that lenders, businesses, unions, affinity groups or other organizations market directly to prospective borrowers and school channel, which refers to programs that lenders or third parties market directly to educational institutions. Our estimates of the allocation by marketing channel of our securitization revenues for the first nine months of fiscal 2005 and 2004, expressed as a percentage of the student loan balances securitized in each channel, are as follows:

Fiscal 2005	Marketing channel	Volume of loans securitized	Percentage yield
			Up-front structural advisory fees	Additional structural advisory fees	Residuals
NCSLT 2005-1	Direct to consumer	$445	9.6%	1.1%	6.1%
	School channel	270	4.4	1.1	1.4
	Total	$715
	Blended Yield		7.6%	1.1%	4.4%

NCSLT 2004-2	Direct to consumer	$744	8.4%	1.2%	7.5%
	School channel	63	4.3	1.0	2.2
	Total	$807
	Blended yield		8.1%	1.2%	7.1%

Fiscal 2004
NCSLT 2003-1	Direct to consumer	$487	6.4%	1.1%	5.8%
	School channel	45	3.8	0.9	3.3
	Total	$532
	Blended yield		6.2%	1.1%	5.6%

                These yields by marketing channel represent an allocation of revenues based on various estimates and assumptions regarding the relative profitability of these loans, and should be read with caution. Furthermore, these yields are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization as well as the average life of loans, which can be impacted by the time of year that loans are securitized and the relative mix of loans from students with various expected terms until graduation, along with a number of other factors. Readers are cautioned that the blended yields and yields by marketing channel above may not be indicative of yields that we may be able to achieve in future securitizations.

The principal balance of loans facilitated and available to us for later securitization at March 31, 2005 and June 30, 2004 totaled $574.8 million and $276.1 million, respectively.

Structural advisory fees

Structural advisory fees increased to $138.7 million for the first nine months of fiscal 2005 from $39.2 million for the first nine months of fiscal 2004. Structural advisory fees for the three months ended March 31, 2005 were $62.9 million compared to $0.5 million for the three months ended March 31, 2004. The increases in structural advisory fees in the 2005 periods compared to the 2004 periods were primarily a result of an increase in securitization volume, as well as increased blended advisory fee yields.

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $120.1 million for the first nine months of fiscal 2005 from $33.0 million for the first nine months of fiscal 2004. The increase in up-front structural advisory fees was primarily a result of an increase in loan facilitation volume, which enabled us to securitize a greater amount of loans in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, including a securitization transaction in the third quarter of fiscal 2005. An increase in up-front structural advisory fees as a percentage of the loan volume securitized, or up-front structural advisory fee yield, also resulted in an increase in our revenue in the first nine months of fiscal 2005.  We believe that this increase in the up-front structural advisory fee yield is due in part to more efficient securitization transactions as the balance of student loans securitized increased, a change in the mix of student loans securitized and the introduction of new securitization structures.  We do not currently expect further significant improvement in the fee yield we are able to earn on future securitization transactions.

The following table reflects the increases in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee yield and loan mix:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in yield and loan mix	Total increase
	(in thousands)
Nine months ended March 31, 2005 vs. nine months ended March 31, 2004	$1,522,254	$61,366	$25,684	$87,050

Up-front structural advisory fees for the three months ended March 31, 2005 were $55.0 million. We had no up-front structural advisory fees for the three months ended March 31, 2004 as we did not conduct a securitization transaction during that period.

Additional structural advisory fees

The additional component of structural advisory fees increased to $18.7 million for the first nine months of fiscal 2005 from $6.2 million for the first nine months of fiscal 2004 and increased to $7.9 million for the three months ended March 31, 2005 compared to $0.5 million for the three months ended March 31, 2004. The increases in additional structural advisory fees in the 2005 periods compared to the 2004 periods were primarily a result of an increase in securitization volume.

The following tables summarize the changes in the fair value of the structural advisory fees receivable for the three and nine months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)

Fair value at beginning of period	$34,825	$16,485
Revenue recognized during period
Additions from structuring new securitizations	7,970	—
Fair value adjustments	(28)	484
Total additional structural advisory fees recognized	7,942	484
Fair value at end of period	$42,767	$16,969	(1)

	Nine months ended March 31,
	2005		2004
	(in thousands)

Fair value at beginning of period	$24,084	(1)	$10,785
Revenue recognized during period
Additions from structuring new securitizations	17,901		5,925
Fair value adjustments	782		259
Total additional structural advisory fees recognized	18,683		6,184
Fair value at end of period	$42,767		$16,969	(1)

(1) Excludes the structural advisory fee receivable from the December 2003 securitization that we collected in July 2004, which was estimated to be $8.5 million at March 31, 2004 and $10.25 million at June 30, 2004.

During the first nine months of fiscal 2005, the fair value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.8 million. This increase was primarily due to the accretion of the discounting inherent in these present value estimates. During the first nine months of fiscal 2004, the fair value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.3 million, as the accretion of the discounting inherent in these present value estimates was partially offset by the effect of increases in the discount rate during the period.

During the three months ended March 31, 2005, the fair value adjustments of our additional structural advisory fees resulted in a decrease of approximately $28,000. This decrease was primarily due to the increase in the discount rate during the period. During the three months ended March 31, 2004, the fair value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.5 million. This increase was primarily due to a decrease in the discount rate during the period.

On a quarterly basis, we update our estimate of the present value of our additional structural advisory fees, which we expect to begin to receive approximately five to seven years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Application of Critical Accounting Policies and Estimates—Service Revenue.”

We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury note rate plus 200 basis points. We applied a discount rate of 6.51% at March 31, 2005, 6.22% at December 31, 2004, 6.58% at June 30, 2004, 5.84% at March 31, 2004, 6.25% at December 31, 2003, and 5.33% at June 30, 2003. A decrease in the 10-year U.S. Treasury note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first nine months of fiscal 2005, the implied forward LIBOR curve flattened. This flattening increased the estimated fair value of additional structural advisory fees receivable during the period.  During the first nine months of fiscal 2004, the rates along the implied forward LIBOR curve increased.  These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby increasing the estimated fair value of the structural advisory fees receivable during the period.  For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see “ —Application of Critical Accounting Policies and Estimates—Service Revenue.”

We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates during either the first nine months of fiscal 2005 or 2004.

Residuals

Residuals increased to $101.8 million for the first nine months of fiscal 2005 from $34.8 million for the first nine months of fiscal 2004 and increased to $35.2 million for the three months ended March 31, 2005 compared to $2.3 million for the three months ended March 31, 2004. The increases in residuals in the 2005 periods compared to the 2004 periods were primarily a result of an increase in securitization volume. We used a discount rate of 12% throughout the first nine months of fiscal 2005 and all of fiscal 2004.

The following table reflects the increases in residuals attributable to the increase in securitization volume and the change attributable to updates to prior trusts:

		Residuals
	Total volume of loans securitized	Change attributable to increased securitization volume and change in loan mix	Change attributable to trust updates(1)	Total increase
	(in thousands)
Nine months ended March 31, 2005 vs. nine months ended March 31, 2004	$1,522,254	$58,672	$8,374	$67,046

(1)          The change attributable to trust updates in fiscal 2005 and 2004 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these present value estimates of residuals, rather than changes in our assumptions.

The following tables summarize the changes in the fair value of the residuals receivable for the three and nine months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)

Fair value at beginning of period	$175,178	$76,138
Revenue recognized during period
Additions from structuring new securitizations	31,345	—
Fair value adjustments	3,809	2,253
Total residuals fees recognized	35,154	2,253
Fair value at end of period	$210,332	$78,391

	Nine months ended March 31,
	2005	2004
	(in thousands)

Fair value at beginning of period	$108,495	$43,600
Revenue recognized during period
Additions from structuring new securitizations	88,402	29,730
Fair value adjustments	13,435	5,060
Total residuals fees recognized	101,837	34,790
Fair value at end of period	$210,332	$78,390

During the first nine months of fiscal 2005 and the first nine months of fiscal 2004, the fair value adjustments of our residuals receivable resulted in an increase of approximately $13.4 million and $5.1 million, respectively. During the three months ended March 31, 2005 and March 31, 2004, the fair value adjustments of our residuals receivable resulted in an increase of approximately $3.8 million and $2.3 million, respectively.  The increases in the 2005 periods compared to the 2004 periods were due primarily to the passage of time and the impact of movement in the implied forward LIBOR curve. The amounts of the fair value adjustments also increased between periods as the underlying receivables balances increased. As we conduct more securitization transactions, we expect that adjustments for the passage of time will continue to increase and thereby add to the residual revenues that we discount to present value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the present value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. We used a 12% discount factor during the first nine months of fiscal 2005 and throughout fiscal 2004. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first nine months of fiscal 2005, the implied forward LIBOR curve flattened. The flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the estimated fair value of residuals receivable during the period. During the first nine months of fiscal 2004, the rates along the implied forward LIBOR curve increased.  These increases in rates resulted in an increase in the average life of the underlying trust assets, thereby increasing the estimated fair value of the residuals receivable during the period.  In addition, actual LIBOR rates in effect during a period can differ from those implied by forward LIBOR rates at the beginning of a period.  These differences can affect the net excess spread between trusts assests and liabilities experienced during the period.  During the three months ended March 31, 2005, actual LIBOR rates increased generally at a faster rate than those implied by the forward LIBOR curve at the beginning of the quarter.  This had a negative impact on the net excess spread between trust assets and liabilities during the quarter, and thereby reduced the value of the residuals.  During the three months ended March 31, 2004, the movement in LIBOR rates did not have a material impact on the fair value of the residuals.  For a discussion of the assumptions we make in estimating our residuals, see “—Application of Critical Accounting Policies and Estimates—Service Revenue.”

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

Processing fees from TERI

Processing fees from TERI increased to $54.5 million for the first nine months of fiscal 2005 from $22.9 million for the first nine months of fiscal 2004 and increased to $20.6 million for the three months ended March 31, 2005 from $7.9 million for the three months ended March 31, 2004. The increases in the 2005 periods compared to the 2004 periods were primarily due to increased reimbursed expenses required to process the volume of private label loans that we facilitated during the fiscal 2005 periods, which increased to $2.1 billion for the first nine months of fiscal 2005 from $1.4 billion for the first nine months of fiscal 2004 and to $585.4 million for the three months ended March 31, 2005 from $445.7 million for the three months ended March 31, 2004.

Administrative and other fees

Administrative and other fees increased to $2.7 million for the first nine months of fiscal 2005 from $1.2 million for the first nine months of fiscal 2004 and increased to $0.8 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004. The increases in the 2005 periods compared to the 2004 periods were due primarily to increasing student loan balances in the securitization trusts during the fiscal 2005 periods compared to the fiscal 2004 periods. We expect that our administrative and other fees will continue to increase as the student loan balances in the securitization trusts continue to increase.

Operating Expenses

Total operating expenses increased to $99.2 million for the first nine months of fiscal 2005 from $47.9 million for the first nine months of fiscal 2004 and increased to $37.7 million in the three months ended March 31, 2005 from $17.2 million in the three months ended March 31, 2004. Compensation and benefits increased to $47.5 million for the first nine months of fiscal 2005 from $25.5 million for the first nine months of fiscal 2004, and increased to $17.3 million in the three months ended March 31, 2005 from $8.8 million in the three months ended March 31, 2004. General and administrative expenses increased to $51.7 million for the first nine months of fiscal 2005 from $22.4 million for the first nine months of fiscal 2004, and increased to $20.4 million in the three months ended March 31, 2005 from $8.4 million in the three months ended March 31, 2004.

Compensation and benefits and general and administrative expenses increased in the 2005 periods compared to the 2004 periods primarily as a result of an increase in personnel. We hired additional personnel to meet the operating requirements from our growing loan processing and securitization activities. As our financial performance improves, we anticipate awarding higher performance-based compensation to our employees.

General and administrative expenses also increased in the 2005 periods compared to the 2004 periods as a result of increases in consulting fees, professional fees, external call center costs and occupancy costs. Consulting fees increased to $11.7 million in the first nine months of fiscal 2005 from $2.8 million in the first nine months of fiscal 2004, and increased to $4.6 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004, primarily as a result of the hiring of experts to assist us in our redesign efforts for our loan origination systems. Professional fees increased to $5.8 million in the first nine months of fiscal 2005 from $2.9 million in the first nine months of fiscal 2004, and increased to $2.1 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. These expenses increased primarily as a result of increased legal, audit and investor relations expenses as a result of being a public company including costs related to our compliance with the Sarbanes-Oxley Act. External call center costs increased to $4.2 million for the first nine months of fiscal 2005 from $2.0 million in the first nine months of fiscal 2004, and increased to $0.9 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004. The increases in external call center costs were primarily due to increases in the volume of loans facilitated during the 2005 periods. Occupancy expenses increased to $7.7 million in the first nine months of fiscal

2005 from $2.9 million in the first nine months of fiscal 2004, and  increased to $3.3 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004 as a result of increased office space under lease in the 2005 periods and, to a lesser degree, higher lease rates following relocation of our corporate headquarters in 2004, and expansion of our loan processing operations compared to the 2004 periods.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients and as a result of increased space under lease.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our Master Servicing Agreement, for the three and nine month periods ended March 31, 2005 and 2004:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
Three months ended March 31,
2005	$10,271	$10,293	$20,564	$7,051	$10,098	$17,149	$37,713
2004	4,550	3,377	7,927	4,285	5,037	9,322	17,249

Nine months ended March 31,
2005	$27,418	$27,024	$54,442	$20,105	$24,678	$44,783	$99,225
2004	12,184	10,713	22,897	13,319	11,710	25,029	47,926

Other (Income) Expense

Interest income

Net interest income increased to $2.2 million for the first nine months of fiscal 2005 from net interest income of $21,000 for the first nine months of fiscal 2004. Net interest income during the three months ended March 31, 2005 increased to $1.0 million from net interest income during the three months ended March 31, 2004 of $78,000. The increases in interest income in the 2005 periods compared to the 2004 periods resulted from increases in cash and other short-term investment balances as a result of receipt of cash from securitization transactions in February 2005, October 2004 and June 2004. Interest expense for all periods was primarily attributable to $7.9 million of notes issued in June 2001 to TERI as a part of the purchase price for TERI’s loan processing operations as described below in “—Financial Condition, Liquidity and Capital Resources” and, for the 2005 periods, capital lease obligations. We had approximately $7.5 million of outstanding capital lease obligations at March 31, 2005.

Income Tax Expense (Benefit)

Income tax expense increased to $84.1 million for the first nine months of fiscal 2005 from $20.2 million for the first nine months of fiscal 2004. Income tax expense increased to $35.4 million for the third quarter of fiscal 2005 from an income tax benefit of $2.5 million for the third quarter of fiscal 2004. The increases in income tax expense in the 2005 periods compared to the 2004 periods were primarily the result of an increase in the amount of income before income tax expense between periods.

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

Long-term Funding Requirements

We expect to fund the growth of our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, or if we otherwise believe that raising additional capital would be in our best interests and the best interests of our stockholders, we may sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, such as incurring additional debt, making capital expenditures or paying dividends. We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

From our inception, we have raised approximately $147.0 million from the sale of common stock and promissory notes, including approximately $115.1 million in net proceeds from our initial public offering.

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

Cash and Other Short-term Investments

At March 31, 2005, we had $218.5 million in cash and other short-term investments, and at June 30, 2004, we had $168.7 million in cash and other short-term investments. The increase resulted primarily from our receipt of up-front structural advisory fees in connection with our February 2005 and October 2004 securitization transactions. Cash and other short-term investments include primarily funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Structural Advisory Fees and Residuals Receivables

Our structural advisory fees and residuals receivables increased to $253.1 million at March 31, 2005 from $142.8 million at June 30, 2004, primarily as a result of the structural advisory fees and residuals generated from the February 2005 and October 2004 securitization transactions. This increase in structural advisory fees and residuals receivables was partially offset by the receipt of $10.25 million in structural advisory fees in July 2004. In the December 2003 securitization, we collected $24.5 million of the up-front structural advisory fee in December 2003, at the time the securitization transaction closed, and we received a second payment of $10.25 million in July 2004 from this December 2003 securitization transaction (of which $7.25 million was used to repay an outstanding note payable). The $10.25 million second payment was recorded as a structural advisory fee receivable at June 30, 2004.

Property and Equipment, Net

During the first nine months of fiscal 2005, our property and equipment, net increased by $23.1 million, as we spent $27.7 million on the expansion of our processing facilities and corporate headquarters, which was partially offset by $4.6 million of depreciation expense recorded during the period. Included in capital additions for the first nine months of fiscal 2005 are capitalized software development costs of $6.6 million which are primarily related to the improvement of our loan processing systems. During the first nine months of fiscal 2005, we financed the acquisition of $6.1 million in property and equipment through capital leases.

Prepaid Income Taxes

We had prepaid income taxes of $17.1 million at March 31, 2005 and $20.3 million at June 30, 2004. At March 31, 2005, this balance was primarily derived from a tax benefit of $30.4 million from employee stock option exercises, principally in connection with a stock option exercise at the time of our follow-on offering in January 2005. At June 30, 2004, this balance was primarily derived from a tax benefit of $29.9 million from employee stock option exercises, principally in connection with stock option exercises at the time of our follow-on offering in June 2004. These benefits, after offsetting accrued income taxes, resulted in the net prepaid income taxes balance.

Other Prepaid Expenses

We had other prepaid expenses of $3.3 million at March 31, 2005 and $2.8 million at June 30, 2004. The increase in other prepaid expenses was due to an increase in prepaid insurance and the timing of the prepayment of services.

Other Assets

We had other assets of $3.5 million at March 31, 2005 and $2.2 million at June 30, 2004. The increase in other assets is primarily due to an increase in prepaid fees to be reimbursed to us from trusts created in future securitization transactions of $0.5 million and a deposit of $0.5 million made, related to a maintenance agreement we recently executed.

In connection with our facilitation of the securitization of GATE loans in June 2004, six schools participating in our GATE program faced limits on the amount of surety coverage that the GATE program’s current surety provider was willing to provide to the NCT trust on their behalf. We provided the NCT trust with an additional aggregate cash surety deposit of approximately $1.8 million on behalf of these six schools. This deposit is included in other assets at March 31, 2005 and June 30, 2004. The surety coverage and our cash deposit provides the NCT trust bondholders with assurance that the pledge commitment that these school clients make to reimburse the NCT trusts for defaults by their student borrowers will be fulfilled.

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

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $29.4 million at March 31, 2005 and $26.3 million at June 30, 2004. Accrued bonuses were approximately $4.2 million higher at March 31, 2005 as compared to June 30, 2004, primarily due to an increase in the number of our employees and the adoption of our executive incentive compensation plan by our stockholders in November 2004. Our accounts payable were $2.3 million higher at March 31, 2005 as compared to June 30, 2004, primarily due to the timing of the receipt and payment of invoices. At March 31, 2005, we had accrued an additional $2.4 million as compared to June 30, 2004 in consulting costs related to the improvement of our loan processing operations. These increases were offset by a decrease in accruals related to tax withholdings. In July 2004, we paid approximately $8.2 million of withholding taxes that we had collected from employees related to their exercise of non-qualified stock options in our follow-on offering in June 2004.

Net Deferred Income Tax Liability

We had a net deferred income tax liability of $70.4 million at March 31, 2005 and $40.1 million at June 30, 2004. We have a net deferred tax liability because, under accounting principles GAAP, we recognize residuals in book income earlier than they are recognized for tax purposes. Our deferred tax liability increased primarily as a result of the increase in residual revenue recognized during the first nine months of fiscal 2005. This increase was partially offset by the recognition of tax income as a result of these residual interests.

Notes Payable

We had notes payable and capital lease obligations of $7.5 million at March 31, 2005 and $9.2 million at June 30, 2004. During the second quarter of fiscal 2004, we received $7.0 million upon the issuance of a $7.25 million note to the lead underwriter of our December 2003 securitization. We repaid this note with the first $7.25 million of the second up-front structural advisory fee that we received in July 2004 in connection with the December 2003 securitization. This decrease in notes payable was offset by an increase in capital lease obligations of $6.1 million during the first nine months of fiscal 2005 as we financed the acquisition of property and equipment, primarily for our expanded loan processing operations. We had notes payable to TERI of $5.5 million at March 31, 2005 and $6.0 million at June 30, 2004. This balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001.

Deferred Compensation

We recorded deferred compensation during the second and third quarter of fiscal 2005 as we granted 79,000 restricted stock units to certain senior managers and executive officers. The deferred compensation recorded represents the value of these units on the date of grant net of amortization expense recognized. Deferred compensation is amortized ratably into expense over the respective service period related to each grant.

Contractual Obligations

As of March 31, 2005, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2004. During the first nine months of fiscal 2005:

•                  We entered into a lease for approximately 26,000 square feet of office space in Boston, Massachusetts, on the terms disclosed in the annual report on Form 10-K;

•                  We exercised our right to renew our database sale and supplementation agreement, as well as several other agreements with TERI, for additional five-year terms through June 2011. Beginning in July 2007, monthly payments pursuant to the database sale and supplementation agreement will be reduced to approximately $21,000;

•                  We entered into a lease for approximately 25,000 additional square feet of office space for our loan processing operations in Boston, Massachusetts for basic annual rent between $745,000 and $872,000 through 2014;

•                  We entered into an operating lease for the use of a corporate aircraft for basic annual rent of approximately $1.4 million through 2009, which was structured to be treated as a capital asset for tax purposes; and

•                  We entered into an equipment financing lease agreement which we will use to finance the purchases of furniture and equipment. The agreement allows us to finance up to $20.0 million worth of furniture and equipment purchased before December 30, 2005. We expect to repay amounts drawn down on the lease in terms ranging from three to five years. As of March 31, 2005, we had $5.1 million outstanding under this line of credit.

Cash Flows

Our net cash provided by operating activities increased to $75.7 million for the first nine months of fiscal 2005, compared to cash used in operations of $10.0 million for the first nine months of fiscal 2004. Cash provided by operations resulted primarily from net income of $116.6 million, an increase in our deferred income tax liability of $30.2 million and the tax benefit from employee stock options of $30.4 million, partially offset by an increase in residuals of $101.8 million and an increase in structural advisory fees of $8.4 million.

We used $22.1 million of net cash in investing activities during the first nine months of fiscal 2005. The principal use of net cash was capital expenditures related to the expansion of our loan processing facilities and corporate headquarters and, to a lesser extent, payments for loan database updates from TERI.

We used net cash of $3.8 million in financing activities during the first nine months of fiscal 2005. Cash used in financing activities primarily related to the repayment of the $7.25 million note that we issued to the lead underwriter of the Company’s December 2003 securitization, offset in part by the exercise of employee stock options.

We expect that our capital expenditure requirements for the remainder of fiscal 2005 will be approximately $5.3 million. We plan to utilize our equipment line of credit to finance a portion of these costs. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment. We currently have capital expenditure commitments over the next 12 months of approximately $4.2 million.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of an aggregate of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At March 31, 2005, outstanding principal on these notes totaled $5.5 million as compared to $6.0 million at June 30, 2004.

In August 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. Fleet National Bank was subsequently acquired by Bank of America, and our agreement related to this facility has been assigned to Bank of America. The revolving credit facility matures on August 28, 2005, with interest currently payable, at our option, at the bank’s prime rate, or LIBOR plus 2%. The revolving credit line contains financial covenants, including:

•                  minimum trailing 12-month up-front structural advisory fees of not less than $25 to $30 million;

•                  minimum tangible net worth of not less than the sum of 100% of consolidated tangible net worth plus 85% of consolidated net income;

•                  a maximum liabilities to net worth ratio of not greater than 1.15 to 1.00; and

•                  a minimum cash flow to debt service ratio of not less than 1.50 to 1.00,

as well as certain financial reporting covenants. We expect to be able to meet these financial and reporting requirements during the term of the revolving credit facility and are in compliance with these covenants as of the date of this report. This agreement restricts our ability to pay cash dividends in the event we are in default. As of March 31, 2005, we had no balance outstanding under the revolving credit facility. The maximum annual commitment fee is $25,000. Bank of America has issued on our behalf a letter of credit in the amount of $0.5 million in lieu of security deposits for the lease of office space. Third party beneficiaries have not drawn upon this letter of credit, which reduces the amount that we may borrow under the revolving credit facility.

In December 2003, we issued a $7.25 million note to the lead underwriter of our December 2003 securitization to monetize a substantial portion of the second up-front structural advisory fee payment which we received in July 2004. We repaid the note in full with the first $7.25 million of that payment.

In January 2005, we entered into an equipment financing lease agreement which we will use to finance the purchases of furniture and equipment. The agreement allows us to finance up to $20.0 million worth of furniture and equipment purchased before December 30, 2005. We expect to repay amounts drawn down on the lease in terms ranging from three to five years. As of March 31, 2005, we had $5.1 million outstanding under this line of credit.

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

Factors That May Affect Future Results

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,”

“may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Risk Factors

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this Quarterly Report, we have provided structural advisory and other services for 24 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 76% of our total service revenue for the first nine months of fiscal 2005, 78% of our total service revenue for fiscal 2004, 73% of our total service revenue for fiscal 2003 and 64% of our total service revenue in fiscal 2002. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. During the first nine months of fiscal 2005, we recognized 8%, 52% and 40% of our total service revenue in the respective fiscal quarters of fiscal 2005. In fiscal 2004, we recognized 5%, 39%, 5% and 51% of our total service revenue in the respective fiscal quarters of 2004. In fiscal 2003, we recognized 7%, 36%, 17% and 40% of our total service revenue in the respective fiscal quarters of 2003. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. In fiscal 2004, we facilitated one securitization in the second quarter and two securitizations in the fourth quarter, but none in the first or third quarters. Thus far in fiscal 2005, we facilitated one securitization in the second quarter and one securitization in the third quarter. The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2004, we processed 34% of our total loan facilitation volume in the first quarter ended September 30, 2003, and 20%, 27% and 19% of our total loan facilitation volume in the respective successive quarters.

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

•                  unwillingness of financial guarantee providers to offer credit insurance in the securitizations that we structure or in student loan-backed securitizations generally;

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

        We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of the residual interests that the trust creates. As required under GAAP, we recognize as revenue the present value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because they are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and in each subsequent quarter and reflect the change in value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends, the spread between LIBOR and the auction rates on our senior auction rate notes,  the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue-Sensitivity Analysis."

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

We structure and support private student loan programs for commercial banks, including JP Morgan Chase Bank, N.A., as successor by merger to Bank One, N.A. and Bank of America, N.A. We also structure and support private student loan programs for marketing partners that refer their borrowers to a particular lending source, such as Charter One Bank, N.A. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of JP Morgan Chase Bank private label loans represented approximately 31% of our total service revenue for the first nine months of fiscal 2005 and approximately 43% of our total service revenue for fiscal 2004. Structural advisory fees and residuals from securitization of Bank of America private label loans represented approximately 14% of total service revenue for the first nine months of fiscal 2005 and approximately 9% of total service revenue for fiscal 2004. In addition, Bank of America is the exclusive lender for our GATE program clients. Our GATE programs contributed 4% of our total service revenue in fiscal 2004. Structural advisory fees and residuals from securitization of private label loans funded by Charter One represented approximately 24% of our total service revenue for the first nine months of fiscal 2005 and approximately 17% of our total service revenue in fiscal 2004.

We have agreements with these commercial banks that govern the purchase of loans for securitization. Our agreement with JP Morgan Chase Bank, as successor by merger to Bank One, is scheduled to terminate in April 2007. Our agreement with Charter One is scheduled to terminate in May 2006, except with respect to loans marketed by Collegiate Funding Services, L.L.C. and funded by Charter One, in which case our agreement has a term through July 2007. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Of our two agreements with Bank of America that govern the purchase of GATE loans, one may terminate at any time upon 120 days notice and the other may terminate as early as May 2006. Our agreement with Bank of America governing the purchase of direct-to-consumer loans may terminate as early as May 2006. Each client above has the right to terminate their agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guaranty fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

A significant decline in services to JP Morgan Chase, Bank of America or Charter One, or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results could suffer as a result.

If our relationship with TERI terminates, our business could be adversely affected.

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $54.5 million, or 18% of total service revenue, for the first nine months of fiscal 2005, $22.9 million, or 23% of total service revenue, for the first nine months of fiscal 2004 and $35.1 million, or 18% of total service revenue, for fiscal 2004. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private student loans. As of March 31, 2005, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

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

Assuming that TERI retains its not-for-profit status, TERI’s position as the leading provider of private education loan guarantees may be adversely affected by recent amendments to the U.S. federal bankruptcy laws. As a result of these amendments:

•      lenders who currently seek a guarantee from a not-for-profit entity such as TERI in order for their private student loans for higher education expenses to become non-dischargeable in bankruptcy may cease to do so; and accordingly

•      TERI may cease to have a competitive advantage over potential for-profit providers of guarantees of private student loans for higher education expenses.

As a result, lenders may be less inclined to utilize the TERI-guaranteed private label loan programs, which could, in turn harm our business and results of operations.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of March 31, 2005, Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients’ loans. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

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

We assist national and regional financial institutions and educational institutions, as well as businesses and other enterprises, in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose to provide directly the services that we currently provide, and from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s recently announced program to market private student loans directly to consumers becomes successful or if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties imposed by regulators, civil actions for damages and negative publicity, which could affect our customer relationships and have a material adverse effect on our business.  In addition, current state and federal legislative proposals, if enacted, may impose additional requirements on us to safeguard confidential customer information, which may result in increased compliance costs.

Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security.  If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the borrower information that we process in connection with the loans.  Implementation of systems and procedures to address these requirements would increase our compliance costs.  If we were to experience a large-scale data security breach, such breach could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business.  This could have a material adverse effect on our business. In addition, pending legislative proposals, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information.

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

The number of our employees increased to 813 regular employees and 18 seasonal and part time employees as of March 31, 2005 from 345 regular employees and 12 seasonal employees as of March 31, 2004. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to March 31, 2005, our assets have grown to $543.7 million. Our revenue increased to $297.8 million for the first nine months of fiscal 2005 from $98.1 million for the first nine months of fiscal 2004. Our revenue increased to $199.3 million in fiscal 2004 from $91.4 million for fiscal 2003 and $41.3 million for fiscal 2002. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

We may be subject to state registration or licensing requirements in jurisdictions where we are not currently registered or licensed.  If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result.

Based on the advice of counsel and, in some states, additional informal advice from state regulators, we have been operating on the basis that no registrations or licenses for loan brokers and loan arrangers are required of us, except in Pennsylvania, where local counsel had advised us that we needed to register as a “loan broker” with the Pennsylvania Department of Banking.  Although we believe that our prior consultations with national and local counsel identified all material registration, licensing and other regulatory requirements then applicable, we are conducting a nationwide review of state registration and licensing requirements that may be applicable to us now, based on the expansion of the scope of the services we provide and the time elapsed since the initial review.  As a result of this review, we may determine that registration and licensing are required in jurisdictions where we are not currently registered or licensed.  Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means.  If we identify any states in which registration or licensing is required, we will proceed with registration or licensing in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with registration or licensing in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business.  Our failure to comply with these laws could lead to, among other things: (a) curtailment of our ability to continue to conduct business in the relevant jurisdiction, pending processing of registration or a license application, (b) administrative enforcement actions, (c) class action lawsuits, (d) the assertion of legal defenses delaying or otherwise affecting the enforcement of loans, and (e) criminal as well as civil liability.  This could have a material adverse effect on our business.

If the regulatory exemptions or rulings that allow us to conduct our business without registration or licensing are modified or revoked, or the statutory and regulatory requirements change in the future, our compliance costs could increase substantially.

The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensing because, as a provider of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public.  The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate include amounts as small as $1,000, and a small portion of those loans have combined interest rates and fees exceeding 12%.  We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination.

We could also become subject to registration or licensing requirements due to changes in existing federal and state laws and regulations. The Massachusetts legislature could, for example, modify the statutory requirements under the Small Loan Act. If the Massachusetts legislature, or any other state or federal regulatory authority, changes existing laws and rules, or enacts new laws or rules, we could be forced to make changes in our relationships with lenders, educational institutions, guarantors, servicers or the trusts involved in the securitizations that we facilitate.  Specifically, changes in existing laws and rules could also require us to implement additional or different programs and information technology systems and could impose licensing, capital and reserve requirements and additional costs, including administrative, compliance and third-party service costs.

We may be exposed to liability for failures of third parties with which we do business to comply with the registration, licensing and other requirements that apply to them.

Third parties with which we do business, including federal and state chartered financial institutions as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. As a result of the activities that we conduct for our clients, it may be asserted that we have some responsibility for their compliance with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

We could also become subject to registration or licensing and other regulatory requirements in Massachusetts and other states by expanding the scope or extent of our services.

We are in the process of expanding the scope of the services we provide on behalf of lenders to include certain advertising and marketing functions. As a result of this expansion of our services, or if we expand our services in the future to include, among others, loan guarantees, our current exemption from the Massachusetts Small Loan Act could be invalidated, and consequently, we may need to obtain a license from the Massachusetts Division of Banks.  In addition, we may become subject to the laws and regulations of other states governing such expanded services.  We may also become subject to state regulatory requirements if the extent of the activities that we conduct in a particular state expands.  Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties and have a material adverse effect on our business.

The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business.  Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.  Recent or future changes in federal and state bankruptcy and debtor relief laws may increase credit losses on the loans held by securitization trusts and related administrative expenses.  Violations of the laws or regulations governing our operations, or the operations of TERI or our other clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

Recent litigation has sought to recharacterize “payday loan” and other originators as lenders; if litigation on similar theories were successful against us or any third party marketer, the loans that we securitize would be subject to individual state consumer protection laws.

We provide financial and educational institutions, as well as other organizations, with an integrated suite of services in support of private student loan programs.  The lenders with which we work are federally-insured banks and, therefore, are not subject to many state consumer protection laws, including limitations on interest rates, fees and other charges.  In providing our services, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we securitize are regulated in accordance with the laws and regulations applicable to the lenders.

The association between loan marketers and out-of-state national banks has come under recent scrutiny, specifically in the context of high-interest “payday loans”.  Recent litigation asserts that payday loan marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business.  Such litigation has sought, successfully in some instances, to recharacterize the loan marketer as the lender for purposes of state consumer protection law restrictions.  Similar civil actions have been brought in the context of gift cards.  We believe that our activities, and the activities of third parties whose marketing on behalf of lenders is coordinated by us, are distinguishable from the activities involved in these cases.

Although we do not make, guarantee or service the loans and our activities are done in the name of and under the control and supervision of lenders, additional state consumer protection laws would be applicable to the loans if we, or any third party loan marketer whose activities we coordinate, were recharacterized as a lender, and the loans (or the provisions governing interest rates, fees and other charges) could be unenforceable.  In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators.  Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us.  To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending.  However, such actions could  have a material adverse effect on our business.

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

We have only been a public company since October 2003. For the twelve month period ended March 31, 2005, the average daily trading volume of our common stock on the New York Stock Exchange was approximately 375,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock.

                As of April 30, 2005, we had 66,113,757 shares of common stock outstanding. In connection with our follow-on offering completed in January 2005, 31,955,605 shares were subject to lock-up agreements with the underwriters of the offering. These lock-up agreements expired on April 12, 2005.  Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares are eligible for sale in the public market.  The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares that had previously been subject to lock-up agreements.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 51% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At March 31, 2005, cash and other short-term investments consisted of balances in money market funds. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash and other short-term investments.

Risks Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balances at March 31, 2005 based on changes in these loan performance assumptions, see “—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis.”

Item 4—Controls and Procedures

                Our management, with the participation of the our chief executive officer and chief financial officer, evaluated the effectiveness of the our disclosure controls and procedures as of March 31, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Registered Securities

In our initial public offering, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the Securities and Exchange Commission on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through March 31, 2005, we have not spent any of the net proceeds of the IPO, which have been invested in cash and other short-term investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

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

THE FIRST MARBLEHEAD CORPORATION

Date: May 13, 2005	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

(Duly authorized officer and principal financial officer)

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