Form 10-Q
period 2005-09-30
FIRST MARBLEHEAD CORP
filed 2005-11-08
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 21, 2005, the registrant had 64,942,044 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2005	June 30, 2005
ASSETS
Cash and cash equivalents	$156,086	$193,796
Service receivables:
Structural advisory fees	53,570	53,371
Residuals	254,757	247,275
Processing fees from The Education Resources Institute (TERI)	9,133	8,944
	317,460	309,590
Property and equipment	51,985	49,269
Less accumulated depreciation and amortization	(12,751)	(10,174)
Property and equipment, net	39,234	39,095
Goodwill	3,176	3,176
Intangible assets, net	2,453	2,620
Prepaid income taxes	7,271	2,594
Other prepaid expenses	6,859	4,163
Other assets	4,302	3,159
Total assets	$536,841	$558,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$28,279	$33,318
Net deferred income tax liability	81,230	84,208
Capital lease obligations	10,932	12,118
Notes payable to TERI	5,107	5,292
Other liabilities	2,112	1,691
Total liabilities	127,660	136,627
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized at September 30, 2005 and June 30, 2005; 66,419,644 and 66,368,824 shares issued at September 30, 2005 and June 30, 2005, respectively; 64,919,644 and 64,899,824 shares outstanding at September 30, 2005 and June 30, 2005, respectively	664	664
Additional paid-in capital	205,123	206,452
Retained earnings	260,357	273,589
Deferred compensation	—	(3,131)
Treasury stock, 1,500,000 and 1,469,000 shares held at September 30, 2005 and June 30, 2005, respectively, at cost	(56,620)	(55,665)
Accumulated other comprehensive loss	(343)	(343)
Total stockholders’ equity	409,181	421,566
Total liabilities and stockholders’ equity	$536,841	$558,193

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,
	2005	2004

Service revenue:
Up-front structural advisory fees	$—	$—

Additional structural advisory fees:
From new securitizations	—	—
Trust updates	199	619
Total additional structural advisory fees	199	619

Residuals:
From new securitizations	—	—
Trust updates	7,482	3,460
Total residual revenue	7,482	3,460

Processing fees from TERI	25,928	17,357

Administrative and other fees	1,462	968
Total service revenue	35,071	22,404
Operating expenses:
Compensation and benefits	19,742	14,880
General and administrative expenses	25,925	16,959
Total operating expenses	45,667	31,839
Loss from operations	(10,596)	(9,435)
Other income (expense):
Interest expense	(230)	(119)
Interest income	1,459	482
Net other income	1,229	363
Loss before income tax benefit	(9,367)	(9,072)
Income tax benefit	(3,925)	(3,720)
Net loss	$(5,442)	$(5,352)

Net loss per share, basic	$(0.08)	$(0.08)
Net loss per share, diluted	(0.08)	(0.08)
Weighted average shares outstanding, basic	64,916	64,321
Weighted average shares outstanding, diluted	64,916	64,321

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

	Common stock				Additional Paid-in capital	Retained earnings	Deferred compensation	Accumulated other comprehensive loss, net of tax	Total stockholders’ equity
	Issued		In treasury
	Shares	Amount	Shares	Amount
Balance at June 30, 2005	66,368	$664	(1,469)	$(55,665)	$206,452	$273,589	$(3,131)	$(343)	$421,566
Adoption of FAS 123 (R)	—	—	—	—	(3,131)	—	3,131	—	—
Net loss	—	—	—	—	—	(5,442)	—	—	(5,442)
Options exercised	41	—	—	—	76	—	—	—	76
Stock purchases through employee stock purchase plan	11	—		—	340	—	—	—	340
Repurchase of common stock	—	—	(31)	(955)	—	—	—	—	(955)
Recognition of stock-based compensation	—	—	—	—	845	—	—	—	845
Cash dividend ($0.12 per share)	—	—	—	—	—	(7,790)	—	—	(7,790)
Tax benefit from employee stock options	—	—	—	—	541	—	—	—	541
Balance at September 30, 2005	66,420	$664	(1,500)	$(56,620)	$205,123	$260,357	$—	$(343)	$409,181

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,442)	$(5,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,930	1,232
Deferred income tax (benefit) expense	(2,978)	1,418
Tax benefit from employee stock options	—	49
Stock-based compensation	845	—
Change in assets/liabilities:
(Increase) decrease in structural advisory fees	(199)	9,631
(Increase) in residuals	(7,482)	(3,460)
(Increase) in processing fees from TERI	(189)	(375)
(Increase) in prepaid income taxes	(4,677)	(5,181)
(Increase) decrease in other prepaid expenses	(2,696)	869
(Increase) in other assets	(1,143)	(1,595)
(Decrease) in accounts payable, accrued expenses, and other liabilities	(12,408)	(11,846)
Net cash used in operating activities	(33,439)	(14,610)

Cash flows from investing activities:
Purchases of property and equipment	(2,716)	(1,283)
Payments to TERI for loan database updates	(186)	(187)
Net cash used in investing activities	(2,902)	(1,470)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(1,186)	(7,414)
Repayment of notes payable due to TERI	(185)	(174)
Tax benefit from employee stock options	541	—
Issuances of common stock	416	1,035
Repurchases of common stock	(955)	—
Net cash used in financing activities	(1,369)	(6,553)
Net decrease in cash and cash equivalents	(37,710)	(22,633)
Cash and cash equivalents, beginning of period	193,796	168,712
Cash and cash equivalents, end of period	$156,086	$146,079

Supplemental disclosures of cash flow information:
Interest paid	$230	$369
Income taxes paid	$3,153	$—
Supplemental disclosure of non-cash activities:
Declaration of cash dividend	$7,790	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts)

(1)                                 Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company), which was incorporated under the laws of the State of Delaware on August 13, 1994, provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf and receives fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2005. Certain prior period amounts have been reclassified to conform to current period presentation in the condensed consolidated statement of cash flows.

Student Loan Market Seasonality and Revenue Related to Securitization Transactions

Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process an increased volume of loan applications during November and December, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from TERI that the Company earns in a particular quarter.

The Company did not conduct a securitization transaction during the first quarter of either fiscal 2006 or fiscal 2005. Therefore, during the first quarters of fiscal 2006 and fiscal 2005, the Company did not generate any structural advisory fees or residuals from new securitization transactions. The Company expects to close securitization transactions in the second, third and fourth quarters of fiscal 2006.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or the securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of September 30, 2005, TERI has a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that FMC structures could increase.

On February 2, 2001, FMC and TERI entered into a two-year Master Loan Guaranty Agreement which granted TERI a right of first refusal to guarantee existing and future FMC private label loan programs, as well as new, jointly created loan programs during the term of the Agreement. In June 2001, as a result of the closing of the Company’s acquisition of TERI’s loan processing operations, the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. Under the terms of the Master Loan Guaranty Agreement, FMC also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans, and a right of first refusal to guarantee FMC’s private label clients’ existing and future loan programs.

In October 2004, FMC renewed its Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. Under the terms of the original Master Loan Guaranty Agreement, TERI is required to place into a segregated reserve the majority of the guarantee fees it receives for loans that are originated. The segregated reserve amounts are then pledged to each trust that purchases loans at the time of securitization. TERI is allowed to retain as an administrative fee a portion of the guarantee fee equal to 150 basis points multiplied by the principal balance of loans originated and securitized.  In October 2004, FMC entered into a fourth supplement to the Master Loan Guaranty Agreement, under which FMC granted to TERI a right to elect once each fiscal year to increase the amount of its administration fees by 25 basis points, with a corresponding reduction from 25% to 20% in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts and a resulting increase from 75% to 80% in FMC’s residual ownership. TERI made such an election for fiscal 2005.  In October 2005, FMC entered into a fifth supplement to the Master Loan Guaranty Agreement. Under the terms of this fifth supplement, TERI’s administrative fee will increase, and the amount deposited in the segregated reserve will decrease, by 65 basis points. In addition, TERI’s residual interest in the trusts created at the time of securitization will be reduced by the present value of this 65 basis point reduction in the amount placed in the segregated reserve, using a residual discount factor of 12%.  Under the fifth supplement, TERI continues to have a right to elect once each fiscal year to increase the amount of its administrative fees, and reduce the amount placed in the segregated reserve, by 25 basis points. If TERI makes such an election, however, TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts will be reduced by the present value of the 25 basis point reduction in the amount placed in the segregated reserve, using a discount factor of 12%. For the fiscal year ending June 30, 2006, TERI has made such an election.

Under a Master Servicing Agreement with a term through June 2011, First Marblehead Educational Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC also benefits from use of the acquired TERI assets, including historical loan data, to support the design and implementation of future FMC loan programs and new jointly created loan programs. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER.

PHEAA

As of September 30, 2005, there were nine TERI-approved loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. The Company currently utilizes five of these

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

servicers. As of September 30, 2005, Pennsylvania Higher Education Assistance Agency (PHEAA) services a majority of the loans for which the Company facilitates origination. This arrangement allows the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

During the first quarter of fiscal 2006 and fiscal 2005, processing fees from TERI represented approximately 74% and 77%, respectively, of total service revenue. The Company did not recognize more than 10% of total service revenue from any other customer.

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

Cash and cash equivalents

Cash and cash equivalents at September 30, 2005 include $136,552 held in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. Included in cash and other short-term investments are compensating balances supporting various financing arrangements of $13,695 and $23,309 at September 30, 2005 and June 30, 2005, respectively.

Income taxes

In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company’s estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The Company has a net deferred income tax liability because, under GAAP, it recognizes residuals in financial statement income earlier than they are recognized for income tax purposes.

(2)           Stock Options

At September 30, 2005, the Company had four stock-based compensation plans, which are described more fully in Note 9 and Note 13 of the Company’s audited consolidated financial statements and related notes for the year ended June 30, 2005 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2005. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). No stock-based compensation cost was recognized in the Statement of Operations for the years ended on or prior to June 30, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s loss before income taxes for the first quarter of fiscal 2006 is approximately $332 lower and net loss for the first quarter of fiscal 2006 is approximately $194 lower than if it had continued to account for share-based compensation under Opinion 25. The Company’s basic and diluted earnings per share for the first quarter of fiscal 2006 would have remained $.08 if it had continued to account for share-based compensation under Opinion 25.

As required, prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $541 excess tax benefits classified as a financing cash inflow during the first quarter of fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

For purposes of pro forma disclosures for periods prior to July 1, 2005, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net loss and net loss per share for the three month period ended September 30, 2004, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, is as follows:

Three months ended September 30, 2004

Net loss—as reported	$(5,352)
Add: Total stock-based employee compensation expense included in reported net income, net of tax	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(738)

Net loss—pro forma	$(6,090)

Net loss per share—basic—as reported	$(0.08)
Net loss per share—basic—pro forma	$(0.09)
Net loss per share—diluted—as reported	$(0.08)
Net loss per share—diluted—pro forma	$(0.09)

(3)           Net Loss per Share

As of September 30, 2005, there were options to purchase 1,732,815 shares of the Company’s common stock (Common Stock) outstanding and 327,914 restricted stock units outstanding.  Each restricted stock unit represents the right to receive one share of Common Stock upon vesting. As of September 30, 2004, there were options to purchase 3,179,450 shares of Common Stock outstanding.  The Company has not included these options and restricted stock units in the computation of diluted net loss per share for the three months ended September 30, 2005 or 2004, as their effects would have been antidilutive.

(4)           Service Receivables

Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the student loans, net of prepayment, default and recovery estimates. The fees are paid to the Company from the various separate securitization trusts that have purchased student loans facilitated by the Company. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI’s behalf.

The Company did not conduct any securitization transactions in the first quarter of either fiscal 2006 or fiscal 2005. The Company does, on a quarterly basis, update its estimate of the present value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their present value, and any changes to the trust performance

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

metrics that the Company considers in its present value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate, or LIBOR, rates.

For the NCT trusts and the private label loan trusts, the Company made no changes in its assumptions regarding default, recovery or prepayment rates in the first quarter of either fiscal 2006 or 2005.

The Company uses an implied forward LIBOR curve to estimate trust cash flows. During the first quarter of fiscal 2006, rates along the implied forward LIBOR curve generally increased and flattened. The increase resulted in an increase in the interest to be capitalized on the underlying student loan assets during their respective deferment periods, which increases the balance on which the Company expects to charge its 15 to 30 basis points per year of additional structural advisory fees over the life of the trust, and therefore increases the estimated present value of the structural advisory fees receivable. The flattening of the forward LIBOR curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the estimated present value of the residuals receivable during the period.  During the first quarter of fiscal 2005, the rates along the implied forward LIBOR curve generally decreased and flattened. This decrease resulted in a decrease in the interest to be capitalized on the underlying student loan assets during their respective deferment periods, which decreases the balance on which the Company expects to charge its 15 to 30 basis points per year of additional structural advisory fees over the life of the trust, and therefore decreases the estimated present value of the structural advisory fees receivable. However, the flattening of the rates along the implied forward LIBOR curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the estimated present value of the residuals receivable during the period that more than offset the effect of the decrease in LIBOR rates during the period.

The Company bases the discount rate that it uses to calculate the present value of its additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. From July 1, 2005 to September 30, 2005, this rate increased 37 basis points from 5.96% to 6.33%. From July 1, 2004 to September 30, 2004, this rate decreased by 46 basis points from 6.58% to 6.12%. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the estimated present value of the Company’s structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company’s estimate of their present value. In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader commercial mortgage-backed securities (CMBS) market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

The following table summarizes the changes in the structural advisory fees receivable for the first quarter of fiscal 2006 and fiscal 2005:

	Three months ended September 30,
	2005	2004

Fair value of additional structural advisory fees at beginning of period	$53,371	$24,084
Fair value adjustments	199	619
Total structural advisory fees receivable at end of period	$53,570	$24,703

The following table summarizes the changes in the residuals receivable for the first quarter of fiscal 2006 and fiscal 2005:

	Three months ended September 30,
	2005	2004

Fair value at beginning of period	$247,275	$108,495
Fair value adjustments	7,482	3,460
Fair value at end of period	$254,757	$111,955

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

For a discussion of the sensitivity of the additional structural fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Application of Critical Accounting Policies and Estimates – Service Revenue – Sensitivity Analysis”.

(5)           Related Party Transactions

At September 30, 2005, the Company had invested approximately $136,552 of cash and cash equivalents in a money market fund. The investment advisor for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. Members of the immediate family of one of the Company’s directors indirectly own approximately 65% of MCM’s outstanding equity.

(6)           Notes Payable to TERI

In connection with the acquisition of TERI’s loan processing operations, the Company entered into a Note Payable Agreement with TERI on June 20, 2001, amounting to $3,900, $2,000 of which relates to the acquisition of TERI’s software and network assets and $1,900 of which relates to the workforce-in-place. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding balance of this note payable at September 30, 2005 was $2,521.

The Company also entered into a second note payable with TERI amounting to $4,000 on June 20, 2001 to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at September 30, 2005 was $2,586.

(7)           Other Borrowings

(a)   Revolving Line of Credit

On August 28, 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10,000, which included a sub-limit for letters of credit. Fleet National Bank was acquired by Bank of America, and the Company’s agreement related to this facility was assigned to Bank of America. The revolving credit facility, which matured on August 28, 2005, contained certain financial covenants and restrictions, including a restriction on the Company’s ability to pay cash dividends in the event it was in default. No amounts were outstanding under this revolving line of credit at June 30, 2005.

(b) Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it will use to finance purchases of furniture and equipment. The agreement allows the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the lease at terms ranging from three to five years. As of September 30, 2005, we had drawn $10,513 under this line of credit.

(8)           Stockholders’ Equity

2002 Director Stock Plan

In September 2002, the Board of Directors approved, and in August 2003, the Company’s stockholders approved, the 2002 Director Stock Plan and reserved 200,000 shares of Common Stock for issuance to the Company’s non-employee directors.  As of September 30, 2005, options to purchase 88,000 shares of Common Stock have been issued under this plan.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200,000 shares of Common Stock for issuance under this plan.  On August 9, 2005, the Board of Directors authorized, subject to stockholder approval, an amendment increasing the number of shares of Common Stock reserved for issuance under the 2003 Stock Incentive Plan from 1,200,000 to 2,700,000. On October 27, 2005, the Company’s stockholders approved this amendment. As of September 30, 2005,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

there were options to purchase 800,000 shares of Common Stock outstanding and 327,914 restricted stock units outstanding under this plan.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400,000 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Company’s Common Stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. Under the Stock Purchase Plan, 11,420 and 40,499 shares of Common Stock were issued in July 2005 and July 2004, respectively.

Share Repurchase Program

In the fourth quarter of fiscal 2005, the Board of Directors approved the repurchase of 1,500,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. On September 29, 2005, the Board of Directors approved the repurchase of an additional 5,000,000 shares of Common Stock. As of September 30, 2005, the Company had repurchased in aggregate 1,500,000 shares of its Common Stock.

Cash Dividend

On September 15, 2005, the Board of Directors declared a cash dividend of $0.12 per share on the Common Stock. The dividend was paid on October 5, 2005 to stockholders of record at the close of business on September 26, 2005.

(9)  Pension Plan

FMER has a non-contributory defined benefit pension plan that covers substantially all FMER employees employed on or before December 31, 2004.  During the second quarter of fiscal 2005, the benefits under the plan were frozen. The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s consolidated financial statements for the three-month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004
Components of net periodic pension cost:
Service cost	$—	$157
Interest on projected benefit obligations	44	62
Loss recognized	5	9
Expected return on plan assets	(47)	(42)
Net periodic pension cost	$2	$186

Employer Contributions

During the three months ended September 30, 2005, the Company made contributions of $50 to FMER’s defined benefit pension plan. The Company expects to make additional contributions of approximately $200 during the remaining three quarters of fiscal year 2006.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except share and per share amounts)

(10)         New Accounting Pronouncements

The FASB has issued exposure drafts that would amend FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a qualified special-purpose entity (QSPE).  The FASB has announced that it expects to issue final guidance in the first calendar quarter of 2006.  The Company is monitoring the status of the exposure drafts to assess their impact, if any, on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this filing. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to the application of our critical accounting policies and the factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.

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

We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs.  During the first quarter of fiscal 2006, we processed over 370,000 loan applications and facilitated approximately $1.3 billion in loans at approximately 4,700 schools.  During all of fiscal 2005, we processed over 876,000 loan applications and facilitated approximately $2.7 billion in loans at over 5,300 schools. We have provided structural, advisory and other services for 28 securitization transactions since our formation in 1991.

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

During fiscal 2005, we securitized both private label loans and GATE loans. Our private label programs, including processing fees from TERI, contributed $405.1 million or 97% of our total service revenue in fiscal 2005, while our GATE programs contributed $12.8 million or 3% of our total service revenue in fiscal 2005.

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

In October 2004, we renewed our master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. Under the terms of the original master loan guaranty agreement, TERI is required to place into a segregated reserve the majority of the guarantee fees it receives for loans that are originated. The segregated reserve amounts are then pledged to each trust that purchases loans at the time of securitization. TERI is allowed to retain as an administrative fee a portion of the guarantee fee equal to 150 basis points multiplied by the principal balance of loans originated and securitized. In October 2004, we entered into a fourth supplement to the master loan guaranty agreement, under which we granted to TERI a right to elect once each fiscal year to increase the amount of its administration fees by 25 basis points, with a corresponding reduction from 25% to 20% in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts and a resulting increase from 75% to 80% in our residual ownership. TERI made such an election for the fiscal year ended June 30, 2005.  In October 2005, we entered into a fifth supplement to the master loan guaranty agreement.  Under the terms of this fifth supplement, TERI’s administrative fee, and the amount deposited in the segregated reserve, will decrease by 65 basis points. In addition, TERI’s residual interest in the trusts created at the time of securitization will be reduced by the present value of this 65 basis point reduction in the amount placed in the segregated reserve, using a residual discount factor of 12%.  Under the fifth supplement, TERI continues to have a right to elect once each fiscal year to increase the amount of its administrative fees, and reduce the amount placed in the segregated reserve, by 25 basis points. If TERI makes such an election, however, TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts will be reduced by the present value of the 25 basis point reduction in the amount placed in the segregated reserve, using a discount factor of 12%. For the fiscal year ending June 30, 2006, TERI has made such an election.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The following table shows the volume of loans facilitated during the first quarters of fiscal 2006 and fiscal 2005:

	Quarter ended September 30,
	2005	2004
Approximate number of loans facilitated that were also available to us for securitization	107,000	88,000
Approximate number of loans facilitated	126,000	108,000
Aggregate principal amount of loans facilitated that were also available to us for securitization	$1.10 billion	$868 million
Aggregate principal amount of loans facilitated	$1.25 billion	$1.03 billion

The dollar volume of loans that we facilitated that were available to us for securitization increased 27% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The total dollar volume of loans that we facilitated in the first quarter of fiscal 2006 increased 21% as compared to the first quarter of fiscal 2005.

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

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. As of September 30, 2005, we have utilized six special purpose entities for the securitization of TERI-guaranteed private label loans. We refer to these trusts as private label loan trusts. In addition, National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans. In the future, we may securitize private label or GATE loans using new trust vehicles.

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

We receive several types of fees in connection with our securitization services:

•       Structural advisory fees. We charge structural advisory fees that are paid in two portions:

•        Up-front. We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or soon thereafter. In exchange for these fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies and financial guarantee insurers, as needed. In securitizations we facilitated in fiscal 2005, these fees ranged from 1.6% to 8.5% of the principal and capitalized interest of the loans securitized; and

•        Additional. We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

•        in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debt-holders of the securitization trust have been repaid, plus, in the case of GATE loans securitized in fiscal years prior to fiscal 2005, an additional 10% of the residual cash flows. We are entitled to receive 100% of the residual cash flows for GATE loans securitized subsequent to fiscal 2004.

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts that occurred prior to fiscal 2005, we expect to receive the residuals beginning 12 to 15 years after the date of each securitization. In the case of securitizations in the NCT trusts that occurred in fiscal 2005, we currently expect to receive residuals beginning five to six years after the date of securitization.

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

Recognition and Valuation of Service Revenue

We recognize up-front structural advisory fees as revenue at the time the securitization trust purchases the loans. In order for the securitization trust to purchase the loans, all of the applicable services must be performed, rating agencies must deliver their ratings letters, transaction counsel must deliver the required legal opinions and the underwriters must receive the debt securities issued by the securitization trust. These events indicate that the securitization transaction has been properly structured and loans have been properly sold to the securitization trust.

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

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that we structure. We did not facilitate a securitization in the first quarter of either fiscal 2006 or fiscal 2005.  In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter and three securitizations in the fourth quarter. We plan to facilitate one securitization in each of the second and third quarters of fiscal 2006 and two securitizations in the fourth quarter of fiscal 2006. The following tables set forth our quarterly service revenue and net income (loss) for the first quarter of fiscal 2006 and for each of the quarters of fiscal 2005:

	Fiscal 2006
	First Quarter
Service revenue	$35,071
Net loss	(5,442)

	2005 Fiscal Quarters
	First	Second	Third	Fourth
Service revenue	$22,404	$155,837	$119,534	$120,201
Net income (loss)	(5,352)	74,530	47,438	43,048

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2005, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2005. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

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

The following table shows the approximate weighted average loan performance assumptions for the remaining life of the securitization trusts at September 30, 2005:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
Private label loan trusts	Private label	8.78%	40%	7%	6.33%	12%
NCT trusts	Private label	7.11	46	7	6.33	12
NCT trusts	GATE	21.00	47	4	6.33	12

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

At September 30, 2005, we used a 6.33% discount rate for valuing additional structural advisory fees, as compared to a 6.12% discount rate at September 30, 2004. Based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes for such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

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

Two private label loan trusts have issued senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At September 30, 2005, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 7.9 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 9.3 basis points.

Other than the change in the discount rate to be applied to additional structural advisory fees, we did not change any loan performance assumptions regarding default rates, recovery rates, CPR rates or discount rates in valuing these projected cash flows during the first quarter of fiscal 2006 or fiscal 2005.

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

The following tables show the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2005 based on changes in these loan performance assumptions:

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$47,521	$47,357	$47,192	$47,028	$46,864
GATE loan trusts(1)	6,587	6,482	6,378	6,274	6,169
Total	$54,108	$53,839	$53,570	$53,302	$53,033
Change in receivables balance:	1.00%	0.50%		(0.50)%	(1.00)%
Default recovery rate:
Private label loan trusts	$47,192	$47,192	$47,192	$47,192	$47,192
GATE loan trusts(1)	6,213	6,213	6,378	6,378	6,198
Total	$53,405	$53,405	$53,570	$53,570	$53,390
Change in receivables balance:	(0.31)%	(0.31)%		0.00%	(0.34)%
Annual constant prepayment rate (CPR):
Private label loan trusts	$49,792	$48,457	$47,192	$45,994	$44,859
GATE loan trusts(1)	6,644	6,510	6,378	6,249	6,125
Total	$56,436	$54,967	$53,570	$52,243	$50,984
Change in receivables balance:	5.35%	2.61%		(2.48)%	(4.83)%
Discount rate:
Private label loan trusts	$50,798	$48,950	$47,192	$45,519	$43,925
GATE loan trusts(1)	6,872	6,618	6,378	6,147	5,922
Total	$57,670	$55,568	$53,570	$51,666	$49,847
Change in receivables balance:	7.65%	3.73%		(3.55)%	(6.95)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$44,110	$45,663	$47,192	$48,670	$50,218
GATE loan trusts(1)	5,965	6,125	6,378	6,470	6,736
Total	$50,075	$51,788	$53,570	$55,140	$56,954
Change in receivables balance:	(6.52)%	(3.33)%		2.93%	6.32%

(1)           GATE loan trusts include approximately $357 million of GATE loans and $38 million of TERI-guaranteed loans.

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Residuals	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$248,416	$246,811	$244,897	$242,062	$238,005
GATE loan trusts(1)	9,084	9,482	9,860	10,235	10,065
Total	$257,500	$256,293	$254,757	$252,297	$248,070
Change in receivables balance:	1.08%	0.60%		(0.97)%	(2.62)%
Default recovery rate:
Private label loan trusts	$243,964	$244,495	$244,897	$245,065	$245,185
GATE loan trusts(1)	8,373	9,100	9,860	10,628	10,738
Total	$252,337	$253,595	$254,757	$255,693	$255,923
Change in receivables balance:	(0.95)%	(0.46)%		0.37%	0.46%
Annual constant prepayment rate (CPR):
Private label loan trusts	$269,383	$256,851	$244,897	$233,489	$222,595
GATE loan trusts(1)	10,281	10,068	9,860	9,652	9,453
Total	$279,664	$266,919	$254,757	$243,141	$232,048
Change in receivables balance:	9.78%	4.77%		(4.56)%	(8.91)%
Discount rate:
Private label loan trusts	$294,257	$268,200	$244,897	$224,006	$205,237
GATE loan trusts(1)	13,250	11,424	9,860	8,444	7,364
Total	$307,507	$279,624	$254,757	$232,450	$212,601
Change in receivables balance:	20.71%	9.76%		(8.76)%	(16.55)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$235,239	$240,648	$244,897	$247,675	$249,704
GATE loan trusts(1)	8,972	9,346	9,860	10,324	10,620
Total	$244,211	$249,994	$254,757	$257,999	$260,324
Change in receivables balance:	(4.14)%	(1.87)%		1.27%	2.19%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Private label loan trusts	$248,889	$246,893	$244,897	$242,903	$240,910
GATE loan trusts(1)	9,860	9,860	9,860	9,860	9,860
Total	$258,749	$256,753	$254,757	$252,763	$250,770
Change in receivables balance:	1.57%	0.78%		(0.78)%	(1.56)%

(1)           GATE loan trusts include approximately $357 million of GATE loans and $38 million of TERI-guaranteed loans.

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At September 30, 2005, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity, or

QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or the Company has determined that it is not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, the Company did not consolidate these existing securitization trusts in these financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on the Company’s consolidated financial condition, results of operations, earnings per share or cash flows.

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

Results of Operations

Three months ended September 30, 2005 and 2004

Revenue Related to Securitization Transactions

We did not conduct a securitization transaction during the first quarter of either fiscal 2006 or fiscal 2005. Therefore, during these quarters we did not generate any up-front structural advisory fees, additional structural advisory fees or residual fee revenues from new securitization transactions.

The principal balance of loans facilitated and available to us for later securitization at September 30, 2005 and June 30, 2005 totaled $1.48 billion and $385.8 million, respectively.

Structural advisory fees

During the first quarter of fiscal 2006, the fair value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.2 million.  This increase was due to the accretion of the discounting inherent in these present value estimates and the impact of the increase in the implied forward LIBOR curve during the period, offset by an increase in the discount rate.  During the first quarter of fiscal 2005, the fair value adjustments of our additional structural advisory fees resulted in an increase of approximately $0.6 million. This increase was due to the accretion of the discounting inherent in these present value estimates and a decrease in the discount rate, offset by a decrease in the implied forward LIBOR curve during the period.

On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which have an estimated average life of approximately six to eight years. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any changes in the discount rate that we use in estimating the present value of these receivables. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Executive Summary—Application of Critical Accounting Policies—Service Revenue.”

We base the discount rate that we use to calculate the present value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The discount rate was 6.33% at September 30, 2005, 5.96% at June 30, 2005, 6.12% at September 30, 2004, and 6.58% at June 30, 2004. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

On an ongoing basis, we monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rate experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first quarter of 2006, the rates along the implied forward LIBOR curve increased.  This increase resulted in an increase in the interest to be capitalized on the underlying student loan assets during their respective deferment periods, which increases the balance on which we expect to charge our 15 to 30 basis points per year of additional structural advisory fees over the life of the trust, and therefore increases the estimated present value of the structural advisory fees receivable. During the first quarter of fiscal 2005, the rates along the implied forward LIBOR curve decreased. This decrease resulted in a decrease in the interest to be capitalized on the underlying student loan assets during their respective deferment periods, which decreases the balance on which we expect to charge our 15 to 30 basis points per year of additional structural advisory fees over the life of the trust, and therefore decreases the estimated present value of the structural advisory fees receivable.  For a discussion of the assumptions we make in estimating our additional structural advisory fees receivable, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue.”

We made no changes in our assumptions regarding default rates, prepayment rates and recovery rates for the private label loan trusts or NCT trusts during either the first quarter of fiscal 2006 or fiscal 2005.

Residuals

The fair value adjustments of our residuals receivable resulted in an increase of approximately $7.5 million during the first quarter of fiscal 2006 and $3.5 million during the first quarter of fiscal 2005. These increases were primarily due to the passage of time and the impact of movement in the implied forward LIBOR curve. The amount of this fair value adjustment also increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to present value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these present value estimates, and we also adjust for any change in the discount rate that we use in estimating the present value of these receivables. We used a 12% discount factor during the first quarter of fiscal 2006 and fiscal 2005. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. During the first quarter of fiscal 2006 and the first of quarter of fiscal 2005, the rates along the implied forward LIBOR curve flattened.  This flattening of the curve improved the net excess spread between the trust assets and liabilities, resulting in an increase in the fair value of the residuals receivable during each period. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue.”

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader CMBS market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue.”

Processing fees from TERI

Processing fees from TERI increased to $25.9 million for the first quarter of fiscal 2006 from $17.4 million for the first quarter of fiscal 2005. The increase reflects the additional reimbursed expenses required to process the volume of private label loans that we facilitated during the fiscal 2006 period, which increased to $1.21 billion for the first quarter of fiscal 2006 from $1.01 billion for the first quarter of fiscal 2005. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes. The increase was also due to the expansion of our loan processing facilities which was partially reimbursed by TERI.

Administrative and other fees

Administrative and other fees increased to $1.5 million for the first quarter of fiscal 2006 from $1.0 million for the first quarter of fiscal 2005. The increase was due primarily to increasing student loan balances in the securitization trusts during the fiscal 2006 period compared to the fiscal 2005 period. We expect that our administrative and other fees will continue to increase as the student loan balances in the securitization trusts continue to increase.

Operating Expenses

Total operating expenses increased to $45.7 million for the first quarter of fiscal 2006 from $31.8 million for the first quarter of fiscal 2005. Compensation and benefits increased to $19.7 million for the first quarter of fiscal 2006 from $14.9 million for the first quarter of fiscal 2005. General and administrative expenses increased to $25.9 million for the first quarter of fiscal 2006 from $17.0 million for the first quarter of fiscal 2005.

Compensation and benefits and general and administrative expenses increased primarily as a result of an increase in personnel. We hired additional personnel to meet the operating requirements from our growing loan processing and securitization activities.

General and administrative expenses increased as a result of increases in several subcategories of expenses, offset in part by a decrease in consulting fees. Marketing coordination expenses increased from $0.7 million for the first quarter of fiscal 2005 to $2.8 million for the first quarter of fiscal 2006. The increase in marketing coordination expense was primarily due to our additional efforts to increase loan facilitation volumes for our clients. Depreciation and amortization expense increased from $1.2 million for the first quarter of fiscal 2005 to $2.9 million for the first quarter of fiscal 2006. Occupancy costs increased from $2.1 million for the first quarter of fiscal 2005 to $3.6 million for the first quarter of fiscal 2006. The increase in depreciation and occupancy expense is due to the expansion of our loan processing operations and corporate headquarters which resulted in increased office space under lease and additional purchases of fixed assets. Equipment expenses increased from $1.2 million for the first quarter of fiscal 2005 to $2.9 million for the first quarter of fiscal 2006. The increase in equipment expenses was primarily due to an increase in software maintenance costs and leased equipment costs. Temporary employment expenses increased from $0.6 million for the first quarter of fiscal 2005 to $2.2 million for the first quarter of fiscal 2006. External call center costs increased from $2.5 million for the first quarter of fiscal 2005 to $3.8 million for the first quarter of fiscal 2006. The increases in temporary employment services expense and external call center costs were primarily due to increases in the volume of loans facilitated during the fiscal 2006 period. Travel and entertainment expenses increased from $0.8 million for the first quarter of fiscal 2005 to $1.1 million for the first quarter of fiscal 2006. The increase in travel and entertainment expenses was primarily due to an increase in air travel expenses for business development and investor relations efforts. Consulting fees decreased from $4.3 million for the first quarter of fiscal 2005 to $2.4 million for the first quarter of fiscal 2006. This decrease was primarily due to a decrease in consulting costs related to our efforts to redesign our loan origination systems.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
First fiscal quarter	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)

2006	$12,852	$12,945	$25,797	$6,890	$12,980	$19,870	$45,667
2005	8,376	8,951	17,327	6,504	8,008	14,512	31,839

Other Income (Expense)

Interest income (expense), net

Net interest income was $1.2 million for the first quarter of fiscal 2006 as compared to net interest income of $0.4 million for the first quarter of fiscal 2005. Interest expense was $0.2 million for the first quarter of fiscal 2006 and $0.1 million for the first quarter of fiscal 2005. Interest income was $1.5 million for the first quarter of fiscal 2006 and $0.5 million for the first quarter of fiscal 2005. The increase in interest income was due to greater cash available for investment in the current year period as well as an increase in average yields on investments.  Interest expense for both periods is due primarily to our capital lease obligations and our notes issued to TERI in 2001 to finance our purchase of TERI’s loan processing operations.

Income Tax Benefit

Income tax benefit increased to $3.9 million for the first quarter of fiscal 2006 from approximately $3.7 million for the first quarter of fiscal 2005. The increase in income tax benefit was primarily the result of an increase in the amount of loss before income tax benefit between periods.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses, quarterly cash dividends and potential acquisitions.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and other short-term investments will be sufficient to fund our operations through at least fiscal 2006.

Long-term Funding Requirements

We expect to fund the growth of our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business, or we may be required to delay or eliminate our quarterly cash dividends to our stockholders.

From our inception, we have raised approximately $147.8 million from the sale of common stock and promissory notes, including approximately $115.1 million in net proceeds from our initial public offering.

Our actual liquidity and capital funding requirements may depend on numerous factors, including:

•       our facilities expansion needs;

•       the extent to which our services gain increased market acceptance and remain competitive;

•       the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders;

•       the timing, size and composition of the loan pools of the securitization transactions that we structure; and

•       the costs and timing of acquisitions of complementary businesses.

If we are not able to obtain adequate funding when needed, we may have to delay further expansion of our business, our share repurchase activities or cash dividend payments.

Treasury Stock

We had treasury stock of $56.6 million at September 30, 2005 and $55.7 million at June 30, 2005. Our treasury stock balance was derived from the repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 1,500,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 5,000,000 shares of our common stock in the first quarter of fiscal 2006. As of September 30, 2005, we had repurchased 1,500,000 shares in aggregate.

Cash and Cash Equivalents

At September 30, 2005, we had $156.1 million in cash and cash equivalents and at June 30, 2005, we had $193.8 million in cash and cash equivalents. The decrease in cash and cash equivalents is primarily due to cash used to fund operations during the first quarter of fiscal 2006. Cash and cash equivalents include primarily funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Service Receivables

Our service receivables increased to $317.5 million at September 30, 2005 from $309.6 million at June 30, 2005. The increase in service receivables is primarily due to a change in our estimate of the fair value of our residuals receivable of $7.5 million during the first quarter of fiscal 2006.

Property and Equipment, net

During the first quarter of fiscal 2006, our property and equipment, net increased by $0.1 million, as we spent $2.7 million on the expansion and improvement of our loan processing facilities and systems, offset by $2.6 million of depreciation expense recorded during the period.

Prepaid Income Taxes

We had prepaid income taxes of $7.3 million at September 30, 2005 and $2.6 million at June 30, 2005.  The increase in prepaid income taxes during the first quarter of fiscal 2006 was primarily due to estimated tax payments made during the first quarter of fiscal 2006 of approximately $3.2 million and the current tax benefit generated by our loss for the first quarter of fiscal 2006 of approximately $0.9 million. At June 30, 2005, this balance was primarily derived from a tax benefit of $34.3 million from employee stock option exercises, principally in connection with a stock option exercise at the time of our follow-on offering in January 2005.

Other Prepaid Expenses

We had other prepaid expenses of $6.9 million at September 30, 2005 compared to $4.2 million at June 30, 2005. The increase in other prepaid expenses was primarily due to an increase in deferred marketing coordination expenses of approximately $1.1 million and an increase in prepaid software license and maintenance fees of approximately $1.5 million.

Other Assets

We had other assets of $4.3 million at September 30, 2005 and $3.2 million at June 30, 2005.  The increase in other assets is primarily due to an increase of $0.9 million in reimbursable prepaid marketing costs.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $28.3 million at September 30, 2005 and $33.3 million at June 30, 2005. Our accrued bonuses were approximately $9.4 million lower at September 30, 2005 as compared to June 30, 2005, as we paid during the first quarter of fiscal 2006 the performance-based compensation earned during fiscal 2005. Our accounts payable were $0.8 million lower at September 30, 2005 as compared to June 30, 2005, primarily due to the timing of the receipt of invoices. These decreases were partly offset by dividends payable of $7.8 million at September 30, 2005.

Net Deferred Income Tax Liability

We have a net deferred tax liability because, under accounting principles generally accepted in the United States of America, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred tax liability decreased primarily as a result of the recognition of our share of taxable income from the securitization trusts, which more than offset the increase in residual revenue recognized during the first quarter of fiscal 2006.

Capital Lease Obligations

We had capital lease obligations of $10.9 million at September 30, 2005 and $12.1 million at June 30, 2005. The decrease in capital lease obligations was due to scheduled principal payments made during the first fiscal quarter of 2006.

Notes Payable to TERI

We had notes payable to TERI of $5.1 million at September 30, 2005 and $5.3 million at June 30, 2005. The balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001. The decrease in notes payable to TERI is due to the scheduled principal payments made during the first fiscal quarter of 2006.

Other Liabilities

We had other liabilities of $2.1 million at September 30, 2005 and $1.7 million at June 30, 2005. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

As of September 30, 2005, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2005.

Cash Flows

Our net cash used in operating activities increased to $33.4 million for the first quarter of fiscal 2006, compared to $14.6 million for the first quarter of fiscal 2005. Cash used in operations resulted primarily from our net loss, a decrease in accounts payable, accrued expenses and other liabilities, a decrease in deferred income tax expense and increases in residuals and prepaid income taxes, offset by depreciation and amortization.

We used $2.9 million of net cash in investing activities during the first quarter of fiscal 2006. The principal use of net cash was capital expenditures related to the expansion and improvement of our loan processing facilities and systems and, to a lesser extent, payments for loan database updates from TERI.

We used net cash of $1.4 million in financing activities during the first quarter of fiscal 2006.

We expect that our capital expenditure requirements for the final three quarters of fiscal 2006 will be approximately $21.5 million. We expect to use these funds primarily for the expansion of our loan processing operations, purchase of computer and office equipment, and leasehold improvements to our corporate headquarters. We currently have capital expenditure commitments over the next 12 months of approximately $2.4 million.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At September 30, 2005, outstanding principal on these notes totaled $5.1 million as compared to $5.3 million at June 30, 2005.

In August 2003, we entered into a $10 million revolving credit facility with Fleet National Bank. Fleet National Bank was subsequently acquired by Bank of America, and our agreement related to this facility was assigned to Bank of America. The revolving credit facility matured on August 28, 2005, and we did not extend it. The revolving credit line contained certain financial covenants with which we complied throughout the terms of the facility.

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

See “—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these securitization trusts.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Factors That May Affect Future Results

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot provide any assurance that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Risk Factors

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this quarterly report, we have provided structural advisory and other services for 28 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 76% of our total service revenue for fiscal 2005, 78% of our total service revenue for fiscal 2004 and 73% of our total service revenue for fiscal 2003. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

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

Our residuals in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the investors.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” included in this quarterly report. Some of the relevant accounting rules are in the process of being amended. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected, particularly in the early years of a trust when the trust typically experiences losses.

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

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank, N.A., successor by merger to Bank One, N.A., and Bank of America, N.A. We also structure and support private student loan programs for marketing partners that refer their borrowers to a particular lending source, such as Charter One Bank, N.A. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank private label loans represented approximately 30% of our total service revenue for fiscal 2005 and approximately 44% of our total service revenue for fiscal 2004. Structural advisory fees and residuals from securitization of Bank of America private label loans represented approximately 15% of total service revenue for fiscal 2005 and approximately 8% of total service revenue for fiscal 2004. In addition, Bank of America is the exclusive lender for our GATE program clients. Our GATE programs contributed 3% of our total service revenue in fiscal 2005 and 4% of our total service revenue in fiscal 2004. Structural advisory fees and residuals from securitization of private label loans funded by Charter One Bank represented approximately 22% of our total service revenue for fiscal 2005 and approximately 16% of our total service revenue in fiscal 2004.

We have agreements with these commercial banks that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in April 2007. Our agreement with Charter One Bank is scheduled to terminate in May 2007, except with respect to loans marketed by Collegiate Funding Services, L.L.C. and funded by Charter One Bank, in which case our agreement has a term through July 2007. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Of our two agreements with Bank of America that govern the purchase of GATE loans, one may terminate at any time upon 120 days notice and the other may terminate as early as May 2006. Our agreement with Bank of America governing the purchase of direct-to-consumer loans extends through May 2006. Each client above has the right to terminate their agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $25.9 million, or 74% of total service revenue, for the first quarter of fiscal 2006, and $17.4 million or 77% of total service revenue for the first quarter of fiscal 2005. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

•   we may not be able to offer our clients guarantee services from another guarantor and, accordingly, our access to loans and our opportunities to structure securitization transactions may diminish significantly;

•   we may not be successful in establishing an arrangement with a third party to provide the warranties that TERI currently provides to lenders related to origination services. In such case, we may be required to provide such warranties; and

•   if TERI is unable to provide guarantee services, any financial guarantee insurance coverage we obtain in securitization transactions could be more costly, if it is available at all.

In such events, demand for our services, including opportunities to structure and facilitate securitization transactions, could decline, which would adversely affect our business. In addition, the value of the loan pools in the securitization transactions we facilitate could decline and the value of our residuals could be reduced.

Our business could be adversely affected if TERI’s ratings are downgraded.

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of September 30, 2005, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of September 30, 2005, PHEAA serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients’ loans. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The outsourcing services market for education lending is highly competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

We assist national and regional financial institutions and educational institutions, as well as businesses and other enterprises, in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose to provide directly the services that we currently provide, and from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow or if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

In addition, there has been significant consolidation within the banking industry. For example, Charter One Financial, Inc., the publicly traded parent company of Charter One Bank was acquired by Citizens Financial Group, Inc., and Bank One Corporation was acquired by J.P. Morgan Chase & Co. In addition, Sallie Mae acquired our client, Southwest Student Services Corporation, resulting in termination of our relationship with that client. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

The number of our employees increased to 873 regular employees and 13 seasonal employees as of September 30, 2005 from 539 regular employees and 134 seasonal employees as of September 30, 2004. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to September 30, 2005, our assets have grown to $536.8 million. Our revenue increased to $418.0 million for fiscal 2005 from $199.3 million in fiscal 2004 and $91.4 million in fiscal 2003. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

Third parties with which we do business, including federal and state chartered financial institutions as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third party marketers with which we do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties, with which we do business, with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

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

We have only been a public company since October 2003. For the twelve month period ended September 30, 2005, the average daily trading volume of our common stock on the New York Stock Exchange was approximately 774,000 shares. As a result, future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock.

As of October 21, 2005, we had 64,942,044 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares that had previously been subject to lock-up agreements. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 41% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At September 30, 2005, cash and cash equivalents consisted primarily of balances in money market funds. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Market Risks Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2005 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Registered Securities

In our initial public offering, or IPO, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003.  We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million.  From the effective date of the registration statement through September 30, 2005, we have not spent any of the net proceeds from the IPO, which have been invested in cash and cash equivalents.  Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of out affiliates.

In June 2004, we completed a follow-on public offering of 7,406,312 shares of our common stock, including an over-allotment option of 966,041 shares, pursuant to a registration statement on Form S-1 (File No. 333-116142) that was declared effective by the SEC on June 22, 2004.  All of these shares were offered by selling stockholders, and we did not receive any of the proceeds from the offering.  In January 2005, we completed a follow-on public offering of 3,933,605 shares of our common stock, including an over-allotment option of 513,078 shares, pursuant to a registration statement on Form S-3 (File No. 333-120740 that was declared effective on January 12, 2005. All of these shares were offered by selling stockholders, and we did not receive any proceeds from the offering.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2005 to July 31, 2005	—	—	—	31,000
August 1, 2005 to August 31, 2005	31,000	$30.78	31,000	—	(1)
September 1, 2005 to September 30, 2005	—	—	—	5,000,000	(3)
Total	31,000	$30.78	31,000	5,000,000	(3)

(1)          On April 29, 2005, we announced a repurchase program of up to 1,000,000 shares of our common stock. On June 2, 2005, we announced that our board of directors had authorized the repurchase of up to an additional 500,000 shares of our common stock. Following the repurchases completed in August 2005, we had repurchased an aggregate of 1,500,000 shares of our common stock pursuant to these repurchase programs, including 1,469,000 shares repurchased during the fourth quarter of fiscal 2005 and previously reported.

(2)          Average price paid per share excludes commissions that we paid to the brokers that effected these repurchases.

(3)          On September 29, 2005, we announced a repurchase program of up to 5,000,000 shares of our common stock. This repurchase program does not have a fixed expiration date.

Item 5—Other Information

In connection with the receipt of bonuses for fiscal 2005, all executive officers who had not previously signed and delivered our form Invention, Non-Disclosure, Non-Competition and Non-Solicitation Agreement, which we refer to as our non-competition agreement, were required to sign the non-competition agreement.  The non-competition agreement provides for (i) the confidentiality of our proprietary information, (ii) the assignment to us of all inventions and developments created during the course of employment with us and (iii) the prohibition on competition with our business or the solicitation of our employees while employed by us and for a period of one year after termination of employment.  This summary is qualified in its entirety by the form of non-competition agreement attached hereto as exhibit 10.2.

On November 7, 2005, we entered into a letter agreement with John Hupalo, our Executive Vice President, Group Head Capital Markets, amending the letter agreement between Mr. Hupalo and us, dated February 24, 2003, relating to the terms of Mr. Hupalo’s employment with us.  Under the terms of the amended agreement, if Mr. Hupalo’s employment is terminated by us without cause, he will be entitled to (a) a payment equal to his base salary for one year and (b) continuation of benefits for one year.  Mr. Hupalo entered into our form non-competition agreement in consideration for the severance benefits provided for in the amended agreement.

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

THE FIRST MARBLEHEAD CORPORATION

Date: November 8, 2005	By:
/s/ Donald R. Peck
Donald R. Peck
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Fifth supplement, dated October 6, 2005, to Master Loan Guaranty Agreement dated February 2, 2001, as amended and extended, between the Registrant and The Educational Resources Institute, Inc.
10.2	Form of Invention, Non-Disclosure, Non-Competition and Non-Solicitation Agreement
10.3	Letter Agreement between the Registrant and John Hupalo, dated November 7, 2005
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

†	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.