Form 10-Q
period 2005-12-31
FIRST MARBLEHEAD CORP
filed 2006-02-08
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2005
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

As of January 31, 2006, the registrant had 62,822,660 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.   Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2005	June 30, 2005
ASSETS
Cash and cash equivalents	$152,476	$193,796
Service receivables:
Structural advisory fees	69,589	53,371
Residuals	345,464	247,275
Processing fees from The Education Resources Institute (TERI)	8,842	8,944
	423,895	309,590
Property and equipment	57,263	49,269
Less accumulated depreciation and amortization	(16,265)	(10,174)
Property and equipment, net	40,998	39,095
Goodwill	3,176	3,176
Intangible assets, net	2,278	2,620
Prepaid income taxes	—	2,594
Other prepaid expenses	6,970	4,163
Other assets	5,036	3,159
Total assets	$634,829	$558,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$23,109	$33,318
Income taxes payable	33,597	—
Net deferred income tax liability	107,508	84,208
Capital lease obligations	10,918	12,118
Notes payable to TERI	4,920	5,292
Other liabilities	3,550	1,691
Total liabilities	183,602	136,627
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized at December 31, 2005 and June 30, 2005; 66,613,679 and 66,368,824 shares issued at December 31, 2005 and June 30, 2005, respectively; 62,766,879 and 64,899,824 shares outstanding at December 31, 2005 and June 30, 2005, respectively	666	664
Additional paid-in capital	208,290	206,452
Retained earnings	364,158	273,589
Deferred compensation	—	(3,131)
Treasury stock, 3,846,800 and 1,469,000 shares held at December 31, 2005 and June 30, 2005, respectively, at cost	(121,544)	(55,665)
Accumulated other comprehensive loss	(343)	(343)
Total stockholders’ equity	451,227	421,566
Total liabilities and stockholders’ equity	$634,829	$558,193

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Service revenues:
Up-front structural advisory fees	$96,170	$65,050	$96,170	$65,050
Additional structural advisory fees:
From new securitizations	14,778	9,931	14,778	9,931
Trust updates	1,241	191	1,440	810
Total additional structural advisory fees	16,019	10,122	16,218	10,741
Residuals:
From new securitizations	78,216	57,057	78,216	57,057
Trust updates	12,491	6,166	19,973	9,626
Total residual revenue	90,707	63,223	98,189	66,683
Processing fees from TERI	25,268	16,579	51,196	33,936
Administrative and other fees	2,331	863	3,793	1,831
Total service revenues	230,495	155,837	265,566	178,241
Operating expenses:
Compensation and benefits	21,160	15,318	40,902	30,198
General and administrative expenses	22,891	14,355	48,816	31,314
Total operating expenses	44,051	29,673	89,718	61,512
Income from operations	186,444	126,164	175,848	116,729
Other income (expense):
Interest expense	(200)	(115)	(430)	(234)
Interest income	1,835	873	3,294	1,355
Other	2,501	—	2,501	—
Net other income	4,136	758	5,365	1,121
Income before income tax expense	190,580	126,922	181,213	117,850
Income tax expense	79,219	52,392	75,294	48,672
Net income	$111,361	$74,530	$105,919	$69,178
Net income per share, basic	$1.75	$1.15	$1.65	$1.07
Net income per share, diluted	1.74	1.12	1.63	1.04
Weighted average shares outstanding, basic	63,549	64,624	64,232	64,473
Weighted average shares outstanding, diluted	64,177	66,821	64,895	66,803

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

								Accumulated
	Common stock				Additional			other	Total
	Issued		In treasury		Paid-in	Retained	Deferred	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	compensation	loss, net of tax	equity
Balance at June 30, 2005	66,368	$664	(1,469)	$(55,665)	$206,452	$273,589	$(3,131)	$(343)	$421,566
Adoption of FAS 123 (R)	—	—	—	—	(3,131)	—	3,131	—	—
Net income	—	—	—	—	—	105,919	—	—	105,919
Options exercised	234	2	—	—	624	—	—	—	626
Stock issuances through employee stock purchase plan	11	—	—	—	340	—	—	—	340
Repurchase of common stock	—	—	(2,378)	(65,879)	—	—	—	—	(65,879)
Recognition of stock-based compensation	—	—	—	—	1,535	—	—	—	1,535
Cash dividends ($0.24 per share)	—	—	—	—	—	(15,350)	—	—	(15,350)
Tax benefit from employee stock options	—	—	—	—	2,470	—	—	—	2,470
Balance at December 31, 2005	66,613	$666	(3,847)	$(121,544)	$208,290	$364,158	$—	$(343)	$451,227

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$105,919	$69,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,805	2,564
Deferred income tax expense	23,300	27,340
Tax benefit from employee stock options	—	2,705
Stock-based compensation	1,535	135
Change in assets/liabilities:
(Increase) in structural advisory fees	(16,218)	(491)
(Increase) in residuals	(98,189)	(66,683)
Decrease (increase) in processing fees from TERI	102	(426)
Decrease in prepaid income taxes	2,594	20,267
(Increase) in other prepaid expenses	(2,807)	(4,073)
(Increase) in other assets	(1,877)	(1,620)
Increase (decrease) in accounts payable, accrued expenses, income taxes payable, and other liabilities	25,247	(4,446)
Net cash provided by operating activities	46,411	44,450
Cash flows from investing activities:
Purchases of property and equipment	(6,859)	(7,355)
Payments to TERI for loan database updates	(372)	(373)
Net cash used in investing activities	(7,231)	(7,728)
Cash flows from financing activities:
Repayment of capital lease obligations	(2,335)	(278)
Repayment of notes payable	(372)	(7,601)
Tax benefit from employee stock options	2,470	—
Issuances of common stock	966	1,529
Repurchases of common stock	(65,879)	—
Cash dividends on common stock	(15,350)	—
Net cash used in financing activities	(80,500)	(6,350)
Net (decrease) increase in cash and cash equivalents	(41,320)	30,372
Cash and cash equivalents, beginning of period	193,796	168,712
Cash and cash equivalents, end of period	$152,476	$199,084
Supplemental disclosures of cash flow information:
Interest paid	$430	$484
Income taxes paid	$13,333	$—
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$1,135	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share amounts)

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company facilitates two primary loan programs, private label and Guaranteed Access to Education, or GATE. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf and receives fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and mark to market adjustments for service receivables) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2005.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

The Company did not conduct a securitization transaction during the first quarter of either fiscal 2006 or fiscal 2005. The Company closed one securitization transaction in the second quarter of fiscal 2006 and expects to close securitization transactions in the third and fourth quarters of fiscal 2006. During fiscal 2005, the Company closed one securitization transaction in the second quarter, one securitization transaction in the third quarter and three securitization transactions in the fourth quarter.

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of December 31, 2005, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that FMC structures could increase.

On February 2, 2001, FMC and TERI entered into a two-year Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In June 2001, as a result of the closing of the Company’s acquisition of TERI’s loan processing operations, the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. Under the terms of the original Master Loan Guaranty Agreement, FMC also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans.

In October 2004, FMC renewed its Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. Under the terms of the Master Loan Guaranty Agreement, TERI is required to place into a segregated reserve the majority of the guarantee fees it receives for loans that are originated. The segregated reserve amounts are then pledged to each trust that purchases loans at the time of securitization. TERI is entitled to retain as an administrative fee a portion of the guarantee fee, calculated based on the principal balance of loans originated and securitized. In October 2004, FMC entered into a fourth supplement to the Master Loan Guaranty Agreement, under which FMC granted to TERI a right to elect once each fiscal year to increase the amount of its administration fee by 25 basis points, with a corresponding reduction from 25% to 20% in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts and a resulting increase from 75% to 80% in FMC’s residual ownership. TERI made

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

such an election for fiscal 2005. In October 2005, FMC entered into a fifth supplement to the Master Loan Guaranty Agreement. Under the terms of this fifth supplement, for securitizations of TERI-guaranteed loans in fiscal 2006, TERI’s administrative fee will increase, and the amount deposited in the segregated reserve will decrease, by 90 basis points. In addition, TERI’s residual interest in the trusts created at the time of securitization will be reduced by the fair value of this 90 basis point reduction in the amount placed in the segregated reserve, using a residual discount factor of 12%. Therefore, TERI’s administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 will be 240 basis points multiplied by the principal balance of loans originated and securitized.

Under a Master Servicing Agreement with a term through June 2011, First Marblehead Educational Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC also benefits from use of the acquired TERI assets, including historical loan data, to support the design and implementation of future loan programs facilitated by FMC and new loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER.

PHEAA

As of December 31, 2005, there were nine TERI-approved loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of December 31, 2005, the Company utilized five of these servicers. As of December 31, 2005, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitates origination. This arrangement allows the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

During the three and six months ended December 31, 2005, processing fees from TERI represented approximately 11% and 19%, respectively, of total service revenue. Securitization-related fees from a single trust represented approximately 71% of total service revenue for the first six months of fiscal 2006. This trust purchased private label loans from several lenders, including JP Morgan Chase Bank, N.A., Bank of America, N.A. and Charter One Bank N.A., in the securitization that the Company facilitated in the second quarter of fiscal 2006. The Company did not recognize more than 10% of total service revenue from any other customer for the three and six months ended December 31, 2005.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

Significant Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company’s securitization-related service revenue, and with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that it facilitates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates”.

Cash and cash equivalents

Cash and cash equivalents at December 31, 2005 included $132,108 held in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. Included in cash and cash equivalents are compensating balances supporting various financing arrangements of $12,432 and $23,309 at December 31, 2005 and June 30, 2005, respectively.

Income taxes

In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company has a net deferred income tax liability primarily because, under GAAP, it recognizes residuals in financial statement income earlier than they are recognized for income tax purposes.

(2)   Stock Options

At December 31, 2005, the Company had four stock-based compensation plans, which are described more fully in Notes 9 and Note 13 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2005. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). No stock-based compensation cost was recognized in the Statement of Operations for the years ended on or prior to June 30, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective transition method.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

Under this transition method, compensation cost recognized in the first six months of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the first six months of fiscal 2006 was approximately $419 lower, and net income for the first six months of fiscal 2006 was approximately $307 lower, than if it had continued to account for share-based compensation under Opinion 25. The Company’s basic earnings per share for the first six months of fiscal 2006 would have remained $1.65 if it had continued to account for share-based compensation under Opinion 25. The Company’s diluted earnings per share for the first six months of fiscal 2006 would have been $1.64 if it had continued to account for share-based compensation under Opinion 25.

As required, prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2,470 excess tax benefits classified as a financing cash inflow during the first six months of fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

For purposes of pro forma disclosures for periods prior to July 1, 2005, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net income and net income per share for the three and six-month periods ended December 31, 2004, had the Company elected to recognize compensation expense for the granting of options under SFAS No. 123 using the Black-Scholes option pricing model, is as follows:

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net income—as reported	$74,530	$69,178
Add: Total stock-based employee compensation expense included in reported net income, net of tax	80	80
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(182)	(853)
Net income—pro forma	$74,428	$68,405
Net income per share—basic—as reported	$1.15	$1.07
Net income per share—basic—pro forma	$1.15	$1.06
Net income per share—diluted—as reported	$1.12	$1.04
Net income per share—diluted—pro forma	$1.11	$1.02

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

(3)   Service Receivables

Structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trust, net of prepayment, default and recovery estimates on the student loans. The fees are paid to the Company from the various separate securitization trusts that have purchased student loans facilitated by the Company. Private label loans guaranteed by TERI have generally been purchased by several private label loan trusts. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by separate securitization trusts (NCT trusts) established by the National Collegiate Trust. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI’s behalf.

The Company, on a quarterly basis, updates its estimate of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, and any changes to the trust performance metrics that the Company considers in its fair value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate (LIBOR) rates.

The Company conducted a securitization transaction of private label loans in the second quarter of each of fiscal 2006 and fiscal 2005. The following table summarizes the changes in the structural advisory fees receivable for the first six months of fiscal 2006 and fiscal 2005:

	Six months ended December 31,
	2005	2004
Fair value of additional structural advisory fees at beginning of period	$53,371	$24,084	(1)
Additions from structuring new securitizations	14,778	9,931
Fair value adjustments	1,440	810
Total structural advisory fees receivable at end of period	$69,589	$34,825

(1)          Excludes the $10,250 structural advisory fee receivable from the December 2003 securitization transaction that the Company collected in July 2004.

The following table summarizes the changes in the residuals receivable for the first six months of fiscal 2006 and fiscal 2005:

	Six months ended December 31,
	2005	2004
Fair value at beginning of period	$247,275	$108,495
Additions from structuring new securitizations	78,216	57,057
Fair value adjustments	19,973	9,626
Fair value at end of period	$345,464	$175,178

Refinements to the Company’s prepayment rate assumptions and the Company’s use of an enhanced cash-flow model, both of which are described more fully below, resulted in an increase in the fair value of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

structural advisory fees receivable at December 31, 2005 of approximately $0.5 million and an increase in the fair value of residuals receivable at December 31, 2005 of approximately $3.1 million. These adjustments to the carrying value of these assets were incorporated into the Company’s fair value adjustments during the second quarter of fiscal 2006.

A market-based fair value estimate of private student loan residuals and structural advisory fees receivables cannot be readily determined because these types of assets are not actively traded. As a result, the Company estimates the fair value of these assets using discounted cash flow modeling techniques and certain key assumptions, including the rate of student loan prepayments.

During the second quarter of fiscal 2006, the Company completed an analysis of historical prepayments of certain loans included in its proprietary private student loan performance database. The analysis indicated that the average prepayment rate throughout the life of the loan was not materially different from the Company’s previous estimate. At the same time, the analysis enabled the Company to refine its valuation approach to incorporate prepayment assumptions specific to particular points of time in the life of the student loans. The Company has used these refined prepayment assumptions to estimate the fair value of the Company’s residuals and structural advisory fees receivables at December 31, 2005.

In addition, during the second quarter of fiscal 2006, the Company completed the development of a proprietary software program that allows for a detailed loan by loan simulation of projected trust cash flows. The Company believes that the implementation of this software program improves its methodology for estimating the fair value of its structural advisory fees and residuals receivables.

In summary, during the second quarter of fiscal 2006, the Company changed the discount rate to be applied to additional structural advisory fees and refined its prepayment rate assumption. Except for these changes, the Company did not change any loan performance assumptions regarding default rates, recovery rates or discount rates in valuing projected trust cash flows during the first six months of fiscal 2006 or fiscal 2005. For a discussion of the sensitivity of the additional structural fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis”.

(4)   Related Party Transactions

At December 31, 2005, the Company had invested approximately $132,108 of cash and cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

(5)   Notes Payable to TERI

The Company entered into a Note Payable Agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

related to the acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. At December 31, 2005, the outstanding balance of this note payable was $2,429.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. At December 31, 2005, the outstanding balance of this note payable was $2,491.

(6)   Other Borrowings

(a) Revolving Line of Credit

In August 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10,000, which included a sub-limit for letters of credit. Fleet National Bank was acquired by Bank of America, and the Company’s agreement related to this facility was assigned to Bank of America. The revolving credit facility, which matured on August 28, 2005, contained certain financial covenants and restrictions, including a restriction on the Company’s ability to pay cash dividends in the event it was in default. No amounts were outstanding under this revolving line of credit at June 30, 2005.

(b)   Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At December 31, 2005, the outstanding principal balance on amounts borrowed under this line of credit was $9,498.

(7)   Stockholders’ Equity

2002 Director Stock Plan

In September 2002, the Board of Directors approved, and in August 2003, the Company’s stockholders approved, the 2002 Director Stock Plan and reserved 200,000 shares of common stock, $0.01 par value per share (Common Stock), for issuance to the Company’s non-employee directors. As of December 31, 2005, options to purchase 88,000 shares of Common Stock have been issued under this plan.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200,000 shares of Common Stock for issuance under this plan. On August 9, 2005, the Board of Directors authorized, subject to stockholder approval, an amendment increasing the number of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

shares of Common Stock reserved for issuance under the 2003 Stock Incentive Plan from 1,200,000 to 2,700,000. On October 27, 2005, the Company’s stockholders approved this amendment. As of December 31, 2005, there were 327,914 restricted stock units outstanding under this plan. Each restricted stock unit represents the right to receive at no cost one share of Common Stock upon vesting.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400,000 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Common Stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. Under the Stock Purchase Plan, 13,261, 11,420, 10,050 and 40,499 shares of Common Stock were issued in January 2006, July 2005, January 2005 and July 2004, respectively.

Share Repurchase Program

In the fourth quarter of fiscal 2005, the Board of Directors approved the repurchase of up to 1,500,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. In September 2005, the Board of Directors approved the repurchase of up to an additional 5,000,000 shares of Common Stock. As of December 31, 2005, the Company had repurchased in aggregate 3,846,800 shares of Common Stock at an aggregate cost of $121,544.

Cash Dividends

On September 15, 2005, the Board of Directors declared a cash dividend of $0.12 per share on the Common Stock. The dividend was paid on October 5, 2005 to stockholders of record at the close of business on September 26, 2005. On December 7, 2005, the Board of Directors declared a cash dividend of $0.12 per share on the Common Stock. The dividend was paid on December 27, 2005 to stockholders of record at the close of business on December 19, 2005.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

(8)   Net Income per Share

The following table sets forth our computation of basic and diluted net income per share of Common Stock:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net income	$111,361	$74,530	$105,919	$69,178
Shares used in computing net income per common share—basic	63,549,000	64,624,000	64,232,000	64,473,000
Effect of dilutive securities:
Stock options	623,000	2,193,000	660,000	2,330,000
Restricted stock units	5,000	4,000	3,000	—
Dilutive potential common shares	628,000	2,197,000	663,000	2,330,000
Shares used in computing net income per common share—diluted	64,177,000	66,821,000	64,895,000	66,803,000
Net income per common share:
Basic	$1.75	$1.15	$1.65	$1.07
Diluted	$1.74	$1.12	$1.63	$1.04

(9)   Pension Plan

FMER has a non-contributory defined benefit pension plan that covers substantially all FMER employees employed on or before December 31, 2004. During the second quarter of fiscal 2005, the benefits under the plan were frozen. The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s condensed consolidated financial statements for the three- and six-month periods ended December 31, 2005 and 2004:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Components of net periodic pension cost:
Service cost	$—	$157	$—	$315
Interest on projected benefit obligations	44	62	88	124
Loss recognized	5	9	10	18
Expected return on plan assets	(47)	(42)	(94)	(84)
Net periodic pension cost before curtailment	2	186	4	373
Curtailment gain	—	(655)	—	(655)
Net periodic pension cost (gain)	$2	$(469)	$4	$(282)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share amounts)

Employer Contributions

During the first six months of fiscal 2006, the Company made contributions of $50 to FMER’s defined benefit pension plan. The Company does not expect to make any additional contributions during the remaining two quarters of fiscal 2006.

(10)   New Accounting Pronouncements

The FASB has issued exposure drafts that would amend FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a qualified special-purpose entity (QSPE). The FASB has announced that it expects to issue final guidance in the first or second calendar quarter of 2006. The Company is monitoring the status of the exposure drafts to assess their impact, if any, on its financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this filing. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to the application of our critical accounting policies and other important factors including, but not limited to, those set forth under “Risk Factors” below.

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

We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, primary and secondary schools, career training and study abroad programs. During the first six months of fiscal 2006, we processed over 541,000 loan applications and facilitated approximately $1.9 billion in loans at approximately 5,100 schools. During all of fiscal 2005, we processed over 876,000 loan applications and facilitated approximately $2.7 billion in loans at over 5,300 schools. We have provided structural, advisory and other services for 28 securitization transactions since our formation in 1991.

We offer services in connection with two primary loan programs:

•     Private label programs that:

•      are “direct to consumer,” or marketed directly to prospective student borrowers and their families by:

•      lenders;

•      third parties who are not themselves lenders but use referral lenders to make loans under their programs; and

•      businesses, unions, affinity groups and other organizations.

•     are “school channel,” or marketed directly to educational institutions by:

•      lenders; and

•      third parties who are not themselves lenders but use referral lenders to make loans under their programs.

•     Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

During fiscal 2005, we securitized both private label loans and GATE loans. During the first six months of fiscal 2006, we only facilitated the securitization of private label loans. We expect we will securitize GATE loans, including those we have facilitated during the first six months of our current fiscal year, in the fourth fiscal quarter. During fiscal 2005, our private label programs, including processing fees from TERI, contributed $405.1 million or 97% of our total service revenue, while our GATE programs contributed $12.8 million or 3% of our total service revenue.

In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with TERI, the nation’s oldest and largest guarantor of private student loans. We acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI’s staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we have entered into with TERI, we have also agreed to provide a beneficial interest for TERI of a portion of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans, and granted to TERI a right of first refusal to guarantee our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The following table shows the volume of loans facilitated during the first six months of fiscal 2006 and fiscal 2005:

	Six months ended December 31,
	2005	2004
Approximate number of loans facilitated that were also available to us for securitization	168,000	139,000
Approximate number of loans facilitated	200,000	176,000
Aggregate principal amount of loans facilitated that were also available to us for securitization	$1.64 billion	$1.32 billion
Aggregate principal amount of loans facilitated	$1.89 billion	$1.59 billion

The dollar volume of loans that we facilitated that were available to us for securitization increased 25% in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. The total dollar volume of loans that we facilitated in the first six months of fiscal 2006 increased 19% as compared to the first six months of fiscal 2005.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of processing services for TERI-guaranteed loans, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services, but do not have the exclusive right to securitize the loans that they originate.

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

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts purchase private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. As of December 31, 2005, we have utilized seven special purpose entities for the securitization of TERI-guaranteed private label loans. We refer to these trusts as private label loan trusts. In addition, National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans. In the future, we may securitize private label or GATE loans using new trust vehicles.

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

We receive several types of fees in connection with our securitization services:

•                 Structural advisory fees. We charge structural advisory fees that are paid in two portions:

•                  Up-front. We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or soon thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. In securitizations we have facilitated since the beginning of fiscal 2005, these fees have ranged from 1.6% to 8.5% of the principal and capitalized interest of the loans securitized; and

•                  Additional. We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

•                 Residual. We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and entitles us to receive:

•                  in connection with the securitizations of exclusively private label loans, 75% to 88% of the residual cash flows once a parity ratio of 103.0% to 103.5%, depending on the particular trust, is reached and maintained;

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

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts that occurred prior to fiscal 2005, we expect to receive the residuals beginning 12-15 years after the date of each securitization. In the case of securitizations in the NCT trusts that occurred in fiscal 2005, we currently expect to receive residuals beginning five to six years after the date of securitization.

•                 Administrative and other fees. Our administrative and other fees represent primarily the administrative fees we receive from the trusts for their daily management and services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. We receive fees ranging from five to 20 basis points per year of the student loan balance in the trust. Our administrative and other fees also include fees we receive from the securitization trusts for the marketing services we provide to some of our clients. We also record as administrative and other fees the reimbursement we receive for certain call center costs.

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

As required under accounting principles generally accepted in the United States of America, or GAAP, we also recognize additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured.

Under GAAP, we are required to estimate the fair value of the additional structural advisory fees and residuals as if they are investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivables on our balance sheet at fair value using a discounted cash flow model. Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use certain key assumptions to estimate their values. See “—Application of Critical Accounting Policies and Estimates—Service Revenue.” We estimate the fair value both initially and at each subsequent quarter and reflect the change in the value in earnings that period.

We recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services.

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing and size of the securitizations that we structure. In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter and three securitizations in the fourth quarter. Thus far in fiscal 2006, we have facilitated one securitization in the second quarter. We plan to facilitate one securitization in the third quarter of fiscal 2006 and two securitizations in the fourth quarter of fiscal 2006. The following tables set forth our quarterly service revenue and net income (loss) for the first two quarters of fiscal 2006 and for each of the quarters of fiscal 2005:

	2006 Fiscal Quarters
	First	Second
Service revenue	$35,071	$230,495
Net income (loss)	(5,442)	111,361
	2005 Fiscal Quarters
	First	Second	Third	Fourth
Service revenue	$22,404	$155,837	$119,534	$120,201
Net income (loss)	(5,352)	74,530	47,438	43,048

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

We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenue, as described below, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that we facilitate to be a critical accounting policy.

Service Revenue

For a discussion of our revenue recognition policies, see “—Recognition and Valuation of Service Revenue.”

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

•     the discount rate, which we use to calculate the fair value of our additional structural advisory fees and residuals;

•     the annual rate of student loan prepayments;

•     the trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate, or LIBOR, and the spread between LIBOR and auction rates; and

•     expected loan defaults, net of recoveries.

We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We analyze creditworthiness in several tiers, and select loan performance assumptions based on these tiers. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date.

The following table shows the approximate weighted average loan performance assumptions for the remaining life of the securitization trusts at December 31, 2005:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	Prepayments	Structural advisory fees	Residuals
Private label loan trusts	Private label	8.80%	40%	7%	6.36%	12%
NCT trusts	Private label	7.11	46	7	6.36	12
NCT trusts	GATE	21.00	47	4	6.36	12

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

At December 31, 2005, we used a 6.36% discount rate for valuing additional structural advisory fees, as compared to a 6.22% discount rate at December 31, 2004. Based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes for such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

To our knowledge, there have been no public market transactions involving the sale of residuals generated by a pool of securitized student loans. In determining an appropriate discount rate for valuing our residuals, we review the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At December 31, 2005, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 7.9 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 8.3 basis points.

We increased our estimate of the fair value of structural advisory fees receivable at December 31, 2005 by approximately $0.5 million and increased our estimate of the fair value of residuals receivable at December 31, 2005 by approximately $3.1 million as a result of refinements to our prepayment rate assumptions and our use of an enhanced cash-flow model, both of which are described more fully below. We incorporated these adjustments to the carrying value of these assets into our trust updates during the second quarter of fiscal 2006.

During the second quarter of fiscal 2006, we completed an analysis of historical prepayments of certain loans included in our proprietary private student loan performance database. The analysis indicated that the average prepayment rate throughout the life of the loan was not materially different from our previous estimate. At the same time, the analysis enabled us to refine our valuation approach to incorporate prepayment assumptions specific to particular points of time in the life of the student loans. We have used these refined prepayment assumptions to estimate the fair value of our residuals and structural advisory fees receivables at December 31, 2005.

In addition, during the second quarter of fiscal 2006, we completed the development of a proprietary software program that allows for a detailed loan by loan simulation of projected trust cash flows. We believe that the implementation of this software program improves our methodology for estimating the fair value of our structural advisory fees and residuals receivable.

In summary, during the second quarter of fiscal 2006, we changed the discount rate to be applied to additional structural advisory fees to account for the change in the market rate of 10-year U.S. Treasury Notes and refined our prepayment rate assumption based on the analysis discussed above. Except for these changes, we did not change any loan performance assumptions regarding default rates, recovery rates or discount rates in valuing projected trust cash flows during the first six months of fiscal 2006 or fiscal 2005.

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

The following tables show the estimated change in our structural advisory fees and residuals receivables balance at December 31, 2005 based on changes in these loan performance assumptions:

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$63,573	$63,346	$63,119	$62,894	$62,666
GATE loan trusts(1)	6,681	6,575	6,470	6,365	6,258
Total	$70,254	$69,921	$69,589	$69,259	$68,924
Change in receivables balance:	0.96%	0.48%		(0.47)%	(0.96)%
Default recovery rate:
Private label loan trusts	$63,119	$63,119	$63,119	$63,119	$63,119
GATE loan trusts(1)	6,302	6,386	6,470	6,561	6,653
Total	$69,421	$69,505	$69,589	$69,680	$69,772
Change in receivables balance:	(0.24)%	(0.12)%		0.13%	0.26%
Annual prepayment rate:
Private label loan trusts	$66,209	$64,627	$63,119	$61,680	$60,300
GATE loan trusts(1)	6,740	6,604	6,470	6,339	6,214
Total	$72,949	$71,231	$69,589	$68,019	$66,514
Change in receivables balance:	4.83%	2.36%		(2.26)%	(4.42)%
Discount rate:
Private label loan trusts	$68,040	$65,519	$63,119	$60,834	$58,657
GATE loan trusts(1)	6,971	6,714	6,470	6,236	6,007
Total	$75,011	$72,233	$69,589	$67,070	$64,664
Change in receivables balance:	7.79%	3.80%		(3.62)%	(7.08)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$58,726	$60,894	$63,119	$65,284	$67,537
GATE loan trusts(1)	6,051	6,214	6,470	6,563	6,833
Total	$64,777	$67,108	$69,589	$71,847	$74,370
Change in receivables balance:	(6.91)%	(3.57)%		3.24%	6.87%

(1)          GATE loan trusts include approximately $458 million of GATE loans and $36 million of TERI-guaranteed loans.

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Residuals	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$340,571	$337,940	$335,308	$332,686	$331,297
GATE loan trusts(1)	9,357	9,767	10,156	10,542	10,368
Total	$349,928	$347,707	$345,464	$343,228	$341,665
Change in receivables balance:	1.29%	0.65%		(0.65)%	(1.10)%
Default recovery rate:
Private label loan trusts	$335,308	$335,308	$335,308	$335,308	$335,308
GATE loan trusts(1)	8,625	9,373	10,156	10,947	11,060
Total	$343,933	$344,681	$345,464	$346,255	$346,368
Change in receivables balance:	(0.44)%	(0.23)%		0.23%	0.26%
Annual prepayment rate:
Private label loan trusts	$365,091	$349,888	$335,308	$321,319	$307,853
GATE loan trusts(1)	10,590	10,371	10,156	9,942	9,737
Total	$375,681	$360,259	$345,464	$331,261	$317,590
Change in receivables balance:	8.75%	4.28%		(4.11)%	(8.07)%
Discount rate:
Private label loan trusts	$403,474	$367,511	$335,308	$306,409	$280,422
GATE loan trusts(1)	13,648	11,767	10,156	8,698	7,586
Total	$417,122	$379,278	$345,464	$315,107	$288,008
Change in receivables balance:	20.74%	9.79%		(8.79)%	(16.63)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$316,131	$326,008	$335,308	$342,841	$349,974
GATE loan trusts(1)	9,241	9,627	10,156	10,635	10,939
Total	$325,372	$335,635	$345,464	$353,476	$360,913
Change in receivables balance:	(5.82)%	(2.85)%		2.32%	4.47%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Private label loan trusts	$339,193	$337,251	$335,308	$333,365	$331,422
GATE loan trusts(1)	10,156	10,156	10,156	10,156	10,156
Total	$349,349	$347,407	$345,464	$343,521	$341,578
Change in receivables balance:	1.12%	0.56%		(0.56)%	(1.12)%

(1)          GATE loan trusts include approximately $458 million of GATE loans and $36 million of TERI-guaranteed loans.

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effects above.

Consolidation

Our consolidated financial statements include the accounts of First Marblehead and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related interpretations. We considered, among other things, the following factors in assessing consolidation of the securitization trusts:

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

Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied Financial Accounting Standards Board, or FASB, Interpretation FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN No. 46, in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At December 31, 2005, the securitization trusts created after January 31, 2003 have either met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or we have determined that we are not the primary beneficiary of the securitization trusts, as defined by FIN No. 46R. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued exposure drafts that would amend FASB Statement No. 140. The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue final guidance in the first or second calendar quarter of 2006. We are monitoring the status of the exposure drafts to assess their impact, if any, on our financial statements.

Results of Operations

Three and six months ended December 31, 2005 and 2004

Revenue Related to Securitization Transactions

The following table sets forth for the first six months of fiscal 2006 and 2005:

•  the total volume of private label loans securitized;

•  the securitization-related service revenue components, other than administrative and other fees, by dollar amount and as a percentage of the total volume of loans securitized; and

•  updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

First six months of fiscal year:	Total volume of loans securitized(1)	Up front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2006
Private label loans	$1,265,387	$95,652	7.5%	$14,778	1.2%	$110,430	$78,216	6.2%
Trust updates(2)	—	—		1,440		1,440	19,973
Other(3)	—	518		—		518	—
Total	$1,265,387	$96,170		$16,218		$112,388	$98,189
2005
Private label loans	$806,799	$65,050	8.1%	$9,931	1.2%	$74,981	$57,057	7.1%
Trust updates(2)	—	—		810		810	9,626
Total	$806,779	$65,050		$10,741		$75,791	$66,683

(1)          Represents total principal and accrued interest.

(2)          Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the fair value estimates of additional structural advisory fees and residuals, as well as changes in the assumptions, if any, underlying our estimates of the fair value of these service revenue components.

(3)          Represents the receipt of funds from various trusts’ cost of issuance accounts once it is determined that the trust no longer needs such cost of issuance funds.

The principal balance of loans facilitated and available to us for later securitization totaled $773.0 million at December 31, 2005.

Our private label loan products are marketed through two marketing channels: direct to consumer, which generally refers to programs that lenders, businesses, unions, affinity groups or other organizations market directly to prospective borrowers, and school channel, which refers to programs that lenders or third parties market directly to educational institutions. Our estimates of the allocation by marketing channel of our securitization revenues for the first six months of fiscal 2006 and 2005, expressed as a percentage of the student loan balances securitized in each channel, are as follows:

			Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized(1)	Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total
Fiscal 2006
October 2005	Direct to consumer	$921	8.8%	1.2%	7.5%
	School channel	344	4.1	1.2	2.6
	Total	$1,265
	Blended yield (2)		7.5%	1.2%	6.2%	14.9%
Total for first six months of fiscal 2006		$1,265
	Blended yield (2)		7.5%	1.2%	6.2%	14.9%
Fiscal 2005
October 2004	Direct to consumer	$744	8.4%	1.2%	7.5%
	School channel	63	4.3	1.0	2.2
	Total	$807
	Blended yield (2)		8.1%	1.2%	7.1%	16.4%
Total for first six months of fiscal 2005		$807
	Blended yield (2)		8.1%	1.2%	7.1%	16.4%

(1)          Dollars in millions

(2)          Blended yield represents securitization revenues as a percentage of the total principal and accrued interest of loans securitized from all marketing channels.

These yields by marketing channel represent an allocation of revenues and costs based on various estimates and assumptions regarding the relative profitability of these loans, and should be read with caution. Furthermore, these yields are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization, the average life of loans, which can be impacted by the time of year that the loans are securitized and the relative mix of loans from students with various expected terms to graduation, the structure of, and prevailing market conditions at the time of a securitization, the marketing fees which our clients earn on loans we securitize for them, along with a number of other factors. Therefore, readers are cautioned that the blended yields and yields by marketing channel above may not be indicative of yields that we may be able to achieve in future securitizations.

Structural advisory fees

Structural advisory fees increased to $112.4 million for the first six months of fiscal 2006 from $75.8 million for the first six months of fiscal 2005. Structural advisory fees increased to $112.2 million in the second quarter of fiscal 2006 from $75.2 million for the second quarter of fiscal 2005. The increases in structural advisory fees in the 2006 periods compared to the 2005 periods were primarily a result of an increase in securitization volume.

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $96.2 million for the first six months of fiscal 2006 and the second quarter of 2006 from $65.1 million for the first six months fiscal 2005 and the second quarter of 2005. The increase in up-front structural advisory fees between periods was primarily a result of an increase in loan facilitation volume, which enabled us to securitize a greater amount of loans. A decrease in up-front structural advisory fees as a percentage of the loan volume securitized, or up-front structural advisory fee yield, partially offset the impact of the increase in loan facilitation volume. The up-front structural advisory fee yield decreased because school channel loans comprised a larger proportion of the loans securitized in the 2006 period than in the 2005 period. School channel loans generally have a lower upfront structural advisory fee yield than direct-to-consumer loans.

The following table reflects the increases in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee yield and loan mix:

	Up-front structural advisory fees
Fiscal year	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee yield and loan mix	Total increase
	(in thousands)
Six months ended December 31, 2005 vs. six months ended December 31, 2004	$1,265,387	$36,977	$(5,857)	$31,120

Additional structural advisory fees

The additional component of structural advisory fees increased to $16.2 million for the first six months of fiscal 2006 from $10.7 million for the first six months of fiscal 2005. Additional structural advisory fees increased to $16.0 million for the second quarter of fiscal 2006 from $10.1 million for the second quarter of fiscal 2005.  The increases in additional structural advisory fees between periods were primarily a result of increases in securitization volume.

The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the three and six months ended December 31, 2005 and 2004:

	Three months ended December 31,
	2005	2004
	(in thousands)
Fair value at beginning of period	$53,570	$24,703
Additions from structuring new securitizations	14,778	9,931
Fair value adjustments
Passage of time (present value accretion)	1,009	479
Other factors	232	(288)
Total fair value adjustments	1,241	191
Fair value at end of period	$69,589	$34,825

	Six months ended December 31,
	2005	2004
	(in thousands)
Fair value at beginning of period	$53,371	$24,084	(1)
Additions from structuring new securitizations	14,778	9,931
Fair value adjustments
Passage of time (present value accretion)	1,804	875
Other factors	(364)	(65)
Total fair value adjustments	1,440	810
Fair value at end of period	$69,589	$34,825

(1)          Excludes the $10.25 million structural advisory fee receivable from the December 2003 securitization transaction that we collected in July 2004.

During the first six months of fiscal 2006, our estimate of the fair value of our additional structural advisory fees increased approximately $1.4 million. This increase was primarily due to the accretion of the discounting inherent in these fair value estimates and the impact of an increase in the implied forward LIBOR curve during the period, offset by an increase in the discount rate. During the first six months of fiscal 2005, our estimate of the fair value of our additional structural advisory fees increased approximately $0.8 million. This increase was due to the accretion of the discounting inherent in these fair value estimates and a decrease in the discount rate. During the three months ended December 31, 2005, our estimate of the fair value of our additional structural advisory fees increased approximately $1.2 million. The increase was primarily due to the discounting inherent in these fair value estimates. During the three months ended December 31, 2004, our estimate of the fair value of our additional structural advisory fees increased approximately $0.2 million. The increase was primarily due to the discounting inherent in these fair value estimates.

On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which have an estimated average life of approximately six to eight years. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any changes in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rate experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Executive Summary—Application of Critical Accounting Policies—Service Revenue.”

We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The discount rate was 6.36% at December 31, 2005, 6.33% at September 30, 2005, 5.96% at June 30, 2005, 6.22% at December 31, 2004, 6.12% at September 30, 2004, and 6.58% at June 30, 2004. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

We made no changes in our assumptions regarding default rates and recovery rates for the private label loan trusts or NCT trusts during either the first six months of fiscal 2006 or fiscal 2005. For a discussion of a refinement made to our prepayment rate assumption in the second quarter of fiscal 2006 see “—Executive Summary—Application of Critical Accounting Policies—Service Revenue”.

Residuals

Residuals increased to $98.2 million for the first six months of fiscal 2006 from $66.7 million for the first six months of fiscal 2005, and increased to $90.7 million for the three months ended December 31, 2005, compared to $63.2 million for the three months ended December 31, 2004. The increases in residuals in the 2006 periods compared to the 2005 periods were primarily a result of an increase in securitization volume. In estimating the fair value of our residuals, we used a discount rate of 12% throughout the first six months of fiscal 2006 and all of fiscal 2005.

The following table reflects the increases in residuals attributable to the increase in securitization volume and the change attributable to updates to prior trusts:

		Residuals
	Total volume of loans securitized	Change attributable to increased securitization volume and change in loan mix	Change attributable to trust updates(1)	Total increase
	(in thousands)
Six months ended December 31, 2005 vs. six months ended December 31, 2004	$1,265,387	$21,159	$10,347	$31,506

(1)          The change attributable to trust updates in fiscal 2006 and 2005 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these fair value estimates of residuals, rather than changes in our assumptions.

The following tables summarize the changes in our estimate of the fair value of the residuals receivable for the three and six months ended December 31, 2005 and 2004:

	Three months ended December 31,
	2005	2004
	(in thousands)
Fair value at beginning of period	$254,757	$111,955
Additions from structuring new securitizations	78,216	57,057
Fair value adjustments
Passage of time (present value accretion)	9,243	4,500
Other factors	3,248	1,666
Total fair value adjustments	12,491	6,166
Fair value at end of period	$345,464	$175,178

	Six months ended December 31,
	2005	2004
	(in thousands)
Fair value at beginning of period	$247,275	$108,495
Additions from structuring new securitizations	78,216	57,057
Fair value adjustments
Passage of time (present value accretion)	16,661	7,755
Other factors	3,312	1,871
Total fair value adjustments	19,973	9,626
Fair value at end of period	$345,464	$175,178

During the first six months of fiscal 2006, our estimate of the fair value of our residuals receivable increased approximately $20.0 million, and, during the first six months of fiscal 2005, our estimate of the fair value of our residuals receivable increased approximately $9.6 million. During the second quarter of fiscal 2006, our estimate of the fair value of our residuals receivable increased approximately $12.5 million, and, during the second quarter of fiscal 2005, our estimate of the fair value of our residuals receivable increased approximately $6.2 million. These increases in the 2006 periods compared to the 2005 periods were primarily due to the passage of time. The amount of these fair value adjustments also increased between periods as the underlying receivables balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual revenues that we discount to fair value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate that we use in estimating the fair value of these receivables. We used a 12% discount factor during the first six months of fiscal 2006 and throughout fiscal 2005. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue.”

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

Processing fees from TERI

Processing fees from TERI increased to $51.2 million for the first six months of fiscal 2006 from $33.9 million for the first six months of fiscal 2005 and increased to $25.3 million for the second quarter of fiscal 2006 from $16.6 million for the second quarter of fiscal 2005. The increase reflects the additional reimbursed expenses required to process the volume of private label loans that we facilitated during the fiscal 2006 period, which increased to $1.83 billion for the first six months of fiscal 2006 from $1.54 billion for the first six months of fiscal 2005 and to $618 million for the second quarter of fiscal 2006 from $530 million for the second quarter of fiscal 2005. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes. The increase was also due to the expansion of our loan processing facilities which was partially reimbursed by TERI.

Administrative and other fees

Administrative and other fees increased to $3.8 million for the first six months of fiscal 2006 from $1.8 million for the first six months of fiscal 2005 and increased to $2.3 million for the second quarter of fiscal 2006 from $0.9 million for the second quarter of fiscal 2005. The increases in the current year periods were primarily due to fees we earned from the marketing services we provide to some of our clients. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during the fiscal 2006 period compared to the fiscal 2005 period.

Operating Expenses

Total operating expenses increased to $89.7 million for the first six months of fiscal 2006 from $61.5 million for the first six months of fiscal 2005 and increased to $44.1 million in the second quarter of fiscal

2006 from $29.7 million in the second quarter of fiscal 2005. Compensation and benefits increased to $40.9 million for the first six months of fiscal 2006 from $30.2 million for the first six months of fiscal 2005, and increased to $21.2 million in the second quarter of fiscal 2006 from $15.3 million in the second quarter of fiscal 2005. General and administrative expenses increased to $48.8 million for the first six months of fiscal 2006 from $31.3 million for the first six months of fiscal 2005, and increased to $22.9 million in the second quarter of fiscal 2006 from $14.4 million in the second quarter of fiscal 2005.

Compensation and benefits and general and administrative expenses increased in the fiscal 2006 periods compared to the fiscal 2005 periods primarily as a result of an increase in personnel. Our average total number of employees was 26% higher during the first six months of fiscal 2006 than during the corresponding prior year period and 27% higher during the second quarter of fiscal 2006 than during the second quarter of fiscal 2005. We hired additional personnel to meet the operating and information systems requirements from our growing loan processing and securitization activities.

General and administrative expenses increased during the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 as a result of increases in several categories of expenses, offset in part by a decrease in consulting fees. Marketing coordination expenses increased from $0.9 million for the first six months of fiscal 2005 to $5.9 million for the first six months of fiscal 2006. The increase in marketing coordination expense was primarily due to our additional efforts to increase loan facilitation volumes for our clients. Depreciation and amortization expense increased from $2.6 million for the first six months of fiscal 2005 to $6.9 million for the first six months of fiscal 2006. Occupancy costs increased from $4.3 million for the first six months of fiscal 2005 to $7.0 million for the first six months of fiscal 2006. The increase in depreciation and occupancy expense is primarily due to the expansion of our loan processing operations and corporate headquarters which resulted in increased office space under lease and additional purchases of fixed assets. Equipment expenses increased from $2.2 million for the first six months of fiscal 2005 to $5.5 million for the first six months of fiscal 2006. The increase in equipment expenses was primarily due to an increase in software maintenance and license costs and an increase in leased equipment costs. Temporary employment expenses increased from $1.2 million for the first six months of fiscal 2005 to $2.9 million for the first six months of fiscal 2006. External call center costs increased from $4.0 million for the first six months of fiscal 2005 to $5.9 million for the first six months of fiscal 2006. The increases in temporary employment services expense and external call center costs were primarily due to increases in personnel necessary to process the volume of loans facilitated during the fiscal 2006 period. Consulting fees decreased from $7.1 million for the first six months of fiscal 2005 to $5.9 million for the first six months of fiscal 2006. This decrease was primarily due to a decrease in external consultants involved in the evaluation and improvement of our loan facilitation systems.

General and administrative expenses increased during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 as a result of increases in several categories of expenses. Marketing coordination expenses increased from $0.2 million for the second quarter of fiscal 2005 to $3.1 million for the second quarter of fiscal 2006. The increase in marketing coordination expense was primarily due to our additional efforts to increase loan facilitation volumes for our clients. Depreciation and amortization expense increased from $1.3 million for the second quarter of fiscal 2005 to $4.0 million for the second quarter of fiscal 2006. Occupancy costs increased from $2.2 million for the second quarter of fiscal 2005 to $3.4 million for the second quarter of fiscal 2006. The increase in depreciation and occupancy expense was due to the expansion of our loan processing operations and corporate headquarters which resulted in increased office space under lease and additional purchases of fixed assets. Equipment expenses increased $1.1 million for the second quarter of fiscal 2005 to $2.6 million for the second quarter of fiscal 2006. The increase in equipment expenses was primarily due to an increase in software maintenance and license costs and an increase in leased equipment costs.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI, for the three and six months ended December 31, 2005 and 2004:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
Three months ended December 31,
2005	$13,079	$12,055	$25,134	$8,081	$10,836	$18,917	$44,051
2004	8,581	7,969	16,550	6,737	6,386	13,123	29,673
Six months ended December 31,
2005	$25,930	$25,001	$50,931	$14,972	$23,815	$38,787	$89,718
2004	17,140	16,737	33,877	13,058	14,577	27,635	61,512

Other Income (Expense)

Interest income (expense), net

Net interest income was $2.9 million for the first six months of fiscal 2006 as compared to net interest income of $1.1 million for the first six months of fiscal 2005. Net interest income was $1.6 million for the second quarter of fiscal 2006 as compared to $0.8 million for the second quarter of fiscal 2005. Interest expense was $0.4 million for the first six months of fiscal 2006 and $0.2 million for the first six months of fiscal 2005. Interest expense was $0.2 million for the second quarter of fiscal 2006 and $0.1 million for the second quarter of fiscal 2005. Interest income was $3.3 million for the first six months of fiscal 2006 and $1.4 million for the first six months of fiscal 2005. Interest income was $1.8 million for the second quarter of fiscal 2006 and $0.9 million for the second quarter of fiscal 2005. The increases in interest income were due to greater cash available for investment in the current year periods as well as increases in average yields on investments. Interest expense for both periods is due primarily to our capital lease obligations and our notes issued to TERI in 2001 to finance our purchase of TERI’s loan processing operations and loan database.

Other

During the second quarter of fiscal 2006, we realized a gain of $2.5 million upon the early termination of an operating lease for a corporate aircraft. The terms of the lease allowed us the ability to benefit from the appreciation in value of the leased aircraft upon its termination.

Income Tax Expense

Income tax expense increased to $75.3 million for the first six months of fiscal 2006 from approximately $48.7 million for the first six months of fiscal 2005. Income tax expense increased to $79.2 million for the second quarter of fiscal 2006 from $52.4 million for the second quarter of fiscal 2005. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering in November 2003, which resulted in net proceeds to us of approximately $115.1 million. We believe, based on our current operating plan, that our cash flows from operations and our current cash and cash equivalents will be sufficient to meet our funding requirements through at least fiscal 2007.

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

Our actual liquidity and capital funding requirements may depend on a number of factors, including:

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

Treasury Stock

We had treasury stock of $121.5 million at December 31, 2005 and $55.7 million at June 30, 2005. Our treasury stock balance was derived from the repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 1,500,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 5,000,000 shares of our common stock in the first quarter of fiscal 2006. As of December 31, 2005, we had repurchased an aggregate of 3,846,800 shares at an average price of $31.57 per share.

Cash and Cash Equivalents

At December 31, 2005, we had $152.5 million in cash and cash equivalents and at June 30, 2005, we had $193.8 million in cash and cash equivalents. The decrease in cash and cash equivalents is primarily due to cash used to fund repurchases of our common stock and the payment of cash dividends during the first six months of fiscal 2006, offset by cash generated from our October 2005 securitization transaction. Cash and cash equivalents primarily include funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Service Receivables

Our service receivables increased to $423.9 million at December 31, 2005 from $309.6 million at June 30, 2005, primarily as a result of the structural advisory fees and residuals generated from the October 2005 securitization transaction. The increase in service receivables is also due to an increase in our estimate of the fair value of our residuals receivable of $20.0 million during the first six months of fiscal 2006.

Property and Equipment, net

During the first six months of fiscal 2006, our property and equipment, net increased by $1.9 million, as we spent $6.9 million on the expansion and improvement of our loan processing facilities and systems, offset by $6.1 million of depreciation expense recorded during the period. During the first six months of fiscal 2006, we financed the acquisition of $1.1 million in property and equipment through capital leases.

Prepaid Income Taxes

We had no prepaid income taxes at December 31, 2005 as compared to $2.6 million at June 30, 2005. At June 30, 2005, this balance was primarily derived from a tax benefit of $34.3 million from employee stock option exercises, principally in connection with a stock option exercise at the time of our follow-on offering in January 2005.

Other Prepaid Expenses

We had other prepaid expenses of $7.0 million at December 31, 2005 compared to $4.2 million at June 30, 2005. The increase in other prepaid expenses was primarily due to an increase in deferred marketing coordination expenses of approximately $1.2 million and an increase in prepaid insurance of approximately $1.6 million.

Other Assets

We had other assets of $5.0 million at December 31, 2005 and $3.2 million at June 30, 2005. The increase in other assets is primarily due to $1.2 million in up-front structural advisory fees due from the October 2005 private label loan trust. We agreed to delay the receipt of $1.2 million in up-front structural advisory fees at the closing of the October 2005 securitization transaction until the final reconciliation of the transaction was complete. We received this remaining portion of the up-front structural advisory fee during the third quarter of fiscal 2006.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $23.1 million at December 31, 2005 and $33.3 million at June 30, 2005. Our accrued bonuses were approximately $6.8 million lower at December 31, 2005 as compared to June 30, 2005, as we paid the performance-based compensation earned during fiscal 2005 during the first quarter of fiscal 2006. Our accounts payable were $1.6 million lower at December 31, 2005 as compared to June 30, 2005, primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

We had income taxes payable of $33.6 million at December 31, 2005. We had no income taxes payable at June 30, 2005. The increase in income taxes payable is primarily due to the current tax expense generated by our income for the first six months of fiscal 2006.

Net Deferred Income Tax Liability

We have a net deferred income tax liability primarily because, under GAAP, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during the first six months of fiscal 2006, which more than offset the recognition of our share of taxable income from the securitization trusts.

Capital Lease Obligations

We had capital lease obligations of $10.9 million at December 31, 2005 and $12.1 million at June 30, 2005. The decrease in capital lease obligations was due to scheduled principal payments made during the first fiscal six months of 2006.

Notes Payable to TERI

We had notes payable to TERI of $4.9 million at December 31, 2005 and $5.3 million at June 30, 2005. The balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001. The decrease in notes payable to TERI is due to the scheduled principal payments made during the first six months of 2006.

Other Liabilities

We had other liabilities of $3.6 million at December 31, 2005 and $1.7 million at June 30, 2005. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

During the first six months of fiscal 2006, we terminated an operating lease for a corporate aircraft. As a result of this termination, we are no longer required to pay the basic annual rent due under the lease of approximately $1.4 million per year through 2009. Except for this change, our contractual obligations as of December 31, 2005 had not changed materially from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2005.

Cash Flows

Our net cash provided by operating activities increased to $46.4 million for the first six months of fiscal 2006, compared to $44.5 million for the first six months of fiscal 2005. The increase of cash provided by operations resulted primarily from our net income, an increase in accounts payable, accrued expenses, income taxes payable and other liabilities and a decrease in prepaid income taxes, offset by increases in residuals receivables, structural advisory fees receivables and other prepaid expenses.

We used $7.2 million of net cash in investing activities during the first six months of fiscal 2006. The principal use of net cash was capital expenditures related to the expansion and improvement of our loan processing facilities and systems and, to a lesser extent, payments for loan database updates from TERI.

We used net cash of $80.5 million in financing activities during the first six months of 2006. Cash used in financing activities was primarily for our repurchases of common stock and cash dividends paid to common stockholders. We expect to make quarterly cash dividend payments to our stockholders in future periods.

We expect that our capital expenditure requirements for the final six months of fiscal 2006 will be approximately $13.2 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on

June 20, 2011. At December 31, 2005, outstanding principal on these notes totaled $4.9 million as compared to $5.3 million at June 30, 2005.

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

Factors That May Affect Future Results

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot provide any assurance that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under Item 1A of Part II. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At December 31, 2005, cash and cash equivalents consisted primarily of balances in money market funds. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Market Risks Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at December 31, 2005 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.—Risk Factors

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this quarterly report, we have provided structural advisory and other services for 28 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 71% of our total service revenue for the first six months of fiscal 2006, 75% of our total service revenue for the first six months of fiscal 2005 and 78% of our total service revenue for the first six months of fiscal 2004. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2005, we recognized 5%, 37%, 29% and 29% of our total service revenue in the respective fiscal quarters of fiscal 2005. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter, and three securitizations in the fourth quarter, but none in the first quarter. Thus far in fiscal 2006, we have facilitated one securitization in the second quarter. The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2005, we processed 39% of our total loan facilitation volume in the first quarter ended September 30, 2004, and 21%, 24% and 17% of our total loan facilitation volume in the respective successive quarters.

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

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of the residual interests that the trust creates. As required under GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends, the spread between LIBOR and the auction rates on our senior auction rate notes, the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis.”

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

We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected, particularly in the early years of a trust when the trust typically experiences losses.

If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank, N.A. and Bank of America, N.A. We also structure and support private student loan programs for marketing partners that refer their borrowers to a particular lending source, such as Charter One Bank, N.A. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank private label loans represented approximately 30% of our total service revenue for fiscal 2005 and approximately 44% of our total service revenue for fiscal 2004. Structural advisory fees and residuals from securitization of Bank of America private label loans represented approximately 15% of total service revenue for fiscal 2005 and approximately 8% of total service revenue for fiscal 2004. In addition, Bank of America is currently the lender for our GATE program clients. Our GATE programs contributed 3% of our total service revenue in fiscal 2005 and 4% of our total service revenue in fiscal 2004. Structural advisory fees and residuals from securitization of private label loans funded by Charter One Bank represented approximately 22% of our total service revenue for fiscal 2005 and approximately 16% of our total service revenue in fiscal 2004.

We have agreements with these commercial banks that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements with Charter One Bank are generally scheduled to terminate in May 2007, except with respect to loans marketed by Collegiate Funding Services, L.L.C. and funded by Charter One Bank, in which case our agreement has a term through July 2007. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Our two agreements with Bank of America that govern the purchase of GATE loans extend through November 30, 2006. In the absence of termination, both agreements will automatically renew for successive one-year terms, but can be terminated by either party with 90 days notice after June 1, 2006. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires in May 2006. On November 2, 2005, we received notice that Bank of America opted out of automatic renewal of this agreement. We cannot assure you that we will successfully negotiate a continuation of the agreement. Unless we agree with Bank of America on terms for such a continuation, the agreement will expire on May 1, 2006. Each client above has the right to terminate their agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

We assist national and regional financial institutions and educational institutions, as well as businesses and other enterprises, in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In December 2005, our client J.P. Morgan Chase announced that it had signed a definitive agreement to purchase Collegiate Funding Service, Inc., a marketer of education loans we facilitate. This acquisition could result in the emergence of a new competitor with the ability to offer outsourced services, including securitization services, for private student loans. In addition, we may face competition  from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow or if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

In addition, there has been significant consolidation within the banking industry. For example, Charter One Financial, Inc., the publicly traded parent company of Charter One Bank was acquired by Citizens Financial Group, Inc., and Bank One Corporation was acquired by J.P. Morgan Chase & Co. In addition, Sallie Mae acquired our client, Southwest Student Services Corporation, resulting in termination of our relationship with that client. The merger between JPMorgan Chase Bank and Collegiate Funding Service, Inc. could result in the loss of these clients, or a reduction in our business with them. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

If we are liable for losses investors incur in any of the securitizations that we facilitate or structure and any insurance that we may have does not cover this liability or proves to be insufficient, our profitability or financial position could be materially adversely affected.

If our relationship with TERI terminates, our business could be adversely affected.

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $51.2 million, or 19% of total service revenue, for the first six months of fiscal 2006, and $33.9 million or 19% of total service revenue for the first six month of fiscal 2005. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of December 31, 2005, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of December 31, 2005, PHEAA serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients’ loans. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in the annual or aggregate limitations under federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge the gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits would not change, the Deficit Reduction Act of 2005 would increase amounts that first and second year college students may borrow and would make Parent Loans for Undergraduate Students, or PLUS loans, available to graduate and professional students. If signed by the President, the loan limit increases would take effect July 1, 2007 while most other provisions would take affect July 1, 2006. These recent changes approved by Congress, as well as future changes Congress may approve, could weaken the demand for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

We own a proprietary database of historical information on private student loan performance that we use to help us establish the pricing provisions of new loan programs, determine the terms of securitization transactions and establish the fair value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our student loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the student loan market originate or service loans, they compile over time information for their own student loan performance database. If a third party creates or acquires a student loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

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

The number of our employees increased to 919 regular employees as of December 31, 2005 from 655 regular employees and 107 seasonal employees as of December 31, 2004. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to December 31, 2005, our assets have grown to $634.8 million. Our revenue increased to $265.6 million for the first six months of fiscal 2006 from $178.2 million for the first six months of fiscal 2005, and $87.0 million for the first six months of fiscal 2004. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

•     announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital commitments;

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of January 31, 2006, we had 62,822,660 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 40% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Registered Securities

In our initial public offering, or IPO, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through December 31, 2005, we have not spent any of the net proceeds from the IPO, which have been invested in cash and cash equivalents. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of out affiliates.

In June 2004, we completed a follow-on public offering of 7,406,312 shares of our common stock, including an over-allotment option of 966,041 shares, pursuant to a registration statement on Form S-1 (File No. 333-116142) that was declared effective by the SEC on June 22, 2004. All of these shares were offered by selling stockholders, and we did not receive any of the proceeds from the offering. In January 2005, we completed a follow-on public offering of 3,933,605 shares of our common stock, including an over-allotment option of 513,078 shares, pursuant to a registration statement on Form S-3 (File No. 333-120740) that was declared effective on January 12, 2005. All of these shares were offered by selling stockholders, and we did not receive any proceeds from the offering.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2005 to October 31, 2005	51,000	$29.20	51,000	4,949,000	(1)
November 1, 2005 to November 30, 2005	2,065,200	27.49	2,065,200	2,883,800	(1)
December 1, 2005 to December 31, 2005	230,600	28.59	230,600	2,653,200	(1)
Total	2,346,800	$27.64	2,346,800	2,653,200	(1)

(1)          On September 29, 2005, we announced a repurchase program of up to 5,000,000 shares of our common stock. This repurchase program does not have a fixed expiration date. Prior to October 1, 2005, we repurchased an aggregate of 1,500,000 shares of our common stock pursuant to repurchase programs announced on April 29, 2005 and June 2, 2005.

(2)          Average price paid per share excludes commissions that we paid to the brokers that effected these repurchases.

Item 4—Submission of Matters to a Vote of Security Holders

On October 27, 2005 the following proposals were voted on at our 2005 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

To elect the following eight persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified (subject to such director’s earlier death, resignation or removal):

Peter B. Tarr	53,216,600	7,299,313	N/A	N/A
Stephen E. Anbinder	53,233,911	7,282,002	N/A	N/A
Leslie L. Alexander	53,008,470	7,507,443	N/A	N/A
William R. Berkley	52,630,496	7,885,417	N/A	N/A
Dort A. Cameron III	52,699,014	7,816,899	N/A	N/A
George G. Daly	53,415,682	7,100,231	N/A	N/A
Peter S. Drotch	53,457,696	7,058,217	N/A	N/A
William D. Hansen	53,534,957	6,980,956	N/A	N/A
To approve an amendment to the 2003 Stock Incentive Plan increasing from 1,200,000 to 2,700,000 the number of shares of common stock reserved for issuance under the plan	39,264,380	11,936,632	13,326	9,301,575

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

THE FIRST MARBLEHEAD CORPORATION
Date: February 8, 2006	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	†

Eleventh Amendment to Gate Student Umbrella Agreement and Second Amendment to Gate Universal Umbrella Agreement, dated November 29, 2005, by and among the Registrant, Bank of America, National Association, and The National Collegiate Trust

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

†                    Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.