Form 10-Q
period 2006-03-31
FIRST MARBLEHEAD CORP
filed 2006-05-10
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒

Accelerated Filer ☐

Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2006, the registrant had 62,899,260 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.   Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	March 31, 2006	June 30, 2005
ASSETS
Cash and cash equivalents	$142,568	$193,796
Service receivables:
Structural advisory fees	78,316	53,371
Residuals	398,519	247,275
Processing fees from The Education Resources Institute (TERI)	8,943	8,944
	485,778	309,590
Property and equipment	57,897	49,269
Less accumulated depreciation and amortization	(19,566)	(10,174)
Property and equipment, net	38,331	39,095
Goodwill	3,176	3,176
Intangible assets, net	2,092	2,620
Prepaid income taxes	—	2,594
Other prepaid expenses	6,247	4,163
Other assets	3,983	3,159
Total assets	$682,175	$558,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$28,579	$33,318
Income taxes payable	1,823	—
Net deferred income tax liability	127,700	84,208
Capital lease obligations	9,729	12,118
Notes payable to TERI	4,730	5,292
Other liabilities	3,547	1,691
Total liabilities	176,108	136,627
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at March 31, 2006 and June 30, 2005; 66,746 and 66,368 shares issued at March 31, 2006 and June 30, 2005, respectively; 62,899 and 64,900 shares outstanding at March 31, 2006 and June 30, 2005, respectively	667	664
Additional paid-in capital	211,456	206,452
Retained earnings	415,832	273,589
Deferred compensation	—	(3,131)
Treasury stock, 3,847 and 1,469 shares held at March 31, 2006 and June 30, 2005, respectively, at cost	(121,545)	(55,665)
Accumulated other comprehensive loss	(343)	(343)
Total stockholders’ equity	506,067	421,566
Total liabilities and stockholders’ equity	$682,175	$558,193

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Service revenues:
Up-front structural advisory fees	$58,457	$55,000	$154,627	$120,050
Additional structural advisory fees:
From new securitizations	8,764	7,970	23,542	17,901
Trust updates	(37)	(28)	1,403	782
Total additional structural advisory fees	8,727	7,942	24,945	18,683
Residuals:
From new securitizations	47,432	31,345	125,648	88,402
Trust updates	5,623	3,808	25,596	13,434
Total residual revenue	53,055	35,153	151,244	101,836
Processing fees from TERI	26,583	20,610	77,779	54,547
Administrative and other fees	2,352	829	6,145	2,660
Total service revenues	149,174	119,534	414,740	297,776
Operating expenses:
Compensation and benefits	25,107	17,322	66,009	47,523
General and administrative expenses	24,140	20,391	72,956	51,702
Total operating expenses	49,247	37,713	138,965	99,225
Income from operations	99,927	81,821	275,775	198,551
Other income (expense):
Interest expense	(203)	(131)	(633)	(366)
Interest income	1,572	1,177	4,866	2,532
Other	25	—	2,526	—
Net other income	1,394	1,046	6,759	2,166
Income before income tax expense	101,321	82,867	282,534	200,717
Income tax expense	42,099	35,429	117,393	84,100
Net income	$59,222	$47,438	$165,141	$116,617

Net income per share, basic	$0.94	$0.72	$2.59	$1.80
Net income per share, diluted	0.93	0.71	2.56	1.74
Dividends declared per share	0.12	—	0.36	—
Weighted average shares outstanding, basic	62,856	65,684	63,780	64,871
Weighted average shares outstanding, diluted	63,364	67,216	64,392	66,937

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

								Accumulated
	Common stock				Additional			other	Total
	Issued		In treasury		Paid-in	Retained	Deferred	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	compensation	loss, net of tax	equity
Balance at June 30, 2005	66,368	$664	(1,469)	$(55,665)	$206,452	$273,589	$(3,131)	$(343)	$421,566
Adoption of FAS 123 (R)	—	—	—	—	(3,131)	—	3,131	—	—
Net income	—	—	—	—	—	165,141	—	—	165,141
Options exercised	353	3	—	—	917	—	—	—	920
Stock issuances through employee stock purchase plan	25	—	—	—	710	—	—	—	710
Repurchase of common stock	—	—	(2,378)	(65,880)	—	—	—	—	(65,880)
Recognition of stock-based compensation	—	—	—	—	2,229	—	—	—	2,229
Cash dividends ($0.36 per share)	—	—	—	—	—	(22,898)	—	—	(22,898)
Tax benefit from employee stock options	—	—	—	—	4,279	—	—	—	4,279
Balance at March 31, 2006	66,746	$667	(3,847)	$(121,545)	$211,456	$415,832	$—	$(343)	$506,067

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$165,141	$116,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,478	5,524
Deferred income tax expense	43,492	30,278
Tax benefit from employee stock options	—	30,448
Stock-based compensation	2,229	332
Change in assets/liabilities:
(Increase) in structural advisory fees	(24,945)	(8,433)
(Increase) in residuals	(151,244)	(101,837)
Decrease (increase) in processing fees from TERI	1	(2,306)
Decrease in prepaid income taxes	2,594	3,152
(Increase) in other prepaid expenses	(2,084)	(518)
(Increase) in other assets	(824)	(1,220)
(Decrease) increase in accounts payable, accrued expenses, income taxes payable, and other liabilities	(1,060)	3,627
Net cash provided by operating activities	43,778	75,664
Cash flows from investing activities:
Purchases of property and equipment	(7,493)	(21,548)
Payments to TERI for loan database updates	(558)	(561)
Net cash used in investing activities	(8,051)	(22,109)
Cash flows from financing activities:
Repayment of capital lease obligations	(3,524)	(593)
Repayment of notes payable	(562)	(7,780)
Tax benefit from employee stock options	4,279	—
Issuances of common stock	1,630	4,573
Repurchases of common stock	(65,880)	—
Cash dividends on common stock	(22,898)	—
Net cash used in financing activities	(86,955)	(3,800)
Net (decrease) increase in cash and cash equivalents	(51,228)	49,755
Cash and cash equivalents, beginning of period	193,796	168,712
Cash and cash equivalents, end of period	$142,568	$218,467
Supplemental disclosures of cash flow information:
Interest paid	$633	$616
Income taxes paid	$65,206	$20,221
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$1,135	$6,116

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company facilitates two primary loan programs, private label and Guaranteed Access to Education, or GATE. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf, fees for marketing coordination services it provides to certain clients and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates. From time to time the Company also receives fees for its services in securitizing private student loan portfolios for third parties.

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

The Company did not conduct a securitization transaction during the first quarter of either fiscal 2006 or fiscal 2005. The Company closed one securitization transaction in each of the second and third quarters of fiscal 2006 and expects to close two securitization transactions in the fourth quarter of fiscal 2006. During fiscal 2005, the Company closed one securitization transaction in the second quarter, one securitization transaction in the third quarter and three securitization transactions in the fourth quarter.

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of March 31, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that FMC structures could increase.

In February 2001, FMC and TERI entered into a two-year Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In June 2001, as a result of the closing of the Company’s acquisition of TERI’s loan processing operations, the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. Under the terms of the original Master Loan Guaranty Agreement, FMC also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans.

In October 2004, FMC renewed its Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. Under the terms of the Master Loan Guaranty Agreement, TERI is required to place into a segregated reserve the majority of the guarantee fees it receives for loans that are originated and securitized by the Company. The segregated reserve amounts are then pledged to each trust that purchases loans at the time of securitization. TERI is entitled to retain as an administrative fee a portion of the guarantee fees, calculated based on the principal balance of loans originated and securitized. In October 2004, FMC entered into a fourth supplement to the Master Loan Guaranty Agreement, under which FMC granted to TERI a right to elect once each fiscal year to increase the amount of its administration fee by 25 basis points, with a corresponding reduction from 25% to 20% in TERI’s ownership of the residual value of the TERI-guaranteed loans purchased during that year by the securitization trusts and a resulting increase from 75% to 80% in FMC’s residual ownership. TERI made such an election for fiscal 2005. In October 2005, FMC entered into a fifth supplement to the Master Loan Guaranty Agreement. Under the terms of this fifth supplement, for securitizations of TERI-guaranteed loans in fiscal 2006, TERI’s administrative fee will increase, and the amount deposited in the segregated reserve will decrease, by 90 basis points. In addition, TERI’s residual interest in the trusts created at the time of securitization will be correspondingly reduced to account for the 90 basis point reduction in the amount placed in the segregated reserve. Therefore, TERI’s administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 will be 240 basis points multiplied by the principal balance of loans originated and securitized. For the securitizations completed during the first nine months of fiscal 2006, TERI’s ownership of the residual value of the TERI-guaranteed loans securitized has been approximately 12%.

Under a Master Servicing Agreement with a term through June 2011, First Marblehead Educational Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER.

PHEAA

As of March 31, 2006, there were eight TERI-approved loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of March 31, 2006, the Company utilized five of these servicers. As of March 31, 2006, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). This arrangement allows the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with one or more other TERI-approved loan servicers, which could be time-consuming and costly.

Significant Customers

During the three and nine months ended March 31, 2006, processing fees from TERI represented approximately 18% and 19%, respectively, of total service revenue. Securitization-related fees from trusts created in October 2005 and March 2006 represented approximately 45% and 28%, respectively, of total service revenue for the first nine months of fiscal 2006. These trusts purchased private label loans from several lenders, including JP Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, N.A. and Charter One Bank N.A., in securitizations that the Company facilitated in the second and third quarters of fiscal 2006. The Company did not recognize more than 10% of total service revenue from any other customer for the three or nine months ended March 31, 2006.

Significant Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company’s securitization-related service revenue and receivables, and with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that it facilitates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates”.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2006 included primarily $98,064 held in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury and $24,955 invested in Variable Rate Demand Notes. Included in cash and cash equivalents are compensating balances supporting various financing arrangements of $12,510 and $23,309 at March 31, 2006 and June 30, 2005, respectively.

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

(2)   Stock Options

At March 31, 2006, the Company had four stock-based compensation plans, which are described more fully in Note 9 and Note 13 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2005. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). The Company did not recognize any compensation cost related to option grants in its consolidated statements of operations for the years ended on or prior to June 30, 2005, as options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first nine months of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the first nine months of fiscal 2006 was approximately $503 lower, and net income for the first nine months of fiscal 2006 was approximately $383 lower, than if it had continued to account for share-based compensation under Opinion 25. The Company’s basic earnings per share for the first nine months of fiscal 2006 would have been $2.60 if it had continued to account for share-based compensation under Opinion 25. The Company’s diluted earnings per share for the first nine months of fiscal 2006 would have been $2.57 if it had continued to account for share-based compensation under Opinion 25.

As required, prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. Statement 123(R) requires the Company to present as financing cash flows all tax benefits from tax deductions in excess of the compensation cost recognized for stock options (excess tax benefits). The $4,279 excess tax benefits classified as a financing cash inflow during the first nine months of fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

For purposes of pro forma disclosures for periods prior to July 1, 2005, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net income and net income per share for the three and nine-month periods ended March 31, 2005, had the Company elected to recognize compensation expense for the granting of options under Statement 123 using the Black-Scholes option pricing model, is as follows:

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net income—as reported	$47,438	$116,617
Add: Total stock-based employee compensation expense included in reported net income, net of tax	112	193
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(239)	(1,084)
Net income—pro forma	$47,311	$115,726
Net income per share—basic—as reported	$0.72	$1.80
Net income per share—basic—pro forma	$0.72	$1.78
Net income per share—diluted—as reported	$0.71	$1.74
Net income per share—diluted—pro forma	$0.70	$1.73

(3)   Service Receivables

Structural advisory fees and residuals receivable represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the lives of the securitization trusts that have purchased student loans facilitated by the Company, net of prepayment, default and recovery estimates for the student loans. The fees are paid to the Company from these various separate securitization trusts. Private label loans guaranteed by TERI have generally been purchased by several private label loan trusts. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by separate securitization trusts (NCT trusts) established by the National Collegiate Trust. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI’s behalf.

The Company, on a quarterly basis, updates its estimate of the fair value of its structural advisory fees and residuals receivable to reflect the passage of time, any change in discount rates used to estimate their fair value, and any changes to the trust performance metrics that the Company considers in its fair value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate (LIBOR) rates.

The Company conducted a securitization transaction of private label loans in each of the second and third quarters of fiscal 2006 and fiscal 2005. The following table summarizes the changes in the structural advisory fees receivable for the first nine months of fiscal 2006 and fiscal 2005:

	Nine months ended March 31,
	2006	2005
Fair value of additional structural advisory fees at beginning of period	$53,371	$24,084	(1)
Additions from structuring new securitizations	23,542	17,901
Fair value adjustments	1,403	782
Total structural advisory fees receivable at end of period	$78,316	$42,767

(1)    Excludes a $10,250 structural advisory fee receivable that the Company collected in July 2004 from a securitization transaction completed in December 2003.

The following table summarizes the changes in the residuals receivable for the first nine months of fiscal 2006 and fiscal 2005:

	Nine months ended March 31,
	2006	2005
Fair value of residuals receivable at beginning of period	$247,275	$108,495
Additions from structuring new securitizations	125,648	88,402
Fair value adjustments	25,596	13,434
Total residuals receivable at end of period	$398,519	$210,331

For a discussion of the sensitivity of the additional structural fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis”.

(4)    Related Party Transactions

At March 31, 2006, the Company had invested approximately $98,064 of cash and cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $24,955 of cash equivalents was invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

(5)    Notes Payable to TERI

The Company entered into a Note Payable Agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900 related to the acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. At March 31, 2006, the outstanding balance of this note payable was $2,335.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. At March 31, 2006, the outstanding balance of this note payable was $2,395.

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

(b)   Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At March 31, 2006, the outstanding principal balance on amounts borrowed under this line of credit was $8,693.

(7)    Stockholders’ Equity

2002 Director Stock Plan

In September 2002, the board of directors of the Company (Board of Directors) approved, and in August 2003, the Company’s stockholders approved, the 2002 Director Stock Plan and reserved 200 shares of common stock, $0.01 par value per share (Common Stock), for issuance to the Company’s non-employee directors. As of March 31, 2006, options to purchase 88 shares of Common Stock have been issued under this plan.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200 shares of Common Stock for issuance under this plan. On August 9, 2005, the Board of Directors authorized, subject to stockholder approval, an amendment increasing the number of shares of Common Stock reserved for issuance under the 2003 Stock Incentive Plan from 1,200 to 2,700. On October 27, 2005, the Company’s stockholders approved this amendment. As of March 31, 2006, there were 386 restricted stock units outstanding under this plan. Each restricted stock unit represents the right to receive at no cost one share of Common Stock upon vesting.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Common Stock are not eligible to participate in the Stock Purchase Plan. Participation is voluntary. Under the Stock Purchase Plan, 13, 12, 10, and 40, shares of Common Stock were issued in January 2006, July 2005, January 2005 and July 2004, respectively.

Share Repurchase Program

In the fourth quarter of fiscal 2005, the Board of Directors approved the repurchase of up to 1,500 shares of Common Stock from time to time on the open market or in privately negotiated transactions. In September 2005, the Board of Directors approved the repurchase of up to an additional 5,000 shares of Common Stock. As of March 31, 2006, the Company had repurchased in aggregate 3,847 shares of Common Stock at an aggregate cost of $121,545.

(8)    Net Income per Share

The following table sets forth the computation of basic and diluted net income per share of Common Stock:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net income	$59,222	$47,438	$165,141	$116,617
Shares used in computing net income per common share—basic	62,856	65,684	63,780	64,871
Effect of dilutive securities:
Stock options	447	1,519	593	2,063
Restricted stock units	61	13	19	3
Dilutive potential common shares	508	1,532	612	2,066
Shares used in computing net income per common share—diluted	63,364	67,216	64,392	66,937
Net income per common share:
Basic	$0.94	$0.72	$2.59	$1.80
Diluted	$0.93	$0.71	$2.56	$1.74

(9)    Pension Plan

FMER has a non-contributory defined benefit pension plan that covers substantially all FMER employees employed on or before December 31, 2004. During the second quarter of fiscal 2005, the benefits under the plan were frozen. The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s unaudited condensed consolidated financial statements for the three- and nine-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Components of net periodic pension cost:
Service cost	$—	$—	$—	$315
Interest on projected benefit obligations	44	40	132	163
Loss recognized	5	—	15	18
Expected return on plan assets	(47)	(50)	(141)	(134)
Net periodic pension cost before curtailment	2	(10)	6	362
Curtailment gain	—	—	—	(655)
Net periodic pension cost (gain)	$2	$(10)	$6	$(293)

Employer Contributions

During the first nine months of fiscal 2006, the Company made contributions of $50 to FMER’s defined benefit pension plan. The Company does not expect to make any additional contributions during the final quarter of fiscal 2006.

(10)   New Accounting Pronouncements

The FASB has issued exposure drafts that would amend FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a qualified special-purpose entity. The FASB has announced that it expects to issue final guidance in the first calendar quarter of 2007. The Company is monitoring the status of the exposure drafts to assess their impact, if any, on its financial statements.

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

Executive Summary

Overview

We provide outsourcing services for private education lending in the United States. We provide services in connection with each of the five typical phases of the student loan lifecycle, offering our clients a single point of interface for:

•  program design and marketing;

•  borrower inquiry and application;

•  loan origination and disbursement;

•  loan securitization; and

•  loan servicing.

We receive fees for the services we provide in connection with our clients’ private student loans, including processing, and structuring and administering securitizations, of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans.

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

We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, the primary and secondary school market, career training and study abroad programs. During the first nine months of fiscal 2006, we processed over 702,000 loan applications and facilitated approximately $2.7 billion in loans at approximately 5,400 schools. During all of fiscal 2005, we processed over 876,000 loan applications and facilitated approximately $2.7 billion in loans at over 5,300 schools. We have provided structural, advisory and other services for 29 securitization transactions since our formation in 1991.

We offer services in connection with two primary loan programs:

•  Private label programs that are:

•   “direct to consumer,” or marketed directly to prospective student borrowers and their families by:

•  lenders;

•  third parties who are not themselves lenders but use referral lenders to make loans under their programs; and

•  businesses, unions, affinity groups and other organizations.

•   “school channel,” or marketed directly to educational institutions by:

•  lenders; and

•  third parties who are not themselves lenders but use referral lenders to make loans under their programs.

•  Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

During fiscal 2005, we securitized both private label loans and GATE loans. During the first nine months of fiscal 2006, we only facilitated the securitization of private label loans. We expect that we will securitize GATE loans, including those we have facilitated during the first nine months of our current fiscal year, as well as private label loans, in the fourth fiscal quarter. During fiscal 2005, our private label programs, including processing fees from TERI, contributed $405.1 million or 97% of our total service revenue, while our GATE programs contributed $12.8 million or 3% of our total service revenue.

In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with TERI, the nation’s oldest and largest guarantor of private student loans. We acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI’s staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we have entered into with TERI, we have also agreed to provide a beneficial interest for TERI of a portion of the residual value of TERI-guaranteed loans owned by the securitization trusts that purchase the loans, and granted to TERI a right of first refusal to provide a third-party guarantee of our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The following table shows the volume of loans facilitated during the first nine months of fiscal 2006 and fiscal 2005:

	Nine months ended March 31,
	2006	2005
Approximate number of loans facilitated that were also available to us for securitization	246,000	196,000
Approximate number of loans facilitated	301,000	255,000
Aggregate principal amount of loans facilitated that were also available to us for securitization	$2.35 billion	$1.80 billion
Aggregate principal amount of loans facilitated	$2.74 billion	$2.22 billion

The dollar volume of loans that we facilitated that were available to us for securitization increased 30% in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. The total dollar volume of loans that we facilitated in the first nine months of fiscal 2006 increased 23% as compared to the first nine months of fiscal 2005.

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

•  prepayment rates on private student loans, including prepayments through loan consolidation; and

•  the availability of student loans through federal programs.

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts obtain through the securitization process private student loans from the originating lenders, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders. We utilize special purpose entities for the securitization of TERI-guaranteed private label loans. We refer to these trusts as private label loan trusts. In addition, National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans. In the future, we may securitize private label or GATE loans using NCT trusts, private label loan trusts or new trust vehicles.

Under the terms of some of our contracts with key lender clients, we have an obligation to securitize periodically the private student loans that these clients originate. If we do not honor our obligations to these lenders, we may be required to pay liquidated damages, generally not exceeding an amount equal to 1% of the face amount of the loans available for securitization.

We receive several types of fees in connection with our securitization services:

•       Structural advisory fees. We charge structural advisory fees that are paid in two portions:

•       Up-front. We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. In securitizations we have facilitated since the beginning of fiscal 2005, these fees have ranged from 1.6% to 8.5% of the principal and capitalized interest of the loans securitized; and

•       Additional. We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts that occurred prior to fiscal 2005, we expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization. In the case of the securitization in the NCT trusts that occurred in fiscal 2005, we currently expect to receive residuals beginning five to six years after the date of securitization.

•       Administrative and other fees. Our administrative and other fees represent primarily the administrative fees we receive from the trusts for their daily management and services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. We receive fees ranging from 5 to 20 basis points per year of the student loan balance in the trust. Our administrative and other fees also include fees we receive from the securitization trusts for the marketing coordination services we provide to some of our clients.

Processing Fees from TERI

We provide outsourcing services to TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognize as revenue the monthly reimbursement that TERI provides us for the expenses we incur in providing these services.

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

Under GAAP, we are required to estimate the fair value of the additional structural advisory fees and residuals as if they are investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivables on our balance sheet at estimated fair value using a discounted cash flow model. Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use certain key assumptions to estimate their values. See “—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” We estimate the fair value both initially and at each subsequent quarter and reflect the change in the value in earnings for that period.

We generally recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services. We recognize marketing fees, which are a component of administrative and other fees, at the time the securitization trust purchases the loans derived from the related marketing coordination services.

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing and size of the securitizations that we structure. In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter and three securitizations in the fourth quarter. Thus far in fiscal 2006, we have facilitated one securitization in each of the second and third quarters. We plan to facilitate two securitizations in the fourth quarter of fiscal 2006. The following tables set forth our quarterly service revenue and net income (loss) for the first three quarters of fiscal 2006 and for each of the quarters of fiscal 2005:

	2006 fiscal quarters
	First	Second	Third
	(in thousands)
Total service revenues	$35,071	$230,495	$149,174
Net income (loss)	(5,442)	111,361	59,222

	2005 fiscal quarters
	First	Second	Third	Fourth
	(in thousands)
Total service revenues	$22,404	$155,837	$119,534	$120,201
Net income (loss)	(5,352)	74,530	47,438	43,048

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

We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenue and receivables, as described below, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that we facilitate to be a critical accounting policy.

Service Revenue and Receivables

For a discussion of our revenue recognition policies, see “—Recognition and Valuation of Service Revenue.”

Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

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

The following table shows the approximate weighted average loan performance assumptions for the remaining life of the securitization trusts at March 31, 2006:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	Prepayments	Structural advisory fees	Residuals
Private label loan trusts	Private label	8.77%	40%	7%	6.85%	12%
NCT trusts	Private label	7.11	46	7	6.85	12
NCT trusts	GATE	21.00	47	4	6.85	12

In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select what we believe to be appropriate loan performance assumptions based on these tiers. We recently began facilitating loans under a new program for borrowers who have Fair, Isaac and Company, or FICO, scores within our current program parameters, but have information on their credit reports which indicate a higher risk of delinquency and default. We anlyzed the default and recovery history of loans originated with similar characteristics and credit criteria to this new program and developed what we believe are appropriate loan performance assumptions based on this history. We worked, in consultation with TERI and our bank clients, to structure and price loan products for this category of borrowers. Loans under this new program are guaranteed by TERI and borrowers are charged higher interest rates and fees to cover our projected default assumptions. We expect the inclusion of these loans in future securitizations will result in higher overall default rate assumptions for the trusts used to securitize these loans.

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

At March 31, 2006, we used a 6.85% discount rate for valuing additional structural advisory fees, as compared to a 6.51% discount rate at March 31, 2005. Based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10 year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes for such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

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

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At March 31, 2006, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.6 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 7.4 basis points.

Except for the change to the discount rate applied to additional structural advisory fees to account for the change in the market rate of 10-year U.S. Treasury Notes, we did not materially change any loan performance assumptions regarding default rates, recovery rates or discount rates in valuing projected trust cash flows during the first nine months of fiscal 2006 or fiscal 2005. During the second quarter of fiscal 2006, we increased our estimate of the fair value of structural advisory fees by approximately $0.5 million and increased our estimate of the fair value of residuals receivables by approximately $3.1 million as a result of refinements to our prepayment rate assumptions and use of an enhanced cash flow model.

Sensitivity analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates indices, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because essentially all credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. For purposes of this sensitivity analysis, we have assumed no amounts in excess of the pledge fund established at the time of each securitization of private label loans are available to reimburse the trust for defaults. Also, in the case of securitizations of GATE loans in which we have invested a portion of our up-front structural advisory fees, increases in estimates of defaults would reduce the value of our residual interests because amounts that we would otherwise receive as residual interests would be applied to the defaults. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trust.

The following tables show the estimated change in our structural advisory fees and residuals receivable balances at March 31, 2006 based on changes in these loan performance assumptions:

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$72,409	$72,136	$71,862	$71,588	$71,315
GATE loan trusts(1)	6,665	6,559	6,454	6,350	6,243
Total	$79,074	$78,695	$78,316	$77,938	$77,558
Change in receivables balance:	0.97%	0.48%		(0.48)%	(0.97)%
Default recovery rate:
Private label loan trusts	$71,862	$71,862	$71,862	$71,862	71,862
GATE loan trusts(1)	6,287	6,371	6,454	6,545	6,637
Total	$78,149	$78,233	$78,316	$78,407	$78,499
Change in receivables balance:	(0.21)%	(0.11)%		0.12%	0.23%
Annual prepayment rate:
Private label loan trusts	$75,335	$73,426	$71,862	$70,245	$68,702
GATE loan trusts(1)	6,724	6,588	6,454	6,324	6,199
Total	$82,059	$80,014	$78,316	$76,569	$74,901
Change in receivables balance:	4.78%	2.17%		(2.23)%	(4.36)%
Discount rate:
Private label loan trusts	$77,811	$74,759	$71,862	$69,111	$66,496
GATE loan trusts(1)	6,955	6,698	6,454	6,221	5,993
Total	$84,766	$81,457	$78,316	$75,332	$72,489
Change in receivables balance:	8.24%	4.01%		(3.81)%	(7.44)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$66,785	$69,338	$71,862	$74,367	$76,937
GATE loan trusts(1)	6,037	6,199	6,454	6,547	6,817
Total	$72,822	$75,537	$78,316	$80,914	$83,754
Change in receivables balance:	(7.02)%	(3.55)%		3.32%	6.94%

(1)    GATE loan trusts include approximately $447 million of GATE loans and $35 million of TERI-guaranteed loans.

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Residuals	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Private label loan trusts	$394,443	$391,240	$388,055	$384,904	$381,684
GATE loan trusts(1)	11,288	10,865	10,464	10,066	9,669
Total	$405,731	$402,105	$398,519	$394,970	$391,353
Change in receivables balance:	1.81%	0.90%		(0.89)%	(1.80)%
Default recovery rate:
Private label loan trusts	$388,056	$388,056	$388,055	$388,056	$388,056
GATE loan trusts(1)	8,886	9,657	10,464	11,279	12,094
Total	$396,942	$397,713	$398,519	$399,335	$400,150
Change in receivables balance:	(0.40)%	(0.20)%		0.20%	0.41%
Annual prepayment rate:
Private label loan trusts	$423,705	$404,140	$388,055	$371,362	$355,375
GATE loan trusts(1)	10,911	10,685	10,464	10,243	10,032
Total	$434,616	$414,825	$398,519	$381,605	$365,407
Change in receivables balance:	9.06%	4.09%		(4.24)%	(8.31)%
Discount rate:
Private label loan trusts	$466,673	$425,199	$388,055	$354,720	$324,740
GATE loan trusts(1)	14,062	12,124	10,464	8,961	7,816
Total	$480,735	$437,323	$398,519	$363,681	$332,556
Change in receivables balance:	20.63%	9.74%		(8.74)%	(16.55)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Private label loan trusts	$361,430	$375,354	$388,055	$399,521	$410,427
GATE loan trusts(1)	9,521	9,919	10,464	10,957	11,271
Total	$370,951	$385,273	$398,519	$410,478	$421,698
Change in receivables balance:	(6.92)%	(3.32)%		3.00%	5.82%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Private label loan trusts	$391,926	$389,992	$388,055	$386,120	$384,189
GATE loan trusts(1)	10,464	10,464	10,464	10,464	10,464
Total	$402,390	$400,456	$398,519	$396,584	$394,653
Change in receivables balance:	0.97%	0.49%		(0.49)%	(0.97)%

(1)    GATE loan trusts include approximately $447 million of GATE loans and $35 million of TERI-guaranteed loans.

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effects above.

Consolidation

Our consolidated financial statements include the accounts of The First Marblehead Corporation and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related interpretations. We considered, among other things, the following factors in assessing consolidation of the securitization trusts:

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At March 31, 2006, the securitization trusts created after January 31, 2003 have met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which the Company holds a variable interest that could result in the Company being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued exposure drafts that would amend FASB Statement No. 140. The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue final guidance in the first calendar quarter of 2007. We are monitoring the status of the exposure drafts to assess their impact, if any, on our financial statements.

Results of Operations

Three and Nine Months ended March 31, 2006  and 2005

Revenue Related to Securitization Transactions

The following table sets forth for the first nine months of fiscal 2006 and 2005:

•  the total volume of private label loans securitized;

•  the securitization-related service revenue components, other than administrative and other fees, by dollar amount and as a percentage of the total volume of loans securitized; and

•  updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

First nine months of fiscal year:	Total volume of loans securitized (1)	Up front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2006
Private label loans	$2,006,642	$154,109	7.7%	$23,542	1.2%	$177,651	$125,648	6.3%
Trust updates(2)	—	—		1,403		1,403	25,596
Other(3)	—	518		—		518	—
Total	$2,006,642	$154,627		$24,945		$179,572	$151,244
2005
Private label loans	$1,522,254	$119,095	7.8%	$17,901	1.2%	$136,996	$88,402	5.8%
Trust updates(2)	—	—		782		782	13,434
Other(3)	—	955		—		955	—
Total	$1,522,254	$120,050		$18,683		$138,733	$101,836

(1)    Represents total principal and accrued interest.

(2)    Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the fair value estimates of additional structural advisory fees and residuals, as well as changes in the assumptions, if any, underlying our estimates of the fair value of these service revenue components.

(3)    Represents the receipt of funds from various trusts’ cost of issuance accounts once it was determined that the trust no longer needs such cost of issuance funds.

The principal balance of loans facilitated and available to us for later securitization totaled $746.9 million at March 31, 2006.

Our private label loan products are marketed through two marketing channels: direct to consumer, which generally refers to programs that lenders, businesses, unions, affinity groups or other organizations market directly to prospective borrowers, and school channel, which refers to programs that lenders or third parties market indirectly through educational institutions. Our estimates of the allocation by marketing channel of our securitization revenues for the first nine months of fiscal 2006 and 2005, expressed as a percentage of the student loan balances securitized in each channel, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized(1)		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total
Fiscal 2006
March 2006	Direct to consumer	527	(71)%	8.7%	1.2%	7.7%
	School channel	214	(29)%	5.9	1.2	3.2
	Total	741
	Blended yield (2)			7.9%	1.2%	6.4%	15.5%

October 2005	Direct to consumer	921	(73)%	8.8%	1.2%	7.5%
	School channel	344	(27)%	4.1	1.2	2.6
	Total	1,265
	Blended yield (2)			7.5%	1.2%	6.2%	14.9%
Total for first nine months of fiscal 2006		2,006
	Blended yield (2)			7.7%	1.2%	6.3%	15.1%
Fiscal 2005
February 2005	Direct to consumer	445	(62)%	9.6%	1.1%	6.1%
	School channel	270	(38)%	4.4	1.1	1.4
	Total	715
	Blended yield (2)			7.6%	1.1%	4.4%	13.1%

October 2004	Direct to consumer	744	(92)%	8.4%	1.2%	7.5%
	School channel	63	(8)%	4.3	1.0	2.2
	Total	807
	Blended yield (2)			8.1%	1.2%	7.1%	16.4%
Total for first nine months of fiscal 2005		1,522
	Blended yield (2)			7.8%	1.2%	5.8%	14.8%

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

Structural advisory fees

Structural advisory fees increased to $179.6 million for the first nine months of fiscal 2006 from $138.7 million for the first nine months of fiscal 2005. Structural advisory fees increased to $67.2 million in the third quarter of fiscal 2006 from $62.9 million for the third quarter of fiscal 2005. The increases in structural advisory fees in the 2006 periods compared to the 2005 periods were primarily a result of an increase in securitization volume.

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $154.6 million for the first nine months of fiscal 2006 from $120.1 million for the first nine months fiscal 2005. Up-front structural advisory fees increased to $58.5 million for the third quarter of fiscal 2006 from $55.0 million for the third quarter of fiscal 2005. The increase in up-front structural advisory fees between periods was primarily a result of an increase in loan facilitation volume, which enabled us to securitize a greater amount of loans. A decrease in up-front structural advisory fees as a percentage of the loan volume securitized, or up-front structural advisory fee yield, for the first nine months of fiscal 2006 as compared to the prior year period, partially offset the impact of the increase in loan facilitation volume. The up-front structural advisory fee yield decreased because school channel loans comprised a larger proportion of the loans securitized in the first nine months of fiscal 2006 than in the first nine months of fiscal 2005. School channel loans generally have a lower upfront structural advisory fee yield than direct-to-consumer loans.

The following table reflects the increases in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee yield and loan mix, excluding cost of issuance funds received:

		Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee yield and loan mix	Total increase
	(in thousands)
Nine months ended March 31, 2006 vs. nine months ended March 31, 2005	$2,006,642	$37,897	$(2,883)	$35,014

Additional structural advisory fees

The additional component of structural advisory fees increased to $24.9 million for the first nine months of fiscal 2006 from $18.7 million for the first nine months of fiscal 2005. Additional structural advisory fees increased to $8.7 million for the third quarter of fiscal 2006 from $7.9 million for the third quarter of fiscal 2005. The increases in additional structural advisory fees between periods were primarily a result of increases in securitization volume.

The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the three and nine months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$69,589	$34,825

Additions from structuring new securitizations	8,764	7,970

Fair value adjustments
Passage of time (present value accretion)	1,163	593
Other factors	(1,200)	(621)
Total fair value adjustments	(37)	(28)
Fair value at end of period	$78,316	$42,767

	Nine months ended March 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$53,371	$24,084	(1)

Additions from structuring new securitizations	23,542	17,901

Fair value adjustments
Passage of time (present value accretion)	2,967	1,469
Other factors	(1,564)	(687)
Total fair value adjustments	1,403	782
Fair value at end of period	$78,316	$42,767

(1)    Excludes a $10.25 million structural advisory fee receivable that we collected in July 2004 from a December 2003 securitization transaction.

During the first nine months of fiscal 2006, our estimate of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.4 million. This increase was primarily due to the accretion of the discounting inherent in our fair value estimates. During the first nine months of fiscal 2005, our estimate of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $0.8 million. This increase was primarily due to the accretion of the discounting inherent in our fair value estimates. During the three months ended March 31, 2006 and 2005, fair value adjustments to our additional structural advisory fees were not material.

On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which have an estimated average life of approximately six to eight years. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any changes in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rate experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Executive Summary—Application of Critical Accounting Policies—Service Revenue and Receivables.”

We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury rate plus 200 basis points. The discount rate was 6.85% at March 31, 2006, 6.36% at December 31, 2005, 6.33% at September 30, 2005, 5.96% at June 30, 2005, 6.51% at March 31, 2005, 6.22% at December 31, 2004, 6.12% at September 30, 2004, and 6.58% at June 30, 2004. A decrease in the 10-year U.S. Treasury rate has the effect of increasing the fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

We made no changes in our assumptions regarding default rates or recovery rates for the private label loan trusts or NCT trusts during either the first nine months of fiscal 2006 or fiscal 2005. During our second quarter of fiscal 2006, we increased our estimate of the fair value of additional structural advisory fees by approximately $0.5 million as a result of refinements to our prepayment rate assumptions and use of an enhanced cash flow model.

Residuals

Service revenues from residuals increased to $151.2 million for the first nine months of fiscal 2006 from $101.8 million for the first nine months of fiscal 2005, and increased to $53.1 million for the three months ended March 31, 2006, compared to $35.2 million for the three months ended March 31, 2005. The increases in residuals in the 2006 periods compared to the 2005 periods were primarily a result of an increase in securitization volume and, to a lesser extent, changes attributable to trust updates. In estimating the fair value of our residuals, we used a discount rate of 12% throughout the first nine months of fiscal 2006 and all of fiscal 2005.

The following table reflects the increases in service revenues from residuals attributable to the increase in securitization volume and loan mix and the change attributable to updates to prior trusts:

		Residuals
	Total volume of loans securitized	Change attributable to increased securitization volume and change in loan mix	Change attributable to trust updates(1)	Total increase
	(in thousands)
Nine months ended March 31, 2006 vs. nine months ended March 31, 2005	$2,006,642	$37,246	$12,162	$49,408

(1)    The change attributable to trust updates in fiscal 2006 and 2005 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these fair value estimates of residuals and an increased underlying receivable balance as a result of additional securitizations, rather than changes in our assumptions.

The following tables summarize the changes in our estimate of the fair value of the residuals receivable for the three and nine months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$345,464	$175,178

Additions from structuring new securitizations	47,432	31,345

Fair value adjustments
Passage of time (present value accretion)	10,917	5,647
Other factors	(5,294)	(1,839)
Total fair value adjustments	5,623	3,808
Fair value at end of period	$398,519	$210,331

	Nine months ended March 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$247,275	$108,495

Additions from structuring new securitizations	125,648	88,402

Fair value adjustments
Passage of time (present value accretion)	27,578	13,402
Other factors	(1,982)	32
Total fair value adjustments	25,596	13,434
Fair value at end of period	$398,519	$210,331

During the first nine months of fiscal 2006, our estimate of the fair value of our residuals receivable resulted in an increase in their carrying value of approximately $25.6 million, and, during the first nine months of fiscal 2005, our estimate of the fair value of our residuals receivable resulted in an increase in the their carrying value of approximately $13.4 million. During the third quarter of fiscal 2006, our estimate of the fair value of our residuals receivable increased approximately $5.6 million, and, during the third quarter of fiscal 2005, our estimate of the fair value of our residuals receivable increased approximately $3.8 million. These increases in the 2006 periods compared to the 2005 periods were primarily due to the passage of time. The amount of these fair value adjustments also increased between periods as the underlying receivable balance increased. We expect that adjustments for the passage of time will continue to increase as we conduct more securitization transactions and thereby add to the residual interests that we discount to fair value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate that we use in estimating the fair value of these receivables. We used a 12% discount factor during the first nine months of fiscal 2006 and throughout fiscal 2005. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

Processing fees from TERI

Processing fees from TERI increased to $77.8 million for the first nine months of fiscal 2006 from $54.5 million for the first nine months of fiscal 2005 and increased to $26.6 million for the third quarter of fiscal 2006 from $20.6 million for the third quarter of fiscal 2005. The increase reflects the additional reimbursed expenses required to process the volume of private label loans that we facilitated during the fiscal 2006 period, which increased to $2.63 billion for the first nine months of fiscal 2006 from $2.12 billion for the first nine months of fiscal 2005 and to $800.6 million for the third quarter of fiscal 2006 from $585.4 million for the third quarter of fiscal 2005. We expect that our processing fees from TERI will continue to increase as we devote additional personnel and other resources to facilitate expected increases in private label loan volumes. The increase was also due to the expansion of our loan processing facilities and information technology platform which were partially reimbursed by TERI.

Administrative and other fees

Administrative and other fees increased to $6.1 million for the first nine months of fiscal 2006 from $2.7 million for the first nine months of fiscal 2005 and increased to $2.4 million for the third quarter of fiscal 2006 from $0.8 million for the third quarter of fiscal 2005. The increases in the current year periods were primarily due to fees we generated from marketing coordination services provided to some of our clients. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during the fiscal 2006 period compared to the fiscal 2005 period.

Operating Expenses

Total operating expenses increased to $139.0 million for the first nine months of fiscal 2006 from $99.2 million for the first nine months of fiscal 2005 and increased to $49.2 million in the third quarter of fiscal 2006 from $37.7 million in the third quarter of fiscal 2005. Compensation and benefits increased to $66.0 million for the first nine months of fiscal 2006 from $47.5 million for the first nine months of fiscal 2005, and increased to $25.1 million in the third quarter of fiscal 2006 from $17.3 million in the third quarter of fiscal 2005. General and administrative expenses increased to $73.0 million for the first nine months of fiscal 2006 from $51.7 million for the first nine months of fiscal 2005, and increased to $24.1 million in the third quarter of fiscal 2006 from $20.4 million in the third quarter of fiscal 2005.

Compensation and benefits and general and administrative expenses increased in the fiscal 2006 periods compared to the fiscal 2005 periods primarily as a result of an increase in personnel. Our average total number of employees was 22% higher during the first nine months of fiscal 2006 than during the corresponding prior year period and 16% higher during the third quarter of fiscal 2006 than during the third quarter of fiscal 2005. We hired additional personnel to meet the operating and information systems requirements from our growing loan processing and securitization activities.

General and administrative expenses increased during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 as a result of increases in several categories of expenses, offset in part by a decrease in consulting fees. Marketing coordination expense increased from $1.5 million for the first nine months of fiscal 2005 to $8.8 million for the first nine months of fiscal 2006. The increase in marketing coordination expense was primarily due to our additional efforts to increase loan facilitation volumes for our clients. Depreciation and amortization expense increased from $5.5 million for the first nine months of fiscal 2005 to $10.6 million for the first nine months of fiscal 2006. Occupancy costs increased from $7.6 million for the first nine months of fiscal 2005 to $10.8 million for the first nine months of fiscal 2006. The increase in depreciation and occupancy expense is primarily due to the expansion of our loan processing operations and corporate headquarters which resulted in increased office space under lease and additional purchases of fixed assets. Equipment expense increased from $3.8 million for the first nine months of fiscal 2005 to $8.2 million for the first nine months of fiscal 2006. The increase in equipment expense was primarily due to an increase in software maintenance and license costs and an increase in leased equipment costs. Temporary employment expense increased from $2.2 million for the first nine months of fiscal 2005 to $3.5 million for the first nine months of fiscal 2006. External call center costs increased from $4.0 million for the first nine months of fiscal 2005 to $6.2 million for the first nine months of fiscal 2006. The increases in temporary employment services expense and external call center costs were primarily due to increases in personnel necessary to process the volume of loans facilitated during the fiscal 2006 period. Consulting fees decreased from $11.7 million for the first nine months of fiscal 2005 to $9.0 million for the first nine months of fiscal 2006. This decrease was primarily due to a decrease in external consultants involved in the evaluation and improvement of our loan facilitation systems.

General and administrative expense increased during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 as a result of increase in several categories of expenses, offset in part by a decrease in travel and entertainment expense. Marketing coordination expense increased from $0.6 million for the third quarter of fiscal 2005 to $2.9 million for the third quarter of fiscal 2006. The increase in marketing coordination expense was primarily due to our additional efforts to increase loan facilitation volumes for our clients. Depreciation and amortization expense increased from $3.0 million for the third quarter of fiscal 2005 to $3.6 million for the third quarter of fiscal 2006. Occupancy costs increased from $3.3 million for the third quarter of fiscal 2005 to $3.8 million for the third quarter of fiscal 2006. The increase in depreciation and occupancy expense was due to the expansion of our loan processing operations and corporate headquarters which resulted in increased office space under lease and additional purchases of fixed assets. Travel and entertainment expense decreased from $1.1 million for the third quarter of fiscal 2005 to $0.7 million for the third quarter of fiscal 2006.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI, for the three and nine months ended March 31, 2006 and 2005:

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
				(in thousands)
Three months ended March 31,
2006	$13,454	$13,008	$26,462	$11,653	$11,132	$22,785	$49,247
2005	10,271	10,293	20,564	7,051	10,098	17,149	37,713
Nine months ended March 31,
2006	$39,383	$38,010	$77,393	$26,626	$34,946	$61,572	$138,965
2005	27,418	27,024	54,442	20,105	24,678	44,783	99,225

Other Income (Expense)

Interest income (expense), net

Net interest income was $4.2 million for the first nine months of fiscal 2006 as compared to net interest income of $2.2 million for the first nine months of fiscal 2005. Net interest income was $1.4 million for the third quarter of fiscal 2006 as compared to $1.0 million for the third quarter of fiscal 2005. Interest income was

$4.9 million for the first nine months of fiscal 2006 and $2.5 million for the first nine months of fiscal 2005. Interest income was $1.6 million for the third quarter of fiscal 2006 and $1.2 million for the third quarter of fiscal 2005. The increases in interest income in the fiscal 2006 periods were primarily due to increases in average yields on investments. Interest expense was $0.6 million for the first nine months as fiscal 2006 and $0.4 million for the first nine months of fiscal 2005. Interest expense was $0.2 million for the third quarter of fiscal 2006 and $0.1 million for the third quarter of fiscal 2005. Interest expense for all periods is due primarily to our capital lease obligations and our notes issued to TERI in 2001 to finance our purchase of TERI’s loan processing operations and loan database.

Other

During the second quarter of fiscal 2006, we realized a gain of $2.5 million upon the early termination of an operating lease for a corporate aircraft. The terms of the lease allowed us the ability to benefit from the appreciation in value of the leased aircraft upon its termination.

Income Tax Expense

Income tax expense increased to $117.4 million for the first nine months of fiscal 2006 from approximately $84.1 million for the first nine months of fiscal 2005. Income tax expense increased to $42.1 million for the third quarter of fiscal 2006 from $35.4 million for the third quarter of fiscal 2005. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods.

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

•  the timing, and magnitude of income tax payments; and

•  the costs and timing of acquisitions of complementary businesses.

Treasury Stock

We had treasury stock of $121.5 million at March 31, 2006 and $55.7 million at June 30, 2005. Our treasury stock balance was derived from the repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 1,500,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 5,000,000 shares of our common stock in the first quarter of fiscal 2006. As of March 31, 2006, we had repurchased an aggregate of 3,846,800 shares at an average price, excluding commissions, of $31.57 per share.

Cash and Cash Equivalents

At March 31, 2006, we had $142.6 million in cash and cash equivalents and at June 30, 2005, we had $193.8 million in cash and cash equivalents. The decrease in cash and cash equivalents is primarily due to cash used to fund repurchases of our common stock and the payment of cash dividends during the first nine months of fiscal 2006, offset by cash generated from our March 2006 and October 2005 securitization transactions. Cash and cash equivalents primarily include investments in Variable Rate Demand Notes and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Service Receivables

Our service receivables increased to $485.8 million at March 31, 2006 from $309.6 million at June 30, 2005, primarily as a result of the structural advisory fees and residuals generated from the October 2005 and March 2006 securitization transactions. The increase in service receivables is also due to an increase in our estimate of the fair value of our residuals receivable of $25.6 million during the first nine months of fiscal 2006 primarily as a result of the accretion of the discounting inherent in the fair value estimates due to the passage of time.

Property and Equipment, net

During the first nine months of fiscal 2006, our property and equipment, net decreased by $0.8 million, as we spent $7.5 million on the expansion and improvement of our loan processing facilities and systems, offset by $9.4 million of depreciation expense recorded during the period. During the first nine months of fiscal 2006, we financed the acquisition of $1.1 million in property and equipment through capital leases.

Prepaid Income Taxes

We had no prepaid income taxes at March 31, 2006 as compared to $2.6 million at June 30, 2005. At June 30, 2005, this balance was primarily derived from a tax benefit of $34.3 million from employee stock option exercises, principally in connection with a stock option exercise at the time of our follow-on offering in January 2005.

Other Prepaid Expenses

We had other prepaid expenses of $6.2 million at March 31, 2006 compared to $4.2 million at June 30, 2005. The increase in other prepaid expenses was primarily due to an increase in prepaid insurance of approximately $1.0 million, an increase of in prepaid marketing costs of approximately $0.5 million and an increase in prepaid rent of $0.3 million.

Other Assets

We had other assets of $4.0 million at March 31, 2006 and $3.2 million at June 30, 2005. The increase in other assets is primarily due to an increase in prepaid fees to be reimbursed to us by future securitization trusts of $0.5 million.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $28.6 million at March 31, 2006 and $33.3 million at June 30, 2005. Our accrued bonuses were approximately $1.9 million lower at March 31, 2006 as compared to June 30, 2005. Our accrued consulting expenses were approximately $0.6 million lower at March 31, 2006, as compared to June 30, 2005. Our accounts payable were $1.5 million lower at March 31, 2006 as compared to June 30,

2005, primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

We had income taxes payable of $1.8 million at March 31, 2006 while we had no income taxes payable at June 30, 2005. The increase in income taxes payable is primarily due to the current tax expense generated by our income for the first nine months of fiscal 2006, offset by estimated tax payments made during the current fiscal year.

Net Deferred Income Tax Liability

We have a net deferred income tax liability primarily because, under GAAP, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during the first nine months of fiscal 2006, which more than offset the recognition of our share of taxable income from the securitization trusts.

Capital Lease Obligations

We had capital lease obligations of $9.7 million at March 31, 2006 and $12.1 million at June 30, 2005. The decrease in capital lease obligations was due to scheduled principal payments made during the first nine months of fiscal 2006.

Notes Payable to TERI

We had notes payable to TERI of $4.7 million at March 31, 2006 and $5.3 million at June 30, 2005. The balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001. The decrease in notes payable to TERI is due to the scheduled principal payments made during the first nine months of fiscal 2006.

Other Liabilities

We had other liabilities of $3.5 million at March 31, 2006 and $1.7 million at June 30, 2005. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

During the first nine months of fiscal 2006, we terminated an operating lease for a corporate aircraft. As a result of this termination, we are no longer required to pay the basic annual rent due under the lease of approximately $1.4 million per year through 2009. Except for this change, our contractual obligations as of March 31, 2006 had not changed materially from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2005.

Cash Flows

Our net cash provided by operating activities decreased to $43.8 million for the first nine months of fiscal 2006, compared to $75.7 million for the first nine months of fiscal 2005. The decrease in cash provided by operations resulted primarily from a decrease in the tax benefit from stock options and increases in residual receivables and structural advisory fees receivables, offset in part by our net income and deferred income tax expense.

We used $8.1 million of net cash in investing activities during the first nine months of fiscal 2006 compared to $22.1 million during the first nine months of fiscal 2005. The principal uses of net cash during the fiscal 2006 period were capital expenditures related to the expansion and improvement of our loan processing facilities and systems and, to a lesser extent, payments for loan database updates from TERI. Net cash used in investing activities decreased during the fiscal 2006 period primarily as a result of decreased expenditures related to loan processing facilities compared to the fiscal 2005 period.

We used net cash of $87.0 million in financing activities during the first nine months of 2006 compared to $3.8 million during the first nine months of fiscal 2005. We used cash in financing activities during the fiscal 2006 period primarily for our repurchases of common stock and cash dividends paid to common stockholders. We did not have similar financing activities in the fiscal 2005 period. We expect to make quarterly cash dividend payments to our stockholders in future periods.

We expect that our capital expenditure requirements for the final three months of fiscal 2006 will be approximately $3.8 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At March 31, 2006, outstanding principal on these notes totaled $4.7 million as compared to $5.3 million at June 30, 2005.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At March 31, 2006, cash and cash equivalents consisted primarily of balances in money market funds and investments in Variable Rate Demand Notes. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Market Risks Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivable balance at March 31, 2006 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenues and Receivables—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.—Risk Factors

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this quarterly report, we have provided structural advisory and other services for 29 loan securitizations since our formation in 1991, and we receive fees for these services. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 73% of our total service revenue for the first nine months of fiscal 2006, 76% of our total service revenue for the first nine months of fiscal 2005 and 78% of our total service revenue for the first nine months of fiscal 2004. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

The timing of our securitization activities will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and are expected to continue to vary significantly on a quarterly basis. In fiscal 2005, we recognized 5%, 37%, 29% and 29% of our total service revenue in the respective fiscal quarters of fiscal 2005. Our quarterly revenue varies primarily because of the timing of the securitizations that we structure. In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter, and three securitizations in the fourth quarter, but none in the first quarter. Thus far in fiscal 2006, we have facilitated one securitization in each of the second and third quarters. The timing of our securitization activities is affected to some degree by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2005, we processed 39% of our total loan facilitation volume in the first quarter ended September 30, 2004, and 21%, 24% and 17% of our total loan facilitation volume in the respective successive quarters.

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

Under the terms of some of our contracts with key lender clients, we have an obligation to securitize loans originated by those lenders periodically. We may agree with other lenders to securitize more frequently in the future. If we do not honor these obligations, we may be required to pay liquidated or other damages, which could adversely affect our results of operations.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our financial statements.

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of the residual interests that the trust creates. As required under GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Accounting rules require that these receivables be marked-to-market. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the value include prepayment and discount rates, interest rate trends, the spread between LIBOR and the auction rates on our senior auction rate notes, the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If our assumptions are wrong, the additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.”

Our residuals in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders.

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

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank, N.A. and Bank of America, N.A. We also structure and support private student loan programs for loan marketers such as Collegiate Funding Services, LLC, or CFS, that refer their customers to a particular lending source. We refer to these lenders as referral lenders. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank private label loans represented approximately 30% of our total service revenue for fiscal 2005 and approximately 44% of our total service revenue for fiscal 2004. Structural advisory fees and residuals from securitization of Bank of America private label loans represented approximately 15% of total service revenue for fiscal 2005 and approximately 8% of total service revenue for fiscal 2004. In addition, Bank of America is currently the lender for our GATE program clients. Our GATE programs contributed 3% of our total service revenue in fiscal 2005 and 4% of our total service revenue in fiscal 2004. Structural advisory fees and residuals from securitization of private label loans funded by Charter One Bank represented approximately 22% of our total service revenue for fiscal 2005 and approximately 16% of our total service revenue in fiscal 2004. Charter One Bank served as a referral lender until May 1, 2006 for CFS loan programs that we facilitate. JPMorgan Chase Bank acquired CFS in March 2006 and, since May 1, 2006, the funding for approved loan applications for CFS customers has been redirected from Charter One Bank to JPMorgan Chase Bank.

We have agreements with these commercial banks that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements with Charter One Bank are generally scheduled to terminate in May 2007. Subject to specified continuing obligations, our agreement with Charter One Bank with respect to loans marketed by CFS and funded by Charter One Bank was terminated as of May 1, 2006. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Our two agreements with Bank of America that govern the purchase of GATE loans expire on November 30, 2006. In the absence of termination, both agreements will automatically renew for successive one-year terms, but can be terminated by either party with 90 days notice after June 1, 2006. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement on or after June 1, 2007, upon 90 days notice. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

We assist national and regional financial institutions and educational institutions, as well as businesses and other enterprises, in structuring and supporting their private education loan programs. In providing our services, we receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In March 2006, our client J.P. Morgan Chase completed its acquisition of CFS, a marketer of education loans we facilitate. This acquisition could result in the emergence of a new competitor with the ability to offer outsourced services, including securitization services, for private student loans. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s recently announced private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

In addition, there has been significant consolidation within the banking industry. For example, Charter One Financial, Inc., the publicly traded parent company of Charter One Bank was acquired by Citizens Financial Group, Inc., and Bank One Corporation was acquired by J.P. Morgan Chase & Co. In addition, Sallie Mae acquired our client, Southwest Student Services Corporation, resulting in termination of our relationship with that client. The merger between JPMorgan Chase Bank and CFS, could result in a reduction in our business with either or both of them. The merger may also negatively affect the volume of Charter One Bank loans that we process and securitize, because Charter One Bank no longer serves as a referral lender for CFS loan programs that we facilitate. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

We provide outsourcing services to lenders, loan marketers and educational institutions, as well as businesses and other organizations, in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $77.8 million, or 19% of total service revenue, for the first nine months of fiscal 2006, and $54.5 million or 18% of total service revenue for the first nine months of fiscal 2005. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of March 31, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. In such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of March 31, 2006, PHEAA serviced a majority of loans whose origination we facilitate. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. We regularly monitor the servicing portfolio reports, including delinquencies and defaults. A substantial increase in the delinquency rate could adversely affect our ability to access profitably the securitization markets for our clients’ loans. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in the annual or aggregate limitations under federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge the gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. During February 2006, Congress passed, and the President signed, the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits do not change, the Deficit Reduction Act of 2005 increases amounts that first and second year college students may borrow and makes Parent Loans for Undergraduate Students, or PLUS loans, available to graduate and professional students. The loan limit increases take effect July 1, 2007 while most other provisions take effect July 1, 2006. This recent legislation, as well as future legislation, could weaken the demand for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

Student loans typically carry floating interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in prepayment and default rates for outstanding student loans. If this occurs, we may experience a decline in the value of our additional structural advisory fees and residuals receivable in connection with the securitizations that we facilitate. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

The number of our employees increased to 910 regular employees as of March 31, 2006 from 813 regular employees and 18 seasonal employees as of March 31, 2005. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. From our inception to March 31, 2006, our assets have grown to $682.2 million. Our revenue increased to $414.7 million for the first nine months of fiscal 2006 from $297.8 million for the first nine months of fiscal 2005, and $98.1 million for the first nine months of fiscal 2004. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

Third parties with which we do business, including federal and state chartered financial institutions as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third party marketers with which we do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of April 30, 2006, we had 62,899,260 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Registered Securities

In our initial public offering, or IPO, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through March 31, 2006, we have not spent any of the net proceeds from the IPO, which have been invested in cash and cash equivalents. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

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

 (c) Issuer Purchases of Equity Securities

On September 29, 2005, we announced a repurchase program of up to 5,000,000 shares of our common stock. We did not repurchase any shares of common stock pursuant to this program during the three months ended March 31, 2006. Through December 31, 2005, we repurchased an aggregate of 2,346,800 shares under this program at an average price paid per share, excluding commissions, of $27.64. As of March 31, 2006, 2,653,200 shares of our common stock may yet be purchased under this program, which does not have a fixed expiration date.

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

THE FIRST MARBLEHEAD CORPORATION

Date: May 10, 2006	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1		Amended and Restated Bank of America Direct to Consumer Loan Program: Umbrella Agreement by and between Bank of America, N.A. and the Registrant, dated as of April 1, 2006.
10.2	†	Note Purchase Agreement: Bank of America DTC Program by and between Bank of America, N.A. and the Registrant, dated as of April 1, 2006.
31.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†              Confidential treatment has been requested for certain provisions of this exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.