Form 10-K
period 2006-06-30
FIRST MARBLEHEAD CORP
filed 2006-09-12
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $1,106,000,000 based on the last reported sale price of the common stock on the New York Stock Exchange on December 30, 2005.

Number of shares of the registrant’s class of common stock outstanding as of July 31, 2006: 62,805,814

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2006. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers” and “Code of Ethics” in Part I of this report) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2006

FIRST MARBLEHEAD, ASTRIVE, GATE and National Collegiate Trust are either registered trademarks or trademarks of The First Marblehead Corporation. All other trademarks, service marks or trade names appearing in this annual report on Form 10-K are the property of their respective owners.

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of Part II of this annual report, and the factors set forth under the caption “Risk Factors” in Item 1A of Part I of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 11, 2006.

PART I

Item 1.   Business

We use the terms “First Marblehead,” “we,” “us” and “our” in this annual report to refer to the business of The First Marblehead Corporation and its subsidiaries.

Overview

The First Marblehead Corporation provides outsourcing services for private education lending in the United States. We help meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, with an integrated suite of design, implementation and securitization services for student loan programs tailored to meet the needs of their respective customers, students, employees and members. We receive fees for the services we provide in connection with processing and securitizing our clients’ loans. We focus primarily on loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on the primary and secondary school market. Private education loans are not guaranteed by the U.S. government and are funded by private sector lenders.

We enable our clients to offer student and parent borrowers competitive loan products, while managing the complexities and risks of these products. We provide our clients with a continuum of services, from the initial phases of program design through application processing and support to the ultimate disposition of the loans through securitization transactions that we structure and administer. We have developed loan processing and support systems that are designed to accommodate new clients, additional loan products and incremental loan volume. We also own a proprietary database of more than 20 years of historical information on private student loan performance, which helps us to facilitate the structuring and pricing of our clients’ loan programs and to supervise the servicing and default management processes for the securitized loans. In addition, our proprietary database increases the efficiency of the securitizations of our clients’ loans by enabling us to provide to participants in the securitization process historical payment, default and recovery data on which to base estimates as to credit losses and reserves.

The following table presents certain financial and operating information for the fiscal years ended June 30, 2006, 2005 and 2004. For additional information about our financial performance for each of the last three fiscal years, including our total assets, we refer you to the audited consolidated financial statements and accompanying notes attached as Appendix A to this annual report.

	Fiscal year ended June 30,
	2006	2005	2004
	(dollars in thousands)
Total service revenues	$563,572	$417,977	$199,260
Net income	$235,960	$159,665	$75,271
Approximate loan applications processed	938,000	876,000	565,000
Approximate number of schools with loans facilitated	5,600	5,300	4,800
Approximate principal amount of loans facilitated	$3,362,565	$2,662,106	$1,800,568
Approximate principal amount of loans facilitated that were also available to us for securitization	$2,920,048	$2,179,524	$1,377,329
Approximate principal amount of loans securitized	$2,762,368	$2,262,493	$1,245,020
Approximate principal balance of loans facilitated and available to us at year end for later securitization	$663,800	$385,804	$276,109

We have provided structural advisory and other services for 31 securitization transactions since our formation in 1991. We facilitated four securitizations in fiscal 2006, five securitizations in fiscal 2005 and three securitizations in fiscal 2004.

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

•       borrower creditworthiness criteria, including acceptable credit scores, credit bureau ratings and cosigner requirements, as well as factors such as employment and income history and any past derogatory credit events;

•       loan limits, including minimum and maximum loan amounts on both an annual and aggregate basis;

•       interest rates, including the frequency and method of adjustment;

•       amount of fees charged to the borrower, including origination, guarantee and late fees;

•       repayment terms, including maximum repayment term, minimum monthly payment amounts, rate reduction incentive programs and prepayment penalties, and deferment and forbearance options;

•       loan guarantee arrangements to ensure repayment of defaulted principal and interest payments;

•       loan servicing, default management and collection arrangements;

•       asset financing or loan disposition alternatives; and

•       legal compliance with numerous federal laws and regulations, including but not limited to the Truth-in-Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Federal Trade Commission, or FTC, Act, the FTC Telemarketing Sales Rule, and numerous state laws that replicate and expand upon the requirements of federal laws.

In creating their loan marketing programs, institutions face choices in the channels and media available to them to reach potential student borrowers, including financial aid administrators, online advertising, direct mail campaigns, handouts, e-mail campaigns, telemarketing, and print, radio and television advertising.

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

Loan Origination and Disbursement

Once a loan provider has received a loan application and determined that it is complete, it must then evaluate the information provided by the applicant against the eligibility and creditworthiness criteria of the loan program. This underwriting process, which is subject to a variety of state and federal regulations, typically involves communication with credit bureaus in order to generate a credit score for the applicant and either an approval or denial of the loan.

If the applicant satisfies the loan program criteria, the loan provider then prepares a legal instrument, known either as a credit agreement or promissory note, reflecting the terms and conditions under which the loan will be made. If the borrower signs and returns the credit agreement or promissory note, the loan provider either (a) contacts the school to confirm the student’s enrollment status and financial need and then disburses funds either to the borrower or, more commonly, directly to the school, or (b) receives evidence of the borrower’s enrollment directly from the student, and disburses funds to the borrower.

Loan Securitization

Although some lenders originate loans and then hold them for the life of the loan, many lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans are typically purchased by other financial institutions, which add them to an existing portfolio, or by entities that serve to warehouse the loans for some period of time, pending eventual securitization. Securitization provides several benefits to lenders and has developed into a diverse, flexible funding mechanism, well-suited to the financing of student loan pools. According to industry sources, the new issuance volume of student loan-backed securities totaled approximately $74 billion in 2005, $60 billion in 2004 and $57 billion in 2003. These balances include both federally guaranteed and private student loans. Securitization enables lenders to sell potentially otherwise illiquid assets in both the public and private securities markets, and can help lenders manage concentration risk and meet applicable regulatory capital adequacy requirements.

In a typical student loan securitization, the loans are purchased, pooled and deposited in a special purpose, bankruptcy remote entity. The special purpose entity issues and sells to investors securities collateralized by the student loans. Following the sale of these asset-backed securities, a trustee, or a servicer on behalf of a trustee, collects the payments of principal and interest generated by the underlying loans and makes disbursements to the asset-backed investors and service providers according to the terms of the documents governing the transaction.

Securitization enables the reallocation or transfer of risk through the use of derivative products such as interest rate swaps or caps, a senior-subordinated liability securities structure, financial guarantee insurance for the securities issued, loan guarantees from third-party debt guarantors, the tiering of securities maturities, and the issuance of several different types of securities matching projected pool repayment characteristics. Although this flexibility adds to the complexity of the funding process, it also enables the securitizer to reduce the cost of financing, thereby improving the economics of the loan program and/or improving loan terms by passing incremental savings back to the borrower.

Securitizations require a high level of specialized knowledge and experience regarding both the capital markets generally, and the repayment characteristics and defaults on the part of student borrowers specifically. The process of issuing asset-backed securities requires compliance with state and federal securities laws, as well as coordination among originating lenders, securities rating agencies, attorneys, securities dealers, loan guarantors, structural advisors, trust management providers and auditors.

Loan Servicing

While student loans are outstanding, lenders or special purpose entities must provide administrative services relating to the loans, even if their terms permit borrowers to defer payments of principal and interest while enrolled in school. These administrative services include processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. Many lenders, and all special purpose entities, outsource their servicing responsibilities to third-party providers. In addition to administrative duties, servicers also play an active role, in conjunction with the guarantor, in default prevention activities. Servicers generally rely on collection agencies to establish and maintain contact with defaulted borrowers, manage loans that are delinquent and collect defaulted loans. Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full.

The First Marblehead Approach

We offer our clients—national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other organizations—a fully integrated suite of outsourcing services in connection with their private student loan programs. In providing our services, we receive fees for the services we provide in connection with processing and securitizing our clients’ loans. Using our services, our clients can offer student borrowers access to customized, competitive student loan products while enhancing their fees but minimizing their resource commitment and exposure to credit risk.

Our Service Offerings

We offer prospective clients the opportunity to outsource all of the key components of their loan programs by providing a full complement of services, including program design, application processing, underwriting, loan documentation and disbursement, technical support, customer support and facilitation of loan securitization. This approach enables our clients to focus their efforts on the initial marketing of their programs, for which we also offer marketing coordinating services.

We offer services in connection with two primary loan programs:

•       Private label programs that are:

•        “direct to consumer,” or marketed directly to prospective student borrowers and their families by:

•       lenders;

•       businesses, unions, affinity groups and other organizations;

•       third parties that are not themselves lenders which market loans on behalf of the lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund these loans as program lenders; and

•        “school channel,” or marketed directly to educational institutions by:

•       lenders; and

•       education loan marketers on behalf of program lenders.

•       Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services, including program design and marketing coordination and, except with respect to The Education Resources Institute, or TERI, borrower inquiry and application and loan origination and disbursement. While we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of processing TERI-guaranteed loans, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the loans that they do not intend to hold, and we receive structural advisory fees and residuals for facilitating securitizations of these loans. We also have the exclusive right to securitize loans originated by Bank of America in connection with our GATE offerings. Our level of profitability depends on our ability to earn structural advisory fees and residuals from facilitating securitizations of private label and GATE loans. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services but do not have the exclusive right to securitize the loans that they originate. We also receive fees as the administrator of the trusts that have purchased the private label and GATE loans, and in this capacity monitor the performance of the loan servicers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The volume of loans for which we structured securitizations increased to approximately $2.8 billion in fiscal 2006 from approximately $2.3 billion in fiscal 2005 and approximately $1.2 billion in fiscal 2004.

Program Design and Marketing

We help our clients design their private loan programs. Our loan program design approach begins with a standard set of pricing options, legal agreements and third-party relationships that we can then customize for our clients in order to satisfy their particular needs. In addition, we assist certain clients with the design and execution of their marketing programs.

Private Label Programs

In our private label programs, we have developed strong relationships with lenders and other organizations through active marketing by our field sales force and business development executives. Our private label clients are typically lenders or educational loan marketers that desire to supplement their existing federal loan or other consumer lending programs with a private loan offering. Increasingly, these lenders or marketers are responding to competitive pressures to offer private loan programs. They are attracted to an opportunity to extend their existing brand in the federal loan or consumer lending marketplace to the private loan marketplace.

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

One of the key components of our private label programs is the opportunity for our lender clients to mitigate their credit risk through a loan repayment guarantee by TERI. TERI guarantees repayment of the borrowers’ loan principal, together with capitalized and/or accrued interest on defaulted loans. For additional information on TERI, see “—Strategic Relationship with The Education Resources Institute.” If the lender disposes of the loan in a securitization, this guarantee remains in place and serves to enhance the terms on which asset-backed securities are offered to investors.

Private label clients fall into two categories:

•       Make and sell. In this category, lenders select credit criteria and loan terms tailored to meet their needs and then outsource to us all operating aspects of loan origination and customer support, and typically hold the loans on their balance sheets for some limited period of time. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. In the case of clients that do not desire, or do not have the ability, to fund the loans initially, we arrange for a program lender that will fund the loans on their behalf. In both cases, after the holding period, we will facilitate a securitization to enable lenders to dispose of the loans, from which we generate structural advisory fees and residuals. See “—Securitization.”

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

The following table presents information regarding the aggregate principal and accrued interest balance of private label loans that we processed during the fiscal years ended June 30, 2006, 2005 and 2004:

	Fiscal year ended June 30,
	2006	2005	2004
	(dollars in billions)
Approximate “make and sell” volume processed	$2.8	$2.1	$1.3
Approximate “make and hold” volume processed	0.4	0.5	0.4
Approximate total volume processed	$3.2	$2.6	$1.7

GATE Programs

In our two GATE programs, GATE Student and GATE Universal, we work with schools to develop private loan programs designed to make the educational experience affordable and accessible to students. During fiscal 2006, GATE programs had a borrower approval rate of approximately 83%. With the knowledge that most applicants will be approved, schools can award GATE loans proactively to meet more need and avoid financing gaps in aid packages. We believe that one of the most significant benefits provided by GATE programs is the ability for a participating school to enhance the financial aid packages it offers to prospective students.

Our GATE business development team collaborates directly with each educational institution client and Bank of America, the lender for the programs, to evaluate, design and implement the most appropriate GATE program, or series of programs, for the particular school. This analysis takes into account enrollment, financial aid and finance strategies of the school and results in recommended eligibility criteria, rate and fee combinations and underwriting criteria to enhance those strategies. GATE programs are designed to facilitate our ability to aggregate and securitize the student loans from all participating schools.

We customize GATE programs within certain pricing parameters and structure the programs to enable a participating school to make loans broadly available to its students. The approval rate of approximately 83% is made possible by having the participating schools provide credit support for the loans to their students. This credit support may be in the form of either a cash reserve or, subject to creditworthiness requirements, a school’s unfunded financial pledge. Our most recent GATE program offering, GATE Universal, stratifies student borrowers according to credit risk in order to minimize either the cash reserve or financial pledge that a school is required to provide in connection with the loan program.

We also monitor each school’s program on an ongoing basis and provide the participating school with periodic updates on its students’ credit performance. We offer assistance in modifying the program over time if the school’s program experience is different than originally anticipated.

The following table presents information regarding the approximate aggregate principal and accrued interest balance of GATE loans that we processed and securitized during the fiscal years ended June 30, 2006, 2005 and 2004:

	Fiscal year ended June 30,
	2006	2005	2004
	(dollars in millions)
Approximate amount of GATE loans processed	$113	$105	$96
Approximate amount of GATE loans securitized	$105	$104	$98

We have the exclusive right to securitize loans originated by Bank of America in connection with our GATE offerings, and we generate revenue from our GATE programs primarily by receiving structural advisory fees and residuals for facilitating securitizations of these loans.

Marketing Coordination

We provide marketing coordination services intended to enable our lender and loan marketer clients to increase loan volume and resulting program revenue. We have established an in-house department that works in collaboration with clients, third-party agencies and vendors to support the development, execution and analysis of direct response marketing programs, including direct mail, direct response television, and Internet-based marketing campaigns. These programs are designed to drive direct-to-consumer loan program volume and generate learnings that inform ongoing marketing optimization and refinement. Our marketing services group also coordinates marketing for our proprietary loan programs, including the Astrive Student Loan Program. Charter One Bank, N.A. serves as the lender for Astrive-branded loans, which provide another means by which we can assess the effectiveness of various marketing channels and tactics.

Our marketing coordination services provide valuable insights with regard to product features and marketing campaigns, which enables us further to serve our clients. We announced in July 2006 that we had submitted an application to the Office of Thrift Supervision, or OTS, for approval to acquire Union Federal Savings Bank, or Union Federal. Union Federal is a community bank with approximately $40 million in assets with a single branch located in North Providence, Rhode Island. We believe that the acquisition of Union Federal would enhance our ability to research, develop and bring new products to market on behalf of our clients more quickly and effectively, consistent with our overall strategy of providing financial solutions to students. Completion of this acquisition is subject to customary closing conditions, including obtaining the approval of the OTS.

Borrower Inquiry and Application

Private Label Programs

We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, which we use to provide loan application services for our private label programs. We enable borrowers to submit applications by web, telephone, facsimile or mail. In fiscal 2006, we received via the Internet approximately 58% of the approximately 914,000 private label loan applications that we processed. In fiscal 2005, we received via the Internet approximately 64% of the approximately 849,000 private label loan applications that we processed. In fiscal 2004, we received via the Internet approximately 67% of the approximately 542,000 private label loan applications that we processed. We have designed our online systems to be E-sign compliant for delivery of consumer disclosures, and we have implemented electronic signature capabilities.

Once a potential borrower submits an application for processing, our system automatically generates and sends a confirmation notice, typically via email, to the applicant. The customized third-party credit decision software that we use then analyzes, often within minutes, the submitted application. Application data is automatically sent to credit bureaus, which generate and return a credit report. The credit decision software then applies the credit report data and all scoring parameters associated with the loan type, and a credit decision is generated. This automated underwriting process allows us to deliver a loan application decision with respect to a significant majority of applications. Applications with either incomplete information, information mismatches or with scores close to cut-off are automatically sent to a credit analyst for review. At this point in the process, we communicate the initial determination to the applicant, primarily through email, informing him or her whether the application is conditionally approved, rejected or in review. The applicant receives instructions as to next steps and is provided a website navigation link to check his or her loan status. Access requires use of security protocols established during the application process, to avoid unauthorized disclosure. Simultaneously, our customer service platforms, including our automated voice response unit, online status and customer service applications, are updated.

To help applicants through the loan application process, we have an internal customer service department comprised of 137 full-time employees. We supplement our internal department with contract customer service employees and outsourced customer service representatives. Our internal customer service department is divided into five areas:

•       Inbound and Outbound Customer Service, which provides end-to-end service and support for borrower inquiries throughout the application process.

•       Credit Resolution Group, which provides specially trained credit analysts for borrower support on advanced needs loan processing and issue resolution.

•       Lender and Marketer Services, which provides dedicated account representatives trained to support our lender and marketer clients.

•       Priority Services, which provides specially trained representatives to support schools.

•       Telesales, which provides inbound application-capture services.

The performance of each customer service area is monitored closely and detailed performance metrics, such as abandonment rates and service levels, are tracked daily. We use outsourced customer service representatives primarily to support our inbound application-capture services and inbound status-related inquiries.

GATE Programs

For our GATE clients, we employ the Pennsylvania Higher Education Assistance Agency, or PHEAA, and an application services provider, V-Tek Systems Corporation, or V-Tek, in a variety of roles to effect application processing and loan origination. Our GATE programs allow schools and students to use the Internet to submit applications. Key steps in the application process allow for:

•       certification of borrower loan information, program eligibility and financial need by the schools;

•       credit agreement or promissory note preparation and loan disbursement by PHEAA; and

•       credit underwriting by the servicer on behalf of Bank of America, the program lender.

In connection with our GATE programs, PHEAA interfaces directly with participating schools’ financial aid systems by using proprietary software that V-Tek designed for us. This software program supports several electronic delivery formats for schools and student borrowers to submit loan data, resulting in the generation by PHEAA of a combined application and credit agreement or promissory note and credit underwriting by PHEAA on behalf of Bank of America. During fiscal 2006, 2005 and 2004, PHEAA received approximately 24,000, 27,000 and 23,000 GATE applications, respectively. Substantially all of these applications were processed via the Internet.

Loan Origination and Disbursement

For our private label loan programs, once a loan application is approved, we generate a credit agreement or promissory note, a legal contract between the borrower and lender which contains the terms and conditions of the loan, for the borrower based on one of over 900 lender and product specific templates. For those lenders and borrowers that prefer electronic document delivery, an automated email is sent to the borrower, which contains a navigation link to prompt the borrower to access a secure website to retrieve the credit agreement or note and certain regulatory disclosures. The credit agreement or note can be viewed, downloaded and printed by the borrower and faxed or mailed back to us. For those lenders that do not participate in our electronic delivery system, or for those borrowers that prefer paper documentation, we print and mail a pre-filled credit agreement or promissory note to the borrower for him or her to sign and return to us by mail. Approximately 79% of approved applicants during fiscal 2006, 72% of approved applicants during fiscal 2005 and 65% of approved applicants during fiscal 2004 requested on their application that the credit agreement or promissory notes we generated be made available electronically.

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

For our private label loan programs, once we obtain all applicant data, including the signed credit agreement or promissory note, evidence of enrollment and any income verification, we disburse the loan funds on behalf of TERI, with funds made available to TERI by the lenders. Depending on the loan program and type of disbursement, funds are either sent to the borrower, directly to the school or to a central disbursing agent such as New York Higher Education Services Corporation or ELM Resources, which then pass the funds along to the school. We receive fees from TERI, which consist of reimbursement of expenses that we incur relating to loan processing services that we perform on behalf of TERI. These fees are recognized as services are performed.

PHEAA provides loan origination and disbursement services for our GATE loan programs under our direction.

Securitization

In addition to providing loan program design, marketing coordination, application and origination services, we also serve as an intermediary between our clients and the capital markets. We form bankruptcy remote, qualified special purpose statutory trusts to purchase private label and GATE loans from the originating lenders. The proceeds from bonds issued by the trusts are used to purchase student loans, which are used as security for repayment of the bonds. The securitizations that we structure and administer provide our lender clients with the ability to limit or eliminate credit and interest rate risk, and generate liquidity for their private student loan programs. In addition to structural advisory and administrative and other fees, we are entitled to a residual interest in the securitization trusts as part of our compensation in connection with the securitizations.

We have been a leader in facilitating the securitization of private student loans, having structured and facilitated 31 securitizations consisting entirely of private student loans, more than any other entity. During  calendar year 2005, the securitization trusts that we advised were, in the aggregate, the fourth largest issuer of student loan-backed securities. Our capital markets group has a history of innovation, having been the first to employ several of the structures and risk-reducing techniques in this sector that are in use today. We have securitized loan pools using various financing structures, including both public offerings registered with the Securities and Exchange Commission, or SEC, and private placements, and have utilized various asset-backed securities, including commercial paper, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior-subordinated and third-party credit enhanced debt. In connection with our “make and sell” private label and GATE programs, we generally enter into agreements with the originating lenders giving us the exclusive right to securitize their program loans. From time to time, we also securitize portfolios of private student loans acquired from third parties.

The extensive database provided by our private label repayment statistics dating back to 1986 and GATE loan repayment statistics dating back to 1994 is another key to optimizing the financing of the student loan pools our clients generate. We use this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe the historical data and our wide use of standard consumer credit score-based risk assessment give added comfort to the rating agencies, insurance providers, underwriters, and securities investors, resulting in a more cost-effective securitization.

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

In exchange for these structural advisory fees, we structure the securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction parties and prepare cash flow modeling for the rating agencies.

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

For a discussion of our revenue recognition policies and the assumptions we use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Recognition and Valuation of Service Revenue” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

In recent years, we have derived a significant portion of our revenue and substantially all of our income from structuring securitizations on behalf of qualified special purpose entities. Revenues from new securitizations involving private label loan trusts represented 74% of our total service revenue in fiscal 2006, 76% of our total service revenue in fiscal 2005 and 78% of our total service revenue in fiscal 2004. These securitizations included loan volume from the private student loan programs of our commercial bank clients, including JP Morgan Chase Bank and Bank of America, and our education loan marketer clients, such as Collegiate Funding Services, or CFS. Although we do not receive fees directly from these clients, structural advisory fees and residuals from securitizations of the private label loans of JPMorgan

Chase Bank and Bank of America, and private label loans marketed by CFS on behalf of program lenders, represented approximately 26%, 16% and 10%, respectively, of our total service revenue in fiscal 2006 and approximately 30%, 18% and 17%, respectively, of our total service revenue in fiscal 2005. JPMorgan Chase Bank acquired CFS in March 2006, and we entered into an agreement with JPMorgan Chase Bank in May 2006 that terminated our previous agreement with CFS. Under our new agreement, JPMorgan Chase Bank agreed to increase its marketing expenditures in connection with its Education One loan program in an amount equal to CFS’s marketing commitment under its previous agreement with us.

Loan Servicing

There are currently eight loan servicers for newly originated TERI guaranteed loans, with PHEAA servicing a majority of the loans we facilitate. The remaining clients opt either to outsource the servicing of their loans to organizations with which they have existing relationships or service their loans using affiliated servicers. For securitized loans, these servicing agreements, which typically extend over the life of the loan pool, are assigned to the purchasing trust.

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

During the first 90 days of any loan delinquency, the servicer performs collection activities in accordance with contractual requirements outlined in the servicing guidelines of the loan program. These guidelines establish certain required collection activities, such as attempted telephone contacts to borrowers and co-borrowers within prescribed delinquency intervals, as well as requirements for the mailing of delinquency notices and skip trace activities for borrowers whose addresses have changed.

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

Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full.

Strategic Relationship with The Education Resources Institute

TERI is the nation’s oldest and largest guarantor of private student loans. As a not-for-profit corporation, TERI’s main operating purpose is to provide students with access to educational opportunities through educational finance and counseling services. To help accomplish this, TERI offers guarantee products for student loan programs pursuant to which TERI agrees to reimburse lenders for all unpaid principal and interest on their defaulted student loans, in exchange for a fee based on the loan type and risk profile of the borrower. Since its inception in 1985, TERI has guaranteed approximately $13.5 billion of private education loans for students at more than 6,800 schools nationally and internationally.

In 2001, we entered into a strategic relationship with TERI, intended to enhance significantly our risk management and loan processing capabilities. We acquired TERI’s historical database and loan processing operations, but not its investment assets or guarantee liabilities. In addition, 161 members of TERI’s staff became our employees. TERI remains, however, an independent, private not-for-profit organization with its own management and board of directors. We issued promissory notes totaling $7.9 million and paid approximately $1.0 million in cash to TERI in connection with the transaction. Under the terms of a master loan guaranty agreement that we entered into with TERI in 2001, we also agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed program loans owned by the securitization trusts that purchase the loans, and a right of first refusal to guarantee our private label clients’ existing and future loan programs.

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

Under the master loan guaranty agreement, we agreed to create a market for our private label clients to sell TERI-guaranteed loans through securitizations that we facilitate. Under our agreement, we must use our best efforts to cause a securitization of a limited category of TERI-guaranteed loans at least twice per year, subject to the lender having a specified minimum loan volume at the semi-annual purchase date. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

The master loan guaranty agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed in a segregated reserve account which is held as collateral to secure TERI’s obligation to purchase defaulted student loans. This account is held by a third-party financial institution for the benefit of the program lender until the student loans are securitized, at which point the account is pledged to the securitization trust that purchases the loans. The master loan guarantee agreement, as implemented through guaranty agreements with individual lenders, entitiles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged account.

In October 2005, we entered into a supplement to the master loan guaranty agreement. Under the terms of the 2005 supplement, for securitizations of TERI-guaranteed loans during fiscal 2006, TERI’s administrative fee of 150 basis points increased, and the amount deposited by TERI into the pledged account decreased, by 90 basis points. In addition, TERI’s residual interest in the trusts created at the time of the securitizations was correspondingly reduced to account for the 90 basis point reduction in the pledged account. As a result, the administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 was 240 basis points multiplied by the principal balance of the loans originated and securitized. For securitizations completed during fiscal 2006, TERI’s ownership of the residual value of the TERI-guaranteed loans securitized ranged from 12 to 15 percent.

In August 2006, we entered into a supplement to the master loan guaranty agreement that provides as follows:

•       For each securitization closing between August 1, 2006 and June 30, 2007, TERI will be entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 may range from

150 basis points to 240 basis points, at TERI’s election. We have agreed to attempt in good faith to structure our securitization transactions to accommodate TERI’s election.

•       For each securitization for which TERI elects to adjust the administrative fee, we will make a corresponding adjustment to our relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elects to increase the amount of its administrative fee above 150 basis points, such an adjustment would result in an increase in our ownership percentage and a decrease in the ownership interest of TERI, by a percentage that will result in an equivalent dollar reduction in the fair value of TERI’s residual ownership interest at the time of the securitization, using a 12 percent discount factor.

TERI has elected to receive an administrative fee of 175 basis points for the securitization transaction we plan to complete in the first quarter of fiscal 2007.

Through June 2006, we paid TERI a monthly fee of approximately $62,000 pursuant to the database purchase and supplementation agreement. Beginning in July 2006, monthly payments pursuant to the database sale and supplementation agreement were reduced to approximately $21,000. TERI also maintains a perpetual right to access the data we own solely for use in its guarantee business.

The master loan guaranty agreement was intended in part to create a framework for structuring future relationships among lenders, TERI and us. The master loan guaranty agreement contemplates several ancillary documents that set forth the various obligations among the parties, including:

•       program guidelines for each prospective lender establishing acceptable terms for the origination, underwriting and servicing of program loans, including the borrower eligibility criteria, credit requirements, loan limits, deferral options and repayment terms, as well as the lender’s forms of application and credit agreement or promissory note;

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

Processing fees from TERI represented approximately 19% of our total service revenue during fiscal 2006, 19% of our total service revenue during fiscal 2005 and 18% of our total service revenue during fiscal 2004.

Competition

The private student loan industry is highly competitive with dozens of active participants. Although we are not a lender or loan marketer and therefore do not directly compete with lenders for loan originations, we derive a substantial portion of our revenue from providing to lenders outsourced services for their private student loan programs. Private student loan originators include large financial institutions and their affiliates, such as JP Morgan Chase Bank, Citigroup, Charter One Bank, Bank of America, Wells Fargo & Company and KeyCorp, as well as specialized educational finance providers including SLM Corporation, which is also known as Sallie Mae, and Access Group, Inc. Some of these loan originators are currently our clients, although we generally do not have long-term contracts with our clients.

To the extent that lenders possess or choose now or in the future to develop an internal capability to provide any of the services that we currently provide, they would compete directly with us. In March 2006, our client JPMorgan Chase Bank completed its acquisition of CFS, which formerly marketed education loans on behalf of other lender clients of ours. This acquisition could result in the emergence of a new competitor with the ability to offer outsourced services, including securitization services, for private student loans. In addition, lenders in the education loan market historically have primarily focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide. We believe the most significant competitive factors in terms of developing private student loan programs are technical and legal competence, cost, knowledge of the performance of student loans, capital markets experience, reliability, quality and speed of service.

We coordinate a range of services in connection with private loan programs, including program design, application processing, credit underwriting, customer service, loan documentation, disbursement, technical support, legal and compliance support and advisory services in connection with loan marketing and financing. We differentiate ourselves from other service providers as a result of the range of services we can provide our clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, Sallie Mae and Servus Financial Corporation, which is an affiliate of Wells Fargo & Company, that offer a similar range of services to lenders. Our business could be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s recently announced private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller venture-backed companies that are developing systems and expertise with plans to compete directly with us. In addition, our clients retain PHEAA as the loan servicer for a significant portion of the loans that serve as collateral in the securitization transactions that we facilitate. If PHEAA expands its service offerings to cover some or all of the services that we facilitate, it could become our competitor.

Many of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their services. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we will need to continue to invest in information technology, sales and marketing, legal and compliance, and product development.

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

•       a batch transaction/application processing system that includes automated updating of a borrower’s loan status that a borrower can access online or telephonically;

•       automated preparation and secure electronic delivery of loan documents, including credit agreement or promissory notes and legal disclosures;

•       online certification tools enabling financial aid offices to speed loan disbursement by quickly confirming student borrowers’ enrollment status and financial need;

•       online reporting tools enabling our management, lender clients and financial aid offices to track and sort information about student borrowers, including application status and disbursement dates;

•       custom built data transmission techniques designed to ensure that data are compiled, integrated and properly migrated both across our enterprise and to external third parties such as servicers, collection and placement agencies and other third-party vendors; and

•       interface with internal accounting systems intended to ensure proper booking and tracking of loan information for our clients, as well as support for our capital markets group in its securitization activities.

We use a number of leading commercial products to secure, protect, manage and back-up these data, including products that provide backup of data and server recovery plans.

Trademarks

First Marblehead owns the following federally registered trademarks: FIRST MARBLEHEAD, FIRST MARBLEHEAD (and “diamond” design), “diamond” design, GATE, GATE FAMILY LOAN, GATE Guaranteed Access to Education, prepGATE and National Collegiate Trust. The federal registrations for our registered trademarks expire at various times between 2007 and 2016, but the registrations may be renewed for additional 10-year terms provided that First Marblehead continues to use the trademarks. ASTRIVE is also our common law trademark. A federal trademark application to register this trademark is pending with the U.S. Patent and Trademark Office.

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

Although we are subject to certain state and federal consumer protection laws, we believe our operations currently do not require us to be licensed or registered with any regulatory body outside the Commonwealth of Massachusetts, which is discussed below. While we believe that our prior consultations with national and local counsel identified all material licensing, registration and other regulatory requirements then applicable to us, we are reviewing the preliminary results of a revised nationwide review of state licensing, registration and other regulatory requirements that may be applicable to us now, based upon the expansion of the scope of the services we provide and the time that has elapsed since our prior review. As a result of this current review, we may determine that licensing or registration is required in jurisdictions where we are not currently licensed or registered. Our pending application for the acquisition of a federally chartered financial institution may also reduce our state licensing requirements.

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

We could become subject to the Massachusetts Small Loan Act in the future if, for example, the Massachusetts legislature modifies the statutory requirements or the Massachusetts Division of Banks revokes its previous determination that our operations are exempt. We could also become subject to licensing laws in Massachusetts and other states if we engage in licensable activities in the future, or if our operations became sufficiently localized in other states to trigger licensing.

However, even if we are not physically present in a state, its regulators may take the position that licensing or registration is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which licensing or registration is required, we intend to proceed with licensing or registration in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with licensing or registration in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things: (a) curtailment of our ability to continue to conduct business in the relevant jurisdiction, pending processing of our license application or registration, (b) administrative enforcement actions, (c) class action lawsuits, (d) the assertion of legal defenses delaying or otherwise affecting the enforcement of loans and (e) criminal as well as civil liability. This could have a material adverse effect on our business. However, if required to obtain a license or to register, we do not anticipate difficulty meeting the licensing or registration requirements.

While our licensing requirements are currently limited, the consumer assets in which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we facilitate currently involve sales by FDIC-insured financial institutions and other parties which represent and warrant that the assets in question have been originated in compliance with all applicable law and are valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts benefit from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets. Thus, our residual interest in securitizations is buffered from regulatory risk to the extent that lenders, TERI and servicing providers stand behind the legal compliance of their activities. TERI may nonetheless have recourse to us to the extent that a regulatory failure in loan origination by us breaches the standards of care under the master servicing agreement between TERI and us.

In addition, in delivering services, we must cause our operations to conform to consumer loan regulation that applies to TERI and the lenders. This regulation includes compliance with the federal Truth-in-Lending Act, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act, and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. In addition, the Fair and Accurate Credit Transactions Act of 2003 imposed significant federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to “red flags” of potential identity theft and processing identity theft notices and other requirements that required both changes to automated loan processing and the creation of manual exception systems. These requirements strained, and future legislation or regulation may also strain, systems already undergoing rapid change due to loan volume growth. Failure to comply with these requirements will violate our obligations to the lenders we serve and could subject them to regulatory action and result in termination of our processing contracts.

Employees

At June 30, 2006, we had 917 full-time employees and 15 part-time employees as follows:

Department	Full-time	Part-time
Information Technology	209	2
Loan Origination	177	4
Customer Service	137	0
Administration and Support Functions	136	3
Corporate Planning and Implementation Support	63	3
Operations	60	1
Business Development	49	1
Collections and Default Management	31	1
Capital Markets	22	0
Marketing Services	17	0
Trust Administration	16	0
Total	917	15

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

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of June 30, 2006.

Name	Age	Position
Jack L. Kopnisky	50	Chief Executive Officer, President and Chief Operating Officer
Peter B. Tarr	55	Chairman of the Board of Directors and General Counsel
Anne P. Bowen	54	Executive Vice President, Chief Administrative Officer
Andrew J. Hawley	42	Executive Vice President, President of First Marblehead Education Resources, Inc.
John A. Hupalo	46	Executive Vice President and Group Head, Capital Markets
Larry A. Lutz	49	Executive Vice President, Chief Marketing Officer
Donald R. Peck	48	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Sandra M. Stark	47	Executive Vice President, Business Development

Set forth below is certain information regarding the business experience of each of the above-named persons.

Jack L. Kopnisky has served as our President and Chief Operating Officer since September 6, 2005 and as our Chief Executive Officer since September 27, 2005. Prior to joining First Marblehead, Mr. Kopnisky served as the President of the Consumer Banking Group at KeyCorp, a financial services firm, where he was responsible for Retail Banking, Business Banking, Consumer Finance and Community Development from June 2000 to August 2005. During those years, Mr. Kopnisky served as Chief Executive Officer and President of KeyBank USA’s Consumer Finance Business, which included Auto, Student, Mortgage, Recreational and Home Equity Lending. Mr. Kopnisky received a B.A. in Economics and Business Administration from Grove City College.

Peter B. Tarr has served as our General Counsel since July 2005 and as Chairman of the Board of Directors since October 2005. Mr. Tarr served as Vice Chairman of the Board of Directors from August 2005 until his election as Chairman. From 1986 to June 2005, Mr. Tarr was a senior partner in the corporate law department and a member of the Executive Committee at the law firm of Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Tarr’s practice focused on advising boards of directors on corporate governance, strategic transactions and public offerings of securities. Mr. Tarr received a B.A. from Yale College, an M.A.R. from Yale Divinity School and a J.D. from the University of Virginia School of Law.

Anne P. Bowen has served as our Executive Vice President and Chief Administrative Officer since March 2006. Ms. Bowen served as our Executive Vice President, Corporate Planning from April 2004 to March 2006. From August 2002 to July 2003, Ms. Bowen was a Senior Vice President for State Street Corporation, a financial services firm, where she was responsible for acquisition integration. From October 1999 to July 2002, she served as a Senior Vice President of eBusiness at State Street. From December 1994 to September 1999, Ms. Bowen served as a Senior Vice President of Global Financial Technical Services at State Street. Ms. Bowen served as a Director with Coopers & Lybrand Consulting, Inc. from 1992 to 1994, specializing in the banking practice. From 1978 to 1992, Ms. Bowen served as a Director of Bank of Boston, managing the Corporate Credit, Real Estate and Corporate Audit functions. Ms. Bowen received a B.S. from Boston University and an M.B.A. from Simmons College.

Andrew J. Hawley has served as our Executive Vice President, President of First Marblehead Education Resources, Inc. since May 2004. From 1994 to April 2004, Mr. Hawley held positions with Pittiglio, Rabin, Todd & McGrath, a management consulting firm, where he consulted with U.S. companies on operations improvements, growth strategies and organized restructuring, most recently serving as a Lead Director. From 1989 to 1992, Mr. Hawley held several positions with Cambridge Strategic Management Group, a strategic consulting firm, with a focus on growth strategies for international companies in Asia, Latin America and Europe. Mr. Hawley received an A.B. from Harvard College and an M.B.A. from Boston College.

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

Larry A. Lutz has served as our Executive Vice President, Chief Marketing Officer since December 2005. Mr. Lutz previously served as our Executive Vice President, Business Development, from April 2004 to December 2005, as Senior Vice President and Group Head, Business Development, from

August 2003 to April 2004, and Senior Business Development Officer, from February 2002 to August 2003. From December 1999 to January 2002, Mr. Lutz served as President and Chief Executive Officer of Career College Loan Company, L.L.C., an education loan development and marketing company. From 1995 to 1999, Mr. Lutz served in various capacities, including Senior Vice President and Chief Business Development Officer with Educaid, the student loan division of Wachovia Bank, N.A. and a national education loan provider. From 1989 to 1995, Mr. Lutz served as Senior Vice President, Chief Marketing Officer with Student Loan Funding Corporation, a regional student loan secondary marketer. Prior to entering the education finance business, Mr. Lutz served in various business development positions in the investment management industry. Mr. Lutz received a B.A. from The Colorado College.

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

Sandra M. Stark has been our Executive Vice President, Business Development since December 2005. Prior to joining First Marblehead, Ms. Stark was President of The Masix Group, a consulting firm she founded in 2004 focused on helping mid-size companies develop and execute growth strategies, and was Senior Executive with the Riverside Company, a private equity firm focused on middle market companies. From 1999 to 2004, Ms. Stark served in a variety of positions with Baldwin-Wallace College, most recently as the Director of the Entrepreneurship Center. From 1978 to 1999, Ms. Stark held a variety of leadership positions at KeyCorp, a financial services firm, in both the retail and Small Business areas. Most recently she served as Vice Chairman of the Small Business Services Group, where she developed and implemented Key’s national small business strategy. Ms. Stark received a B.A. in Business and an M.B.A. from Baldwin-Wallace College.

Code of Ethics

We have adopted a code of conduct that applies to our employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. We have also adopted a statement of business ethics that applies to our directors. We will provide to any person without charge, upon written request to our corporate secretary, a copy of our code of conduct and statement of business ethics for our board of directors. Our code of conduct and statement of business ethics for our board of directors, as well as our corporate governance guidelines and the charters of the standing committees of our board of directors are posted on our website at www.firstmarblehead.com, and each of these documents is available in print to any stockholder who submits a written request to our corporate secretary. If we amend our code of conduct or grant a waiver under our code of conduct to an officer or anyone functioning as our controller, we intend to post information about such amendment or waiver on our website.

Item 1A.   Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this annual report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this annual report, we have provided structural advisory and other services for 31 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 74% of our total service revenue for fiscal 2006, 76% of our total service revenue for fiscal 2005 and 78% of our total service revenue for fiscal 2004. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

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

Our financial performance and future growth depend in part on our continued success in structuring securitizations. Several factors may affect both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

•       degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate;

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

•       challenges to the enforceability of student loans based on violations of federal or state consumer protection laws and related regulations, or imposition of penalties or liability on assignees of student loans for violation of such laws and regulations; and

•       any material downgrading or withdrawal of ratings given to securities previously issued in securitizations that we structured, or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure.

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

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of the residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Accounting rules require that these receivables be recorded at fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rate trends, the spread between LIBOR and the auction rates on our senior auction rate notes, the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If the actual performance of some or all of the securitization trusts varies from the key assumptions we use, the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.”  In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

Our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders.

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

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank and Bank of America. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank loans represented approximately 26% of our total service revenue for fiscal 2006 and approximately 30% of our total service revenue for fiscal 2005. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 16% of total service revenue for fiscal 2006 and approximately 18% of total service revenue for fiscal 2005. We also structure and support private student loan programs for companies such as CFS that assist lenders such as Charter One Bank, N.A. in marketing their programs to customers. Structural advisory fees and residuals from securitization of loans marketed by CFS represented approximately 10% of our total service revenue for fiscal 2006 and approximately 17% of our total service revenue for fiscal 2005. JPMorgan Chase Bank acquired CFS in March 2006, and we entered into an agreement with JPMorgan Chase Bank in May 2006 that terminated our previous agreement with CFS. Under our new agreement, JPMorgan Chase Bank agreed to increase its marketing expenditures in connection with its Education One loan program in an amount equal to CFS’s marketing commitment under its previous agreement with us, although we cannot assure you that the resulting loan volume will offset the loss of the loan volume derived from CFS.

We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which Charter One Bank serves as a program lender are generally scheduled to terminate in May 2007. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement on or after June 1, 2007, upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Our two agreements with Bank of America that govern the purchase of GATE loans expire on November 30, 2006. In the absence of termination, both agreements will automatically renew for successive one-year terms, but can be terminated by either party with 90 days notice. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

A significant decline in services to JPMorgan Chase Bank or Bank of America, or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results could suffer as a result.

The outsourcing services market for education lending is highly competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

We assist national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, in structuring and supporting their private education loan programs. We receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than us to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In March 2006, our client JPMorgan Chase Bank completed its acquisition of CFS, a marketer of education loans we facilitate. This acquisition could result in the emergence of a new competitor with the ability to offer outsourced services, including securitization services, for private student loans. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, SLM Corporation, or Sallie Mae, and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s recently announced private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

In addition, there has been significant consolidation within the banking industry. For example, in 2004 Charter One Financial, Inc., the publicly-traded parent company of Charter One Bank was acquired by Citizens Financial Group, Inc. and Bank One Corporation was acquired by JP Morgan Chase & Co. In addition, Sallie Mae acquired our client, Southwest Student Services Corporation, resulting in termination of our relationship with that client. The acquisition by JPMorgan Chase Bank of CFS could result in a reduction in our business with either or both of them. The merger may also negatively affect the volume of Charter One Bank loans that we process and securitize, because Charter One Bank no longer serves as a program lender for CFS loan programs that we facilitate. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

We provide outsourcing services to lenders, loan marketers and educational institutions, as well as businesses and other organizations, in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $106.1 million, or 19% of total service revenue, for fiscal 2006, and $78.2 million or 19% of total service revenue, for fiscal 2005. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

•       we may not be able to offer our clients guarantee services from another guarantor and, accordingly, our access to loans and our opportunities to structure securitization transactions may diminish significantly;

•       we may not be successful in establishing an arrangement with a third-party to provide the warranties that TERI currently provides to lenders related to origination services. In such case, we may be required to provide such warranties; and

•       if TERI is unable to provide guarantee services, any financial guarantee insurance coverage we obtain in securitization transactions could be more costly, if it is available at all.

In such events, demand for our services, including opportunities to structure and facilitate securitization transactions, could decline, which would adversely affect our business. In addition, the value of the loans in the securitization transactions we facilitate could decline and the value of our residuals could be reduced.

Our business could be adversely affected if TERI’s ratings are downgraded.

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of June 30, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. Finally, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of June 30, 2006, PHEAA serviced a majority of loans whose origination we suppport. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fees and residuals receivable. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in the annual or aggregate limitations under federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge the gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. During February 2006, Congress passed, and the President signed, the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits do not change, the Deficit Reduction Act of 2005 increases amounts that first and second year college students may borrow and makes Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 15% during fiscal 2006 and 13% during fiscal 2005 of our total loan facilitation volume. The loan limit increases take effect July 1, 2007 while most other provisions took effect July 1, 2006. This recent legislation, as well as future legislation, could weaken the demand for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

The timing of our securitization activities and size of our securitization transactions will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and may continue to vary significantly on a quarterly basis. In fiscal 2006, we recognized 6%, 41%, 26% and 27% of our total service revenue in the respective fiscal quarters of fiscal 2006. In fiscal 2005, we recognized 5%, 37%, 29%, and 29% of our total service revenue in the respective fiscal quarters of fiscal 2005. Our quarterly revenue varied primarily because of the timing of the securitizations that we structured. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter, and two securitizations in the fourth quarter, but none in the first quarter. In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter, and three securitizations in the fourth quarter, but none in the first quarter. Unlike in previous fiscal years, we expect to facilitate one securitization in the first quarter of fiscal 2007. Variations in the size of each securitization transaction will continue to result in variability of our operating results on a quarterly basis. The timing and size of our planned securitization activities may be affected by the seasonality of student loan applications and loan originations, as well as the other factors that could adversely affect our securitization activities. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2006, we processed 37% of our total loan facilitation volume in the first quarter ended September 2005, and 19%, 25% and 19% of our total loan facilitation volume in the respective successive quarters. In fiscal 2005, we processed 39% of our total loan facilitation volume in the first quarter ended September 30, 2004, and 21%, 24% and 16% of our total loan facilitation volume in the respective successive quarters.

If competitors acquire or develop a student loan database or advanced loan information processing systems, our business could be adversely affected.

We own a proprietary database of historical information on private student loan performance that we use to help us establish the pricing provisions of new loan programs on behalf of lenders, determine the terms of securitization transactions and establish the fair value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our student loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the student loan market originate or service loans, they compile over time information for their own student loan performance database. If a third party creates or acquires a student loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivables, as well as demand for private student loans and our services.

Student loans typically carry floating interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding student loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. If the prepayment or default rates increased for the student loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivable, and future securitization transactions may be less profitable for us. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of business, that reliance will increase. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure or interruption, or breach in security, of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in states such as California that require such notification, with possible civil liability resulting from such failure, interruption or breach. We cannot assure you that such failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or telephone systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. In addition, we have not instituted redundancy for key systems. The occurrence of any failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

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

Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the borrower information that we process in connection with the loans. Implementation of systems and procedures to address these requirements would increase our compliance costs. If we were to experience a data security breach, or if we or the securitization trusts that we administer otherwise improperly disclose confidential customer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, pending legislative proposals, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information.

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

The number of our employees increased to 917 full-time and 15 part-time employees as of June 30, 2006 from 842 full-time, 11 part-time and 36 seasonal employees as of June 30, 2005. Many of these employees have limited experience with us and a limited understanding of our systems and controls. From our inception to June 30, 2006, our assets have grown to $770.3 million. Our revenue increased to $563.6 million for fiscal 2006 from $418.0 million for fiscal 2005 and $199.3 million for fiscal 2004. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

We have recently begun to co-source some borrower service functions, including some call center operations, in an effort to reduce costs and enhance our ability to process an increasing volume of loans. We have limited experience with our co-sourcing vendor and rely on the vendor to provide a high level of customer service. Our reliance on this external service provider subjects us to risks associated with inadequate or untimely services, and could result in a lower number of loans than we would experience if we performed the service function in-house.

We have applied to the Office of Thrift Supervision to acquire Union Federal Savings Bank, North Providence, Rhode Island, and if the acquisition is approved, we may face challenges in integrating our products, services and employees.

We cannot assure you that we will be able to:

•       expand our systems effectively;

•       allocate our human resources optimally;

•       identify and hire qualified employees or vendors; or

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

Based on the advice of counsel and, in some states, additional informal advice from state regulators, we have been operating on the basis that no registrations or licenses for loan brokers and loan arrangers are required of us. Although we believe that our prior consultations with national and local counsel identified all material registration, licensing and other regulatory requirements then applicable, we are currently analyzing the preliminary results of a nationwide review of state registration and licensing requirements that may be applicable to us now, in view of the expansion of the scope of the services we provide, our plans for future activities and the time that has elapsed since our prior review. As a result of this current review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which registration or licensing is required, we will proceed with registration or licensing in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with registration or licensing in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

•       curtailment of our ability to continue to conduct business in the relevant jurisdiction, pending processing of registration or a license application;

•       administrative enforcement actions;

•       class action lawsuits;

•       the assertion of legal defenses delaying or otherwise affecting the enforcement of loans; and

•       criminal as well as civil liability. This could have a material adverse effect on our business.

If the regulatory exemptions or rulings that allow us to conduct our business without registration or licensing are modified or revoked, or the statutory and regulatory requirements change in the future, our compliance costs could increase substantially.

The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensing because, as a provider of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate, as well as GATE loans we support, include amounts as small as $1,000, and a small portion of those loans have combined interest rates and fees exceeding 12%. We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination.

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

Third parties with which we do business, including federal and state chartered financial institutions as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third-party marketers with which we do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

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

Recent litigation has sought to re-characterize “payday loan” marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer, the loans that we securitize would be subject to individual state consumer protection laws.

We provide financial and educational institutions, as well as other organizations, with an integrated suite of services in support of private student loan programs. All of the lenders with which we work are federally-insured banks and credit unions and, therefore, are not subject to many state consumer protection laws, including limitations on certain interest rates, fees and other charges. In providing our services, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we securitize are regulated in accordance with the laws and regulations applicable to the lenders.

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

Although we do not make, guarantee or service the loans and our activities are done in the name of and under the control and supervision of lenders, additional state consumer protection laws would be applicable to the loans if we, or any third-party loan marketer whose activities we coordinate, were re-characterized as a lender, and the loans (or the provisions governing interest rates, fees and other charges) could be unenforceable. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending. However, such actions could have a material adverse effect on our business.

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

•  purchases or sales of large blocks of our stock; or

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of July 31, 2006, we had 62,805,814 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 39% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We may not receive approval from the Office of Thrift Supervision to acquire Union Federal Savings Bank.

In July 2006, we submitted an application to the OTS for approval to acquire Union Federal Savings Bank in North Providence, Rhode Island, from Union Bank, a Rhode Island banking corporation. We cannot assure you that we will receive OTS approval, which is based on a number of factors, including an assessment of the financial and managerial resources and future prospects of First Marblehead and Union Federal, and the impact of the acquisition on competition in the parties’ respective markets. Moreover, as a condition to approving the acquisition, the OTS may impose restrictions on us and may require prior approval of any future material changes to Union Federal’s business plans. Even if we do receive approval, it may not be in a timely manner. We have already spent significant time and resources on this proposed acquisition and the OTS application, and the OTS review process could further divert the attention of senior management from our business operations. If the OTS does not approve our acquisition of Union Federal, our growth strategy and business prospects could be materially adversely affected.

We do not have experience with being regulated as a savings and loan holding company.

We are not currently regulated as a savings and loan holding company or bank holding company, and do not control any FDIC-insured institution. If we receive OTS approval, upon acquiring control of Union Federal, we would become subject to regulation as a savings and loan holding company and would be limited to activities that are financial in nature and certain real-estate related activities. We would also be required to register with the OTS and file periodic reports, and would be subject to examination by the OTS. The OTS would also have certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices.

In addition, savings banks such as Union Federal are subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure of a savings bank to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on a saving bank’s operations and financial statements.

There is a risk that we could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules will depend largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have an adverse effect on our business, financial condition and operating results.

Some provisions in our restated certificate of incorporation and amended and restated by-laws may deter third-parties from acquiring us.

Our restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices in Marblehead, Massachusetts, Medford, Massachusetts and New York, New York. The following table summarizes information with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Marblehead, MA	Corporate offices	8,000	2007
Boston, MA (Boylston Street)	Headquarters	51,972	2014
Boston, MA (St. James Avenue)	Loan processing	125,202	2014
		3,364	2006
Medford, MA	Loan processing	136,496	2011
New York, NY	Trust administration	500	Month-to-month

We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.                        Legal Proceedings

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the trading symbol FMD. The following table sets forth the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and cash dividends declared per then outstanding share of our common stock, for each quarterly period within our two most recent fiscal years.

	High	Low	Cash Dividends
Fiscal 2006
First Quarter	$36.38	$21.00	$0.12
Second Quarter	35.50	20.89	0.12
Third Quarter	50.00	31.44	0.12
Fourth Quarter	58.26	42.60	0.12
Fiscal 2005
First Quarter	$51.00	$37.25	—
Second Quarter	59.56	46.67	—
Third Quarter	73.27	53.07	—
Fourth Quarter	60.99	32.52	—

Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on August 31, 2006, we had 34 holders of record of our common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Dividends

Although we will continue to retain earnings for use in the operation and expansion of our business, in fiscal 2006 we returned cash to our stockholders by initiating a quarterly cash dividend. Cash dividends of $0.12 per outstanding share of our common stock were paid in each quarter of fiscal 2006.

Although it is our current intention to pay quarterly cash dividends in fiscal 2007, any decision to pay future cash dividends will be made by our board of directors and will depend upon our earnings, financial condition, capital requirements and such other factors as the board of directors deems relevant. On September 7, 2006, our board of directors declared a quarterly cash dividend of $0.15 per outstanding share of our common stock, payable on September 25, 2006 to stockholders of record at the close of business on September 18, 2006.

Use of Proceeds from Sale of Registered Securities

In our initial public offering, or IPO, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through June 30, 2006, we have not spent any of the net proceeds of the IPO, which have been invested in cash, cash equivalents and short-term investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Issuer Purchases of Equity Securities

On September 29, 2005, we announced a repurchase program of up to 5,000,000 shares of our common stock. We did not repurchase any shares of common stock pursuant to this program during the three months ended June 30, 2006. Through June 30, 2006, we repurchased an aggregate of 2,346,800 shares under this program at an average price paid per share, excluding commissions, of $27.64. As of June 30, 2006, an additional 2,653,200 shares of our common stock may be purchased under this program, which does not have a fixed expiration date. During July 2006, we repurchased 291,000 shares of common stock at an average purchase price per share, excluding commissions, of $47.83.

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

	Fiscal year ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Service revenues:
Up-front structural advisory fees	$208,178	$168,166	$83,896	$33,312	$11,547
Additional structural advisory fees:
From new securitizations	33,685	27,520	13,650	5,452	3,143
Trust updates	1,241	1,767	(351)	573	70
Total additional structural advisory fees	34,926	29,287	13,299	6,025	3,213
Residuals:
From new securitizations	177,309	121,187	57,935	27,498	11,652
Trust updates	28,239	17,593	6,960	2,529	180
Total residual revenues	205,548	138,780	64,895	30,027	11,832
Processing fees from TERI	106,072	78,200	35,056	20,577	14,192
Administrative and other fees	8,848	3,544	2,114	1,415	475
Total service revenues	563,572	417,977	199,260	91,356	41,259
Operating expenses:
Compensation and benefits	89,214	67,608	34,839	19,816	11,488
General and administrative expenses	98,593	76,568	35,693	16,071	10,521
Total operating expenses	187,807	144,176	70,532	35,887	22,009
Income from operations	375,765	273,801	128,728	55,469	19,250
Other income (expense):
Interest income (expense), net	5,463	3,288	73	(1,456)	(1,714)
Other	2,526	—	—	—	—
Total other income (expense)	7,989	3,288	73	(1,456)	(1,714)
Income before income tax expense	383,754	277,089	128,801	54,013	17,536
Income tax expense	147,794	117,424	53,530	22,514	5,307
Net income	$235,960	$159,665	$75,271	$31,499	$12,229
Income Per Share Data:
Net income per common share:
Net income per share, basic	$3.71	$2.46	$1.27	$0.59	$0.24
Net income per share, diluted	3.68	2.39	1.19	0.55	0.23
Cash dividends declared per share	0.48	—	—	—	—
Weighted average shares outstanding, basic	63,577	65,033	59,048	53,099	51,122
Weighted average shares, outstanding, diluted	64,172	66,804	63,516	56,831	54,074

	June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75,711	$193,796	$168,712	$18,327	$7,316
Short-term investments	67,250	—	—	—	—
Service receivables	551,567	309,590	148,881	56,905	20,393
Total assets	770,346	558,193	360,056	87,053	39,016
Total liabilities	194,177	136,627	81,920	34,629	20,381
Total stockholders’ equity	576,169	421,566	278,136	52,424	18,635

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our “Selected Financial Data” and consolidated financial statements and accompanying notes attached as Appendix A to this annual report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part I of this annual report.

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

The following table presents certain financial and operating information for the fiscal years ended June 30, 2006, 2005 and 2004.

	Fiscal year ended June 30,
	2006	2005	2004
	(dollars in thousands)
Approximate loan applications processed	938,000	876,000	565,000
Approximate number of schools with loans facilitated	5,600	5,300	4,800
Approximate principal amount of loans facilitated	$3,362,565	$2,662,106	$1,800,568
Approximate principal amount of loans facilitated that were also available to us for securitization	$2,920,048	$2,179,524	$1,377,329
Approximate principal balance of loans facilitated and available to us at year end for later securitization	$663,800	$385,804	$276,109

The principal balance of loans facilitated and available to us at year end for later securitization fluctuates as a result of several factors including (a) the timing of securitizations prior to year end, (b) the cut off date for loan purchases as securitizations take place, (c) the loan purchase eligibilty criteria included in the different note purchase agreements that govern the purchase of loans for securitization and (d) the daily volume of loans facilitated prior to year end. We have provided structural, advisory and other services for 31 securitization transactions since our formation in 1991.

We offer services in connection with two primary loan programs:

•       Private label programs that are:

•        “direct to consumer,” or marketed directly to prospective student borrowers and their families by:

•       lenders;

•       businesses, unions, affinity groups and other organizations;

•       third parties that are not themselves lenders which market loans on behalf of the lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund these loans as program lenders; and

•        “school channel,” or marketed directly to educational institutions by:

•       lenders; and

•       education loan marketers on behalf of program lenders.

•       Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

During fiscal 2006 and 2005, we securitized both private label loans and GATE loans. One of the securitizations that we structured in the fourth quarter of fiscal 2006 included both GATE loans and a portfolio of loans formerly held by Chela Funding II, LLC, which we refer to as the Chela Loans. Our private label programs, including processing fees from TERI, contributed $544.8 million or 97% of our total service revenue in fiscal 2006, while our GATE programs and the securitization of Chela Loans contributed $18.8 million or 3% of our total service revenue in fiscal 2006. During fiscal 2005, our private label programs, including processing fees from TERI, contributed $405.1 million or 97% of our total service revenue, while our GATE programs contributed $12.8 million or 3% of our total service revenue.

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

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The following table shows the volume of loans facilitated during fiscal 2006 and fiscal 2005:

	Year ended June 30,
	2006	2005	2004
Approximate number of loans facilitated that were also available to us for securitization	296,000	231,000	156,000
Approximate number of loans facilitated	358,000	297,000	200,000
Aggregate principal amount of loans facilitated that were also available to us for securitization	$2.92 billion	$2.18 billion	$1.38 million
Aggregate principal amount of loans facilitated	$3.36 billion	$2.66 billion	$1.80 million

The dollar volume of loans that we facilitated that were available to us for securitization increased 34% in fiscal 2006 as compared to fiscal 2005. The total dollar volume of loans that we facilitated in fiscal 2006 increased 26% as compared to fiscal 2005.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of processing services for TERI-guaranteed loans, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we would provide outsourcing services, but would not have the exclusive right to securitize the loans that they originate.

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

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts obtain through the securitization process private student loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We utilize special purpose entities for the securitization of TERI-guaranteed private label loans. We refer to these trusts as private label loan trusts. In addition, National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans. In the future, we may securitize private label or GATE loans using NCT trusts, private label loan trusts or new trust vehicles.

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

We receive several types of fees in connection with our securitization services:

•       Structural advisory fees. We charge structural advisory fees that are paid in two portions:

•        Up-front. We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or shortly thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. In securitizations we facilitated in fiscal 2006 and fiscal 2005, these fees ranged from 1.6% to 8.5% of the aggregate principal and capitalized interest of the loans securitized; and

•        Additional. We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

•        in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of GATE loans securitized in fiscal years prior to fiscal 2005, an additional 10% of the residual cash flows. We are entitled to receive 100% of the residual cash flows for GATE loans securitized in fiscal 2005 and for GATE and Chela Loans securitized in fiscal 2006.

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, we currently expect to receive the residuals beginning approximately five to six years after the date of a particular securitization. In the case of securitizations in the NCT trusts that occurred prior to fiscal 2005, we expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization. In the case of the securitization in the NCT trusts that occurred in fiscal 2005 and fiscal 2006, we currently expect to receive residuals beginning five to six years after the date of securitization.

•       Administrative and other fees.   Our administrative and other fees represent primarily the administrative fees we receive from the trusts for their daily management and services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. We receive fees ranging from 5 to 20 basis points per year based on the student loan balance in the trust. Our administrative and other fees also include the reimbursement of out of pocket costs we receive from the securitization trusts related to marketing coordination services performed for some of our clients.

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

As required under GAAP, we also recognize additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured.

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

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and may continue to vary on a quarterly basis primarily because of the timing and size of the securitizations that we structure. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter and two securitizations in the fourth quarter. In fiscal 2005, we facilitated one securitization in the second quarter, one securitization in the third quarter and three securitizations in the fourth quarter. The following tables set forth our quarterly service revenue and net income (loss) for the quarters of fiscal 2006 and 2005:

	2006 fiscal quarters
	First	Second	Third	Fourth
	(in thousands)
Total service revenues	$35,071	$230,495	$149,174	$148,832
Net income (loss)	(5,442)	111,361	59,222	70,819

	2005 fiscal quarters
	First	Second	Third	Fourth
	(in thousands)
Total service revenues	$22,404	$155,837	$119,534	$120,201
Net income (loss)	(5,352)	74,530	47,438	43,048

Unlike in previous years, we expect to facilitate securitizations in each quarter of fiscal 2007. However, variations in the size of each securitization transaction will continue to result in variability of our operating results on a quarterly basis.

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

Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2006, which are attached as Appendix A to this document. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

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

•       the trend of interest rates over the life of the loan pool, including the forward LIBOR, and the spread between LIBOR and auction rates; and

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

The following table shows the approximate weighted average loan performance assumptions for the remaining life of the securitization trusts at June 30, 2006:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	Prepayments	Structural advisory fees	Residuals
Private label loan trusts	Private label	8.95%	40%	7%	7.16%	12%
NCT trusts	GATE/Other	17.87	48	5	7.16	12

In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select what we believe to be appropriate loan performance assumptions based on these tiers. We recently began facilitating loans under a new program for borrowers who have Fair, Isaac and Company, or FICO, scores within our current program parameters, but have information on their credit reports which indicate a higher risk of delinquency and default. We analyzed the default and recovery history of loans originated with similar characteristics and credit criteria to this new program and developed what we believe are appropriate loan performance assumptions based on this history. We worked, in consultation with TERI and our bank clients, to structure and price loan products for this category of borrowers. Loans under this new program are guaranteed by TERI and borrowers are charged higher interest rates and fees to cover our projected default assumptions. We expect the inclusion of these loans in future securitizations will result in higher overall default rate assumptions for the trusts used to securitize these loans.

Our private label loan programs, under which approximately 80% of the borrowers have creditworthy co-borrowers, typically a family member, have an extensive credit underwriting process. GATE programs had a borrower approval rate of approximately 83% in fiscal 2006 as a result of the credit support provided by the participating schools. Accordingly, we believe that borrowers in our private label programs will prepay at a higher rate and default at a lower rate than borrowers in our GATE programs.

At June 30, 2006, we used a 7.16% discount rate for valuing additional structural advisory fees, as compared to a 5.96% discount rate at June 30, 2005. Based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10-year spreads on triple-B rated structured finance and corporate debt securities. Based on market quotes for such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

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

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At June 30, 2006, we used a 10.0 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.0 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.6 basis points.

Except for the change to the discount rate applied to additional structural advisory fees to account for the change in the market rate of 10-year U.S. Treasury Notes, we did not materially change any loan performance assumptions regarding default rates, recovery rates or discount rates in valuing projected trust cash flows during fiscal 2006 or fiscal 2005. During the second quarter of fiscal 2006, we increased our estimate of the fair value of structural advisory fees by approximately $0.5 million and increased our estimate of the fair value of residuals receivables by approximately $3.1 million as a result of refinements to our prepayment rate assumptions and use of an enhanced cash flow model. During the fourth quarter of fiscal 2006, loans in the securitization trusts experienced higher prepayment rates than we had estimated would occur during this period of time, which reduced the positive net accretion that comes from updating the carrying value of our structural advisory fees and residuals receivables for the passage of time. We do not believe it is necessary at this time to alter our assumptions regarding future prepayments that we use to estimate the fair value of these receivables. We continue to monitor the performance of trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balance at each balance sheet date.

Sensitivity Analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates indices, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because most credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third-party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. For purposes of this sensitivity analysis, we have assumed no amounts in excess of the pledge fund established at the time of each securitization of private label loans are available to reimburse the trust for defaults. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trust.

The following table shows the estimated change in our structured advisory fees and residuals receivable balances at June 30, 2006 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2006, and changes in the assumed spread between 1 month LIBOR rates and auction rates, which are based on ..05% and .10% changes from the assumed levels for each key assumption:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$89,139	$88,717	$88,297	$87,876 87,876	$87,452
Change in receivables balance	0.95%	0.48%		(0.48)%	(0.96)%
Default recovery rate:
Total structural advisory fees	$88,129	$88,213	$88,297	$88,389	$88,482
Change in receivables balance	(0.19)%	(0.10)%		0.10%	0.21%
Annual prepayment rate:
Total structural advisory fees	$92,509	$90,353	$88,297	$86,334	$84,459
Change in receivables balance	4.77%	2.33%		(2.22)%	(4.35)%
Discount rate:
Total structural advisory fees	$95,677	$91,891	$88,297	$84,894	$81,654
Change in receivables balance	8.36%	4.07%		(3.85)%	(7.52)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$82,412	$85,370	$88,297	$91,098	$94,136
Change in receivables balance	(6.67)%	(3.31)%		3.17%	6.61%

	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$461,335	$457,084	$452,823	$448,574 87,876	$444,309
Change in receivables balance	1.88%	0.94%		(0.94)%	(1.88)%
Default recovery rate:
Total residual fees	$451,197	$451,994	$452,823	$453,656	$454,489
Change in receivables balance	(0.36)%	(0.18)%		0.18%	0.37%
Annual prepayment rate:
Total residual fees	$495,025	$473,430	$452,823	$433,130	$414,262
Change in receivables balance	9.32%	4.55%		(4.35)%	(8.52)%
Discount rate:
Total residual fees	$545,183	$496,526	$452,823	$413,882	$378,868
Change in receivables balance	20.40%	9.65%		(8.60)%	(16.33)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$423,948	$439,275	$452,823	$465,441 87,876	$477,036
Change in receivables balance	(6.38)%	(2.99)%		2.79%	5.35%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$456,931	$454,961	$452,823	$451,022	$449,054
Change in receivables balance	0.91%	0.47%		(0.40)%	(0.83)%

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

Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN No. 46, in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At June 30, 2006, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued exposure drafts that would amend FASB Statement No. 140. The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue final guidance in 2007. We are monitoring the status of the exposure drafts to assess their impact, if any, on our financial statements.

Results of Operations

Years ended June 30, 2006, June 30, 2005 and June 30, 2004

Revenue Related to Securitization Transactions

The following table sets forth for each of the past three fiscal years:

•       the total volume of loans securitized by loan type;

•       the securitization-related service revenue components, other than administrative and other fees, by dollar amount and as a percentage of the total volume of loans securitized; and

•       updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

Fiscal year:	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2006
Private label loans	$2,558,494	$202,000	7.9%	$31,895	1.2%	$233,895	$166,070	6.5%
GATE/Chela Loans	203,874	4,932	2.4	1,790	0.9%	6,722	11,239	5.5
Trust updates (2)	—	—		1,241		1,241	28,239
Other (3)	—	1,246		—		1,246	—
Total	$2,762,368	$208,178		$34,926		$243,104	$205,548
2005
Private label loans	$2,158,085	$161,184	7.5%	$26,374	1.2%	$187,558	$116,618	5.4%
GATE loans	104,408	5,975	5.7	1,146	1.1	7,121	4,569	4.4
Trust updates (2)	—	—		1,767		1,767	17,593
Other (3)	—	1,007		—		1,007	—
Total	$2,262,493	$168,166		$29,287		$197,453	$138,780
2004
Private label loans	$1,146,893	$78,446	6.8%	$12,620	1.1%	$91,066	$57,205	5.0%
GATE loans	98,127	5,450	5.6	1,030	1.1	6,480	730	0.7
Trust updates (2)	—	—		(351)		(351)	6,960
Total	$1,245,020	$83,896		$13,299		$97,195	$64,895

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

(3)          Represents the receipt of funds from various trusts’ cost of issuance accounts once it was determined that the trust no longer needed such cost of issuance funds.

Our private label loan products are marketed through two marketing channels: (a) direct to consumer, which generally refers to programs that lenders, education loan marketers, businesses, unions, affinity groups or other organizations market directly to prospective borrowers, and, (b) school channel, which refers to programs that lenders or third parties market indirectly through educational institutions. Private label loans do not include GATE loans, nor do they include Chela Loans that were securitized in June 2006. Our estimates of the allocation by marketing channel of our securitization revenues for fiscal 2006, 2005 and 2004, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel, are as follows:

				Percentage yield
Month and year				Up-front	Additional
of private label securitization	Marketing channel	Volume of loans securitized(1)		structural advisory fees	structural advisory fees	Residuals	Total(3)
Fiscal 2006
June 2006	Direct to consumer	$490	(89)%	8.8%	1.5%	8.0%	18.3%
	School channel	62	(11)	5.8	1.2	3.2	10.2
	Total	$552
	Blended yield(2)			8.4	1.5	7.5	17.4
March 2006	Direct to consumer	$527	(71)	8.7	1.2	7.7	17.5
	School channel	214	(29)	5.9	1.2	3.2	10.3
	Total	$741
	Blended yield(2)			7.9	1.2	6.4	15.5
October 2005	Direct to consumer	$921	(73)	8.8	1.2	7.5	17.5
	School channel	344	(27)	4.1	1.2	2.6	7.8
	Total	$1,265
	Blended yield(2)			7.5	1.2	6.2	14.9
Total for fiscal 2006		$2,558
	Blended yield(2)			7.9	1.2	6.5	15.6
Fiscal 2005
June 2005	Direct to consumer	$388	(84)%	9.3%	1.1%	6.5%	16.9%
	School channel	74	(16)	4.5	1.1	2.6	8.2
	Total	$462
	Blended yield(2)			8.5	1.1	5.9	15.5
June 2005	School channel	$174		1.6	1.9	0.6	4.1
February 2005	Direct to consumer	$445	(62)	9.6	1.1	6.1	16.7
	School channel	270	(38)	4.4	1.1	1.4	6.9
	Total	$715
	Blended yield(2)			7.6	1.1	4.4	13.1
October 2004	Direct to consumer	$744	(92)	8.4	1.2	7.5	17.1
	School channel	63	(8)	4.3	1.0	2.2	7.5
	Total	$807
	Blended yield(2)			8.1	1.2	7.1	16.4
Total for fiscal 2005		$2,158
	Blended yield(2)			7.5	1.2	5.4	14.1

Fiscal 2004
June 2004	Direct to consumer	$441	(71)%	8.2%	1.1%	5.3%	14.6%
	School channel	179	(29)	4.2	1.0	2.5	7.8
	Total	$620
	Blended yield(2)			7.0	1.1	4.4	12.5
December 2003	Direct to consumer	$483	(92)	6.4	1.1	5.8	13.3
	School channel	44	(8)	3.8	0.9	3.3	8.0
	Total	$527
	Blended yield(2)			6.2	1.1	5.6	12.9
Total for fiscal 2004		$1,147
	Blended yield(2)			6.8	1.1	5.0	12.9

(1)           Dollars in millions

(2)           Blended yield represents securitization revenues as a percentage of the total principal and accrued interest of loans securitized from all marketing channels at the date of securitization.

(3)           Due to rounding and the complex nature of these calculations, which involve allocating the total revenue for each securitization across the different markeing channels based on the profitability of each marketing channel, the total yield by marketing channel and securitization may not represent the sum of the individual yields by revenue source.

These yields by marketing channel represent an allocation of revenues and costs based on various estimates and assumptions regarding the relative profitability of these loans, and should be read with caution. Furthermore, these yields are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization, the average life of loans, which can be impacted by prepayments, the time of year that the loans are securitized and the relative mix of loans from students with various expected terms to graduation, the structure of, and prevailing market conditions at the time of a securitization, the marketing fees which our clients earn on loans we securitize for them, along with a number of other factors. Therefore, readers are cautioned that the blended yields and yields by marketing channel above may not be indicative of yields that we may be able to achieve in future securitizations.

Structural advisory fees

Structural advisory fees increased to $243.1 million in fiscal 2006 from $197.5 million in fiscal 2005 and $97.2 million in fiscal 2004. The increases in structural advisory fees were primarily a result of increases in securitization volume, as well as increases in average blended advisory fee yields.

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $208.2 million in fiscal 2006 from $168.2 million in fiscal 2005 and $83.9 million in fiscal 2004. The increases in up-front structural advisory fees between periods were primarily a result of increases in loan facilitation volume, which enabled us to securitize a greater amount of loans. An increase in up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield, also contributed to the increases in our revenue. We believe that these increases in the private label up-front structural advisory fee yield are due in part to more efficient securitization transactions due to an increased balance of student loans securitized, a change in the mix of student loans securitized and the introduction of new securitization structures.

The following table reflects the increases in up-front structural advisory fees attributable to the increases in securitization volume and changes in the fee yield and loan mix:

	Up-front structural advisory fees
Fiscal year	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee yield and loan mix	Total increase
	(in thousands)
2006	$2,762,368	$37,155	$2,857	$40,012
2005	2,262,493	68,563	15,707	84,270

Additional structural advisory fees

The additional component of structural advisory fees increased to $34.9 million in fiscal 2006 from $29.3 million in fiscal 2005 and $13.3 million in fiscal 2004. The increases in additional structural advisory fees between periods were primarily a result of increases in securitization volume.

The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the fiscal years ended June 30, 2006 and 2005:

	2006	2005
	(in thousands)
Fair value at beginning of period	$53,371	$24,084	(1)
Additions from structuring new securitizations	33,685	27,520
Fair value adjustments
Passage of time (present value accretion)	4,347	2,165
Other factors	(3,106)	(398)
Total fair value adjustments	1,241	1,767
Fair value at end of period	$88,297	$53,371

(1)          Excludes a $10.25 million structural advisory fee receivable from a December 2003 securitization transaction that we collected in July 2004.

During fiscal 2006, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.2 million. During fiscal 2005, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.8 million. These increases were primarily due to the accretion of the discounting inherent in the fair value estimates. During fiscal 2004, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $0.4 million, as the accretion of the discounting inherent in the fair value estimates was more than offset by the effect of an increase in the discount rate during the period.

On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect to begin to receive approximately five to seven years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rate experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury note rate plus 200 basis points. We applied a discount rate of 7.16% at

June 30, 2006, 5.96% at June 30, 2005 and 6.58% at June 30, 2004. A decrease in the 10-year U.S. Treasury note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

We made no changes in our assumptions regarding default rates or recovery rates for the private label loan trusts or NCT trusts during either fiscal 2006 or fiscal 2005. During our second quarter of fiscal 2006, we increased our estimate of the fair value of additional structural advisory fees by approximately $0.5 million as a result of refinements to our prepayment rate assumptions and use of an enhanced cash flow model.

Residuals

Service revenues from residuals increased to $205.5 million in fiscal 2006 from $138.8 million in fiscal 2005 and $64.9 million in fiscal 2004. The increase in service revenues from residuals was primarily a result of an increase in securitization volume. In estimating the fair value of our service revenues from residuals, we used a discount rate of 12% throughout fiscal 2006, 2005 and 2004.

The following table reflects the increases in service revenues from residuals attributable to the increase in securitization volume and the change attributable to updates to prior trusts:

		Residuals
Fiscal year	Total volume of loans securitized	Change attributable to increased securitization volume and change in loan mix	Change attributable to trust updates(1)	Total increase
	(in thousands)
2006	$2,762,368	$56,122	$10,646	$66,768
2005	2,262,493	63,252	10,633	73,885

1)               The change attributable to trust updates in fiscal 2006 and 2005 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these fair value estimates of residuals and an increase in the underlying receivable balance as a result of additional securitizations, rather than changes in our assumptions.

The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the years ended June 30, 2006 and 2005:

	2006	2005
	(in thousands)
Fair value at beginning of period	$247,275	$108,495
Additions from structuring new securitizations	177,309	121,187
Fair value adjustments
Passage of time (present value accretion)	39,950	19,712
Other factors	(11,711)	(2,119)
Total fair value adjustments	28,239	17,593
Fair value at end of period	$452,823	$247,275

Our estimates of the fair value of our residuals receivable resulted in an increase in their aggregate carrying value of approximately $28.2 million during fiscal 2006, $17.6 million during fiscal 2005 and $7.0 million during fiscal 2004 due primarily to the passage of time. The amount of the fair value adjustments also increased between periods as the underlying receivables balances increased. As we conduct more securitization transactions, we expect that adjustments for the passage of time will continue to increase and thereby add to the residual revenues that we discount to fair value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect for the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate that we use in estimating the fair value of these receivables. We used a 12% discount rate throughout fiscal 2006, 2005 and 2004. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” During the fourth quarter of fiscal 2006, loans in the securitization trusts experienced higher prepayment rates than we had estimated would occur during this period of time, which reduced the positive net accretion that comes from updating the carrying value of our structural advisory fees and residuals receivables for the passage of time. We do not believe it is necessary at this time to alter our assumptions regarding future prepayments that we use to estimate the fair value of these receivables. We continue to monitor the performance of trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balance at each balance sheet date.

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader ABS market. We believe that the 12% discount rate we use is appropriate given the maximum 24-year life of the trust assets and residuals.

Processing fees from TERI

Processing fees from TERI increased to $106.1 million in fiscal 2006 from $78.2 million in fiscal 2005 and $35.1 million in fiscal 2004. The increases were primarily due to increased reimbursed expenses required to process the increasing volume of private label loans that we facilitated during these periods. The volume of private label loans we facilitated increased to $3.2 billion in fiscal 2006 from $2.6 billion in fiscal 2005 and $1.7 billion in fiscal 2004. During fiscal 2006 and 2005, the increase was also due in part to the expansion of our loan processing facilities and information technology platform which were partially reimbursed by TERI.

Administrative and other fees

Administrative and other fees increased to $8.8 million in fiscal 2006 from $3.5 million in fiscal 2005 and $2.1 million in fiscal 2004. The increases were primarily due to increasing levels of fees we generated between periods from marketing coordination services provided to some of our clients. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during fiscal 2006 compared to fiscal 2005 and fiscal 2004. We derived approximately $4.0 million in fees from marketing coordination services in fiscal 2006. We did not generate any fees from marketing coordination services in fiscal 2005 or 2004. We earned administrative fees for the daily management of the securitization trusts of approximately $4.2 million in fiscal 2006, $2.8 million in fiscal 2005 and $1.6 million in fiscal 2004.

Operating Expenses

Total operating expenses increased to $187.8 million in fiscal 2006 from $144.2 million in fiscal 2005 and $70.5 million in fiscal 2004. Compensation and benefits increased to $89.2 million in fiscal 2006 from $67.6 million in fiscal 2005 and $34.8 million in fiscal 2004. General and administrative expenses increased to $98.6 million in fiscal 2006 from $76.6 million in fiscal 2005 and $35.7 million in fiscal 2004.

Compensation and benefits and general and administrative expenses increased in each of fiscal 2006, 2005 and 2004 primarily as a result of an increase in personnel. Our average total number of employees during fiscal 2006 was 17% higher than our total average number of employees during fiscal 2005, and our average total number of employees during fiscal 2005 was 89% higher than our average total number of employees during fiscal 2004. During fiscal 2006, we outsourced some customer service, loan facilitation and operations functions, resulting in a reduction in headcount for those areas, which was offset by an increase in headcount in information technology personnel. The increase in the number of information technology employees contributed to an overall increase in compensation and benefits expense in fiscal 2006. We hired additional personnel to meet the operating and information systems requirements from our growing loan processing and securitization activities.

General and administrative expenses also increased in fiscal 2006 as compared to fiscal 2005 and fiscal 2004 as a result of increases in several categories of expenses, offset in part by a decrease in consulting fees in fiscal 2006. Marketing coordination expenses increased to $12.1 million in fiscal 2006 from $4.5 million in fiscal 2005 and $0.7 million in fiscal 2004. The increase in marketing coordination expense was primarily due to our additional efforts to increase loan facilitation volumes for certain clients. Depreciation and amortization expense increased to $14.9 million in fiscal 2006 from $7.2 million in fiscal 2005 and $3.9 million in fiscal 2004. Occupancy costs increased to $14.5 million for fiscal 2006 from $11.2 million for fiscal 2005 and $4.4 million in fiscal 2004. The increase in depreciation and occupancy expense is primarily due to the expansion of our loan processing operations and corporate headquarters, which resulted in increased office space under lease and additional purchases of fixed assets. Equipment expenses increased to $10.9 million in fiscal 2006 from $5.7 million in fiscal 2005 and $2.1 million in fiscal 2004. The increase in equipment expenses was primarily due to an increase in software maintenance and license costs and an increase in leased equipment costs. Temporary employment services costs increased to $4.2 million in fiscal 2006 from $3.8 million in fiscal 2005 and $0.7 million in fiscal 2004. External call center costs increased to $10.0 million in fiscal 2006 from $5.5 million in fiscal 2005 and $2.8 million in fiscal 2004. The increases in temporary employment services expense and external call center costs were primarily due to increases in personnel necessary to process the increasing volume of loans facilitated between periods. Consulting fees were $12.4 million in fiscal 2006 compared to $16.1 million in fiscal 2005 and $6.1 million in fiscal 2004. The changes between periods were primarily due to fluctuations in external consulting costs used in the evaluation and improvement of our loan facilitation systems.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our master servicing agreement.

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
Fiscal year	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
2006	$54,305	$51,276	$105,581	$34,909	$47,317	$82,226	$187,807
2005	40,016	37,945	77,961	27,592	38,623	66,215	144,176
2004	18,314	16,709	35,023	16,525	18,984	35,509	70,532

Other Income

Interest income, net

Net interest income increased to $5.5 million in fiscal 2006 as compared to net interest income of $3.3 million in fiscal 2005 and net interest income of $0.1 million in fiscal 2004. The increases in interest income in the fiscal 2006 and 2005 periods were primarily due to increases in average yields on investments. The increase in income in fiscal 2006 and 2005 compared to fiscal 2004 was also due to greater average cash balances available for investment. Interest expense was $0.9 million in fiscal 2006, $0.6 million in fiscal 2005 and $0.7 million in fiscal 2004. Interest expense for all periods is due primarily to our capital lease obligations and our notes issued to TERI in 2001 to finance our purchase of TERI’s loan processing operations and loan database.

Other

During fiscal 2006, we realized a gain of $2.5 million upon the early termination of an operating lease for a corporate aircraft. The terms of the lease allowed us the ability to benefit from the appreciation in value of the leased aircraft upon its termination.

Income Tax Expense

Income tax expense increased to $147.8 million in fiscal 2006 from $117.4 million in fiscal 2005 and $53.5 million in fiscal 2004. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods. In fiscal 2006, our effective tax rate, or income tax expense as a percentage of income before tax expense, decreased to 38.5% as a result of certain tax allocation strategies implemented during the year which changed the mix of tax rates applicable to income before tax. Approximately 1.6% of the decrease in the effective rate was due to a reduction in our deferred tax liability in the current year as a result of a decrease in the tax rates expected to apply to income earned in prior years. We expect these tax allocation strategies will decrease the amount of income subject to tax and, as a result, will decrease our effective tax rate in future periods.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations and the proceeds of our initial public offering in November 2003, which resulted in net proceeds to us of approximately $115.1 million. We believe, based on our current operating plan and the proceeds of our initial public offering, that our current cash and cash equivalents will be sufficient to fund our operations through at least fiscal 2007.

Long-term Funding Requirements

We expect to fund the growth of our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business, or we may be required to delay or eliminate our quarterly cash dividends to our stockholders.

Our actual liquidity and capital funding requirements may depend on a number of factors, including:

•       the amount and timing of receipt of additional structural advisory fees and residuals;

•       our facilities expansion needs;

•       the extent to which our services gain increased market acceptance and remain competitive;

•       the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders;

•       the timing, size and composition of the loan pools of the securitization transactions that we structure;

•       the timing and magnitude of income tax payments; and

•       the costs and timing of acquisitions of complementary businesses.

Treasury Stock

We had treasury stock of $121.5 million at June 30, 2006 and $55.7 million at June 30, 2005. Our treasury stock balance was derived from the repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 1,500,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 5,000,000 shares of our common stock in the first quarter of fiscal 2006. As of June 30, 2006, we had repurchased an aggregate of 3,846,800 shares at an average price, excluding commissions, of $31.57 per share. During July 2006, we repurchased 291,000 shares of common stock at an average purchase price per share, excluding commissions, of $47.83.

Cash, Cash Equivalents and Short-term Investments

At June 30, 2006, we had $143.0 million in cash, cash equivalents and short-term investments. At June 30, 2005, we had $193.8 million in cash and cash equivalents. The decrease in cash and cash equivalents is primarily due to cash used to fund repurchases of our common stock and the payment of cash dividends during fiscal 2006, offset by cash generated from our June 2006, March 2006 and October 2005 securitization transactions. Cash, cash equivalents, and short-term investments at June 30, 2006 primarily include investments in variable rate demand notes and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Service Receivables

Our service receivables increased to $551.6 million at June 30, 2006 from $309.6 million at June 30, 2005, primarily as a result of the structural advisory fees and residuals generated from the June 2006, March 2006 and October 2005 securitization transactions. The increase in service receivables was also due to an increase in our estimate of the fair value of our residuals receivable of $28.2 million during fiscal 2006 primarily as a result of the accretion of the discounting inherent in the fair value estimates due to the passage of time.

Property and Equipment, net

In fiscal 2006, our property and equipment, net decreased by $2.4 million, as $13.4 million of depreciation expense recorded during the period was offset in part by $10.0 million we spent on the expansion and improvement of our loan processing facilities and systems. In fiscal 2006, we financed the acquisition of an additional $1.1 million in property and equipment through capital leases.

Prepaid Income Taxes

We had prepaid income taxes of $11.6 million at June 30, 2006 as compared to $2.6 million at June 30, 2005. At June 30, 2006, this balance was primarily derived from the income tax benefit of employee stock option exercises and tax allocation strategies implemented in the fourth quarter of fiscal 2006.

Other Prepaid Expenses

We had other prepaid expenses of $17.3 million at June 30, 2006 compared to $4.2 million at June 30, 2005. The increase in other prepaid expenses was primarily due to an increase in prepaid and deferred marketing expenses of approximately $12.1 million and an increase of in prepaid insurance of approximately $1.1 million.

Other Assets

We had other assets of $5.1 million at June 30, 2006 and $3.2 million at June 30, 2005. The increase in other assets is primarily due to $1.0 million in insurance premiums and excise taxes expected to be refunded to us.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $34.4 million at June 30, 2006 and $33.3 million at June 30, 2005. Our accrued bonuses were approximately $1.0 million higher at June 30, 2006 as compared to June 30, 2005. Our accrued consulting expenses were approximately $0.6 million higher at June 30, 2006, as compared to June 30, 2005. Our accounts payable were $1.0 million lower at June 30, 2006 as compared to June 30, 2005, primarily due to the timing of the receipt and processing of invoices.

Net Deferred Income Tax Liability

We have a net deferred income tax liability primarily because, under GAAP, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during fiscal 2006, which more than offset the recognition of our share of taxable income from the securitization trusts. During fiscal 2006 we implemented certain tax allocation strategies which decreased our net deferred income tax liability required for income earned in prior years by $6.1 million during fiscal 2006.

Capital Lease Obligations

We had capital lease obligations of $8.8 million at June 30, 2006 and $12.1 million at June 30, 2005. The decrease in capital lease obligations was due to scheduled principal payments made during fiscal 2006.

Notes Payable to TERI

We had notes payable to TERI of $4.5 million at June 30, 2006 and $5.3 million at June 30, 2005. The balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001. The decrease in notes payable to TERI is due to the scheduled principal payments made during fiscal 2006.

Other Liabilities

We had other liabilities of $2.2 million at June 30, 2006 and $1.7 million at June 30, 2005. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

In addition to our notes payable and the agreement with TERI to purchase updates to the student loan database, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating and capital leases. The table below summarizes the dollar amounts of our contractual obligations as of June 30, 2006 for the periods specified:

	Contractual obligations
Fiscal year	Long-term debt	Database purchases	Operating lease obligations	Capital lease obligations	Total
	(in thousands)
2007	802	248	11,555	4,204	16,809
2008	852	248	10,855	3,350	15,305
2009	904	248	8,543	1,114	10,809
2010	960	248	9,027	712	10,947
2011	1,019	248	9,062	—	10,329
Total	$4,537	$1,240	$49,042	$9,380	$64,199

Cash Flows

Our net cash provided by operating activities decreased to $49.7 million in fiscal 2006, compared to $108.4 million in fiscal 2005. The decrease in cash provided by operations resulted primarily from increases in residual receivables and structural advisory fee receivables offset in part by our increase in net income and deferred income tax expense.

We used $78.0 million of net cash in investing activities during fiscal 2006 compared to $23.3 million during fiscal 2005. The principal uses of net cash during fiscal 2006 were purchases of short-term investments, capital expenditures related to the expansion and improvement of our loan processing facilities and systems and, to a lesser extent, payments for loan database updates from TERI. These uses of cash were offset by sales of short-term investments. Net cash used in investing activities increased during the fiscal 2006 period primarily as a result of investments in short-term investments.

We used net cash of $89.8 million in financing activities in fiscal 2006 compared to $60.0 million in fiscal 2005. We used cash in financing activities during fiscal 2006 primarily for our repurchases of common stock and cash dividends paid to common stockholders. We used cash in financing activities during fiscal 2005 primarily for our repurchases of common stock.

We expect that our capital expenditure requirements for fiscal 2007 will be approximately $22.1 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At June 30, 2006, outstanding principal on these notes totaled $4.5 million as compared to $5.3 million at June 30, 2005.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN No. 48 on July 1, 2007. We are currently evaluating the provisions of FIN No. 48 and have not yet determined the impact, if any, on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, which we refer to as SFAS No. 155. SFAS No. 155 will be effective for us beginning in the first quarter of fiscal 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which we refer to as SFAS No. 156. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140 for subsequent measurement. SFAS No. 156 will be effective for us beginning in the first quarter of fiscal 2007. The adoption of SFAS No. 156 is not expected to have any material impact on our consolidated financial condition or results of operations.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates applicable to our cash, cash equivalents and short-term investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At June 30, 2006, cash, cash equivalents and short-term investments consisted primarily of investments in variable rate demand notes, tax exempt commercial paper and money market funds, all of which were due on demand or within one year. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and short-term investments.

Risk Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at June 30, 2006 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Item 8.                        Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included as Appendix A hereto and incorporated in this report by reference.

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The report required to be filed hereunder is included in Appendix A hereto and incorporated in this report by reference.

Attestation Report of our Independent Registered Public Accounting Firm

The report required to be filed hereunder is included in Appendix A hereto and is incorporated in this report by reference.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2006 in connection with our 2006 annual meeting of stockholders (our “2006 Proxy Statement”).

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item with respect to our executive officers and code of ethics is included in Item 1 of Part I of this report.

The information required by this item with respect to directors will be contained in our 2006 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this report by reference.

The information required by this item with respect to the audit committee financial expert and identification of the members of the audit committee of the board of directors will be contained in our 2006 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters for the compensation committee and nominating and corporate governance committees, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or emailing Investor Relations at info@firstmarblehead.com.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2006 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.

Item 11.                 Executive Compensation

The information required by this item with regard to comparative stock performance will be contained in our 2006 Proxy Statement under the caption “Other Information—Comparative Stock Performance” and is incorporated in this report by reference.

The other information required by this item will be contained in our 2006 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this report by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2006 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2006 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this report by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will be contained in our 2006 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this report by reference.

Item 14.                 Principal Accounting Fees and Services

The information required by this item will be contained in our 2006 Proxy Statement under the caption “Discussion of Proposals—Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this annual report:

(1)         Financial Statements.

The consolidated financial statements are included as Appendix A hereto (see index on page F-1) and are filed as part of this annual report. The consolidated financial statements include:

(2)         Financial Statement Schedules.

None.

(3)         Exhibits.

The exhibits set forth on the Exhibit Index following Appendix A to this annual report are filed as part of this annual report. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2006.

THE FIRST MARBLEHEAD CORPORATION
By:	/s/ JACK L. KOPNISKY
Jack L. Kopnisky
Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 12, 2006:

Signature	Title(s)
/s/ JACK L. KOPNISKY	Chief Executive Officer, President and Chief Operating
Jack L. Kopnisky	Officer (Principal Executive Officer)
/s/ PETER B. TARR
Peter B. Tarr	Chairman of the Board and General Counsel
/s/ DONALD R. PECK	Executive Vice President, Chief Financial Officer, Treasurer
Donald R. Peck	and Secretary (Principal Financial and Accounting Officer)
/s/ LESLIE L. ALEXANDER
Leslie L. Alexander	Director
/s/ STEPHEN E. ANBINDER
Stephen E. Anbinder	Director
/s/ WILLIAM R. BERKLEY
William R. Berkley	Director
/s/ DORT A. CAMERON III
Dort A. Cameron III	Director
/s/ GEORGE G. DALY
George G. Daly	Director

/s/ PETER S. DROTCH
Peter S. Drotch	Director
/s/ WILLIAM D. HANSEN
William D. Hansen	Director

APPENDIX A

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The First Marblehead Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on the Company’s assessment of its internal control over financial reporting. That report appears on page F-3.

/s/ JACK L. KOPNISKY
Chief Executive Officer, President and Chief Operating Officer
/s/ DONALD R. PECK
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The First Marblehead Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The First Marblehead Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First Marblehead Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
September 12, 2006

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(in thousands, except per share amounts)

	2006	2005
ASSETS
Cash and cash equivalents	$75,711	$193,796
Short-term investments	67,250	—
Service receivables:
Structural advisory fees	88,297	53,371
Residuals	452,823	247,275
Processing fees from The Education Resources Institute (TERI)	10,447	8,944
	551,567	309,590
Property and equipment	60,358	49,269
Less accumulated depreciation and amortization	(23,615)	(10,174)
Property and equipment, net	36,743	39,095
Goodwill	3,176	3,176
Intangible assets, net	1,897	2,620
Prepaid income taxes	11,649	2,594
Other prepaid expenses	17,272	4,163
Other assets	5,081	3,159
Total assets	$770,346	$558,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$34,430	$33,318
Net deferred income tax liability	144,240	84,208
Capital lease obligations	8,789	12,118
Notes payable to TERI	4,537	5,292
Other liabilities	2,181	1,691
Total liabilities	194,177	136,627
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at June 30, 2006 and 2005; 66,889 and 66,368 shares issued at June 30, 2006 and 2005, respectively; 63,042 and 64,899 shares outstanding at June 30, 2006 and 2005, respectively	669	664
Additional paid-in capital	217,955	206,452
Retained earnings	479,090	273,589
Deferred compensation	—	(3,131)
Treasury stock, 3,847 and 1,469 shares held at June 30, 2006 and June 30, 2005, respectively, at cost	(121,545)	(55,665)
Accumulated other comprehensive loss	—	(343)
Total stockholders’ equity	576,169	421,566
Total liabilities and stockholders’ equity	$770,346	$558,193

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2006, 2005 and 2004
(in thousands, except per share amounts)

	2006	2005	2004
Service revenues:
Up-front structural advisory fees	$208,178	$168,166	$83,896
Additional structural advisory fees:
From new securitizations	33,685	27,520	13,650
Trust updates	1,241	1,767	(351)
Total additional structural advisory fees	34,926	29,287	13,299
Residuals:
From new securitizations	177,309	121,187	57,935
Trust updates	28,239	17,593	6,960
Total residual revenues	205,548	138,780	64,895
Processing fees from TERI	106,072	78,200	35,056
Administrative and other fees	8,848	3,544	2,114
Total service revenues	563,572	417,977	199,260
Operating expenses:
Compensation and benefits	89,214	67,608	34,839
General and administrative expenses	98,593	76,568	35,693
Total operating expenses	187,807	144,176	70,532
Income from operations	375,765	273,801	128,728
Other income:
Interest income, net	5,463	3,288	73
Other	2,526	—	—
Total other income	7,989	3,288	73
Income before income tax expense	383,754	277,089	128,801
Income tax expense	147,794	117,424	53,530
Net income	$235,960	$159,665	$75,271
Net income per share, basic	$3.71	$2.46	$1.27
Net income per share, diluted	3.68	2.39	1.19
Cash dividends declared per share	0.48	—	—
Weighted average shares outstanding, basic	63,577	65,033	59,048
Weighted average shares outstanding, diluted	64,172	66,804	63,516

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2006, 2005 and 2004
(in thousands, except per share amounts)

								Accumulated
								other
	Common stock				Additional			comprehensive	Total
	Issued		In treasury		Paid-in	Retained	Deferred	income (loss),	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	compensation	net of tax	equity
Balance at June 30, 2003	53,186	$532	—	$—	$13,240	$38,653	$—	$—	$52,425
Net income	—	—	—	—	—	75,271	—	—	75,271
Options exercised	2,883	29	—	—	3,804	—	—	—	3,833
Non-cash compensation	—	—	—	—	1,642	—	—	—	1,642
Stock issued in initial public offering	7,906	79	—	—	126,421	—	—	—	126,500
Costs related to initial public offering	—	—	—	—	(11,393)	—	—	—	(11,393)
Tax benefit from employee stock options	—	—	—	—	29,858	—	—	—	29,858
Balance at June 30, 2004	63,975	640	—	—	163,572	113,924	—	—	278,136
Comprehensive income (loss)
Net income	—	—	—	—	—	159,665	—	—	159,665
Accumulated other comprehensive loss, net of tax	—	—	—	—	—	—	—	(343)	(343)
Total comprehensive income	—	—	—	—	—	—	—	—	159,322
Options exercised	2,343	23	—	—	4,058	—	—	—	4,081
Stock purchases through employee stock purchase plan	50	1	—	—	898	—	—	—	899
Repurchase of common stock	—	—	(1,469)	(55,665)	—	—	—	—	(55,665)
Tax benefit from employee stock options	—	—	—	—	34,322	—	—	—	34,322
Grants of restricted stock units	—	—	—	—	3,602	—	(3,602)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	471	—	471
Balance at June 30, 2005	66,368	664	(1,469)	(55,665)	206,452	273,589	(3,131)	(343)	421,566
Comprehensive income (loss)
Net income	—	—	—	—	—	235,960	—	—	235,960
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—	343	343
Total comprehensive income	—	—	—	—	—	—	—	—	236,303
Adoption of FAS 123(R)	—	—	—	—	(3,131)	—	3,131	—	—
Options exercised	496	5	—	—	1,778	—	—	—	1,783
Stock issuance through employee stock purchase plan	25	—	—	—	711	—	—	—	711
Repurchase of common stock	—	—	(2,378)	(65,880)	—	—	—	—	(65,880)
Stock-based compensation	—	—	—	—	2,917	—	—	—	2,917
Cash dividends declared ($0.48 per share)	—	—	—	—	—	(30,459)	—	—	(30,459)
Tax benefit from employee stock options	—	—	—	—	9,228	—	—	—	9,228
Balance at June 30, 2006	66,889	$669	(3,847)	$(121,545)	$217,955	$479,090	$—	$—	$576,169

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$235,960	$159,665	$75,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,912	7,167	3,935
Deferred income tax expense	59,794	44,308	25,742
Tax benefit from employee stock options	—	34,322	29,858
Stock-based compensation	2,917	471	1,642
Change in assets/liabilities:
(Increase) in structural advisory fees	(34,926)	(19,037)	(23,549)
(Increase) in residuals	(205,548)	(138,780)	(64,895)
(Increase) in processing fees from TERI	(1,503)	(2,892)	(3,828)
(Increase) decrease in prepaid income taxes	(9,055)	17,673	(20,267)
(Increase) in other prepaid expenses	(13,109)	(1,400)	(2,286)
(Increase) in other assets	(1,922)	(913)	(1,808)
Increase in accounts payable, accrued expenses, and other liabilities	2,183	7,829	13,575
Net cash provided by operating activities	49,703	108,413	33,390
Cash flows from investing activities:
Dispositions of short-term investments	8,200	—	—
Purchases of short-term investments	(75,450)	—	—
Purchases of property and equipment	(9,954)	(22,564)	(7,371)
Payments to TERI for loan database updates	(748)	(748)	(748)
Net cash used in investing activities	(77,952)	(23,312)	(8,119)
Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(4,464)	(8,620)	(156)
Repayment of notes payable due to TERI	(755)	(712)	(670)
Proceeds from notes payable	—	—	7,000
Proceeds from initial public offering	—	—	115,107
Issuances of common stock	2,494	4,980	3,833
Tax benefit from employee stock options	9,228	—	—
Repurchases of common stock	(65,880)	(55,665)	—
Cash dividends on common stock	(30,459)	—	—
Net cash (used in) provided by financing activities	(89,836)	(60,017)	125,114
Net (decrease) increase in cash and cash equivalents	(118,085)	25,084	150,385
Cash and cash equivalents, beginning of year	193,796	168,712	18,327
Cash and cash equivalents, end of year	$75,711	$193,796	$168,712
Supplemental disclosures of cash flow information:
Interest paid	$959	$835	$458
Income taxes paid, net of refunds	$84,529	$21,115	$24,409
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$1,135	$11,568	$1,801

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(1) Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses and other enterprises, with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. From time to time, the Company also receives fees for its services in securitizing private student loan portfolios purchased from third parties. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf, fees for marketing coordination services it provides to certain clients and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates.

The Company offers services in connection with two primary loan products, private label and Guaranteed Access to Education (GATE). To date, the Company has used discrete trust vehicles, depending on the loan product, for the securitizations that it facilitates. Private label loans guaranteed by TERI, a not-for-profit organization that functions as a guarantor of student loans, have generally been purchased by private label loan trusts. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by the separate securitization trusts (NCT trusts) established by the National Collegiate Trust (NCT).

FMC has seven direct or indirect subsidiaries:

•       First Marblehead Education Resources, Inc. (FMER), which was incorporated as a wholly owned subsidiary of FMC under the laws of the State of Delaware on March 8, 2001, provides outsourced loan origination, customer service, default prevention, default processing and administrative services to TERI;

•       GATE Holdings, Inc. (GATE Holdings), which was incorporated as a wholly owned subsidiary of FMC under the laws of the State of Delaware on October 29, 1996, holds FMC’s title to residual interests in the private label loan trusts and the NCT trusts. GATE Holdings has a residual interest ranging between 75% and 88% of the funds available for distribution from the private label loan trusts, and a residual interest ranging between 10% and 100% of the funds available for distribution from the NCT trusts;

•       The National Collegiate Funding LLC, which was formed as a limited liability company under the laws of the State of Delaware on March 13, 2003 and a wholly owned subsidiary of GATE Holdings, is a depositor used in securitizations involving the private label loan trusts;

•       First Marblehead Data Services, Inc. (FMDS), which was incorporated as a wholly owned subsidiary of FMC under the laws of the Commonwealth of Massachusetts on April 1, 1996, provides

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(1) Nature of Business (Continued)

administrative services to the private label loan trusts and the NCT trusts that own the student loans once securitized;

•       First Marblehead Securities Corporation and First Marblehead Securities Corporation II, which were established as securities corporations on March 30, 2004 and June 29, 2005, respectively, under the laws of the Commonwealth of Massachusetts, were formed to hold, buy and sell securities on behalf of FMC, their corporate parent; and

•       TERI Marketing Services, Inc., which was incorporated as a wholly owned subsidiary of FMER under the laws of the State of Delaware on May 14, 2001, provides marketing services to TERI.

On June 20, 2001, FMC acquired TERI’s loan processing operations, including its historical database and workforce-in-place. FMER provides to TERI, under a Master Servicing Agreement, outsourced services including loan origination, customer service, default prevention, default processing and administrative services. TERI reimburses FMER on a monthly basis for expenses incurred relating to the service being performed on TERI’s behalf based on the terms of the Master Servicing Agreement (see Note 11).

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2006 included $67,644 held in money market funds and $8,067 invested in tax exempt commercial paper with a remaining maturity of three months or less at the time of acquisition. Included in cash and cash equivalents are compensating balances supporting various financing arrangements of $10,158 and $23,309 at June 30, 2006 and June 30, 2005, respectively.

(b) Short-term Investments

The Company classifies all of its short-term investments as available-for-sale investments. These investments are carried at fair value. The Company reports unrealized holding gains and losses within comprehensive income. At June 30, 2006, the fair value of these investments approximated their book value. As a result, no unrealized holding gains or losses were recorded during fiscal 2006. Short-term investments at June 30, 2006 consist of investments in tax exempt commercial paper and variable rate demand notes. All tax exempt commercial paper held at June 30, 2006 will mature in the first quarter of fiscal 2007. Variable rate demand notes may be redeemed as interest rates reset, which occurs at least monthly in the case of all securities held by the Company at June 30, 2006. The Company had no short-term investments at June 30, 2005.

(c) Property and Equipment

The Company provides for depreciation by the straight-line method at rates adequate to depreciate the appropriate assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Software under development includes amounts capitalized in accordance with statement of Position 98-1, Accounting for the Costs of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Computer Software Developed or Obtained for Internal Use (SOP 98-1). Once certain criteria are met, SOP 98-1 requires the Company to capitalize certain payroll-related costs of employees directly associated with developing software, in addition to consulting costs incurred from third parties. Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Once certain capitalization criteria have been met during the other stages of the software’s development, directly attributable costs are capitalized. Property and equipment at June 30, 2006 and 2005 was as follows:

	2006	2005	Useful life
Equipment	$13,331	$11,729	3 - 5 years
Software	16,683	4,835	3 years
Software under development	2,799	8,437
Leasehold improvements	9,999	7,924	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	14,885	13,750	lease term
Furniture and fixtures	2,661	2,594	5 - 7 years
	60,358	49,269
Less accumulated depreciation and amortization	(23,615)	(10,174)
Total property and equipment, net	$36,743	$39,095

(d) Use of Estimates

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

(e) Revenue Recognition

Structural Advisory Fees—General

Structural advisory fees are paid to the Company from the private label loan trusts and the NCT trusts for structuring and facilitating the securitization of the student loans and are recognized in service revenue when the loans are securitized. A portion of such fees is paid to the Company upon securitization or soon thereafter and is based upon a percentage of the loan balance in the loan pool securitized. The Company is entitled to these up-front structural advisory fees at the time of securitization. The Company is entitled to additional structural advisory fees over the life of the securitization trust once the assets of a securitization trust exceed its liabilities by amounts stipulated in the related indenture, which excess thresholds range from 3.0% to 5.0%. For the securitizations conducted in fiscal 2006, 2005 and 2004, additional structural

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

advisory fees generally ranged between 0.15% and 0.30% of the student loan balances outstanding in the trusts and are accrued over the life of the securitization trusts.

Residuals—General

The Company is entitled to receive over the life of the trust 75% to 88% of the residuals in private label loan trusts once the balance of the loans in each trust exceeds the balance of the debt issued by the trust by a fixed percentage ranging from 3.0% to 3.5%. For NCT trusts created prior to fiscal 2005, the Company is entitled to receive from the NCT trusts a fee of 10% of the residuals of GATE loans plus, for certain trusts in which the Company made an investment, a share of the residuals (primarily determined by the percentage of securitized loans related to the Company’s investment) based on its beneficial interests in the securitization after all bondholders have been repaid. The Company invested in some NCT trusts created prior to fiscal 2005 in order to cover the default risk exposure of a limited number of schools participating in the securitization. In exchange, the Company received the rights to residual interests that these schools would have otherwise held in the trust. The value of this residual is primarily affected by the performance of the loans made to students at these schools. During fiscal 2006 and 2005, the structure of the trust used to securitize GATE loans was changed and, as a result, the Company is entitled to 100% of the residuals from the trusts created in fiscal 2006 and 2005. The Company did not make an investment in the fiscal 2006 or 2005 trusts used to securitize GATE loans.

Structural Advisory Fees and Residuals—Policy

The estimated fair value of the additional structural advisory fees and residuals, net of prepayment, default and recovery assumptions, is deemed earned at the time a securitization transaction is completed because evidence of an arrangement exists, services have been provided, the fee is fixed and determinable based on discounted cash flow analyses, there are no future contingencies or obligations and collectibility is reasonably assured.

Structural advisory fees and residuals receivables are carried on the balance sheet at fair value and are evaluated on a periodic basis based on the present value of expected future cash flows, using management’s estimates. These estimates are based on historical and third-party data, and the Company’s industry experience with the assumptions for default, prepayments, recoveries and discount rates commensurate with the risk involved, considering current outstanding student loan balances and current outstanding balances of borrowings in the securitization trusts.

Processing Fees from TERI

Processing fees from TERI consist of reimbursement of expenses incurred by FMER relating to services performed on behalf of TERI under the terms of the Master Servicing Agreement. Processing fees from TERI are recognized as services are performed.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Administrative and Other Fees

Administrative fees are paid from private label loan trusts and the NCT trusts to FMDS periodically for the daily management of the securitization trusts and for the services FMDS provides in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. The fee is based upon a percentage of the outstanding principal balance of the debt of each of the private label loan trusts and NCT trusts. The fee varies with each separate securitization and can range from 5 basis points to 20 basis points. The Company recognizes such fees in service revenue when earned, as administrative services are provided.

The Company also records as other fees the reimbursement of out of pocket costs it receives from the securitization trusts related to marketing coordination services performed for some of its clients.

(f) Goodwill and Intangible Assets

Goodwill

The Company has recorded goodwill in the amount of the excess of the purchase price paid to acquire TERI’s loan processing operations over the fair value of those assets. The goodwill consists of the fair value of workforce-in-place as well as certain direct acquisition costs and a fair value adjustment for liabilities assumed. The fair value of the workforce-in-place was based upon an appraisal obtained from an independent third party.

Goodwill is not amortized but is evaluated for impairment at least annually, and the Company has concluded that goodwill was not impaired as of June 30, 2006. The Company considers the following factors in assessing goodwill for impairment: increases in private label loan volume facilitated and securitized, the number of private label clients and revenues and profitability related to private label loans. Impairment, if any, would be determined based upon a discounted cash flow analysis, using a discount rate commensurate with the risks involved.

Intangible Assets

The Company also recorded in 2001 intangible assets in the amount of the fair value of the loan database acquired from TERI. This database includes information such as borrower credit characteristics, borrowing practices, interest rates, fees and default rates and provides several significant competitive advantages. The data allow the Company to analyze risk trends and the amount of risk specific to the loans that become part of the securitizations that it structures. Additionally, the data assist in the Company’s default prevention efforts by providing a basis by which it monitors borrower default experiences. The Company also utilizes the database information to monitor and analyze student loan information in order to customize loan products for the Company’s third-party lender clients and to assist them in the risk-based pricing of the loan products.

This loan database was valued based upon an appraisal obtained from an independent third party. Intangible assets are amortized over their estimated useful life of five years, using the straight-line method.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Capitalized costs paid to TERI for monthly database updates are amortized over five years from the date of capitalization. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of June 30, 2006, the Company had approximately $7,738 in gross identifiable intangible assets. During the year ended June 30, 2006, $748 of additional intangible assets was recognized relating to updates which add significant value and extend the useful life of the loan database purchased.

Total amortization expense associated with these intangible assets in fiscal 2006, 2005 and 2004 was $1,467, $1,317 and $1,167, respectively. Estimated future amortization expense for these assets during the next five fiscal years is as follows:

2007	$702
2008	602
2009	502
2010	402
2011	302

(g) Fair Value of Financial Instruments

The carrying values of the Company’s cash, cash equivalents and short-term investments approximate their fair value because of the short-term nature of these instruments. The carrying value of the service receivables equals their fair value. The Company calculated the fair value of its debt using a discounted cash flow model and an estimate of current borrowing rates. The Company believes the carrying value of these instruments approximates their fair value.

(h) Consolidation

The Company’s consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. The Company has not consolidated the financial results of the securitization trusts purchasing loans that it has facilitated. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related interpretations. The Company considered, among other things, the following factors in assessing consolidation of the securitization trusts:

•       it did not have unilateral decision-making abilities related to significant matters affecting the securitization trusts, such as asset acquisition, prepayment of debt, placement of debt obligations and modification of trust documents;

•       it did not have substantially all the risks and rewards of ownership, as TERI and the respective colleges provide substantially all of the student loan guarantees;

•       it was a facilitator of securitization transactions, for which it receives market-based fees, and it was not the transferor of assets to the securitization trusts; and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

•       its continuing involvement in the trusts is limited to a passive residual interest and its role as an administrator for the trust for which it receives market-based fees.

Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applied Financial Accounting Standards Board (FASB), Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, (FIN No. 46) in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At June 30, 2006, the securitization trusts created after January 31, 2003 have met the criteria to be a qualified special-purpose entity (QSPE) as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Company did not consolidate these existing securitization trusts in its financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which the Company holds a variable interest that could result in the Company being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on its consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued exposure drafts that would amend FASB Statement No. 140. The proposed amendments would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue final guidance in 2007. The Company is monitoring the status of the exposure drafts to assess their impact, if any, on its financial statements.

(i) Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

(j) Pension

FMER has a non-contributory defined benefit pension plan, funded through group annuities that became effective on January 1, 2002 and covers many FMER employees. Plan costs are charged to expense

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

and funded annually. FMER’s expense relating to the pension plan is reimbursed by TERI under the terms of the Master Servicing Agreement. FMER uses a June 30 measurement date to determine its pension expense and related financial statement disclosure information. During the second quarter of fiscal 2005, the benefits under the plan were frozen (see Note 8(b)).

(k) Stock Options

At June 30, 2006, the Company had four stock-based compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). The Company did not recognize any compensation cost related to option grants in its consolidated statements of income for the years ended on or prior to June 30, 2005, as options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted on or subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for fiscal 2006 was approximately $564 lower, and net income for fiscal 2006 was approximately $465 lower, than if it had continued to account for share-based compensation under Opinion 25. The Company’s basic earnings per share for fiscal 2006 would have been $3.72 if it had continued to account for share-based compensation under Opinion 25. The Company’s diluted earnings per share for fiscal 2006 would have remained $3.68 if it had continued to account for share-based compensation under Opinion 25.

As required, prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. Statement 123(R) requires the Company to present as financing cash flows all tax benefits from tax deductions in excess of the compensation cost recognized for stock options (excess tax benefits). The $9,228 excess tax benefits classified as a financing cash inflow during fiscal 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

For purposes of pro forma disclosures for periods prior to July 1, 2005, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net income and net income per share for the years ended June 30, 2005 and 2004, had the Company elected to recognize compensation expense for the granting of options under Statement 123 using the Black-Scholes option pricing model, is as follows:

	2005	2004
Net income—as reported	$159,665	$75,271
Add: Total stock-based employee compensation expense included in reported net income, net of tax	276	962
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,640)	(1,717)
Net income—pro forma	$157,301	$74,516
Net income per share—basic—as reported	$2.46	$1.27
Net income per share—basic—pro forma	2.42	1.26
Net income per share—diluted—as reported	2.39	1.19
Net income per share—diluted—pro forma	2.35	1.17

For purposes of the table above and for grants made in fiscal 2006, the Company estimated the fair value of each option grant at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Assumption	2006	2005	2004
Expected risk-free interest rate	4.21%	4.18%	3.98%
Expected dividend yield	$0.48	n/a	n/a
Expected average life in years	5	5	7
Volatility	35%	32%	n/a

The weighted average grant date fair market value of stock options granted during fiscal 2006, 2005 and 2004, based on the Black-Scholes option pricing model, was $10.30, $4.39 and $2.95, respectively.

Option pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the term of the grant effective as of the date of the grant. The expected volatility was derived after considering the historical volatility of the Company’s stock price, the historical volatility of the stock price of the Company’s peers and the historical volatility of an index that represents the Company’s industry. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(l) Net Income Per Share

Basic net income per share is computed by dividing net income by the basic weighted-average number of shares outstanding for the periods presented. Diluted net income per share is computed by dividing net income by the diluted weighted average shares outstanding and common equivalent shares outstanding during the period. The weighted average shares outstanding and common equivalent shares outstanding have been determined in accordance with the treasury stock method. Common stock equivalents consist of stock issuable upon (a) the exercise of outstanding stock options, (b) the exercise of options to purchase stock under the Company’s employee stock purchase plan and (c) the vesting of restricted stock units.

(m) Comprehensive Income/Loss

Total other comprehensive income of $343 for fiscal 2006 and total other comprehensive loss of $343 for fiscal 2005 was the result of a minimum pension liability adjustment (see Note 8(b)). The Company recorded no other comprehensive income or loss in fiscal 2004. Total other comprehensive income recorded in fiscal 2006 and total other comprehensive loss recorded in fiscal 2005 is net of deferred tax of $238.

(n) Treasury Stock

On September 29, 2005, the Company’s Board of Directors approved a repurchase program of up to 5,000 shares of common stock. Through June 30, 2006, the Company repurchased an aggregate of 2,347 shares of its common stock under this program. The Company records treasury stock at cost including commissions. As of June 30, 2006, 2,653 shares of the Company’s common stock may be purchased under this program, which does not have a fixed expiration date.

(o) New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN No. 48 on July 1, 2007. The Company is currently evaluating the provisions of FIN No. 48 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 will be effective for the Company beginning in the first quarter of fiscal 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS No. 156) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140 for subsequent measurement. SFAS No. 156 will be effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS No. 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

(p) Reclassification

Certain amounts in fiscal 2004 have been reclassified to conform to the fiscal 2006 and 2005 consolidated financial statement presentation.

(3) Industry Segment Information

The Company’s activities are considered to be in a single industry segment for financial reporting purposes. The Company is engaged in the business of private education financial services and related activities. Substantially all income is derived from these activities.

(4) Service Receivables

Balance Sheet Data

Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trusts, net of prepayment, default and recovery estimates. The fees are expected to be paid from the various NCT trusts and private label loan trusts to the Company. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI’s behalf.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

The following table summarizes the changes in the fair value of the structural advisory fees receivable for the fiscal years ended June 30, 2006 and 2005:

	2006	2005
Fair value at beginning of period	$53,371	$24,084	(1)
Additions from structuring new securitizations	33,685	27,520
Fair value adjustments
Passage of time (present value accretion)	4,347	2,165
Other factors	(3,106)	(398)
Total fair value adjustments	1,241	1,767
Fair value at end of period	$88,297	$53,371

(1)          Excludes a $10,250 structural advisory fee receivable from a December 2003 securitization that the Company collected in July 2004. See Note 6(b) for additional information.

The following table summarizes the changes in the fair value of the residuals receivable for the fiscal years ended June 30, 2006 and 2005:

	2006	2005
Fair value at beginning of period	$247,275	$108,495
Additions from structuring new securitizations	177,309	121,187
Fair value adjustments
Passage of time (present value accretion)	39,950	19,712
Other factors	(11,711)	(2,119)
Total fair value adjustments	28,239	17,593
Fair value at end of period	$452,823	$247,275

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

The Company estimated cash flows from structural advisory fees receivable, which are based on scheduled securitization trust cash flows, using a discount rate equal to the 10-year U.S. Treasury rate at June 30, 2006, 2005 and 2004 plus 2.0%. The Company used the following loan performance assumptions for securitizations closed during fiscal 2006, 2005 and 2004:

		Percentage rate			Discount rate
Fiscal Year	Loan type	Default	Recovery	CPR	Structural advisory fees	Residuals
2006	Private label	9.22%	40%	7%	7.16%	12%
	GATE/Chela(1)	15.01	52	7	7.16	12
2005	Private label	8.7	40	7	5.96	12
	GATE	17.1	47	4	5.96	12
2004	Private label	8.9	40	7	6.58	12
	GATE	22.4	47	4	6.58	12

(1)          One of the securitizations that the Company structured in the fourth quarter of fiscal 2006 included both GATE loans and a portfolio of loans formerly held by Chela Funding II, LLC.

The above receivables are anticipated to be collected over the estimated lives of the securitization trusts. For the fiscal 2006 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 23 to 26 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2010. For the fiscal 2005 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 17 to 22 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2009. For the fiscal 2004 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 17 to 24 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2010. As the receivables are determined using various assumptions and factors, actual results may differ from these estimates.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

The effect on the fair value of the structural advisory fees and residuals receivables based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2006, and changes in the assumed spread between 1 month LIBOR rates and auction rates, which are based on .05% and .10% changes, from the assumed levels for each key assumption is as follows:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$89,139	$88,717	$88,297	$87,876 87,876	$87,452
Change in receivables balance	0.95%	0.48%		(0.48)%	(0.96)%
Default recovery rate:
Total structural advisory fees	$88,129	$88,213	$88,297	$88,389	$88,482
Change in receivables balance	(0.19)%	(0.10)%		0.10%	0.21%
Annual prepayment rate:
Total structural advisory fees	$92,509	$90,353	$88,297	$86,334	$84,459
Change in receivables balance	4.77%	2.33%		(2.22)%	(4.35)%
Discount rate:
Total structural advisory fees	$95,677	$91,891	$88,297	$84,894	$81,654
Change in receivables balance	8.36%	4.07%		(3.85)%	(7.52)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$82,412	$85,370	$88,297	$91,098	$94,136
Change in receivables balance	(6.67)%	(3.31)%		3.17%	6.61%

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$461,335	$457,084	$452,823	$448,574 87,876	$444,309
Change in receivables balance	1.88%	0.94%		(0.94)%	(1.88)%
Default recovery rate:
Total residual fees	$451,197	$451,994	$452,823	$453,656	$454,489
Change in receivables balance	(0.36)%	(0.18)%		0.18%	0.37%
Annual prepayment rate:
Total residual fees	$495,025	$473,430	$452,823	$433,130	$414,262
Change in receivables balance	9.32%	4.55%		(4.35)%	(8.52)%
Discount rate:
Total residual fees	$545,183	$496,526	$452,823	$413,882	$378,868
Change in receivables balance	20.40%	9.65%		(8.60)%	(16.33)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$423,948	$439,275	$452,823	$465,441 87,876	$477,036
Change in receivables balance	(6.38)%	(2.99)%		2.79%	5.35%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$456,931	$454,961	$452,823	$451,022	$449,054
Change in receivables balance	0.91%	0.47%		(0.40)%	(0.83)%

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(5) Related Party Transaction

At June 30, 2006, the Company had invested approximately $49,450 of cash and cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $67,250 of short-term investments was invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

(6) Other Borrowings

(a)  Revolving Line of Credit

In August 2003, the Company entered into an agreement with Fleet National Bank to establish a revolving line of credit in the amount of $10,000, which included a sub-limit for letters of credit. Fleet National Bank was acquired by Bank of America, and the Company’s agreement related to this facility was assigned to Bank of America. The revolving credit facility, which matured on August 28, 2005, contained certain financial covenants and restrictions, including a restriction on the Company’s ability to pay cash dividends in the event it was in default. No amounts were outstanding under this revolving line of credit at June 30, 2005 or at any time thereafter.

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

(c) Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At June 30, 2006, the outstanding principal balance on amounts borrowed under this line of credit was $7,879.

(7) Borrowings from Related Parties

The Company entered into a Note Payable Agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900 related to the acquired workforce-in-place. Under the terms of the note payable, principal and interest at

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(7) Borrowings from Related Parties (Continued)

an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding principal balance of this note payable at June 30, 2006 amounted to $2,239.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding principal balance of this note payable at June 30, 2006 amounted to $2,298.

Principal payments due on notes payable to TERI in each of the five fiscal years and subsequent to June 30, 2006 are as follows:

2007	$802
2008	852
2009	904
2010	960
2011	1,019
$4,537

(8) Retirement Plans

(a) Defined Contribution Plans—401(k)

At June 30, 2006, the Company maintains a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. The Company, at its option, can contribute to the plan for the benefit of its employees. Employee and employer contributions vest immediately. The Company made contributions of $2,143, $1,146 and $304 during the years ended June 30, 2006, 2005 and 2004, respectively.

(b) Pension Plan

FMER has a non-contributory defined benefit pension plan (Pension Plan), funded through group annuities, that covers certain FMER employees. Plan costs are charged to expense and funded annually. FMER uses a June 30 measurement date to determine its pension expense and related financial statement disclosure information. During the second quarter of fiscal 2005, the Company recorded a net curtailment gain of $655 as the benefits under the plan were frozen.

The current pension plan investment policy is to seek conservative growth in assets by utilizing a blend of equities and fixed income instruments through participation in large well-diversified funds. Annually, 75% of new deposits are deposited into a “balanced fund” that on average is invested 65% in equities and 35% in fixed income instruments. The remaining 25% of new deposits are deposited into a fixed income fund that is diversified. Preservation of capital and the generation of investment earnings to reduce corporate contributions are the main objectives of this strategy.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(8) Retirement Plans

The following table sets forth the amounts recognized related to FMER’s defined benefit pension plan in the Company’s consolidated financial statements for the fiscal years ended June 30, 2006 and 2005:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$3,342	$3,705
Benefits paid	(14)	(14)
Service cost	—	315
Plan amendments	—	(3,121)
Interest on projected benefit obligations	175	203
Actuarial (gain) loss	(760)	2,254
Benefit obligation at end of year	$2,743	$3,342
Change in plan assets:
Fair value of plan assets at beginning of year	$2,348	$1,807
Employer contributions	50	437
Expenses and benefits paid	(35)	(33)
Actual return on plan assets	143	138
Fair value of plan assets at end of year	$2,506	$2,349
Funded status:
Unrecognized net actuarial loss	$370	$581
Accrued benefit cost	—	412
	$370	$993
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$2,743	$3,342
Accumulated benefit obligation	2,743	3,342
Fair value of plan assets	$2,506	$2,349
Components of net periodic pension cost:
Service cost	$—	$315
Interest on projected benefit obligations	175	203
Expected return on plan assets	(186)	(184)
Amortization of loss	18	18
Net periodic pension cost	$7	$352
Change in accrued pension cost:
Accrued pension cost at beginning of year	$412	$1,152
Curtailment	—	(655)
Net pension cost	7	352
Employer contributions	50	(437)
Accrued pension cost at end of year	$469	$412

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(8) Retirement Plans

The gain or loss in excess of the greater of 10% of the benefit obligation or the market-related value of assets is amortized on a straight line basis over the average remaining service period of active participants.

Weighted-average assumptions used in determining the actuarial present value of the projected benefit obligation as of June 30, 2006 and 2005 were as follows:

	2006	2005
Discount rate	6.25%	5.25%
Salary increase	n/a	n/a
Covered compensation increase	n/a	n/a
Statutory compensation and benefit limit increase	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost at June 30, 2006 and 2005 are as follows:

	2006	2005
Discount rate	5.25%	6.5%
Salary increase	n/a	5.5
Long-term rate of return	7.5	8.5

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class. This resulted in the selection of the 7.5% long-term rate of return on assets assumption.

Plan Assets

The Company’s weighted-average asset allocations at June 30, 2006 and 2005, by asset category are as follows:

	Plan assets at June 30,
	2006	2005
Asset Category
Equities	40%	39%
Fixed Income	55	60
Other	5	1
Total	100%	100%

Contributions

The Company expects to contribute $250 to the Pension Plan in the fiscal year ending June 30, 2007.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(8) Retirement Plans (Continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

Fiscal year ending June 30,	Pension benefits
2007	$18
2008	17
2009	16
2010	15
2011	18
Years 2012 to 2016	285

(9) 2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the Company’s 2003 employee stock purchase plan (Stock Purchase Plan). A total of 400 shares of common stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Participation is voluntary and eligible employees can participate in the Stock Purchase Plan after six months of employment. Employees who own 5% or more of the Company’s common stock are not eligible to participate in the Stock Purchase Plan. Prior to June 30, 2004, no shares had been issued under this plan. Under the Stock Purchase Plan, 14, 13, 11, 10, and 40 shares were issued in July 2006, January 2006, July 2005, January 2005 and July 2004, respectively.

(10) Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases expiring at various times through April 2014. Rent expense pursuant to these operating leases for the periods ended June 30, 2006, 2005 and 2004 was approximately $10,060, $8,169 and $2,445, respectively. Rent expense is net of sublease revenue of $512, $443 and $113 for the years ended June 30, 2006, 2005 and 2004, respectively.

At June 30, 2006, the Company had financed through non-cancelable capital leases furniture and equipment at a cost of $14,885 and accumulated depreciation of $5,748.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(10) Commitments and Contingencies (Continued)

The future minimum lease payments required under these leases for each of the five fiscal years subsequent to June 30, 2006 and thereafter are as follows:

Fiscal year ending June 30,	Capital leases	Operating leases
2007	$4,204	$11,555
2008	3,350	10,855
2009	1,114	8,543
2010	712	9,027
2011	—	9,062
Thereafter	—	18,593
Total minimum lease payments	9,380	$67,635
Less amounts representing interest	(591)
Present value of future minimum lease payments	8,789
Less current portion	(3,834)
Long-term portion	$4,955

The amounts the Company is entitled to receive under non-cancelable subleases of office space for each of the five fiscal years subsequent to June 30, 2006 are as follows:

Fiscal year ending June 30,	Sublease payments
2007	$540
2008	509
2009	524
2010	594
2011	596
Total	$2,763

Loan Database

Under the terms of a database purchase and supplementation agreement dated June 30, 2001 between FMER and TERI, the Company pays a monthly purchase fee of $62. The payments commenced on July 20, 2001 and are paid as consideration for the right to receive updates and queries to the loan database acquired in June 2001. In October 2004, this agreement, which had an initial term of five years, was renewed for an additional five-year term with monthly payments reduced to $21 commencing in July 2007.

Legal Proceedings

The Company is involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

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

(11) Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of June 30, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that FMC structures could increase.

In February 2001, the Company and TERI entered into a two-year Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In June 2001, as a result of the closing of the Company’s acquisition of TERI’s loan processing operations, the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC.

The Master Loan Guaranty Agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed in a segregated reserve account which is held as collateral to secure TERI’s obligation to purchase defaulted student loans. This pledge account is held by a third-party financial institution for the benefit of the program lender until the student loans are securitized, at which point the pledge account is pledged to the securitization trust that purchases the loans. The Master Loan Guaranty Agreement, as implemented through guaranty agreements with individual lenders, entitiles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledge account.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(11) Concentrations (Continued)

In October 2005, the Company entered into a supplement to the Master Loan Guaranty Agreement. Under the terms of the 2005 supplemental, for securitizations of TERI-guaranteed loans during fiscal 2006, TERI’s administrative fee of 150 basis points increased, and the amount deposited by TERI into the pledge account decreased, by 90 basis points. In addition, TERI’s residual interest in the trusts created at the time of the securitizations was correspondingly reduced to account for the 90 basis point reduction in the pledged account. As a result, the administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 was 240 basis points multiplied by the principal balance of the loans originated and securitized. For securitizations completed during fiscal 2006, TERI’s ownership of the residual value of the TERI-guaranteed loans securitized ranged from 12 to 15 percent.

In August 2006, the Company entered into a supplement to the Master Loan Guaranty Agreement that provides as follows:

•       For each securitization closing between August 1, 2006 and June 30, 2007, TERI will be entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 may range from 150 basis points to 240 basis points, at TERI’s election. The Company has agreed to attempt in good faith to structure its securitization transactions to accommodate TERI’s election.

•       For each securitization for which TERI elects to adjust the administrative fee, the Company will make a corresponding adjustment to the relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elects to increase the amount of its administrative fee above 150 basis points, such an adjustment would result in an increase in the Company’s ownership percentage , and a decrease in the ownership interest of TERI, by a percentage that will result in an equivalent dollar reduction in the fair value of TERI’s residual ownership interest at the time of the securitization, using a 12 percent discount factor.

TERI has elected to receive an administrative fee of 175 basis points for the securitization transaction the Company plans to complete in the first quarter of fiscal 2007.

Under a Master Servicing Agreement with a term through June 2011, FMER provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(11) Concentrations (Continued)

PHEAA

As of June 30, 2006, there were eight TERI-approved loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of June 30, 2006, the Company utilized five of these servicers. As of June 30, 2006, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). This arrangement allows the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

Processing fees from TERI represented approximately 19%, 19% and 18% of total service revenue during fiscal 2006, 2005 and 2004, respectively. Securitization-related fees from five private label loan trusts represented approximately 74% of total service revenue in fiscal 2006. Securitization-related fees from three private label loan trusts represented approximately 71% of total service revenue in fiscal 2005. Securitization-related fees from two private label loan trusts represented approximately 75% of total service revenue in fiscal 2004. These securitization trusts purchased private student loans from several lenders including JP Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, N.A., and Charter One Bank, N.A. Charter One Bank, N.A. serves as program lender for several education loan marketers including Collegiate Funding Services, Inc. The Company did not recognize more than 10% of total service revenue from any other customer.

(12) Income Taxes

Components of income tax expense attributable to income from operations for the years ended June 30, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Current:
Federal	$69,602	$56,649	$21,023
State	18,398	16,467	6,564
Total current tax expense	88,000	73,116	27,587
Deferred:
Federal	57,916	33,228	19,983
State	1,878	11,080	5,960
Total deferred income tax expense	59,794	44,308	25,943
Income tax expense	$147,794	$117,424	$53,530

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(12) Income Taxes (Continued)

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
Computed federal tax expense	$134,314	$96,981	$45,080
State tax, net of federal benefits	13,179	17,906	8,141
Other	301	2,537	309
Income tax expense	$147,794	$117,424	$53,530

The tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Deferred compensation	$2,103	$2,100
Total net deferred tax asset	2,103	2,100
Deferred tax liability:
Residual fees, net	(137,095)	(81,703)
Deferred recognition of intercompany income for tax	(3,548)	—
Deferred advertising costs	(2,039)	—
Depreciation	(2,461)	(4,605)
Other	(1,200)	—
Total deferred tax liability	(146,343)	(86,308)
Net deferred tax liability	$(144,240)	$(84,208)

During fiscal 2006, the Company implemented certain tax allocation strategies that changed the mix of tax rates applicable to income before income tax and allowed the Company to reduce its effective tax rate for income generated during the current year. In addition, the Company reduced its deferred tax liability on certain residual receivables recorded in prior years.

(13) Stockholders’ Equity and Stock Options

Equity Transactions

On August 10, 2004, the Board of Directors approved, and on November 18, 2004, the Company’s stockholders approved, an increase in the total number of authorized shares of common stock from 100,000 to 150,000.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(13) Stockholders’ Equity and Stock Options (Continued)

Initial Public Offering

In November 2003, an aggregate of 14,375 shares of the Company’s common stock were sold in an initial public offering at a price of $16.00 per share, including:

•       7,906 shares sold by the Company; and

•       6,469 shares sold by the Company’s selling stockholders.

Net proceeds of the initial public offering to the Company, after underwriting discounts and offering expenses, were approximately $115,028. The Company did not receive any of the proceeds of the sale of the shares sold by the selling stockholders.

Follow-on Offerings

In June 2004, an aggregate of 7,406 shares of the Company’s common stock were sold in a follow-on offering at a price of $36.50 per share. The Company did not sell any shares in that offering and, therefore, did not receive any proceeds from the sale of stock. Immediately prior to the offering, employees exercised options to purchase 2,044 shares of common stock. All shares of stock obtained from these exercises were sold in the follow-on offering. The Company received approximately $3,000 from the exercise of those options. The Company incurred approximately $732 in offering costs related to this offering, which were recorded as general and administrative expense during the fiscal year ended June 30, 2004.

In January 2005, an aggregate of 3,934 shares of the Company’s common stock were sold in a follow-on public offering at a price of $57.40 per share. The Company did not sell any shares in that offering and, therefore, did not receive any proceeds from the sale of stock. Immediately prior to the follow-on offering, an employee participating in the offering exercised an option to purchase 1,013 shares of common stock which were then sold in the offering. The Company received approximately $1,930 in payment of the exercise price for this option. The Company incurred approximately $296 in offering costs related to that offering, which were recorded as general and administrative expenses during the fiscal year ended June 30, 2005.

Stock Options

Under the 1996 stock option plan (1996 Plan), the Company may grant either incentive stock options (pursuant to Section 422 of the Internal Revenue Code) or non-statutory stock options to its officers and employees, and non-statutory stock options to consultants, for up to 7,000 shares of common stock. Options granted under the 1996 Plan generally vest ratably over four years in five equal installments beginning on the date of grant, and the term of each incentive stock option granted under the 1996 Plan cannot exceed a period of ten years from the date of its grant. The 1996 Plan stipulates that the exercise price with respect to incentive stock options shall not be less than the fair market value of the stock on the day of grant as determined in good faith by the Board of Directors or the Compensation Committee of the Board of Directors. The Company has not granted stock options under the 1996 Plan since the adoption of the Company’s 2003 stock incentive plan (2003 Plan). The Company intends only to grant options in the future under the 2003 Plan.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(13) Stockholders’ Equity and Stock Options (Continued)

Under the 2002 director stock plan (2002 Plan), the Company may grant non-statutory stock options to non-employee members of its Board of Directors for up to 200 shares of common stock. Under the terms of the 2002 Plan, each non-employee director is granted an option to purchase 4 shares of common stock (i) as of the date of his or her initial election to the Board of Directors and (ii) annually on each September 20 (beginning September 20, 2003) if on that date the non-employee director has served on the Board of Directors for at least 180 days. The term of the option is ten years, and it is immediately exercisable. The exercise price is set at the closing price of the Company’s common stock on the New York Stock Exchange on the last trading day immediately preceding the date of grant. On August 15, 2006, the Board of Directors suspended new awards under the 2002 Plan and adopted in their place a program under the 2003 Plan for grants of stock units to non-employee directors. As a result, each non-employee director of the Company will receive:

•       on the date of his or her initial election to the Board of Directors, 2 stock units under the 2003 Plan; and

•       an annual grant of 2 stock units under the 2003 Plan on September 20 of each year, if the non-employee director has then served on the Board of Directors for at least 180 days.

In each case, each stock unit represents the right to receive one share of common stock of the Company. A director may elect to defer delivery of the underlying shares until a later date in accordance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In September 2003, the Board of Directors and stockholders approved the 2003 Plan and reserved 1,200 shares of common stock for issuance under this plan. In fiscal 2006, the Board of Directors and stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2003 Plan from 1,200 to 2,700. Under the 2003 Plan, the Board of Directors, or one or more sub-committees of the Board, may grant options or other stock based awards to employees, directors, consultants or advisors. Prior to June 30, 2004, no options or awards had been issued under this plan. During fiscal 2006 and 2005, the Company granted in aggregate 409 restricted stock units to certain employees, of which 20 were canceled prior to June 30, 2006 as a result of voluntary terminations prior to vesting. In addition, the Company granted 800 stock options under this plan during fiscal 2005. These stock options were canceled in fiscal 2006 as a result of voluntary termination and are available for re-grant under the 2003 Plan. At June 30, 2006, 2,311 shares were available for future grant under the 2003 Plan.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(13) Stockholders’ Equity and Stock Options (Continued)

The following table summarizes information about stock options outstanding at June 30, 2006:

Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.80	5	3.00	$0.80	5	$0.80
$1.00	24	4.00	1.00	24	1.00
$1.88	68	5.31	1.88	68	1.88
$5.00 to 7.00	296	6.36	5.92	137	5.67
$12.00 to 15.00	24	7.21	12.63	24	12.63
$28.56 to 49.45	48	8.72	39.01	48	39.01
	465	6.34	8.78	306	10.16

The following table presents stock option activity for the years ended June 30, 2006, 2005 and 2004:

	Number of options	Weighted- average exercise price per share	Aggregate intrinsic value
Outstanding options at June 30, 2003	6,418	1.86
Granted	64	12.33
Exercised	(2,883)	1.33
Canceled	(12)	5.00
Outstanding options at June 30, 2004	3,587	2.47
Granted	824	74.26
Exercised	(2,343)	1.74
Canceled	(310)	2.19
Outstanding options at June 30, 2005	1,758	37.15
Granted	24	28.56
Exercised	(496)	3.59
Canceled	(821)	73.26
Outstanding options at June 30, 2006	465	8.78	$22,372
Outstanding exercisable at June 30, 2006	306	10.16	$14,302

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(13) Stockholders’ Equity and Stock Options (Continued)

The Company did not grant any restricted stock units prior to fiscal 2005. The following table presents restricted stock unit activity for the years ended June 30, 2006 and 2005.

	Number of options	Weighted- average grant date fair value per share
Outstanding restricted stock units at June 30, 2004	—	—
Granted	83	50.14
Common stock issued at vest date	—	—
Canceled	(11)	48.66
Outstanding restricted stock units at June 30, 2005	72	50.37
Granted	326	32.49
Common stock issued at vest date	—	—
Canceled	(9)	59.82
Outstanding restricted stock units at June 30, 2006	389	35.15

As of June 30, 2006, there was $11,338 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock options and restricted stock units). That cost is expected to be recognized over a weighted-average period of approximately 4.1 years.

(14) Net Income per Share

The following table sets forth the computation of basic and diluted net income per share of the Company’s common stock:

	Year ended June 30,
	2006	2005	2004
Net income	$235,960	$159,665	$75,271
Shares used in computing net income per common share—basic	63,577	65,033	59,048
Effect of dilutive securities:
Stock options	550	1,767	4,468
Restricted stock units	45	4	—
Dilutive potential common shares	595	1,771	4,468
Shares used in computing net income per common share—diluted	64,172	66,804	63,516
Net income per common share:
Basic	$3.71	$2.46	$1.27
Diluted	$3.68	$2.39	$1.19

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

(15) Unaudited Quarterly Information

The table below summarizes unaudited quarterly information for each of the three months in the years ended June 30, 2006 and 2005:

	Three months ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(in thousands, except per share data)
Service revenue	$35,071	$230,495	$149,174	$148,832
Operating expenses	45,667	44,051	49,248	48,841
Other income (expense), net	1,229	4,136	1,394	1,230
Income tax expense (benefit)	(3,925)	79,219	42,098	30,402
Net income (loss)	($5,442)	$111,361	$59,222	$70,819
Net income (loss) per share:
Basic	$(.08)	$1.75	$.94	$1.12
Diluted	(.08)	1.74	.93	1.12

	Three months ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(in thousands, except per share data)
Service revenue	$22,404	$155,837	$119,534	$120,201
Operating expenses	31,839	29,673	37,713	44,951
Other income (expense), net	363	758	1,046	1,122
Income tax expense (benefit)	(3,720)	52,392	35,429	33,324
Net income (loss)	$(5,352)	$74,530	$47,438	$43,048
Net income (loss) per share:
Basic	$(.08)	$1.15	$0.72	$0.66
Diluted	(.08)	1.12	0.71	0.65

The Company’s quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing of the securitizations that it structures. In fiscal 2004, the Company facilitated one securitization in the second quarter and two securitizations in the fourth quarter, but none in the first or third quarters. In fiscal 2005, the Company facilitated one securitization in the second quarter, one securitization in the third quarter, and three securitizations in the fourth quarter, but none in the first quarter. In fiscal 2006, the Company facilitated one securitization in the second quarter, one securitization in the third quarter, and two securitizations in the fourth quarter, but none in the first quarter.

(16) Subsequent Event

During July 2006, the Company repurchased 291 shares of stock at an average per share purchase price, excluding commissions, of $47.83. As of July 31, 2006, 2,362 shares of common stock may be purchased under a repurchase program approved by the Company’s Board of Directors.

On September 7, 2006, the Company’s Board of Directors declared a cash dividend of $0.15 per share on the Company’s common stock. The dividend is payable on Sepetember 25, 2006 to stockholders of record at the close of business on September 18, 2006.

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	Amended and Restated By-laws of the Registrant
10.1(2)†	GATE Student Loan Program Umbrella Agreement among the Registrant, The National Collegiate Trust and Bank of America N.A., dated June 1, 1996, as amended
10.2(2)†	GATE Universal Loan Program Umbrella Agreement among the Registrant, The National Collegiate Trust and Bank of America, N.A., dated March 7, 2003
10.3(2)†	Bank of America GATE Education Loan Program Umbrella Agreement between the Registrant and Bank of America, N.A., dated April 30, 2001
10.4(3)††

Eleventh Amendment to GATE Student Umbrella Agreement and Second Amendment to GATE Universal Umbrella Agreement among the Registrant, The National Collegiate Trust and Bank of America, N.A., dated November 29, 2005

10.5(2)	Bank of America Direct to Consumer Loan Program: Umbrella Agreement between the Registrant and Bank of America, N.A., dated June 30, 2003
10.6(4)	Amended and Restated Bank of America Direct to Consumer Loan Program: Umbrella Agreement between the Registrant and Bank of America, N.A., dated as of April 1, 2006
10.7	Bank of America School Channel Loan Programs: Amended and Restated Umbrella Agreement between the Registrant and Bank of America, N.A., dated June 30, 2006
10.8(2)†	Second Amendment to Program Agreements (BAGEL) among the Registrant, Bank of America, N.A., The Education Resources Institute, Inc. and State Street Bank and Trust Company, dated January 10, 2003
10.9(2)†

Third Amendment to Program Agreements by and among the Registrant, Bank of America, N.A., The Education Resources Institute, Inc. and U.S. Bank, N.A. (f/k/a State Street Bank and Trust Company), dated January 15, 2003

10.10(2)†	Note Purchase Agreement (Bank of America GATE Loan Program) between the Registrant and Bank of America, N.A., dated April 30, 2001
10.11(5)††	Amendment to Note Purchase Agreement between the Registrant and Bank of America, N.A., dated as of January 31, 2005
10.12(2)†	Note Purchase Agreement between the Registrant and Bank of America, N.A., dated June 30, 2003
10.13(4)††	Note Purchase Agreement (Bank of America DTC Program) between the Registrant and Bank of America, N.A., dated as of April 1, 2006
10.14††	Amended and Restated Note Purchase Agreement (Bank of America School Channel Loan Programs) between the Registrant and Bank of America, N.A., dated as of June 30, 2006
10.15(6)††

Sixth Amendment to Program Agreements (Bank One Campus Loan Program) among the Registrant, Bank One, National Association, The Education Resources Institute, Inc. and U.S. Bank, N.A., dated as of November 12, 2004

10.16(7) ††

Eleventh Amendment to Program Agreements (Education One Loan Program) among the Registrant, JPMorgan Chase Bank, N.A., successor by merger to Bank One, National Association and The Education Resources Institute, Inc., dated as of November 10, 2005

10.17(2)†	Amended and Restated Note Purchase Agreement (Education One Loan Program) between the Registrant and Bank One, National Association, dated May 1, 2002, as amended
10.18(8)

Termination Agreement (CFS Alternative Loan Program), among the Registrant, Charter One Bank, N.A., Collegiate Funding Services, L.L.C., The Education Resources Institute, Inc. and U.S. Bank, N.A., dated May 1, 2006

10.19(9)††	Note Purchase Agreement between the Registrant and Charter One Bank, N.A., dated May 15, 2002, as amended
10.20(2)†	Alternative Servicing Agreement between the Registrant and Pennsylvania Higher Education Assistance Agency, dated October 16, 2001, as amended
10.21(2)†	Master Loan Guaranty Agreement between the Registrant and The Education Resources Institute, Inc., dated February 9, 2001
10.22(10)	Ninth Supplement to Master Loan Guaranty Agreement between the Registrant and The Education Resources Institute, Inc., dated July 28, 2006
10.23(2)†

Master Servicing Agreement between The Education Resources Institute, Inc. and First Marblehead Education Resources, Inc., dated July 1, 2001. The Registrant joins in the agreement for the limited purposes set forth therein

10.24(2)†	Marketing Services Agreement between The Education Resources Institute, Inc. and TERI Marketing Services, Inc., dated July 1, 2001
10.25(11)	Assignment and Assumption Agreement among The Education Resources Institute, Inc., TERI Marketing Services, Inc. and First Marblehead Education Resources, Inc., dated as of January 1, 2004
10.26(2)†

Database Sale and Supplementation Agreement among The Education Resources Institute, Inc. and First Marblehead Education Resources, Inc., dated June 20, 2001. The Registrant joins in the agreement for the limited purposes set forth therein

10.27(2)†	Software Development Agreement by and between the Registrant and V-Tek Systems Corporation, dated July 1, 2003
10.28(2)	Assignment Agreement between the Registrant and V-Tek Systems Corporation, dated July 8, 2003
10.29(2)†	Origination Services Agreement between the Registrant and V-Tek Systems Corporation, dated July 1, 2003
10.30(2)	Origination Services Agreement between the Registrant and Bank of America, N.A., dated July 1, 2003
10.31(2)#	1996 Stock Option Plan, as amended to date
10.32(2)#	2002 Director Stock Plan
10.33(2)#	2003 Employee Stock Purchase Plan
10.34(12)#	2003 Stock Incentive Plan, as amended
10.35(13)#	Executive Incentive Compensation Plan
10.36(11)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan
10.37(13)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan
10.38(13)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan

10.39(9)	Amended and Restated Standard Form Commercial Lease between the Registrant and OMV Associates Limited Partnership for 31 St. James Avenue, Boston, MA, dated February 18, 2004
10.40(14)	Second Amendment to Amended and Restated Standard Form Commercial Lease between the Registrant and OMV Associates Limited Partnership, dated as of September 30, 2004
10.41(2)	Indenture of Lease between the Registrant and BP Prucenter Acquisition LLC, dated September 5, 2003
10.42(15)	First Amendment to Indenture of Lease between the Registrant and BP Prucenter Acquisition LLC, dated October 7, 2004
10.43(11)	Commercial Lease between the Registrant and Cabot Road Partners, LLC for One Cabot Road, Medford, MA, dated August 13, 2004
10.44(16)#	Termination Agreement among the Holders, as defined therein, dated as of November 3, 2004
10.45(16)#	Registration Rights Agreement among the Registrant and the Holders, as defined therein, dated as of November 3, 2004
10.46(13)#	Letter Agreement between the Registrant and Jack L. Kopnisky, dated August 16, 2005
10.47(13)#	Letter Agreement between the Registrant and Peter B. Tarr, dated June 10, 2005
10.48(2)#	Letter Agreement between the Registrant and John Hupalo, dated February 24, 2003
10.49(4)#	Letter Agreement between the Registrant and John Hupalo, dated October 14, 2005
10.50#(17)	Letter Agreement between the Registrant and Stephen E. Anbinder, dated June 27, 2006
10.51#	Letter Agreement between the Registrant and Anne P. Bowen, dated April 28, 2004
10.52#(13)	Restricted Stock Unit Agreement between the Registrant and Peter B. Tarr, dated July 11, 2005
10.53(18)#	Restricted Stock Unit Agreement between the Registrant and Anne P. Bowen, dated October 26, 2004
10.54(18)#	Restricted Stock Unit Agreement between the Registrant and Andrew J. Hawley, dated October 26, 2004
10.55(2)#	Letter Agreement among Messrs. Ralph James, Stephen Anbinder and Daniel Maxwell Meyers
10.56#	Summary of Director Compensation
10.57(19)	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement
21.1(13)	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1) Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-3 (File No. 333-120740).

       (2) Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-108531).

  (3) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 8, 2006

  (4) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 10, 2006.

       (5) Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K with the SEC on January 31, 2005.

       (6) Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 14, 2004.

       (7) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 16, 2005.

       (8) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on May 5, 2006.

  (9) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

(10) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on August 21, 2006.

(11) Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004.

(12) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 31, 2005.

(13) Incoporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 7, 2005.

(14) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 12, 2004.

(15) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 8, 2004.

(16) Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 12, 2004.

(17) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 30, 2006.

(18) Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K/A filed with the SEC on November 23, 2004.

(19) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2005.

      † Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933.

          †† Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

              # This Exhibit is a management contract or compensatory plan.