Form 10-Q
period 2006-09-30
FIRST MARBLEHEAD CORP
filed 2006-11-08
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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

As of October 20, 2006, the registrant had 62,936,285 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.   Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	September 30, 2006	June 30, 2006
ASSETS
Cash and cash equivalents	$209,526	$75,711
Short-term investments	55,500	67,250
Service receivables:
Structural advisory fees	106,848	88,297
Residuals	521,486	452,823
Processing fees from The Education Resources Institute (TERI)	12,331	10,447
Total service receivables	640,665	551,567
Property and equipment	63,389	60,358
Less accumulated depreciation and amortization	(27,305)	(23,615)
Property and equipment, net	36,084	36,743
Goodwill	3,176	3,176
Intangible assets, net	1,772	1,897
Prepaid income taxes	—	11,649
Other prepaid expenses	16,511	17,272
Other assets	4,396	5,081
Total assets	$967,630	$770,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and other accrued expenses	$29,306	$34,430
Income taxes payable	63,679	—
Net deferred income tax liability	161,548	144,240
Capital lease obligations	7,834	8,789
Notes payable to TERI	4,341	4,537
Other liabilities	2,178	2,181
Total liabilities	268,886	194,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at September 30, 2006 and June 30, 2006; 67,074 and 66,889 shares issued at September 30, 2006 and June 30, 2006, respectively; 62,936 and 63,042 shares outstanding at September 30, 2006 and June 30, 2006, respectively	671	669
Additional paid-in capital	222,880	217,955
Retained earnings	610,664	479,090
Treasury stock, 4,138 and 3,847 shares held at September 30, 2006 and June 30, 2006, respectively, at cost	(135,471)	(121,545)
Total stockholders’ equity	698,744	576,169
Total liabilities and stockholders’ equity	$967,630	$770,346

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,
	2006	2005
Service revenues:
Up-front structural advisory fees	$173,310	$—
Additional structural advisory fees:
From new securitizations	16,586	—
Trust updates	1,965	199
Total additional structural advisory fees	18,551	199
Residuals:
From new securitizations	56,755	—
Trust updates	11,908	7,482
Total residual revenues	68,663	7,482
Processing fees from TERI	37,071	25,928
Administrative and other fees	4,226	1,462
Total service revenues	301,821	35,071
Operating expenses:
Compensation and benefits	31,608	19,742
General and administrative expenses	33,991	25,925
Total operating expenses	65,599	45,667
Income (loss) from operations	236,222	(10,596)
Interest income, net	1,124	1,229
Income (loss) before income tax expense (benefit)	237,346	(9,367)
Income tax expense (benefit)	96,338	(3,925)
Net income (loss)	$141,008	$(5,442)
Net income (loss) per share, basic	$2.24	$(0.08)
Net income (loss) per share, diluted	2.23	(0.08)
Cash dividends declared per share	0.15	0.12
Weighted average shares outstanding, basic	62,860	64,916
Weighted average shares outstanding, diluted	63,300	64,916

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common stock				Additional		Total
	Issued		In treasury		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at June 30, 2006	66,889	$669	(3,847)	$(121,545)	$217,955	$479,090	$576,169
Net income	—	—	—	—	—	141,008	141,008
Options exercised	140	2	—	—	481	—	483
Stock issuances through employee stock purchase plan	14	—		—	401	—	401
Stock issuances from vesting of restricted stock units	31	—	—	—	—	—	—
Repurchase of common stock	—	—	(291)	(13,926)	—	—	(13,926)
Stock-based compensation	—	—	—	—	1,542	—	1,542
Cash dividend ($0.15 per share)	—	—	—	—	—	(9,434)	(9,434)
Tax benefit from stock-based compensation	—	—	—	—	2,501	—	2,501
Balance at September 30, 2006	67,074	$671	(4,138)	$(135,471)	$222,880	$610,664	$698,744

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$141,008	$(5,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,877	2,930
Deferred income tax expense (benefit)	17,308	(2,978)
Stock-based compensation	1,542	845
Change in assets/liabilities:
(Increase) in structural advisory fees	(18,551)	(199)
(Increase) in residuals	(68,663)	(7,482)
(Increase) in processing fees from TERI	(1,884)	(189)
(Increase) decrease in prepaid income taxes	11,649	(4,677)
(Increase) decrease in other prepaid expenses	761	(2,696)
(Increase) in other assets	685	(1,143)
(Decrease) in accounts payable, accrued expenses, and other liabilities	(5,127)	(12,408)
Increase in income taxes payable	63,679	—
Net cash provided by (used in) operating activities	146,284	(33,439)
Cash flows from investing activities:
Dispositions of short-term investments	56,750	—
Purchases of short-term investments	(45,000)	—
Purchases of property and equipment	(3,031)	(2,716)
Payments to TERI for loan database updates	(62)	(186)
Net cash provided by (used in) investing activities	8,657	(2,902)
Cash flows from financing activities:
Repayment of capital lease obligations	(955)	(1,186)
Repayment of notes payable due to TERI	(196)	(185)
Tax benefit from stock-based compensation	2,501	541
Issuances of common stock	884	416
Repurchases of common stock	(13,926)	(955)
Cash dividends on common stock	(9,434)	—
Net cash used in financing activities	(21,126)	(1,369)
Net increase (decrease) in cash and cash equivalents	133,815	(37,710)
Cash and cash equivalents, beginning of period	75,711	193,796
Cash and cash equivalents, end of period	$209,526	$156,086
Supplemental disclosures of cash flow information:
Interest paid	$193	$230
Income taxes paid	$999	$3,153
Supplemental disclosure of non-cash activities:
Declaration of cash dividend	$—	$7,790

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions, educational institutions, businesses, and other enterprises with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. From time to time, the Company also receives fees for its services in securitizing private student loan portfolios purchased from third-parties. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf, reimbursement for marketing coordination services it provides to certain clients and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including the determination of the fair value of expected future cash flows, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2006.

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

(dollars and shares in thousands, except per share amounts)

originations impacts the amount of processing fees from TERI that the Company earns in a particular quarter.

The Company closed a securitization transaction in the first quarter of fiscal 2007. The Company did not conduct a securitization transaction during the first quarter of fiscal 2006. Therefore, during the first quarter of fiscal 2006, the Company did not generate any structural advisory fees or residuals from new securitization transactions. Variations in the size of securitization transactions the Company facilitates will also contribute to variability in our operating results on a quarterly basis.

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of September 30, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that FMC structures could increase.

In February 2001, FMC and TERI entered into a two-year Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In June 2001, as a result of the closing of the Company’s acquisition of TERI’s loan processing operations, the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. In October 2004, the Company renewed the Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

The Master Loan Guarantee Agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed in a segregated reserve account which is held as collateral to secure TERI’s obligation to purchase defaulted student loans. This account is held by a third-party financial institution for the benefit of the program lender until the student loans are securitized, at which point the account is pledged to the securitization trust that purchases the loans. The Master Loan Guarantee Agreement, as implemented through guaranty agreements with individual lenders, entitles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged account.

In October 2005, the Company entered into a supplement to the Master Loan Guarantee Agreement. Under the terms of the 2005 supplement, for securitizations of TERI-guaranteed loans during fiscal 2006, TERI’s administrative fee of 150 basis points increased, and the amount deposited by TERI into the pledged account decreased, by 90 basis points. In addition, TERI’s residual interest in the trusts created at

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

the time of the securitizations was correspondingly reduced to account for the 90 basis point reduction in the pledged account. As a result, the administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 was 240 basis points multiplied by the principal balance of the loans originated and securitized. For securitizations completed during fiscal 2006, TERI’s ownership of the residual value of the TERI-guaranteed loans securitized ranged between 12 and 15 percent.

In August 2006, the Company entered into a supplement to the Master Loan Guarantee Agreement that provides as follows:

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

•       For each securitization for which TERI elects to adjust the administrative fee, the Company will make a corresponding adjustment to the relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elects to increase the amount of its administrative fee above 150 basis points, such an adjustment would result in an increase in the Company’s ownership percentage, and a decrease in the ownership interest of TERI, by a percentage that will result in an equivalent dollar reduction in the fair value of TERI’s residual ownership interest at the time of the securitization.

TERI elected to receive an administrative fee of 175 basis points for the securitization transaction the Company completed in the first quarter of fiscal 2007. TERI has elected to receive an administrative fee of 240 basis points for the securitization transaction the Company plans to complete in the second quarter of fiscal 2007.

Under a Master Servicing Agreement with a term through June 2011, First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. During the first quarter of fiscal 2007 and fiscal 2006, processing fees from TERI represented approximately 12% and 74%, respectively, of the Company’s total service revenue.

PHEAA

As of September 30, 2006, there were eight TERI-approved loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of September 30, 2006, the Company utilized six of these servicers. As of September 30, 2006, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). These arrangements allow the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. In addition, if the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Significant Customers

Securitization-related fees from the private label loan trust used to securitize loans in the first quarter of fiscal 2007 represented approximately 82% of total service revenue for the first quarter of fiscal 2007. This securitization trust purchased private student loans from several lenders including JP Morgan Chase Bank, N.A., Bank of America, N.A., and Charter One Bank, N.A. Charter One Bank, N.A. serves as program lender for several education loan marketers. The Company did not recognize more than 10% of total service revenue from any other customer.

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

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2006 included $209,526 held in money market funds. Included in cash and cash equivalents are compensating balances supporting various financing arrangements of $10,239 and $10,158 at September 30, 2006 and June 30, 2006, respectively.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2)   Service Receivables

Structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trusts. The fees are expected to be paid to the Company from the various separate securitization trusts that have purchased student loans facilitated by the Company. Private label loans guaranteed by TERI have generally been purchased by several private label loan trusts. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by separate securitization trusts (NCT trusts) established by the National Collegiate Trust. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER for services performed on TERI’s behalf.

The Company conducted a securitization transaction in the first quarter of fiscal 2007 but did not conduct a securitization transaction in the first quarter of fiscal 2006. On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance metrics that the Company considers in its fair value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate, or LIBOR, rates.

The Company made no changes in its assumptions regarding default, recovery or prepayment rates in the first quarter of either fiscal 2007 or 2006, for either the NCT trusts or the private label loan trusts.

The following table summarizes changes in the estimated fair value of the Company’s structural advisory fees receivable during the first quarters of fiscal 2007 and fiscal 2006:

	Three months ended September 30,
	2006	2005
Fair value at beginning of period	$88,297	$53,371
Additions from new securitizations	16,586	—
Trust updates
Passage of time (fair value accretion)	1,590	795
Other factors	375	(596)
Total fair value adjustments	1,965	199
Fair value at end of period	$106,848	$53,570

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

The following table summarizes the changes in the estimated fair value of the Company’s residuals receivable during the first quarters of fiscal 2007 and fiscal 2006:

	Three months ended September 30,
	2006	2005
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	56,755	—
Trust updates
Passage of time (fair value accretion)	13,709	7,418
Other factors	(1,801)	64
Total fair value adjustments	11,908	7,482
Fair value at end of period	$521,486	$254,757

For a discussion of the sensitivity of the additional structural fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis”.

(3)   Related Party Transaction

At September 30, 2006, the Company had invested approximately $196,533 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $55,859 of cash equivalents and short-term investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

(4)   Notes Payable to TERI

The Company entered into a Note Payable Agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900 related to the acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding balance of this note payable at September 30, 2006 was $2,143.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at September 30, 2006 was $2,198.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5)   Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At September 30, 2006, the outstanding principal balance on amounts borrowed under this line of credit was $7,056.

(6)   Stockholders’ Equity

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,200 shares of Common Stock for issuance under this plan. On August 9, 2005, the Board of Directors authorized, subject to stockholder approval, an amendment increasing the number of shares of Common Stock reserved for issuance under the 2003 Stock Incentive Plan from 1,200 to 2,700. On October 27, 2005, the Company’s stockholders approved this amendment. During the first quarter of fiscal 2007, the Company granted 231 restricted stock units. As of September 30, 2006, there were 589 restricted stock units outstanding and 2,080 shares available for future grant under this plan.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 400 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 14 and 11 shares of Common Stock were issued in July 2006 and July 2005, respectively.

Share Repurchase Program

On September 29, 2005, the Board of Directors approved the repurchase of up to 5,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. Through September 30, 2006, the Company had repurchased an aggregate of 2,638 shares of its Common Stock under this program. As of September 30, 2006, 2,362 shares of the Company’s Common Stock may be purchased under this program, which does not have a fixed expiration date.

Cash Dividend

On September 7, 2006, the Board of Directors declared a cash dividend of $0.15 per share on the Common Stock. The dividend was paid on September 25, 2006 to stockholders of record at the close of business on September 18, 2006.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(7)   Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock:

	Three months ended September 30,
	2006	2005
Net income (loss)	$141,008	$(5,442)
Shares used in computing net income (loss) per common share—basic	62,860	64,916
Effect of dilutive securities:
Stock options	304	—
Restricted stock units	136	—
Dilutive potential common shares	440	—
Shares used in computing net income (loss) per common share—diluted	63,300	64,916
Net income (loss) per common share:
Basic	$2.24	$(0.08)
Diluted	$2.23	$(0.08)

The Company did not include options and restricted stock units in the computation of diluted net loss per share for the first quarter of fiscal 2006 as their effects would have been antidilutive.

(8)   New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the effects of carryover or reversal of prior year misstatements in quantifying a current year misstatement. The SEC staff believes that errors should be quantified using both a balance sheet and income statement approach and evaluated as to whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The SEC staff has stated that it will not object if there is a one-time cumulative effect adjustment recorded to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on appropriate use of the registrant’s previous approach. SAB No. 108 describes the circumstances in which a one-time adjustment would be appropriate as well as the required disclosures. SAB No. 108, which becomes effective for fiscal years ending after November 15, 2006, will be applied to the Company beginning with its annual financial statements for the fiscal year ending June 30, 2007. The adoption of SAB No. 108 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have any material impact on its results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, the Company will adopt FIN No. 48 on July 1, 2007. The Company is currently evaluating the provisions of FIN No. 48 and has not yet determined the impact, if any, on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB Statement No. 140 for subsequent measurement. SFAS No. 156 will be effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the Company beginning in the first quarter of fiscal 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report.

Executive Summary

Overview

We offer our clients, national and regional financial institutions, as well as businesses and other organizations, a suite of outsourcing services for private education lending in the United States. We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, the primary and secondary school market, career training and study abroad programs. We provide services in connection with each of the five typical phases of the student loan lifecycle, offering our clients a single point of interface for:

•       program design and marketing;

•       borrower inquiry and application;

•       loan origination and disbursement;

•       loan securitization; and

•       loan servicing.

We receive fees for the services we provide in connection with our clients’ private student loans, including processing, and structuring and administering securitizations, of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 32 securitization transactions since our formation in 1991, including one securitization transaction closing in the first quarter of fiscal 2007.

We offer services in connection with two primary loan programs:

•       Private label programs that are:

•        “direct to consumer,” or marketed directly to prospective student borrowers and their families by:

•       lenders;

•       businesses, affinity groups and other organizations;

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

During the first quarter of fiscal 2007, we securitized only private label loans. We did not conduct a securitization transaction in the first quarter of fiscal 2006.

We do not take a direct ownership interest in the loans our clients generate, nor do we serve as a lender or guarantor with respect to any loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Our lender clients have the opportunity to mitigate their credit risk through a loan repayment guarantee by The Education Resources Institute, Inc., or TERI, pursuant to which TERI guarantees repayment of the borrower’s loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the first quarter of fiscal 2007 and fiscal 2006.

	Three months ended September 30,		% Increase
	2006	2005	(decrease)
	(dollars in thousands)
Approximate loan applications processed	472,000	370,000	28%
Approximate number of loans facilitated	159,000	126,000	26%
Approximate number of loans facilitated that were also available to us for securitization	138,000	107,000	29%
Principal amount of loans facilitated	$1,676,162	$1,253,682	34%
Principal amount of loans facilitated that were also available to us for securitization	$1,522,231	$1,101,514	38%
Principal and accrued interest balance of loans securitized	$1,386,132	—	—
Principal balance of loans facilitated and available to us at quarter end for later securitization	$826,668	$1,482,646	(44)%

The principal balance of loans facilitated and available to us for later securitization fluctuates as a result of several factors including (a) the timing of securitizations (b) the cut off date for loan purchases as securitizations take place, (c) the loan purchase eligibility criteria included in the different note purchase agreements that govern the purchase of loans for securitization and (d) the daily volume of loans facilitated prior to quarter end.

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

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we would provide outsourcing services, but would not have the exclusive right to securitize the loans that they originate.

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

•       prepayment rates, including prepayments through loan consolidation of private student loans held by our trusts; and

•       the availability of student loans through federal programs.

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

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts obtain through the securitization process private student loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We utilize special purpose entities for the securitization of TERI-guaranteed private label loans. We refer to these trusts as private label loan trusts. In addition, the National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans. In the future, we may securitize private label or GATE loans using NCT trusts, private label loan trusts or new trust vehicles.

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

We receive several types of fees in connection with our securitization services:

•                    Structural advisory fees. We charge structural advisory fees that are paid in two portions:

•                     Up-front. We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or shortly thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. In the securitization that we facilitated during the first quarter of fiscal 2007, these fees were 12.5% of the aggregate principal and capitalized interest of the loans securitized. In the securitizations that we facilitated in fiscal 2006, these fees ranged from 7.5% to 8.4% of the aggregate principal and capitalized interest of loans securitized; and

•                     Additional. We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103.0% to 105.0%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

•                    Residual. We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and the additional structural advisory fees mentioned above and entitles us to receive:

•                     in connection with the securitizations of exclusively private label loans, 66% to 88% of the net cash flows of the particular securitization trust once a parity ratio of 103.0% to 103.5%, depending on the particular trust, is reached and maintained;

•                     in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of GATE loans securitized in fiscal years prior to fiscal 2005, an additional 10% of the residual cash flows. We are entitled to receive 100% of the cash flows for GATE loans securitized in fiscal 2005 and for GATE loans and a portfolio of loans formerly held by Chela Funding II, LLC securitized in fiscal 2006.

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, we currently expect to receive the residuals beginning approximately five to seven years after the date of a particular securitization. In the case of securitizations in the NCT trusts that occurred prior to fiscal 2005, we expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization. In the case of the securitization in the NCT trusts that occurred in fiscal 2005 and fiscal 2006, we currently expect to receive residuals beginning five to six years after the date of securitization.

•                    Administrative and other fees. Our administrative and other fees represent primarily the reimbursement of out of pocket costs we receive related to marketing coordination services performed for some of our clients. Our administrative and other fees also include the administrative fees we receive from the trusts for their daily management and services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. Our fees for performing these services range from 5 to 20 basis points per year based on the student loan balance in the trust.

Processing Fees from TERI

We provide outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognize as revenue the monthly reimbursement that TERI provides us for the expenses we incur in providing these services.

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

Under GAAP, we are required to estimate the fair value of the additional structural advisory fees and residuals as if they are investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivable on our balance sheet at estimated fair value using a discounted cash flow model. Because there are no quoted market prices for our additional structural advisory fees and residuals receivable, we use certain key assumptions to estimate their values. See “—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” We estimate the fair value both initially and at each subsequent quarter and reflect the change in the value in earnings for that period.

We generally recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services. We recognize marketing fees, which are a component of administrative and other fees, at the time the securitization trust purchases the loans derived from the related marketing coordination services.

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and may continue to vary on a quarterly basis primarily because of the timing and size of the securitizations that we structure. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter and two securitizations in the fourth quarter. Unlike in previous years, we facilitated a securitization transaction in the first quarter of fiscal 2007. We expect to facilitate securitizations in each remaining quarter of fiscal 2007. However, variations in the size of each securitization transaction will continue to result in variability of our operating results on a quarterly basis. The following tables set forth our quarterly service revenue and net income (loss) for the first quarter of fiscal 2007 and each quarter of fiscal 2006:

First quarter fiscal 2007
(in thousands)
Total service revenues	$301,821
Net income	141,008

	2006 fiscal quarters
	First	Second	Third	Fourth
	(in thousands)
Total service revenues	$35,071	$230,495	$149,174	$148,832
Net income (loss)	(5,442)	111,361	59,222	70,819

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

Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2006, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2006. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

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

•       the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, and the spread between LIBOR and auction rates; and

•       expected loan defaults, net of recoveries.

We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date.

The following table shows the approximate weighted average loan performance assumptions for the remaining life of the securitization trusts at September 30, 2006:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	Prepayments	Structural advisory fees	Residuals
Private label loan trusts	Private label	9.16%	40%	7%	6.63%	12%
NCT trusts	GATE/Other	17.87	48	5	6.63	12

To our knowledge, there have been no public market transactions involving the sale of residuals generated by a pool of securitized student loans. In determining an appropriate discount rate for valuing our residuals, we review the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use for securitization trusts facilitated prior to fiscal 2007 is appropriate given the expected timing of cash flows and the maximum 24-year life of the trust assets and residuals. The securitization trust we facilitated in the first quarter of fiscal 2007 issued BBB rated securities, the first such issuance by one of our securitization trusts. The issuance of BBB rated securities created an additional class of debtholders with an interest senior to our residual interest in the trust. As a result, we expect cash flows derived from our residual interest in this trust to take longer, and be subject to greater risk, compared to cash flows derived from our residual interests in earlier securitization trusts. As a result, we believe that a 13% discount rate is appropriate for this securitization trust.

In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select what we believe to be appropriate loan performance assumptions based on those tiers. We recently began facilitating loans under a program for borrowers who have Fair, Isaac and Company, or FICO, scores within our current program parameters, but have information on their credit reports which indicate a higher risk of delinquency and default. We analyzed the default and recovery history of loans originated with similar characteristics and credit criteria to this program and developed what we believe are appropriate loan performance assumptions based on this history. We worked, in consultation with TERI and our bank clients, to structure and price loan products for this category of borrowers. Loans under this program are guaranteed by TERI, and borrowers are charged higher interest rates and fees to cover our projected performance assumptions. We expect the inclusion of these loans in future securitizations will result in slightly higher overall default rate assumptions for the trusts used to securitize these loans.

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

At September 30, 2006, we used a 6.63% discount rate for valuing additional structural advisory fees, as compared to a 7.16% discount rate at June 30, 2006, a 6.33% discount rate at September 30, 2005 and a 5.96% discount rate at June 30, 2005. Based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10-year spreads on BBB rated structured finance and corporate debt securities. Based on market quotes for such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At September 30, 2006, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 5.6 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.9 basis points.

Except for the change to the discount rate applied to additional structural advisory fees to account for the change in the market rate of 10-year U.S. Treasury Notes, we did not materially change any loan performance assumptions regarding default rates, recovery rates or discount rates in valuing projected trust cash flows during the first quarter of fiscal 2007 or fiscal 2006. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, loans in the securitization trusts experienced higher prepayment rates than we had estimated would occur during these periods of time, which partially offset the positive net accretion that comes from updating the carrying value of our structural advisory fees and residuals receivables for the passage of time. We do not believe it is necessary at this time to alter our assumptions regarding future prepayments that we use to estimate the fair value of these receivables. We continue to monitor the performance of trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balances at each balance sheet date.

Sensitivity Analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates indices, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because most credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third-party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. For purposes of this sensitivity analysis, we have assumed no amounts in excess of the pledged fund established at the time of each securitization of private label loans are available to reimburse the trust for defaults. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

The following table shows the estimated change in our structured advisory fees and residuals receivable balances at September 30, 2006 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at September 30, 2006, and changes in the assumed spread between 1-month LIBOR rates and auction rates, which are based on .05% and .10% changes from the assumed levels for each key assumption:

	Percentage change in			Percentage change in
	assumptions		Receivables	assumptions
Structural advisory fees	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$ 107,842	$ 107,345	$ 106,848	$ 106,351	$ 105,851
Change in receivables balance	0.93%	0.47%		(0.47)%	(0.93)%
Default recovery rate:
Total structural advisory fees	$ 106,673	$ 106,760	$ 106,848	$ 106,943	$ 107,038
Change in receivables balance	(0.16)%	(0.08)%		0.09%	0.18%
Annual prepayment rate:
Total structural advisory fees	$ 111,946	$ 109,334	$ 106,848	$ 104,477	$ 102,216
Change in receivables balance	4.77%	2.33%		(2.22)%	(4.34)%
Discount rate:
Total structural advisory fees	$ 115,248	$ 110,905	$ 106,848	$ 102,852	$ 99,109
Change in receivables balance	7.86%	3.80%		(3.74)%	(7.24)%

	Change in assumption			Change in assumption
	Down 200	Down 100	Receivables	Up 100	Up 200
	basis points	basis points	balance	basis points	basis points
(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$ 99,733	$ 103,159	$ 106,848	$ 110,333	$ 114,111
Change in receivables balance	(6.66)%	(3.45)%		3.26%	6.80%

	Percentage change in			Percentage change in
	assumptions		Receivables	assumptions
Residuals	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$ 531,362	$ 526,407	$ 521,486	$ 516,569	$ 511,609
Change in receivables balance	1.89%	0.94%		(0.94)%	(1.89)%
Default recovery rate:
Total residual fees	$ 519,837	$ 520,645	$ 521,486	$ 522,332	$ 523,177
Change in receivables balance	(0.32)%	(0.16)%		0.16%	0.32%
Annual prepayment rate:
Total residual fees	$ 570,714	545,536	$ 521,486	$ 498,523	$ 476,580
Change in receivables balance	9.44%	4.61%		(4.40)%	(8.61)%
Discount rate:
Total residual fees	$ 629,003	$ 572,190	$ 521,486	$ 476,049	$ 435,446
Change in receivables balance	20.62%	9.72%		(8.71)%	(16.50)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$ 501,751	$ 511,835	$ 521,486	$ 528,410	$ 533,333
Change in receivables balance	(3.78)%	(1.85)%		1.33%	2.27%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$ 525,179	$ 523,333	$ 521,486	$ 519,640	$ 517,796
Change in receivables balance	0.71%	0.35%		(0.35)%	(0.71)%

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ materially from the sum of the individual effects calculated above.

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At September 30, 2006, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an exposure draft that would amend FASB Statement No. 140. The proposed amendment would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue final guidance in 2007. We are monitoring the status of the exposure draft to assess its impact, if any, on our financial statements.

Results of Operations

Three months ended September 30, 2006 and 2005

Revenue Related to Securitization Transactions

The following table sets forth for the first quarter of fiscal 2007:

•       the total principal and accrued interest balance of private label loans securitized;

•       the securitization-related service revenue components, other than administrative and other fees, by dollar amount and as a percentage of the total principal and accrued interest balance of loans securitized; and

•       updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

We did not facilitate a securitization transaction in the first quarter of fiscal 2006.

First quarter of fiscal 2007:	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Residuals
Private label loans	$ 1,386,132	$ 173,308	12.5%	$ 16,586	1.2%	$ 56,755	4.1%
Trust updates(2)	—	—		1,965		11,908
Other(3)	—	2		—		—
Total	$ 1,386,132	$ 173,310		$ 18,551		$ 68,663

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

Our private label loan products are marketed through two marketing channels: (a) direct to consumer, which generally refers to programs that lenders, education loan marketers, businesses, affinity groups or other organizations market directly to prospective borrowers, and, (b) school channel, which refers to programs that lenders or third parties market indirectly through educational institutions. Private label loans do not include GATE loans. Our estimates of the allocation by marketing channel of our securitization revenues for the first quarter of fiscal 2007, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(2)
		(dollars in millions)
Fiscal 2007
September 2006	Direct to consumer	$ 973	70%	14.7%	1.2%	5.1%	21.0%
	School channel	413	30	7.3	1.2	1.7	10.2
	Total	$ 1,386
	Blended yield(1)			12.5	1.2	4.1	17.8

(1)          Blended yield represents securitization revenues as a percentage of the total principal and accrued interest balance of the loans securitized from all marketing channels at the date of securitization.

(2)          Due to rounding and the complex nature of these calculations, which involve allocating the total revenue for a securitization across the different marketing channels based on the profitability of each marketing channel, the total yield by marketing channel and securitization may not represent the sum of the individual yields by revenue source.

These yields by marketing channel represent an approximate allocation of revenues and costs based on various estimates and assumptions regarding the relative profitability of these loans, and should be read with caution. Furthermore, these yields are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization, the average life of loans, which can be impacted by prepayments, the time of year that the loans are securitized and the relative mix of loans from students with various expected terms to graduation, the structure of, and prevailing market conditions at the time of, a securitization, the marketing fees which our clients earn on loans we securitize for them, along with a number of other factors. Therefore, readers are cautioned that the approximated blended yields and yields by marketing channel above may not be indicative of yields that we may be able to achieve in future securitizations.

Up-front structural advisory fees

The up-front component of structural advisory fees was $173.3 million for the first quarter of fiscal 2007. The up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield, increased in the first quarter of fiscal 2007 as compared to the last three quarters of fiscal 2006. The securitization trust we facilitated in the first quarter of fiscal 2007 issued BBB rated securities, the first such issuance by one of our securitization trusts. The issuance of BBB rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from this securitization transaction. We expect our up-front structural advisory fee yield for future securitizations to fluctuate as a result of market conditions at the time of securitization and the transaction structure in light of the loan assets being securitized.

Additional structural advisory fees

The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the first quarters of fiscal 2007 and fiscal 2006:

	Three months ended September 30,
	2006	2005
	(in thousands)
Fair value at beginning of period	$ 88,297	$ 53,371
Additions from new securitizations	16,586	—
Trust updates
Passage of time (fair value accretion)	1,590	795
Other factors	375	(596)
Total fair value adjustments	1,965	199
Fair value at end of period	$ 106,848	$ 53,570

During the first quarter of fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $2.0 million. During the first quarter of fiscal 2006, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $0.2 million. This increase was primarily due to the accretion of the discounting inherent in the fair value estimates and a decrease in the discount rate we use in making our fair value estimates.

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

We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury note rate plus 200 basis points. During the first quarters of fiscal 2007 and fiscal 2006, the 10-year U.S. Treasury note rate decreased 53 basis point and increased 37 basis points, respectively. We applied a discount rate of 6.63% at September 30, 2006, 7.16% at June 30, 2006, 6.33% at September 30, 2005 and 5.96% at June 30, 2005. A decrease in the 10-year U.S. Treasury note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

We made no changes in our assumptions regarding default rates or recovery rates for the private label loan trusts or NCT trusts during either the first quarter of fiscal 2007 or the first quarter of fiscal 2006.

Residuals

Service revenues from residuals increased to $68.7 million during the first quarter of fiscal 2007 from $7.5 million during the first quarter of fiscal 2006. We did not conduct a securitization transaction in the first quarter of fiscal 2006. As a result, we did not earn any residuals from new securitizations in the prior year period.

The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the first quarters of fiscal 2007 and fiscal 2006:

	Three months ended September 30,
	2006	2005
	(in thousands)
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	56,755	—
Trust updates
Passage of time (fair value accretion)	13,709	7,418
Other factors	(1,801)	64
Total fair value adjustments	11,908	7,482
Fair value at end of period	$521,486	$254,757

Our estimates of the fair value of our residuals receivable resulted in an increase in their aggregate carrying value of approximately $11.9 million during the first quarter of fiscal 2007 and $7.5 million during the first quarter of fiscal 2006 due primarily to the passage of time. The amount of the fair value adjustments also increased between periods as the underlying receivable balances increased. As we conduct more securitization transactions, we expect that adjustments for the passage of time will continue to increase and thereby add to the residual revenues that we discount to fair value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate that we use in estimating the fair value of these receivables. We used a 12% discount rate during the first quarter of fiscal 2007 and throughout fiscal 2006 in valuing residuals for securitizations completed prior to fiscal 2007. We used a 13% discount rate in valuing residuals for the securitization completed in the first quarter of fiscal 2007. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” Included in trust updates for the first quarter of fiscal 2007 were the positive impact of expected reductions in servicing related fees to be paid by the securitization trusts as a result of the execution of a new contract with our largest servicer. This increase was partially offset by higher than expected prepayment rates during the quarter. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, loans in the securitization trusts experienced higher prepayment rates than we had estimated would occur during these periods of time, which partially offset the positive net accretion that comes from updating the carrying value of our structural advisory fees and residuals receivables for the passage of time. We do not believe it is necessary at this time to alter our assumptions regarding future prepayments what we use to estimate the fair value of these receivables. We continue to monitor the performance of trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balance at each balance sheet date.

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader ABS market. We believe that the 12% discount rate we use for securitization trusts created prior to fiscal 2007 is appropriate given the maximum 24-year life of the trust assets and residuals. The securitization trust we facilitated in the first quarter of fiscal 2007 issued BBB rated securities, the first such issuance by one of our securitization trusts. The issuance of BBB rated securities created an additional class of debtholders with an interest senior to our residual interest in the trust. As a result, we expect cash flows derived from our residual interest in this trust to take longer, and be subject to greater risk, compared to cash flows derived from our residual interests in earlier securitization trusts. As a result, we believe that a  13% discount rate is appropriate for this securitization trust.

Processing fees from TERI

Processing fees from TERI increased to $37.1 million for the first quarter of fiscal 2007 from $25.9 million for the first quarter of fiscal 2006. The increase was primarily due to increased reimbursed expenses required to process the increased volume of private label loans that we facilitated during the fiscal 2007 period. The volume of private label loans we facilitated increased to $1.6 billion for the first quarter of fiscal 2007 from $1.2 billion for the first quarter of fiscal 2006.

Administrative and other fees

Administrative and other fees increased to $4.2 million for the first quarter of fiscal 2007 from $1.5 million for the first quarter of fiscal 2006. The increases were primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. We generated approximately $2.9 million in reimbursable expenses from marketing coordination services during the first quarter of fiscal 2007. We did not generate any reimbursable expenses from marketing coordination services in the first quarter of fiscal 2006. We earned administrative fees for the daily management of the securitization trusts of approximately $1.3 million during the first quarter of fiscal 2007 and $0.9 million during the first quarter of fiscal 2006.

Operating Expenses

Total operating expenses increased to $65.6 million for the first quarter of fiscal 2007 from $45.7 million for the first quarter of fiscal 2006. Compensation and benefits increased to $31.6 million for the first quarter of fiscal 2007 from $19.7 million for the first quarter of fiscal 2006. General and administrative expenses increased to $34.0 million for the first quarter of fiscal 2007 from $25.9 million for the first quarter of fiscal 2006.

Compensation and benefits and general and administrative expenses increased primarily as a result of an increase in personnel. Our average total number of employees was 5% higher during the first quarter of fiscal 2007 than during the corresponding prior year period. We hired additional personnel to meet the operating and information systems requirements from our growing loan processing and securitization activities. The increase in compensation and benefits expense is also due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results during the first quarter of fiscal 2007.

General and administrative expenses increased during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 as a result of increases in several categories of expense. Marketing coordination expenses increased to $6.3 million for the first quarter of fiscal 2007 from $2.8 million for the first quarter of fiscal 2006. The increase in marketing coordination expense was primarily due to the recognition of deferred marketing coordination expenses as a result of the securitization that took place during the first quarter of fiscal 2007. We did not conduct a securitization during the first quarter of fiscal 2006. As a result, no deferred marketing coordination expenses were recognized during that period. Depreciation and amortization expense increased to $3.9 million for the first quarter of fiscal 2007 from $2.9 million for the first quarter of fiscal 2006. The increase in depreciation is primarily due to additional purchases of fixed assets. External call center costs increased to $6.9 million for the first quarter of fiscal 2007 from $3.1 million for the first quarter of fiscal 2006, primarily due to an increase in the number of customer service personnel necessary to process the increased volume of loans facilitated during the first quarter of fiscal 2007 as well as the outsourcing of certain customer service functions.

We expect that our operating expenses will continue to increase as we devote additional resources to the expected increasing loan volumes facilitated for our existing and new clients.

The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our master servicing agreement.

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
First fiscal quarter	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
2007	$17,002	$19,971	$36,973	$14,606	$14,020	$28,626	$65,599
2006	12,852	12,945	25,797	6,890	12,980	19,870	45,667

Interest Income, Net

Net interest income of $1.1 million for the first quarter of fiscal 2007 and $1.2 million for the first quarter of fiscal 2006 remained relatively unchanged between the periods. A higher interest rate environment in the first quarter of fiscal 2007 offset the impact of our strategy of increasing our investments in tax exempt instruments which normally carry lower average yields.

Income Tax Expense (Benefit)

Income tax expense increased to $96.3 million for the first quarter of fiscal 2007 as compared to an income tax benefit of $3.9 million for the first quarter of fiscal 2006. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods. During the first quarter of fiscal 2007 our effective tax rate, or the income tax expense as a percentage of income before tax expense, increased to approximately 40.6% from an effective tax rate of 38.5% for all of fiscal 2006. The increase in our effective tax rate was primarily due to the change in the relative sources of total service revenues as our up-front structural advisory fees increased and our residual revenues decreased during the first quarter of fiscal 2007 as compared to all of fiscal 2006. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist of, capital expenditures, working capital, business development expenses, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations. We believe, based on our current operating plan, that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least fiscal 2007.

Long-term Funding Requirements

We expect to fund the growth of our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business, or we may be required to reduce or eliminate our quarterly cash dividends to our stockholders.

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

Treasury Stock

We had treasury stock of $135.5 million at September 30, 2006 and $121.5 million at June 30, 2006. Our treasury stock balance was derived from repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 1,500,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 5,000,000 shares of our common stock in the first quarter of fiscal 2006. As of September 30, 2006, we had repurchased an aggregate of 4,137,800 shares at an average price, excluding commissions, of $32.71 per share. During July 2006, we repurchased 291,000 shares of common stock at an average purchase price per share, excluding commissions, of $47.83.

Cash, Cash Equivalents and Short-term Investments

At September 30, 2006, we had $265.0 million in cash, cash equivalents and short-term investments. At June 30, 2006, we had $143.0 million in cash, cash equivalents and short-term investments. The increase in cash, cash equivalents and short-term investments is primarily due to cash generated from our September 2006 securitization transaction offset by cash used to fund repurchases of our common stock and the payment of cash dividends during the first quarter of fiscal 2007. Cash, cash equivalents and short-term investments at September 30, 2006 primarily include investments in variable rate demand notes and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Service Receivables

Our service receivables increased to $640.7 million at September 30, 2006 from $551.6 million at June 30, 2006, primarily as a result of the structural advisory fees and residuals generated from the September 2006 securitization transaction. The increase in service receivables was also due to an increase in our estimate of the fair value of our residuals receivable of $11.9 million during the first quarter of fiscal 2007 primarily as a result of the accretion of the discounting inherent in the fair value estimates due to the passage of time.

Property and Equipment, net

During the first quarter of fiscal 2007, our property and equipment, net decreased by $0.7 million, as $3.7 million of depreciation expense recorded during the period was offset in part by $3.0 million we spent on the expansion and improvement of our loan processing facilities and systems.

Prepaid Income Taxes

We had no prepaid income taxes at September 30, 2006 as compared to $11.6 million at June 30, 2006. At June 30, 2006, this balance was primarily derived from the income tax benefit of employee stock option exercises and tax allocation strategies implemented in the fourth quarter of fiscal 2006.

Other Prepaid Expenses

We had other prepaid expenses of $16.5 million at September 30, 2006 compared to $17.3 million at June 30, 2006. The decrease in other prepaid expenses was primarily due to a decrease in prepaid marketing expenses of approximately $2.0 million, which was partially offset by an increase in prepaid maintenance expenses related to software licenses of $1.7 million.

Other Assets

We had other assets of $4.4 million at September 30, 2006 and $5.1 million at June 30, 2006. The decrease in other assets is primarily due to the refund or amortization of miscellaneous prepaid fees and insurance during the first quarter of fiscal 2007.

Accounts Payable and Accrued Expenses

We had accounts payable and accrued expenses of $29.3 million at September 30, 2006 and $34.4 million at June 30, 2006. Our accrued bonuses were approximately $3.6 million lower at September 30, 2006 as compared to June 30, 2006, as a result of our payment of 2006 bonuses in the first quarter of fiscal 2007. Our accrued marketing expenses were approximately $1.8 million lower at September 30, 2006, as compared to June 30, 2006 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

We had income taxes payable of $63.7 million at September 30, 2006 as compared to no income taxes payable at June 30, 2006. Our income taxes payable increased because of the earnings generated in the first quarter of fiscal 2007.

Net Deferred Income Tax Liability

We have a net deferred income tax liability primarily because, under GAAP, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during the first quarter of fiscal 2007, which more than offset the recognition of our share of taxable income from the securitization trusts.

Capital Lease Obligations

We had capital lease obligations of $7.8 million at September 30, 2006 and $8.8 million at June 30, 2006. The decrease in capital lease obligations was due to scheduled principal payments made during the first quarter of fiscal 2007.

Notes Payable to TERI

We had notes payable to TERI of $4.3 million at September 30, 2006 and $4.5 million at June 30, 2006. The balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001. The decrease in notes payable to TERI is due to scheduled principal payments made during the first quarter of fiscal 2007.

Other Liabilities

We had other liabilities of $2.2 million at September 30, 2006 and June 30, 2006. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

As of September 30, 2006, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2006.

Cash Flows

Our net cash provided by operating activities increased to $146.3 million for the first quarter of fiscal 2007, compared to cash used in operating activities of $33.4 million for the first quarter of 2006. The increase in cash provided by operations resulted primarily from increases in net income and income taxes payable, and a decrease in prepaid income taxes, offset in part by increases in residual receivables and structural advisory fee receivables.

Our cash provided by investing activities was $8.7 million during the first quarter of fiscal 2007 compared to $2.9 million used in investing activities during the first quarter of fiscal 2006. Net cash provided by investing activities increased during the first quarter of fiscal 2007 primarily as a result of proceeds from the disposition of short-term investments, partially offset by uses of net cash during the first quarter of fiscal 2007 for purchases of short-term investments, capital expenditures related to the expansion and improvement of our loan processing facilities and systems and, to a lesser extent, payments for loan database updates from TERI.

We used net cash of $21.1 million in financing activities during the first quarter of fiscal 2007 compared to $1.4 million during the first quarter of fiscal 2006. We used cash in financing activities during the first quarter of fiscal 2007 primarily for our repurchases of common stock and cash dividends paid to common stockholders. We used cash in financing activities during the first quarter of fiscal 2006 primarily for the repayment of capital lease obligations and repurchases of common stock.

We expect that our capital expenditure requirements for the final three quarters of fiscal 2007 will be approximately $19.3 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At September 30, 2006, outstanding principal on these notes totaled $4.3 million as compared to $4.5 million at June 30, 2006.

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

Factors That May Affect Future Results

This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words

“anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth above under “—Application of Critical Accounting Policies and Estimates” and the risk factors set forth below under Item 1A of Part II. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 8, 2006.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates applicable to our cash, cash equivalents and short-term investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At September 30, 2006, cash, cash equivalents and short-term investments consisted primarily of investments in variable rate demand notes and money market funds, all of which were due on demand. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and short-term investments.

Risk Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for nearly all of the loan assets and all of the borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2006 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.   Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2006.

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this quarterly report, we have provided structural advisory and other services for 32 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 82% of our total service revenue for the first quarter of fiscal 2007, 74% of our total service revenue for fiscal 2006, 76% of our total service revenue for fiscal 2005 and 78% of our total service revenue for fiscal 2004. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

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

In connection with our recognition of revenue from securitization transactions, if the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Accounting rules require that these receivables be recorded at fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rate trends, the spread between LIBOR and the auction rates on our senior auction rate notes, the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If the actual performance of some or all of the securitization trusts varies from the key assumptions we use, the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.”  In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

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

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank and Bank of America. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank loans represented approximately 26% of our total service revenue for fiscal 2006 and approximately 30% of our total service revenue for fiscal 2005. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 16% of total service revenue for fiscal 2006 and approximately 18% of total service revenue for fiscal 2005. We also structure and support private student loan programs for companies that assist lenders such as Charter One Bank, N.A. in marketing their programs to customers. Structural advisory fees and residuals from securitization of loans marketed by Collegiate Funding Services, or CFS, represented approximately 10% of our total service revenue for fiscal 2006 and approximately 17% of our total service revenue for fiscal 2005. JPMorgan Chase Bank acquired CFS in March 2006, and we entered into an agreement with JPMorgan Chase Bank in May 2006 that terminated our previous agreement with CFS. Under our new agreement, JPMorgan Chase Bank agreed to increase its marketing expenditures in connection with its Education One loan program in an amount equal to CFS’s marketing commitment under its previous agreement with us, although we cannot assure you that the resulting loan volume will offset the loss of the loan volume derived from CFS.

We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which Charter One Bank serves as a program lender are generally scheduled to terminate in May 2007. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement on or after June 1, 2007, upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Our two agreements with Bank of America that govern the purchase of GATE loans expire on November 30, 2007, but can be terminated by either party with 90 days notice. In the absence of termination, both agreements will automatically renew for successive one-year terms. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

A significant decline in services to JPMorgan Chase Bank, Bank of America, or Charter One Bank, or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results could suffer as a result.

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

In addition, there has been significant consolidation within the banking industry. For example, in 2004 Charter One Financial, Inc., the publicly-traded parent company of Charter One Bank was acquired by Citizens Financial Group, Inc. and Bank One Corporation was acquired by JPMorgan Chase & Co. In addition, Sallie Mae acquired our client, Southwest Student Services Corporation, resulting in termination of our relationship with that client. The acquisition by JPMorgan Chase Bank of CFS could result in a reduction in our business with either or both of them. The merger may also negatively affect the volume of Charter One Bank loans that we process and securitize, because Charter One Bank no longer serves as a program lender for CFS loan programs that we facilitate. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $37.1 million, or 12% of total service revenue, for the first quarter of fiscal 2007, and $25.9 million or 74% of total service revenue, for the first quarter of fiscal 2006. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

•       we may not be able to offer our clients guarantee services from another guarantor and, accordingly, our access to loans and our opportunities to structure securitization transactions may diminish significantly;

•       we may not be successful in establishing an arrangement with a third-party to provide the warranties that TERI currently provides to lenders related to origination services. In such case, we may be required to provide such warranties; and

•       if TERI is unable to provide guarantee services for loans, any financial guarantee insurance coverage we obtain in securitization transactions could be more costly, if available at all.

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of September 30, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because the costs of obtaining financial guarantee insurance for the asset-backed securitizations that we structure could increase. Finally, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of September 30, 2006, PHEAA serviced a majority of loans whose origination we support. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fees and residuals receivable. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in the annual or aggregate limitations under federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge the gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. During February 2006, Congress passed, and the President signed, the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits do not change, the Deficit Reduction Act of 2005 increases amounts that first and second year college students may borrow and makes Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 11% during the first quarter of fiscal 2007, 15% during fiscal 2006 and 13% during fiscal 2005 of our total loan facilitation volume. The loan limit increases take effect July 1, 2007 while most other provisions took effect July 1, 2006. This recent legislation, as well as future legislation, could weaken the demand for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

Our quarterly revenue, operating results and profitability have varied and may continue to vary significantly on a quarterly basis. In fiscal 2006, we recognized 6%, 41%, 26% and 27% of our total service revenue in the respective fiscal quarters of fiscal 2006. Our quarterly revenue varied primarily because of the timing of the securitizations that we structured. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter, and two securitizations in the fourth quarter, but none in the first quarter. Unlike in previous fiscal years, we facilitated one securitization in the first quarter of fiscal 2007. Variations in the size of each securitization transaction will continue to result in variability of our operating results on a quarterly basis. The timing and size of our planned securitization activities may be affected by the seasonality of student loan applications and loan originations, as well as the other factors that could adversely affect our securitization activities. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2006, we processed 37% of our total loan facilitation volume in the first quarter ended September 2005, and 19%, 25% and 19% of our total loan facilitation volume in the respective successive quarters.

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

Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivable, as well as demand for private student loans and our services.

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

Our ability to handle an increasing volume of transactions is based in large part on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement such as the ability to process loans over the Internet, accept electronic signatures and provide process updates instantly. Our future success depends in part on our ability to develop and implement technology solutions that anticipate and keep pace with these and other continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. Any one of these circumstances could have a material adverse effect on our ability to obtain and retain key clients.

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

The number of our employees increased to 936 regular employees as of September 30, 2006 from 873 regular employees and 13 seasonal employees as of September 30, 2005. Many of these employees have limited experience with us and a limited understanding of our systems and controls. From our inception to September 30, 2006, our assets have grown to $967.6 million. Our revenue increased to $301.8 million for the first quarter of fiscal 2007 from $35.1 million for the first quarter of fiscal 2006. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

Based on the advice of national counsel and, in some states, additional local counsel opinions and informal advice from state regulators, we have been operating on the basis that no registrations or licenses are required of us under laws applicable to loan brokers, small lenders and loan arrangers, and other similar laws. We will continue to review state registration and licensing requirements that may become applicable to us in the future, in view of the expansion of the scope of the services we provide, our plans for future activities and the time that has elapsed since our prior review. As a result of this continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which registration or licensing is required, we will proceed with registration or licensing in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with registration or licensing in the affected state.

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

Third parties with which we do business, including federal and state chartered financial institutions, non-bank loan marketers, as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third-party marketers with which we do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

We could also become subject to registration or licensing and other regulatory requirements in Massachusetts and other states by expanding the scope or extent of our services.

We are in the process of expanding the scope of the services we provide on behalf of lenders to include certain advertising and marketing functions. As a result of this expansion of our services, or if we expand our services in the future to include, among others, loan guarantees or direct solicitation of consumers, our current exemption from the Massachusetts Small Loan Act could be invalidated, and consequently, we may need to obtain a license from the Massachusetts Division of Banks. In addition, we may become subject to the laws and regulations of other states governing such expanded services. We may also become subject to state regulatory requirements if the extent of the activities that we conduct in a particular state expands. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business.

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of October 20, 2006, we had 62,936,285 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 35% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Registered Securities

In our initial public offering or IPO, we sold 7,906,250 shares of common stock, including an over-allotment option of 1,031,750 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through September 30, 2006, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and short-term investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2006 to July 31, 2006	291,000	$47.83	291,000	2,362,200
August 1, 2006 to August 31, 2006	—	—	—	2,362,200
September 1, 2006 to September 30, 2006	—	—	—	2,362,200
Total	291,000	$47.83	291,000	2,362,200

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

Item 5—Other Information

On October 2, 2006, we entered into a Fifteenth Amendment to Program Agreements (the “Amendment”) with JPMorgan Chase Bank, N.A., successor by merger to Bank One, N.A. The Amendment amended the minimum purchase price due to JPMorgan Chase Bank in connection with future securitizations of its loan volume. The Amendment also increased the minimum marketing expenditures by JPMorgan Chase Bank during calendar year 2007 with respect to its private loan programs. This summary is qualified by the Amendment, a copy of which is filed as exhibit 10.2 to this quarterly report on Form 10-Q and incorporated herein by reference.

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

THE FIRST MARBLEHEAD CORPORATION
Date: November 8, 2006	By:	/s/ Jack L. Kopnisky
Jack L. Kopnisky
Chief Executive Officer, President & Chief Operating Officer
(Duly authorized officer)
Date: November 8, 2006	By:	/s/ John A. Hupalo
John A. Hupalo
Senior Executive Vice President and Chief Financial Officer
(Principal financial officer)
Date: November 8, 2006	By:	/s/ Kenneth S. Klipper
Kenneth S. Klipper
Senior Vice President, Treasurer and Chief Accounting Officer
(Principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	†	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Pennsylvania Higher Education Assistance Agency and the Registrant
10.2	†	Fifteenth Amendment to Program Agreements, dated as of October 2, 2006, between JPMorgan Chase Bank, N.A. and the Registrant
10.3		Employment Agreement and Mutual General Release, dated November 1, 2006, between Donald R. Peck and the Registrant
31.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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