Form 10-Q
period 2006-12-31
FIRST MARBLEHEAD CORP
filed 2007-02-08
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2006

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

Yes ☐    No ☒

As of January 31, 2007, the registrant had 94,609,549 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.   Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2006	June 30, 2006
ASSETS
Cash and cash equivalents	$160,407	$75,711
Investments	96,210	67,250
Loans held for sale	14,929	—
Service receivables:
Structural advisory fees	116,637	88,297
Residuals	583,666	452,823
Processing fees from The Education Resources Institute (TERI)	11,247	10,447
Total service receivables	711,550	551,567
Property and equipment	68,257	60,358
Less accumulated depreciation and amortization	(31,208)	(23,615)
Property and equipment, net	37,049	36,743
Goodwill	4,878	3,176
Intangible assets, net	2,966	1,897
Prepaid income taxes	—	11,649
Other prepaid expenses	14,148	17,272
Other assets	4,898	5,081
Total assets	$1,047,035	$770,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$36,511	$—
Accounts payable and other accrued expenses	37,135	34,430
Income taxes payable	5,446	—
Net deferred income tax liability	179,744	144,240
Capital lease obligations	6,941	8,789
Notes payable to TERI	4,141	4,537
Other liabilities	2,309	2,181
Total liabilities	272,227	194,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at December 31, 2006 and June 30, 2006; 100,798 and 100,334 shares issued at December 31, 2006 and June 30, 2006, respectively; 94,591 and 94,564 shares outstanding at December 31, 2006 and June 30, 2006, respectively	1,008	1,004
Additional paid-in capital	228,936	217,620
Retained earnings	680,319	479,090
Treasury stock, 6,207 and 5,770 shares held at December 31, 2006 and June 30, 2006, respectively, at cost	(135,471)	(121,545)
Accumulated other comprehensive income	16	—
Total stockholders’ equity	774,808	576,169
Total liabilities and stockholders’ equity	$1,047,035	$770,346

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Service Revenues:
Up-front structural advisory fees	$88,618	$96,170	$261,928	$96,170
Additional structural advisory fees:
From new securitizations	8,861	14,778	25,447	14,778
Trust updates	928	1,241	2,893	1,440
Total additional structural advisory fees	9,789	16,019	28,340	16,218
Residuals:
From new securitizations	48,315	78,216	105,070	78,216
Trust updates	13,865	12,491	25,773	19,973
Total residual revenue	62,180	90,707	130,843	98,189
Processing fees from TERI	29,608	25,268	66,679	51,196
Administrative and other fees	4,727	2,331	8,953	3,793
Total service revenues	194,922	230,495	496,743	265,566
Net interest income	2,844	1,635	3,968	2,864
Total revenues	197,766	232,130	500,711	268,430
Non-interest expenses:
Compensation and benefits	25,895	21,160	57,503	40,902
General and administrative expenses	33,088	22,891	67,079	48,816
Total non-interest expenses	58,983	44,051	124,582	89,718
Income from operations	138,783	188,079	376,129	178,712
Other income	—	2,501	—	2,501
Income before income tax expense	138,783	190,580	376,129	181,213
Income tax expense	57,632	79,219	153,970	75,294
Net income	$81,151	$111,361	$222,159	$105,919
Net income per share, basic	$0.86	$1.17	$2.35	$1.10
Net income per share, diluted	0.85	1.16	2.34	1.09
Cash dividends declared per share	0.12	0.08	0.22	0.16
Weighted average shares outstanding, basic	94,496	95,324	94,393	96,348
Weighted average shares outstanding, diluted	95,069	96,266	95,020	97,343

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

							Accumulated
							other
	Common stock				Additional		comprehensive	Total
	Issued		In treasury		paid-in	Retained	income, net of	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	tax	equity
Balance at June 30, 2006	100,334	$1,004	(5,770)	$(121,545)	$217,620	$479,090	$—	$576,169
Comprehensive income
Net income	—	—	—	—	—	222,159	—	222,159
Unrealized gains on investments, net	—	—	—	—	—	—	16	16
Total comprehensive income	—	—	—	—	—	—	—	222,175
Options exercised	398	4	—	—	1,227	—	—	1,231
Stock issuances through employee stock purchase plan	22	—	—	—	401	—	—	401
Stock issuances from vesting of restricted stock units	47	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(437)	(13,926)	—	—	—	(13,926)
Stock-based compensation	—	—	—	—	3,779	—	—	3,779
Cash dividend ($0.22 per share)	—	—	—	—	—	(20,783)	—	(20,783)
Cash paid in lieu of fractional shares in effecting stock split	(3)	—	—	—	—	(147)	—	(147)
Tax benefit from employee stock options	—	—	—	—	5,909	—	—	5,909
Balance at December 31, 2006	100,798	$1,008	(6,207)	$(135,471)	$228,936	$680,319	$16	$774,808

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$222,159	$105,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,862	6,805
Deferred income tax expense	35,504	23,300
Stock-based compensation	3,779	1,535
Change in assets/liabilities net of effects of acquisition:
Decrease in loans held for sale	2,140	—
(Increase) in structural advisory fees	(28,340)	(16,218)
(Increase) in residuals	(130,843)	(98,189)
(Increase) decrease in processing fees from TERI	(800)	102
Net change in prepaid/accrual for income taxes	17,095	2,594
(Increase) decrease in other prepaid expenses	3,145	(2,807)
(Increase) decrease in other assets	980	(1,877)
Increase in accounts payable, accrued expenses, and other liabilities	2,520	25,247
Net cash provided by operating activities	135,201	46,411
Cash flows from investing activities:
Dispositions of investments	57,543	—
Purchases of investments	(70,500)	—
Net cash paid for acquisition	(471)	—
Purchases of property and equipment	(7,777)	(6,859)
Payments to TERI for loan database updates	(124)	(372)
Net cash used in investing activities	(21,329)	(7,231)
Cash flows from financing activities:
Increase in deposits	383	—
Repayment of capital lease obligations	(1,848)	(2,335)
Repayment of notes payable due to TERI	(396)	(372)
Tax benefit from stock-based compensation	5,909	2,470
Issuances of common stock	1,632	966
Repurchases of common stock	(13,926)	(65,879)
Cash dividends on common stock	(20,783)	(15,350)
Cash paid in lieu of fractional shares in effecting stock split	(147)	—
Net cash used in financing activities	(29,176)	(80,500)
Net increase (decrease) in cash and cash equivalents	84,696	(41,320)
Cash and cash equivalents, beginning of period	75,711	193,796
Cash and cash equivalents, end of period	$160,407	$152,476
Supplemental disclosures of cash flow information:
Interest paid	$509	$430
Income taxes paid	$95,261	$13,333
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$87	$1,135

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

(1)          Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions, educational institutions, businesses, and other enterprises with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. From time to time, the Company may also receive fees for its services in securitizing private student loan portfolios purchased from third-parties. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf, reimbursement for marketing coordination services it provides to certain clients and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates. FMC’s subsidiary Union Federal Savings Bank (“Union Federal”) is a federally chartered thrift that offers residential retail mortgage loans, retail savings products and time deposit products. See Note 3.

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

Student Loan Market Seasonality and Revenue Related to Securitization Transactions

Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process an increased volume of loan applications during November, December and January, as students

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from TERI that the Company earns in a particular quarter. The timing and size of the Company’s planned securitization activities may also be affected by the seasonality of student loan applications and loan originations.

The Company closed a securitization transaction in each of the first and second quarters of fiscal 2007 and expects to close securitization transactions in each of the third and fourth quarters of fiscal 2007. During fiscal 2006, the Company closed one securitization transaction in the second quarter, one securitization transaction in the third quarter and two securitization transactions in the fourth quarter. Variations in the size of securitization transactions the Company facilitates will also contribute to variability in quarterly operating results.

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of December 31, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, market conditions could dictate that FMC obtain additional credit enhancement for the asset-backed securitizations that it structures, the cost of which could result in lower structural advisory fees.

In February 2001, FMC and TERI entered into a Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee student loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In June 2001, the Company acquired TERI’s loan processing operations and the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. In October 2004, the Company renewed the Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

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

TERI received an administrative fee of 175 basis points for the securitization transaction the Company completed in the first quarter of fiscal 2007 and 221 basis points for the securitization transaction the Company completed in the second quarter of fiscal 2007. TERI elected to receive an administrative fee of 240 basis points for the securitization transaction the Company plans to complete in the third quarter of fiscal 2007.

Under a Master Servicing Agreement with a term through June 2011, First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services, guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. During the three and six months ended December 31, 2006, processing fees from TERI represented approximately 15% and 13%, respectively, of the Company’s total revenue.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

PHEAA

As of December 31, 2006, there were eight TERI-approved student loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of December 31, 2006, the Company utilized six of these servicers. These arrangements allow the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. As of December 31, 2006, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the student loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). If the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved student loan servicer, which could be time-consuming and costly.

Significant Customers

Securitization-related fees from the private label loan trusts used to securitize student loans in September 2006 and December 2006 represented approximately 49% and 29%, respectively of total revenue for the first six months of fiscal 2007. These securitization trusts purchased private student loans from several lenders including JP Morgan Chase Bank, N.A., Bank of America, N.A., and Charter One Bank, N.A. Charter One Bank, N.A. serves as program lender for several education loan marketers. The Company did not recognize more than 10% of total revenue from any other customer.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 included $151,503 held in money market funds and $8,904 of federal funds sold. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $9,989 and $10,158 at December 31, 2006 and June 30, 2006, respectively.

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

(2)          Service Receivables

Structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trusts. The fees are expected to be paid to the Company from the various separate securitization trusts that have purchased student loans facilitated by the Company. Private label loans guaranteed by TERI have generally been purchased by several private label loan trusts. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by separate securitization trusts established by the National Collegiate Trust (NCT trusts). Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI’s behalf.

The Company conducted a securitization transaction in the second quarter of each of fiscal 2007 and fiscal 2006. On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance metrics that the Company considers in its fair value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate, or LIBOR, rates.

The Company made no changes in its assumptions regarding default, recovery or prepayment rates in the first six months of either fiscal 2007 or fiscal 2006, for either the NCT trusts or the private label loan trusts.

The following table summarizes changes in the estimated fair value of the Company’s structural advisory fees receivable during the first six months of fiscal 2007 and fiscal 2006:

	Six months ended December 31,
	2006	2005
Fair value at beginning of period	$88,297	$53,371
Additions from new securitizations	25,447	14,778
Trust updates
Passage of time (fair value accretion)	3,411	1,804
Other factors	(518)	(364)
Total fair value adjustments	2,893	1,440
Fair value at end of period	$116,637	$69,589

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

The following table summarizes the changes in the estimated fair value of the Company’s residuals receivable during the first six months of fiscal 2007 and fiscal 2006:

	Six months ended December 31,
	2006	2005
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	105,070	78,216
Trust updates
Passage of time (fair value accretion)	30,140	16,661
Other factors	(4,367)	3,312
Total fair value adjustments	25,773	19,973
Fair value at end of period	$583,666	$345,464

For a discussion of the sensitivity of the additional structural fees and residuals receivable to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue—Sensitivity Analysis”.

(3)          Business Combination

On November 30, 2006, the Company completed its acquisition of Union Federal, a community savings bank located in North Providence, Rhode Island with total assets at the time of acquisition of approximately $40,853. The financial results of Union Federal are included in the Company’s financial statements subsequent to the acquisition date. The purchase price was allocated to acquired assets and liabilities based on their respective fair values at November 30, 2006. The Company recorded goodwill of $1,701 and a core deposit intangible of $1,311 as a result of this acquisition. Goodwill will be reviewed for impairment at least annually. The core deposit intangible represents the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The core deposit intangible will be amortized on a straight-line basis over a five year period and will be reviewed for impairment when it is determined that facts or circumstances may affect the recoverability of the asset.

(4)          Related Party Transaction

At December 31, 2006, the Company had invested approximately $134,208 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $81,492 of investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

(5)          Notes Payable to TERI

The Company entered into a Note Payable Agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900 related to an acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding balance of this note payable at December 31, 2006 was $2,045.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at December 31, 2006 was $2,096.

(6)          Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At December 31, 2006, the outstanding principal balance on amounts borrowed under this line of credit was $6,223.

(7)          Stockholders’ Equity

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,800 shares of FMC’s common stock (Common Stock) for issuance under this plan. On August 9, 2005, the Board of Directors authorized, subject to stockholder approval, an amendment increasing the number of shares of Common Stock reserved for issuance under the 2003 Stock Incentive Plan from 1,800 to 4,050. On October 27, 2005, the Company’s stockholders approved this amendment. During the first six months of fiscal 2007, the Company granted 358 restricted stock units. As of December 31, 2006, there were 894 restricted stock units outstanding and 3,108 shares available for future grant under this plan.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 15 and 21 shares of Common Stock were issued in January 2007 and July 2006, respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

Share Repurchase Program

On September 29, 2005, the Board of Directors approved the repurchase of up to 7,500 shares of Common Stock from time to time on the open market or in privately negotiated transactions. Through December 31, 2006, the Company had repurchased an aggregate of 3,957 shares of its Common Stock under this program. As of December 31, 2006, 3,543 shares of the Company’s Common Stock may be purchased under this program, which does not have a fixed expiration date.

Cash Dividend

On September 7, 2006, the Board of Directors declared a cash dividend of $0.10 per share on the Common Stock. The dividend was paid on September 25, 2006 to stockholders of record at the close of business on September 18, 2006. On November 9, 2006, the Board of Directors declared a cash dividend of $0.12 per share on the Common Stock. The dividend was paid on December 4, 2006 to stockholders of record at the close of business on November 20, 2006.

Stock Split

On November 9, 2006, the Board of Directors approved a three-for-two split of the Common Stock which was effected in the form of a stock dividend distributed on December 4, 2006 to stockholders of record at the close of business on November 20, 2006. As such, all prior period share data have been retroactively adjusted to reflect the stock split.

(8)          Net Income per Share

The following table sets forth the computation of basic and diluted net income per share of Common Stock:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net income	$81,151	$111,361	$222,159	$105,919
Shares used in computing net income per common share—basic	94,496	95,324	94,393	96,348
Effect of dilutive securities:
Stock options	268	934	363	990
Restricted stock units	305	8	264	5
Dilutive potential common shares	573	942	627	995
Shares used in computing net income per common share—diluted	95,069	96,266	95,020	97,343
Net income per common share:
Basic	$0.86	$1.17	$2.35	$1.10
Diluted	$0.85	$1.16	$2.34	$1.09

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

(9)          New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how the effects of carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that errors should be quantified using both a balance sheet and income statement approach and evaluated as to whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The SEC staff has stated that it will not object if there is a one-time cumulative effect adjustment recorded to correct errors existing in prior years that previously had been considered immaterial—quantitatively and qualitatively - based on appropriate use of the registrant’s previous approach. SAB No. 108 describes the circumstances in which such an adjustment would be appropriate, as well as the required disclosures, and is effective for fiscal years ending after November 15, 2006. The Company will be required to apply this Bulletin in the year ending June 30, 2007. The adoption of SAB No. 108 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 will be effective for the Company beginning in the fourth quarter of fiscal 2007. The adoption of SFAS No. 158 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.

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

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 156), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB Statement No. 140 for subsequent measurement. SFAS No. 156 will be effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

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

Executive Summary

Overview

We offer our clients, national and regional financial institutions, as well as businesses and other organizations, a suite of outsourcing services for private education lending in the United States. We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, the primary and secondary school market, career training and study abroad programs. We provide services in connection with each of the five typical phases of the student loan lifecycle, offering our clients a single point of interface for:

•       program design and marketing coordination;

•       borrower inquiry and application;

•       loan origination and disbursement;

•       loan securitization; and

•       loan servicing.

We receive fees for the services we provide in connection with our clients’ private student loans, including processing, structuring and administering securitizations, of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 33 securitization transactions since our formation in 1991.

We offer services in connection with two primary student loan programs:

•       Private label programs that are:

•        “direct to consumer,” or marketed directly to prospective student borrowers and their families by:

•       lenders;

•       businesses, unions, affinity groups and other organizations;

•       third parties that are not themselves lenders but which market loans on behalf of the lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund these loans as program lenders; and

•        “school channel,” or marketed directly to educational institutions by:

•       lenders; and

•       education loan marketers on behalf of program lenders.

•       Guaranteed Access to Education, or GATE, programs that educational institutions offer directly to their students.

During the first six months of fiscal 2007 and 2006, we securitized only private label loans.

We do not take a direct ownership interest in the student loans our clients generate, nor do we serve as a lender or guarantor with respect to any student loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Our lender clients have the opportunity to mitigate their credit risk through a loan repayment guarantee by The Education Resources Institute, Inc., or TERI, pursuant to which TERI guarantees repayment of the borrower’s loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

The primary driver of our results of operations and financial condition is the volume of student loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the first six months of fiscal 2007 and fiscal 2006.

	Six months ended December 31,		%
	2006	2005	Increase
	(dollars in thousands)
Approximate student loan applications processed	726,000	541,000	34%
Approximate number of student loans facilitated	241,000	200,000	21%
Approximate number of student loans facilitated that were also available to us for securitization	209,000	168,000	24%
Principal amount of student loans facilitated	$2,434,834	$1,889,299	29%
Principal amount of student loans facilitated that were also available to us for securitization	$2,208,892	$1,644,867	34%
Principal and accrued interest balance of student loans securitized	$2,109,684	$1,265,387	67%
Principal balance of student loans facilitated and available to us at period end for later securitization	$785,990	$772,962	2%

The principal balance of loans facilitated and available to us for later securitization fluctuates as a result of several factors including (a) the timing of securitizations (b) the cut off date for loan purchases as securitizations take place, (c) the loan purchase eligibility criteria included in the various note purchase agreements that govern the purchase of loans for securitization and (d) the daily volume of loans facilitated prior to period end.

In June 2001, we significantly enhanced our risk management and loan processing capabilities through a strategic relationship with TERI, the nation’s oldest and largest guarantor of private student loans. We acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, 161 members of TERI’s staff became our employees. In addition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the student loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we have entered into with TERI, we have also agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans, and granted to TERI a right of first refusal to provide a third-party guarantee of our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the student loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we would provide outsourcing services, but would not have the exclusive right to securitize the student loans that they originate.

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

•       the general interest rate environment, including its effect on our discount and prepayment rates;

•       our critical accounting policies and estimates;

•       borrower default rates and our ability to recover principal and interest from such borrowers;

•       prepayment rates, including prepayments through loan consolidation of private student loans held by our trusts; and

•       the availability of student loans through federal programs.

On November 30, 2006, we completed the acquisition of Union Federal Savings Bank, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally chartered thrift that offers residential retail mortgage loans, retail savings products and time deposit products. Union Federal, which had total assets of approximately $41 million as of the acquisition date, does not currently offer education loans as part of its product lines. The financial results of Union Federal are included in our financial statements subsequent to the acquisition date. The purchase price was allocated to acquired assets and liabilities based on their respective fair values at November 30, 2006. We recorded additional goodwill of $1.7 million and a core deposit intangible of $1.3 million as a result of this acquisition. Goodwill will be reviewed for impairment at least annually. The core deposit intangible represents the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The core deposit intangible will be amortized on a straight-line basis over a five year period and will be reviewed for impairment when it is determined that facts or circumstances may affect the recoverability of the asset.

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

We receive several types of fees in connection with our securitization services:

•       Structural advisory fees.   We charge structural advisory fees that are paid in two portions:

•        Up-front.   We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or shortly thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. For the securitizations that we facilitated during the first half of fiscal 2007, these fees ranged from 12.2% to 12.5% of the aggregate principal and capitalized interest of the loans securitized. For the securitizations we facilitated in fiscal 2006, these fees ranged from 7.5% to 8.4% of the aggregate principal and capitalized interest of the loans securitized; and

•        Additional.   We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103% to 105%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

•       Residual.   We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and entitles us to receive:

•        in connection with the securitizations of exclusively private label loans, 66% to 88% of the net cash flows of the particular securitization trust once a parity ratio of 103% to 103.5%, depending on the particular trust, is reached and maintained;

•        in connection with securitizations in the NCT trusts, our share of residual cash flows once all of the debtholders of the securitization trust have been repaid, plus, in the case of GATE loans securitized in fiscal years prior to fiscal 2005, an additional 10% of the residual cash flows. We are entitled to receive 100% of the residual cash flows for GATE loans securitized after fiscal 2004.

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, we currently expect to receive the residuals beginning approximately five to seven years after the date of a particular securitization. In the case of securitizations in the NCT trusts that occurred prior to fiscal 2005, we expect to receive the residuals beginning 12 to 15 years after the date of a particular securitization. In the case of the securitization in the NCT trusts that occurred after fiscal 2004, we currently expect to receive residuals beginning five to six years after the date of securitization.

•       Administrative and other fees.   Our administrative and other fees represent the reimbursement of out of pocket costs we receive at the time of securitization related to marketing coordination services performed for some of our clients. Our administrative and other fees include the administrative fees we receive from the trusts for their daily management and services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. Our fees for performing these services range from 5 to 20 basis points per year based on the student loan balance in the trust.

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

We generally recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services. We recognize marketing coordination fees, which are a component of administrative and other fees, at the time the securitization trust purchases the loans derived from the related marketing coordination services.

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and may continue to vary on a quarterly basis primarily because of the timing and size of the securitizations that we structure. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter and two securitizations in the fourth quarter. Thus far in fiscal 2007, we have facilitated one securitization in each of the first and second quarters. We expect to facilitate securitizations in each remaining quarter of fiscal 2007. However, variations in the size of each securitization transaction will continue to result in variability of our operating results on a quarterly basis. The following tables set forth our quarterly revenue and net income (loss) for each of the first two quarters of fiscal 2007 and each quarter of fiscal 2006:

	2007 fiscal quarters
	First	Second
	(in thousands)
Total revenues	$302,945	$197,766
Net income	141,008	81,151

	2006 fiscal quarters
	First	Second	Third	Fourth
	(in thousands)
Total revenues	$36,300	$232,130	$150,543	$150,062
Net income (loss)	(5,442)	111,361	59,222	70,819

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

The following table shows the approximate weighted average loan performance assumptions for the remaining life of the securitization trusts at December 31, 2006:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	Prepayments	Structural advisory fees	Residuals
Private label loan trusts	Private label	9.29%	40%	7%	6.70%	12%
NCT trusts	GATE/Other	17.87	48	5	6.70	12

To our knowledge, there have been no public market transactions involving the sale of residuals generated by a pool of securitized student loans. In determining an appropriate discount rate for valuing our residuals, we review the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. We believe that the 12% discount rate we use for securitization trusts facilitated prior to fiscal 2007 is appropriate given the expected timing of cash flows and the maximum 24-year life of the trust assets and residuals. The securitization trusts we facilitated in September 2006 and December 2006 issued BBB rated securities, the only such issuances by any of our securitization trusts. The issuance of BBB rated securities created an additional class of debtholders with an interest senior to our residual interest in the trust. As a result, we expect cash flows derived from our residual interest in these trusts to take longer, and be subject to greater risk, compared to cash flows derived from our residual interests in earlier securitization trusts. As a result, we believe that a 13% discount rate is appropriate for these securitization trusts.

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

At December 31, 2006, we used a 6.70% discount rate for valuing additional structural advisory fees, as compared to a 7.16% discount rate at June 30, 2006, a 6.36% discount rate at December 31, 2005 and a 5.96% discount rate at June 30, 2005. Based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trust, we believe these fees are comparable to 10-year spreads on BBB rated structured finance and corporate debt securities. Based on market quotes for such securities, we believe a spread over comparable maturity U.S. Treasury Notes of 200 basis points is an appropriate discount rate in valuing these projected cash flows.

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At December 31, 2006, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.4 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.5 basis points.

Except for the change to the discount rate applied to additional structural advisory fees to account for the change in the market rate of 10-year U.S. Treasury Notes, we did not change any loan performance assumptions regarding default rates, recovery rates or discount rates in valuing projected trust cash flows during the first six months of fiscal 2007 or fiscal 2006. During the fourth quarter of fiscal 2006 and the first six months of fiscal 2007, loans in the securitization trusts experienced higher prepayment rates than we had estimated would occur during these periods of time, which partially offset the positive net accretion that comes from updating the carrying value of our structural advisory fees and residuals receivables for the passage of time. We do not believe it is necessary at this time to alter our assumptions regarding future prepayments that we use to estimate the fair value of these receivables. We continue to monitor the performance of trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balances at each balance sheet date.

Sensitivity Analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates indices, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the note, including payments as a result of loan consolidation activity. Because most credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third-party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. For purposes of this sensitivity analysis, we have assumed no amounts in excess of the pledged fund established at the time of each securitization of private label loans are available to reimburse the trust for defaults. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

The following table shows the estimated change in our structural advisory fees and residuals receivable balances at December 31, 2006 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at December 31, 2006, and changes in the assumed spread between 1-month LIBOR rates and auction rates, which are based on .05% and .10% changes, from the assumed levels for each key assumption:

	Percentage change			Percentage change
	in assumptions		Receivables	in assumptions
Structural advisory fees	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$117,716	$117,176	$116,637	$116,097	$115,555
Change in receivables balance	0.93%	0.46%		(0.46)%	(0.93)%
Default recovery rate:
Total structural advisory fees	$116,460	$116,548	$116,637	$116,733	$116,830
Change in receivables balance	(0.15)%	(0.08)%		0.08%	0.17%
Annual prepayment rate:
Total structural advisory fees	$122,119	$119,310	$116,637	$114,088	$111,658
Change in receivables balance	4.70%	2.29%		(2.19)%	(4.27)%
Discount rate:
Total structural advisory fees	$125,677	$120,971	$116,637	$112,247	$108,192
Change in receivables balance	7.75%	3.72%		(3.76)%	(7.24)%

	Change in assumption			Change in assumption
	Down 200	Down 100	Receivables	Up 100	Up 200
	basis points	basis points	balance	basis points	basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$109,100	$112,737	$116,637	$120,332	$124,339
Change in receivables balance	(6.46)%	(3.34)%		3.17%	6.60%

	Percentage change			Percentage change
	in assumptions		Receivables	in assumptions
Residuals	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$594,791	$589,229	$583,666	$578,102	$572,546
Change in receivables balance	1.91%	0.95%		(0.95)%	(1.91)%
Default recovery rate:
Total residual fees	$581,949	$582,792	$583,666	$584,549	$585,428
Change in receivables balance	(0.29)%	(0.15)%		0.15%	0.30%
Annual prepayment rate:
Total residual fees	$638,026	$610,216	$583,666	$558,281	$533,995
Change in receivables balance	9.31%	4.55%		(4.35)%	(8.51)%
Discount rate:
Total residual fees	$703,398	$640,130	$583,666	$533,076	$487,855
Change in receivables balance	20.51%	9.67%		(8.67)%	(16.42)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$561,749	$572,977	$583,666	$591,658	$598,022
Change in receivables balance	(3.76)%	(1.83)%		1.37%	2.46%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$588,720	$586,191	$583,666	$581,141	$578,621
Change in receivables balance	0.87%	0.43%		(0.43)%	(0.86)%

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

•       we did not have substantially all the risks and rewards of ownership, as TERI, and the respective colleges in the case of the GATE programs, provide substantially all of the student loan guarantees;

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At December 31, 2006, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an exposure draft that would amend FASB Statement No. 140. The proposed amendment would, among other things, change the requirements that an entity must meet to be considered a QSPE. We are monitoring the status of the exposure draft to assess its impact, if any, on our financial statements.

Results of Operations

Three and six months ended December 31, 2006 and 2005

Revenue Related to Securitization Transactions

The following table sets forth for the first six months of fiscal 2007 and fiscal 2006:

•       the total principal and accrued interest balance of private label loans securitized;

•       the securitization-related service revenue components, other than administrative and other fees, by dollar amount and as a percentage of the total principal and accrued interest balance of loans securitized; and

•       updates to reflect any fair value adjustment to additional structural advisory fees and residuals for prior trusts.

First six months of fiscal year	Total volume of loans securitized(1)	Up-front structural advisory fees		Additional structural advisory fees		Total structural advisory fees	Residuals
	(dollars in thousands)
2007
Private label loans	$2,109,684	$261,926	12.4%	$25,447	1.2%	$287,373	$105,070	5.0%
Trust updates(2)	—	—		2,893		2,893	25,773
Other(3)	—	2		—		2	—
Total	$2,109,684	$261,928		$28,340		$290,268	$130,843
2006
Private label loans	$1,265,387	$95,652	7.5%	$14,778	1.2%	$110,430	$78,216	6.2%
Trust updates(2)	—	—		1,440		1,440	19,973
Other(3)		518		—		518
Total	$1,265,387	$96,170		$16,218		$112,388	$98,189

(1)             Represents total principal and accrued interest.

(2)             Trust updates reflect changes resulting from the passage of time, which results in accretion of the discounting inherent in the fair value estimates of additional structural advisory fees and residuals, as well as any changes in the estimates and assumptions, we make in calculating the fair value of these service revenue components.

(3)             Represents the receipt of funds from various trusts’ cost of issuance accounts once it was determined that the trust no longer needed such cost of issuance funds.

Our private label loan products are marketed through two marketing channels: (a) direct to consumer, which generally refers to programs that lenders, education loan marketers, businesses, affinity groups or other organizations market directly to prospective borrowers, and (b) school channel, which refers to programs that lenders or third parties market indirectly through educational institutions. Private label loans do not include GATE loans. Our estimates of the allocation by marketing channel of our securitization revenues for the first six months of fiscal 2007, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(2)
		(dollars in millions)
Fiscal 2007
December 2006	Direct to consumer	$676	93%	12.6%	1.2%	7.0%	20.8%
	School channel	48	7	7.3	1.2	2.1	10.6
	Total	$724
	Blended yield(1)			12.2	1.2	6.7	20.1
September 2006	Direct to consumer	$973	70	14.7	1.2	5.1	21.0
	School channel	413	30	7.3	1.2	1.7	10.2
	Total	$1,386
	Blended yield(1)			12.5	1.2	4.1	17.8
Total for first six months of fiscal 2007		2,110		12.4	1.2	5.0	18.6
Fiscal 2006
October 2005	Direct to consumer	$921	73%	8.8%	1.2%	7.5%	17.5%
	School channel	344	27	4.1	1.2	2.6	7.8
	Total	$1,265
	Blended yield(1)			7.5	1.2	6.2	14.9
Total for first six months of fiscal 2006		$1,265
	Blended yield(1)			7.5	1.2	6.2	14.9

(1)          Blended yield represents securitization revenues as a percentage of the total principal and accrued interest balance of the loans securitized from all marketing channels at the date of securitization.

(2)          Due to rounding and the complex nature of these calculations, which involve allocating the total revenue for a securitization across the different marketing channels based on the aggregate profitability of each marketing channel, the total yield by marketing channel and securitization may not represent the sum of the individual yields by revenue source.

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

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $261.9 million for the first six months of fiscal 2007 from $96.2 million for the first six months of fiscal 2006. Up-front structural advisory fees decreased to $88.6 million for the second quarter of fiscal 2007 from $96.2 million for the second quarter of fiscal 2006. The increase in up-front structural advisory fees for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to an increase in loan facilitation volume, which enabled us to securitize a greater amount of loans, and an increase in up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield. The securitization trusts we facilitated in the first and second quarters of fiscal 2007 issued BBB rated securities, the only such issuances by any of our securitization trusts. The issuance of BBB rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions.

The decrease in the up-front structural advisory fees for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was due primarily to a difference in the total number of securitization transactions completed by us during the first six months of the respective fiscal years. We completed securitizations in each quarter of the first half of fiscal 2007. In contrast, we did not complete a securitization transaction in the first quarter of fiscal 2006. As a result, the securitization transaction completed during the second quarter of fiscal 2006 was larger relative to the securitization transaction completed in the second quarter of fiscal 2007. This caused up-front structural advisory fees to be greater in the second quarter of fiscal 2006 than the second quarter of fiscal 2007. The decrease in up-front structural advisory fees, however, was partially offset by an increase in up-front structural advisory fee yield, which improved from 7.5% in the second quarter of fiscal 2006 to 12.2% in the second quarter of fiscal 2007. We expect our up-front structural advisory fee yield for future securitizations to fluctuate as a result of market conditions at the time of securitization and the transaction structure in light of the loan assets being securitized.

The following table reflects the changes in up-front structural advisory fees attributable to the changes in securitization volume and the fee yield and loan mix for the six and three months ended December 31, 2006 and 2005:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to increased (decreased) securitization volume	Change attributable to change in fee yield and loan mix	Total change
	(in thousands)
Six months ended December 31, 2006 vs. six months ended December 31, 2005	$2,109,684	$63,807	$101,951	$165,758
Three months ended December 31, 2006 vs. three months ended December 31, 2005	$723,551	$(41,476)	$33,924	$(7,552)

Additional structural advisory fees

The additional component of structural advisory fees increased to $28.3 million for the first six months of fiscal 2007 from $16.2 million for the first six months of fiscal 2006. Additional structural advisory fees decreased to $9.8 million for the second quarter of fiscal 2007 from $16.0 million for the second quarter of fiscal 2006. The increase in additional structural advisory fees between the six-month periods was primarily a result of increases in aggregate securitization volume. The decrease in additional structural advisory fees between the three-month periods was primarily the result of the relative sizes of the securitization transactions closed in the second quarters of fiscal 2007 and fiscal 2006.The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the six and three months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$88,297	$53,371
Additions from new securitizations	25,447	14,778
Trust updates
Passage of time (fair value accretion)	3,411	1,804
Other factors	(518)	(364)
Total fair value adjustments	2,893	1,440
Fair value at end of period	$116,637	$69,589

	Three months ended December 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$106,848	$53,570
Additions from new securitizations	8,861	14,778
Trust updates
Passage of time (fair value accretion)	1,821	1,009
Other factors	(893)	232
Total fair value adjustments	928	1,241
Fair value at end of period	$116,637	$69,589

During the first six months of fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $2.9 million. This increase was primarily due to the accretion of the discounting inherent in the fair value estimates and the impact of a decrease in the 10-year U.S. Treasury note rate, offset in part by the effect of higher prepayment rates than we had estimated would occur during the period. During the first six months of fiscal 2006, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.4 million. This increase was primarily due to the accretion of discounting inherent in the fair value estimates and the impact of an increase in the implied forward LIBOR curve during the period, offset by an increase in the discount rate. During the second quarter of fiscal 2007, our estimate of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $0.9 million. During the second quarter of fiscal 2006, our estimate of the fair value of our additional structural advisory fees resulted in an increase of approximately $1.2 million. These increases were due primarily to the discounting inherent in the fair value estimates, offset in part in the second quarter of fiscal 2007 by the performance of the trust assets.

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

We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury note rate plus 200 basis points. During the first six months of fiscal 2007 and fiscal 2006, the 10-year U.S. Treasury note rate decreased 46 basis points and increased 40 basis points, respectively. We applied a discount rate of 6.70% at December 31, 2006, 7.16% at June 30, 2006, 6.36% at December 31, 2005 and 5.96% at June 30, 2005. A decrease in the 10-year U.S. Treasury note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of their fair value.

We made no changes in our assumptions regarding default rates or recovery rates for the private label loan trusts or NCT trusts during either the first six months of fiscal 2007 or the first six months of fiscal 2006. We also made no changes to our assumption regarding prepayments during the first six months of fiscal 2007. During the second quarter of fiscal 2006, we completed an analysis of historical prepayments of certain loans included in our proprietary private student loan performance database. The analysis indicated that the average prepayment rate throughout the life of the loan was not materially different from our previous estimate. At the same time, the analysis enabled us to refine our valuation approach to incorporate prepayment assumptions specific to particular points of time in the life of the student loans. We began using these refined prepayment assumptions to estimate the fair value of our residuals and structural advisory fees receivables during the second quarter of fiscal 2006.

Residuals

Service revenues from residuals increased to $130.8 million for the first six months of fiscal 2007 from $98.2 million for the first six months of fiscal 2006, and decreased to $62.2 million for the second quarter of fiscal 2007, compared to $90.7 million for the second quarter of fiscal 2006. The increase in service revenues from residuals in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily a result of an increase in securitization volume. The decrease in service revenues from residuals for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was due primarily to the relative sizes of the securitization transactions closed in the second quarters of fiscal 2007 and fiscal 2006. We completed securitizations in each quarter of the first half of 2007. In contrast, we did not complete a securitization transaction in the first quarter of fiscal 2006. As a result, the securitization transaction completed during the second quarter of fiscal 2006 was larger relative to the securitization transaction completed in the second quarter of fiscal 2007. This caused service revenues from residuals to be greater in the second quarter of fiscal 2006 than the second quarter of 2007. In addition, the issuance of BBB rated securities in the securitizations completed during the fiscal 2007 periods decreased the amount of residuals we expect to receive from these securitizations.

The following table reflects the changes in residuals attributable to the changes in securitization volume and the updates to prior trusts:

	Residuals
Fiscal year	Total volume of loans securitized	Change attributable to increased (decreased) securitization volume and change in loan mix	Change attributable to trust updates(1)	Total change
	(in thousands)
Six months ended December 31, 2006 vs. six months ended December 31, 2005	$2,109,684	$26,854	$5,800	$32,654
Three months ended December 31, 2006 vs. three months ended December 31, 2005	$723,551	$(29,901)	$1,374	$(28,527)

(1)          The change attributable to trust updates in fiscal 2007 and 2006 was primarily the result of the passage of time and the resulting accretion of the discounting inherent in these fair value estimates of residuals and an increase in the underlying receivable balance as a result of additional securitizations, rather than changes in our assumptions.

The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the six and three months ended December 31, 2006 and 2005:

	Six months ended December 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	105,070	78,216
Trust updates
Passage of time (fair value accretion)	30,140	16,661
Other factors	(4,367)	3,312
Total fair value adjustments	25,773	19,973
Fair value at end of period	$583,666	$345,464

	Three months ended December 31,
	2006	2005
	(in thousands)
Fair value at beginning of period	$521,486	$254,757
Additions from new securitizations	48,315	78,216
Trust updates
Passage of time (fair value accretion)	16,430	9,243
Other factors	(2,565)	3,248
Total fair value adjustments	13,865	12,491
Fair value at end of period	$583,666	$345,464

Our estimates of the fair value of our residuals receivable resulted in an increase in their aggregate carrying value of approximately $25.8 million during the first six months of fiscal 2007 and $20.0 million during the first six months of fiscal 2006, due primarily to the passage of time. In addition, during the first quarter of fiscal 2007, we renegotiated the fees that the securitization trusts are required to pay to the loan servicer that services a majority of the loans in each trust. The reduction in these expected trust expenses had a positive effect on our estimate of the fair value of our residuals receivable during the first six months of fiscal 2007. Our estimates of the fair value of our residuals receivable resulted in an increase in their aggregate carrying value of approximately $13.9 million during the second quarter of fiscal 2007 and $12.5 million during the second quarter of fiscal 2006, due primarily to the passage of time. The amount of the fair value adjustments also increased between periods as the underlying receivable balances increased. As we conduct more securitization transactions, we expect that adjustments for the passage of time will continue to increase and thereby add to the residual revenues that we discount to fair value.

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate that we use in estimating the fair value of these receivables. We used a 12% discount rate during the first six months of fiscal 2007 and throughout fiscal 2006 in valuing residuals for securitizations completed prior to fiscal 2007. As a result of our BBB financing structure, we used a 13% discount rate in valuing residuals for the securitizations completed in the first six months of fiscal 2007. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” During the fourth quarter of fiscal 2006 and the first six months of fiscal 2007, loans in the securitization trusts experienced higher prepayment rates than we had estimated would occur during these periods of time, which partially offset the positive net accretion that comes from updating the carrying value of our structural advisory fees and residuals receivables for the passage of time. The negative effects of the higher prepayment rates were partially offset during the first six months of fiscal 2007 by the positive impact of expected reductions in servicing-related fees to be paid by the securitization trusts as a result of a new contract executed during the first quarter of fiscal 2007. We do not believe it is necessary at this time to alter our assumptions regarding future prepayments that we use to estimate the fair value of our receivables. We continue to monitor the performance of trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balance at each balance sheet date.

In determining an appropriate discount rate for valuing residuals, we review the rates used by student loan securitizers, as well as rates used in the much broader ABS market. We believe that the 12% discount rate we use for securitization trusts created prior to fiscal 2007 is appropriate given the maximum 24-year life of the trust assets and residuals. The securitization trusts we facilitated in the first and second quarters of fiscal 2007 issued BBB rated securities, the only such issuances by any of our securitization trusts. The issuance of BBB rated securities changed the timing and amount of cash flows expected to be derived from our residual interest in these trusts and increased the risk associated with the residual cash flows from these trusts. As a result, we have discounted the cash flows expected from the residual interest in these trusts by 13%.

Processing fees from TERI

Processing fees from TERI increased to $66.7 million for the first six months of fiscal 2007 from $51.2 million for the first six months of fiscal 2006 and increased to $29.6 million for the second quarter of fiscal 2007 from $25.3 million for the second quarter of fiscal 2006. The increase was primarily due to increased reimbursed expenses required to process the increased volume of private label loans that we facilitated during the fiscal 2007 periods. The volume of private label loans we facilitated increased to $2.38 billion for the first six months of fiscal 2007 from $1.83 billion for the first six months of fiscal 2006 and to $743 million for the second quarter of fiscal 2007 from $618 million for the second quarter of fiscal 2006.

Administrative and other fees

Administrative and other fees increased to $9.0 million for the first six months of fiscal 2007 from $3.8 million for the first six months of fiscal 2006 and increased to $4.7 million for the second quarter of fiscal 2007 from $2.3 million for the second quarter of fiscal 2006. The increases were primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during the fiscal 2007 periods compared to the fiscal 2006 periods. We generated approximately $6.2 million in reimbursable expenses from marketing coordination services during the first six months of fiscal 2007, compared to approximately $1.3 million in reimbursable expenses from marketing coordination services during the first six months of fiscal 2006. We generated approximately $3.3 million in reimbursable expenses from marketing coordination services during the second quarter of fiscal 2007, compared to approximately $1.3 million in reimbursable expenses from marketing coordination services during the second quarter of fiscal 2006. We earned administrative fees for the daily management of the securitization trusts of approximately $2.7 million during the first six months of fiscal 2007 and $2.0 million during the first six months of fiscal 2006. We earned administrative fees for the daily management of the securitization trusts of approximately $1.4 million during the second quarter of fiscal 2007 and $1.0 million during the second quarter of fiscal 2006.

Net Interest Income

Net interest income increased to $4.0 million for the first six months of fiscal 2007 from $2.9 million for the first six months of fiscal 2006. Net interest income increased to $2.8 million for the second quarter of fiscal 2007 from $1.6 million for the second quarter of fiscal 2006. The increases in the current year periods were due primarily to higher average cash balances available for investment, partially offset by the impact of our strategy of allocating a portion of our investments in tax exempt instruments which normally carry lower average yields.

Non-interest Expenses

Total non-interest expenses increased to $124.6 million for the first six months of fiscal 2007 from $89.7 million for the first six months of fiscal 2006 and increased to $59.0 million for the second quarter of fiscal 2007 from $44.1 million for the second quarter of fiscal 2006. Compensation and benefits increased to $57.5 million for the first six months of fiscal 2007 from $40.9 million for the first six months of fiscal 2006 and increased to $25.9 million for the second quarter of fiscal 2007 from $21.2 million for the second quarter of fiscal 2006. General and administrative expenses increased to $67.1 million for the first six months of fiscal 2007 from $48.8 million for the first six months of fiscal 2006, and increased to $33.1 million for the second quarter of fiscal 2007 from $22.9 million for the second quarter of fiscal 2006.

Compensation and benefits expense increased primarily due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results during the first six months of fiscal 2007. The increase in compensation and benefits expense is also the result of an increase in personnel. Our average total number of employees was 6% higher during the first six months of fiscal 2007 than during the corresponding prior year period. Our average total number of employees was also 6% higher during the second quarter of fiscal 2007 than during the second quarter of fiscal 2006. We hired additional personnel to meet the operating and information systems requirements from our growing loan processing and securitization activities. During the current year periods, we outsourced some customer service, loan facilitation and operations functions, resulting in a reduction in headcount for those areas. This reduction was more than offset by an increase in headcount in information technology, legal, audit and compliance functions. The increase in the number of information technology, legal, audit and compliance personnel employees contributed to an overall increase in compensation and benefits expense in the current year periods.

General and administrative expenses increased during the first six months of fiscal 2007 as compared to the first six months of 2006 as a result of increases in several subcategories of expenses. Marketing coordination expenses increased from $5.9 million for the first six months of fiscal 2006 to $15.2 million for the first six months of fiscal 2007. The increase in marketing coordination expense was primarily due to the expansion of our marketing coordination services to a larger client base. Depreciation and amortization expense increased from $6.9 million for the first six months of fiscal 2006 to $7.9 million for the first six months of fiscal 2007. The increase in depreciation and amortization expense is due to the expansion of our loan processing operations which resulted in additional purchases of fixed assets. External call center costs increased from $5.9 million for the first six months of fiscal 2006 to $11.3 million for the first six months of fiscal 2007. The increase in external call center costs was primarily due to increases in personnel necessary to process the volume of loans facilitated during the fiscal 2007 period.

General and administrative expenses increased during the second quarter of fiscal 2007 as compared to the second quarter of 2006 as a result of increases in several subcategories of expenses. Marketing coordination expenses increased from $3.1 million for the second quarter of fiscal 2006 to $9.0 million for the second quarter of fiscal 2007. The increase in marketing coordination expense was primarily due to the expansion of our marketing coordination services to a larger client base. External call center costs increased from $2.1 million for the second quarter of fiscal 2006 to $4.4 million for the second quarter of fiscal 2007. The increase in external call center costs is primarily due to an increase in the number of customer service personnel necessary to process the increased volume of loans facilitated during the fiscal 2007 period.

We expect that our operating expenses will continue to increase as we devote additional resources to marketing coordination services and the expected increasing loan volumes facilitated for our existing and new clients. The following table summarizes the components of operating expenses, both those reimbursed and not reimbursed by TERI under our master servicing agreement.

	Operating expenses
	Expenses reimbursed by TERI			Expenses not reimbursed by TERI
	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Compensation and benefits	General and administrative expenses	Subtotal operating expenses	Total operating expenses
	(in thousands)
Three months ended December 31,
2006	$13,669	$15,922	$29,591	$12,226	$17,166	$29,392	$58,983
2005	13,079	12,055	25,134	8,081	10,836	18,917	44,051
Six months ended December 31,
2006	$30,699	$35,922	$66,621	$26,804	$31,157	$57,961	$124,582
2005	25,930	25,001	50,931	14,972	23,815	38,787	89,718

Income Tax Expense

Income tax expense increased to $154.0 million for the first six months of fiscal 2007 from $75.3 million for the first six months of fiscal 2006. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods. During the first six months of fiscal 2007 our effective tax rate, or the income tax expense as a percentage of income before tax expense, increased to approximately 40.9% from an effective tax rate of 38.5% for all of fiscal 2006. The increase in our effective tax rate was primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees increased and our residual revenues decreased during the first six months of fiscal 2007 as compared to all of fiscal 2006. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

Income tax expense decreased to $57.6 million for the second quarter of fiscal 2007 from $79.2 million for the second quarter of fiscal 2006. The decrease in income tax expense in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 was due to the decrease in income before taxes between the periods as a result of the relative sizes of the securitization transactions completed during the second quarters of fiscal 2006 and fiscal 2007.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist of, capital expenditures, working capital, business development expenses, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations. We believe, based on our current operating plan, that our current cash and cash equivalents will be sufficient to fund our operations through at least fiscal 2008.

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

Our actual liquidity and capital funding requirements may depend on a number of factors, including:

•       the timing, size and structure of the securitization transactions that we structure, as well as the composition of the loan pool being securitized;

•       the amount and timing of receipt of additional structural advisory fees and residuals;

•       our operating and information systems needs;

•       the extent to which our services gain increased market acceptance and remain competitive;

•       the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders;

•       regulatory capital requirements applicable to Union Federal;

•       the timing and magnitude of income tax payments; and

•       the costs and timing of acquisitions of complementary businesses.

Treasury Stock

We had treasury stock of $135.5 million at December 31, 2006 and $121.5 million at June 30, 2006. Our treasury stock balance was derived from the repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 2,250,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 7,500,000 shares of our common stock in the first quarter of fiscal 2006. As of December 31, 2006, we had repurchased an aggregate of 6,206,700 shares at an average price, excluding commissions, of $21.81 per share. During July 2006, we repurchased 436,500 shares of common stock at an average purchase price per share, excluding commissions, of $31.88.

Cash, Cash Equivalents and Investments

At December 31, 2006, we had $256.6 million in cash, cash equivalents and investments. At June 30, 2006, we had $143.0 million in cash, cash equivalents and investments. The increase in cash, cash equivalents and investments is primarily due to cash generated from our September 2006 and December 2006 securitization transactions, offset by cash used to fund cash dividends and repurchases of our common stock during the first six months of fiscal 2007. Cash, cash equivalents and investments at December 31, 2006 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Loans Held for Sale

At December 31, 2006, we had loans held for sale of $14.9 million as compared to no loans at June 30, 2006. The increase in loans held for sale resulted from our acquisition of Union Federal on November 30, 2006. Our loans held for sale at December 31, 2006 were comprised entirely of mortgage loans.

Service Receivables

Our service receivables increased to $711.6 million at December 31, 2006 from $551.6 million at June 30, 2006, primarily as a result of the structural advisory fees and residuals generated from the September 2006 and December 2006 securitization transactions. The increase in service receivables was also due to a net increase in our estimate of the fair value of our residuals receivable of $25.8 million during the first six months of fiscal 2007, primarily as a result of the accretion of the discounting inherent in the fair value estimates due to the passage of time.

Property and Equipment, net

During the first six months of fiscal 2007, our property and equipment, net increased by $0.3 million, as $7.6 million of depreciation expense recorded during the period was more than offset by $7.8 million we spent on the expansion and improvement of our loan processing facilities and systems. During the first six months of fiscal 2007, we financed the acquisition of $0.1 million in equipment through capital leases.

Prepaid Income Taxes

We had no prepaid income taxes at December 31, 2006 as compared to $11.6 million at June 30, 2006. At June 30, 2006, this balance was primarily derived from the income tax benefit of employee stock option exercises and tax allocation strategies implemented in the fourth quarter of fiscal 2006.

Other Prepaid Expenses

Other prepaid expenses decreased to $14.1 million at December 31, 2006 from $17.3 million at June 30, 2006, primarily due to a decrease in prepaid marketing expenses of approximately $2.2 million.

Other Assets

Other assets decreased to $4.9 million at December 31, 2006 from $5.1 million at June 30, 2006.

Deposits

At December 31, 2006, we had deposits of $36.5 million as compared to no deposits at June 30, 2006. The increase in deposits resulted from our acquisition of Union Federal on November 30, 2006.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased to $37.1 million at December 31, 2006 from $34.4 million at June 30, 2006. Our accrued bonuses were approximately $1.0 million higher at December 31, 2006 as compared to June 30, 2006 due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results during the first six months of fiscal 2007. Our accounts payable were $2.0 million higher at December 31, 2006, as compared to June 30, 2006, primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

We had income taxes payable of $5.4 million at December 31, 2006 as compared to no income taxes payable at June 30, 2006. Our income taxes payable increased as a result of the earnings generated during the first six months of fiscal 2007.

Net Deferred Income Tax Liability

We have a net deferred income tax liability primarily because, under GAAP, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during the first six months of fiscal 2007, which more than offset the recognition of our share of taxable income from the securitization trusts.

Capital Lease Obligations

Capital lease obligations decreased to $6.9 million at December 31, 2006 from $8.8 million at June 30, 2006, primarily due to scheduled principal payments made during the first six months of fiscal 2007.

Notes Payable to TERI

Notes payable to TERI decreased to $4.1 million at December 31, 2006 from $4.5 million at June 30, 2006. The balance relates to two acquisition notes we issued to acquire TERI’s loan processing operations in 2001. The decrease in notes payable to TERI was due to the scheduled principal payments made during the first six months of fiscal 2007.

Other Liabilities

Other liabilities increased to $2.3 million at December 31, 2006 from $2.2 million at June 30, 2006. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

As of December 31, 2006, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations-Financial Condition, Liquidity and Capital Resources-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2006.

Cash Flows

Our net cash provided by operating activities increased to $135.2 million for the first six months of fiscal 2007, compared to cash provided by operating activities of $46.4 million for the first six months of 2006. The increase in cash provided by operations resulted primarily from increases in net income and deferred income tax expense offset in part by increases in residual receivables and structural advisory fee receivables.

Our cash used in investing activities increased to $21.3 million during the first six months of fiscal 2007, compared to $7.2 million used in investing activities during the first six months of fiscal 2006. Net cash used in investing activities increased during the first six months of fiscal 2007 primarily as a result of net purchases of investments and, to a lesser extent, capital expenditures related to the expansion and improvement of our loan processing facilities and systems.

Net cash used in financing activities decreased to $29.2 million during the first six months of fiscal 2007, compared to $80.5 million during the first six months of fiscal 2006. An increase in use of cash for cash dividends during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was more than offset by a decrease in use of cash for repurchases of common stock during the fiscal 2007 period compared to the fiscal 2006 period.

We expect that our capital expenditure requirements for the final two quarters of fiscal 2007 will be approximately $23.0 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to acquire TERI’s loan processing operations as well as its workforce-in-place. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At December 31, 2006, outstanding principal on these notes totaled $4.1 million as compared to $4.5 million at June 30, 2006.

Off-Balance Sheet Transactions

We offer outsourcing services in connection with the lifecycle of a private student loan, from program design and marketing coordination through loan administration and, ultimately, to the sale and securitization of the loans. We also structure and facilitate the securitization of student loans for our clients through a series of bankruptcy remote, qualified special purpose trusts.

We do not utilize these trusts as a means to transfer assets or liabilities from our balance sheet to those of the trusts because we are not the originator of the securitized student loans or the issuer of the related debt. We do not serve as lender, guarantor or loan servicer for student loans. Specifically, these trusts purchase such student loans from third-party financial institutions, the financing of which is provided through the issuance of asset-backed securities.

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

Factors That May Affect Future Results

This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth above under “—Application of Critical Accounting Policies and Estimates” and the risk factors set forth below under Item 1A of Part II. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 8, 2007.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. At June 30, 2006 and December 31, 2006, our primary market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. At December 31, 2006, as a result of our acquisition of Union Federal, our exposure to market risk also included loans held for sale and deposits. Our overall market risk as of December 31, 2006, however, had not changed materially as a result of the acquisition or otherwise.

Risk Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for nearly all of the loan assets and all of the borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at December 31, 2006 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and

Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than updating financial and information for the most recently completed fiscal quarter, we have not made any material changes to the risk factors previously disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2006, other than:

•       in light of the closing of our acquisition of Union Federal, we deleted the risk factor previously entitled, “We may not receive approval from the Office of Thrift Supervision to acquire Union Federal Savings Bank,” and we updated the following risk factors:

•        “we may be subject to state registration or licensing requirements in jurisdictions where we are not currently registered or licensed. If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result.”

•        “we could also become subject to registration or licensing and other regulatory requirements in Massachusetts and other states by expanding the scope or extent of our services.”

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this quarterly report, we have provided structural advisory and other services for 33 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 78% of our total revenue for the first six months of fiscal 2007, 74% of our total revenue for fiscal 2006 and 75% of our total revenue for fiscal 2005. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

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

•       prolonged volatility in the capital markets generally or in the student loan asset-backed securities sector specifically, which could restrict or delay our access to the capital markets;

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

•       any material downgrading or withdrawal of ratings given to securities previously issued in securitizations that we structured, or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure; and

•       unwillingness of financial guarantee providers to offer credit insurance in the securitizations that we structure or in student loan-backed securitizations generally.

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

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Accounting rules require that these receivables be recorded at fair value and we use discounted cash flow modeling techniques and certain assumptions to estimate fair value because there are no quoted market prices for our additional structural advisory fees or residuals receivable. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rate trends, the spread between LIBOR and the auction rates on our senior auction rate notes, the expected credit losses from the underlying securitized loan portfolio, net of recoveries, and the expected timing of cash flows from the trusts’ underlying student loan assets. If the actual performance of some or all of the securitization trusts varies from the key assumptions we use, the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. For a discussion of the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.” In

particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

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

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank and Bank of America. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank loans represented approximately 26% of our total revenue for fiscal 2006 and approximately 30% of our total revenue for fiscal 2005. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 16% of total revenue for fiscal 2006 and approximately 18% of total revenue for fiscal 2005. We also structure and support private student loan programs for companies that assist lenders such as Charter One Bank, N.A. in marketing their programs to customers. Structural advisory fees and residuals from securitization of loans marketed by Collegiate Funding Services, or CFS, represented approximately 10% of our total revenue for fiscal 2006 and approximately 17% of our total revenue for fiscal 2005. JPMorgan Chase Bank acquired CFS in March 2006, and we entered into an agreement with JPMorgan Chase Bank in May 2006 that terminated our previous agreement with CFS. Under our new agreement, JPMorgan Chase Bank agreed to increase its marketing expenditures in connection with its Education One loan program in an amount equal to CFS’s marketing commitment under its previous agreement with us, although we cannot assure you that the resulting loan volume will offset the loss of the loan volume derived from CFS.

We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which Charter One Bank serves as a program lender are generally scheduled to terminate in May 2008. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement on or after June 1, 2007, upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans can be terminated at any time upon 180 days notice. Our two agreements with Bank of America that govern the purchase of GATE loans expire on November 30, 2007, but can be terminated by either party with 90 days notice. In the absence of termination, both agreements will automatically renew for successive one-year terms. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders’ credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide, including in response to legislative initiatives affecting the availability and profitability of federal loans.

If our clients do not successfully market and sell student loans, our business will be adversely affected.

We provide outsourcing services to lenders, loan marketers and educational institutions, as well as businesses and other organizations, in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. In response to recent legislative initiatives, lenders may increasingly focus on the direct to consumer marketing channel, increasing competition within the channel for private student loans.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $66.7 million, or 13% of total revenue, for the first six months of fiscal 2007, and $51.2 million or 19% of total revenue, for the first six months of fiscal 2006. In addition, we have agreed to undertake on a best-efforts basis to arrange or facilitate securitizations for a limited category of TERI-guaranteed loans and have the right to receive structural advisory and other fees in connection with these securitizations. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

•       we may not be able to offer our clients guarantee services from another guarantor and, accordingly, our access to loans and our opportunities to structure securitization transactions may diminish significantly;

•       we may not be successful in establishing an arrangement with a third-party to provide the warranties that TERI currently provides to lenders related to origination services. In such case, we may be required to provide such warranties; and

•       if TERI is unable to provide guarantee services for loans, any financial guarantee insurance coverage we obtain in securitization transactions could be costly, if available at all.

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of December 31, 2006, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings. If these ratings are lowered, our clients may not wish to enter into guarantee arrangements with TERI. In addition, we may receive lower structural advisory fees because it could be necessary to obtain financial guarantee insurance for the asset-backed securitizations that we structure. Finally, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of December 31, 2006, PHEAA serviced a majority of loans whose origination we support. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fees and residuals receivable. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. During February 2006, Congress passed, and the President signed, the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits do not change, the Deficit Reduction Act of 2005 increases amounts that first and second year college students may borrow and makes Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 11% during the first six months of fiscal 2007, 15% during fiscal 2006 and 13% during fiscal 2005 of our total loan facilitation volume. The loan limit increases take effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent legislation, as well as future legislation, could weaken the demand for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

Our quarterly revenue, operating results and profitability have varied and may continue to vary significantly on a quarterly basis. In fiscal 2006, we recognized 6%, 41%, 26% and 27% of our total service revenue in the respective fiscal quarters of fiscal 2006. Our quarterly revenue varied primarily because of the timing of the securitizations that we structured. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter, and two securitizations in the fourth quarter, but none in the first quarter. Unlike in previous fiscal years, we facilitated one securitization in the first quarter and one securitization in the second quarter of fiscal 2007. Variations in the size or structure of each securitization transaction, as well as the composition of the loan pools being securitized, will continue to result in variability of our operating results on a quarterly basis. The timing and size of our planned securitization activities may be affected by the seasonality of student loan applications and loan originations, as well as the other factors that could adversely affect our securitization activities. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2006, we processed 37% of our total loan facilitation volume in the first quarter ended September 2005, and 19%, 25% and 19% of our total loan facilitation volume in the respective successive quarters.

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

Student loans typically carry floating interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding student loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. In particular, prepayments may increase during periods in which long-term interest rates, such as interest rates on mortgages, are lower than short-term interest rates, including rates on student loans. If the prepayment or default rates increased for the student loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivable, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties imposed by regulators, civil actions for damages and negative publicity, which could affect our customer relationships and have a material adverse effect on our business. In addition, current state and federal legislative proposals, if enacted, may impose additional requirements on us to safeguard confidential customer information, which may result in increased compliance costs. We have devoted significant technological resources to address new federal requirements for authentication of Internet customers.

Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the borrower information that we process in connection with the loans. Implementation of systems and procedures to address these requirements would increase our compliance costs. If we were to experience a data security breach, or if we or the securitization trusts that we administer otherwise improperly disclose confidential customer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, pending legislative proposals, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. New requirements issued by the Federal Financial Institutions Examination Council regarding authentication of customers accessing account information became effective January 1, 2007. Those requirements have posed technology challenges for us, and we are in the process of implementing additional authentication procedures in order to comply with those requirements. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

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

From our inception to December 31, 2006, our assets have grown to $1.0 billion. Our revenue increased to $500.7 million for the first six months of fiscal 2007 from $268.4 million for the first six months of fiscal 2006. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

We recently completed our acquisition of Union Federal Savings Bank, North Providence, Rhode Island. We may face challenges in integrating our products, services and employees.

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

Our new affiliate, Union Federal Savings Bank, may conduct business without regard to such state licensing laws and requirements, because it is chartered by the federal Office of Thrift Supervision, or OTS. Certain of our advertising and marketing coordination employees who focus on our proprietary brand loans have become employees of Union Federal, and will support those brands. To the extent that our engagement in marketing related activities becomes part of the business of Union Federal, the likelihood of assertion of state regulatory requirements affecting loan brokers, small lenders and credits services organizations will be reduced.

If the regulatory exemptions or rulings that allow us to conduct our business without registration or licensing are modified or revoked, or the statutory and regulatory requirements change in the future, our compliance costs could increase substantially.

The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensing because, as a provider, of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate, as well as GATE loans we support, include amounts as small as $1,000, and a small portion of those loans have combined interest rates and fees exceeding 12%. We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination.

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

We are in the process of expanding the scope of the services we provide on behalf of lenders to include certain advertising and marketing coordination functions. As a result of this expansion of our services, or if we expand our services in the future to include, among others, loan guarantees or direct solicitation of consumers, our current exemption from the Massachusetts Small Loan Act could be invalidated, and consequently, we may need to obtain a license from the Massachusetts Division of Banks or secure an alternative exemption. In addition, we may become subject to the laws and regulations of other states governing such expanded services. We may also become subject to state regulatory requirements if the extent of the activities that we conduct in a particular state expands. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. To the extent that our engagement in marketing related activities becomes part of the business of Union Federal, such activities will not be subject to licensing requirements imposed under the laws of the Commonwealth of Massachusetts or other state laws.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties and have a material adverse effect on our business.

The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. For example, the enactment in October 2006 of 10 U.S.C. section 987 (“Limitations on Terms of Consumer Credit Extended to Service Members and Dependents”) imposed extensive new disclosure requirements on all consumer loans made to service members and their dependents other than mortgages and personal property finance. The Department of Defense is currently considering regulations to exempt other loan types, such as education loans, from the requirements of the Act. If the requested exemption is not granted, we will incur substantial additional expense complying with the requirements of the Act, and may be required to create new types of products for persons protected by the Act. The requirements of the Act become effective October 1, 2007. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices. Recent or future changes in federal and state bankruptcy and debtor relief laws may increase credit losses on the loans held by securitization trusts and related administrative expenses. Violations of the laws or regulations governing our operations, or the operations of TERI or our other clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer, the loans that we securitize would be subject to individual state consumer protection laws.

We provide financial and educational institutions, as well as other organizations, with an integrated suite of services in support of private student loan programs. All of the lenders with which we work are federally-insured banks and credit unions and, therefore, are not subject to many state consumer protection laws, including limitations on certain interest rates, fees and other charges. In providing our private student loan services, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we securitize are regulated in accordance with the laws and regulations applicable to the lenders.

The association between high-interest “payday loans” marketers and out-of-state national banks has come under recent scrutiny. Recent litigation asserts that payday loan marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders is coordinated by us, are distinguishable from the activities involved in these cases.

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

•       any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees and residuals receivables;

•       changes in the key assumptions we use to estimate the fair value of our additional structural advisory fees and residuals receivables, including discount, default and prepayment rates;

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

•       legislative initiatives effecting federal or private student loans;

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of January 31, 2007, we had 94,609,549 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 30% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not have experience with being regulated as a savings and loan holding company.

As a result of our acquisition of Union Federal Savings Bank on November 30, 2006, we are now subject to regulation as a savings and loan holding company and our business is limited to activities that are financial or real-estate related. We have registered with the OTS and are required to file periodic reports. In addition, we are subject to examination by the OTS, which has certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices.

In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Recent Sales of Unregistered Securities

None.

(b)   Use of Proceeds from Registered Securities

In our initial public offering or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through December 31, 2006, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

(c)   Issuer Purchases of Equity Securities

On September 29, 2005, we announced a repurchase program of up to 7,500,000 shares of our common stock. We did not repurchase any shares of common stock pursuant to this program during the three months ended December 31, 2006. Through December 31, 2006, we repurchased an aggregate of 3,956,700 shares under this program at an average price paid per share, excluding commissions, of $19.91. As of December 31, 2006, 3,543,300 shares of our common stock may yet be purchased under this program, which does not have a fixed expiration date.

Item 4—Submission of Matters to a Vote of Security Holders

On November 9, 2006 the following proposals were voted on at our 2006 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

To elect the following nine persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified (subject to such director’s earlier death, resignation or removal):

Jack L. Kopnisky	59,102,404	791,473	N/A	N/A
Peter B. Tarr	59,053,603	840,274	N/A	N/A
Stephen E. Anbinder	58,933,646	960,231	N/A	N/A
Leslie L. Alexander	59,054,299	839,578	N/A	N/A
William R. Berkley	58,535,610	1,358,267	N/A	N/A
Dort A. Cameron III	58,758,151	1,135,726	N/A	N/A
George G. Daly	59,246,965	646,912	N/A	N/A
Peter S. Drotch	59,248,121	645,756	N/A	N/A
William D. Hansen	59,245,855	648,022	N/A	N/A
To approve an amendment to the Executive Incentive Compensation Plan to enable qualified performance based compensation granted pursuant to the plan to be settled in either cash or equity securities of an equivalent value issued under First Marblehead’s current or future equity plans approved by stockholders, or a combination of cash and such equity securities	58,109,703	1,567,626	216,548	N/A
To ratify the appointment of KPMG LLP as First Marblehead’s independent registered accounting firm for the fiscal year ending June 30, 2007	59,640,913	206,668	46,296	N/A

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

THE FIRST MARBLEHEAD CORPORATION
Date: February 8, 2007	By:	/s/ JACK L. KOPNISKY
Jack L. Kopnisky
Chief Executive Officer, President & Chief Operating Officer
(Duly authorized officer)
Date: February 8, 2007	By:	/s/ JOHN A. HUPALO
John A. Hupalo
Senior Executive Vice President and Chief Financial Officer
(Principal financial officer)
Date: February 8, 2007	By:	/s/ KENNETH S. KLIPPER
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