Form 10-Q
period 2007-03-31
FIRST MARBLEHEAD CORP
filed 2007-05-10
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

As of May 4, 2007, the registrant had 93,684,825 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.   Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	March 31, 2007	June 30, 2006
ASSETS
Cash and cash equivalents	$191,164	$75,711
Investments	99,005	67,250
Loans held for sale	14,295	—
Service receivables:
Structural advisory fees	123,412	88,297
Residuals	612,199	452,823
Processing fees from The Education Resources Institute (TERI)	10,917	10,447
Total service receivables	746,528	551,567
Property and equipment	74,295	60,358
Less accumulated depreciation and amortization	(35,124)	(23,615)
Property and equipment, net	39,171	36,743
Goodwill	4,878	3,176
Intangible assets, net	2,767	1,897
Prepaid income taxes	—	11,649
Other prepaid expenses	14,529	17,272
Other assets	5,069	5,081
Total assets	$1,117,406	$770,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$38,167	$—
Accounts payable and other accrued expenses	40,369	34,430
Income taxes payable	13,255	—
Net deferred income tax liability	179,129	144,240
Capital lease obligations	6,302	8,789
Notes payable to TERI	3,940	4,537
Other liabilities	2,252	2,181
Total liabilities	283,414	194,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at March 31, 2007 and June 30, 2006; 100,846 and 100,334 shares issued at March 31, 2007 and June 30, 2006, respectively; 94,639 and 94,564 shares outstanding at March 31, 2007 and June 30, 2006, respectively	1,008	1,004
Additional paid-in capital	231,067	217,620
Retained earnings	737,294	479,090
Treasury stock, 6,207 and 5,770 shares held at March 31, 2007 and June 30, 2006, respectively, at cost	(135,471)	(121,545)
Accumulated other comprehensive income	94	—
Total stockholders’ equity	833,992	576,169
Total liabilities and stockholders’ equity	$1,117,406	$770,346

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Service Revenues:
Up-front structural advisory fees	$103,879	$58,457	$365,807	$154,627
Additional structural advisory fees:
From new securitizations	9,128	8,764	34,575	23,542
Trust updates	(2,353)	(37)	540	1,403
Total additional structural advisory fees	6,775	8,727	35,115	24,945
Residuals:
From new securitizations	34,371	47,432	139,441	125,648
Trust updates	(5,838)	5,623	19,935	25,596
Total residuals	28,533	53,055	159,376	151,244
Processing fees from TERI	32,282	26,583	98,961	77,779
Administrative and other fees	6,048	2,352	15,001	6,145
Total service revenues	177,517	149,174	674,260	414,740
Net interest income	2,646	1,369	6,614	4,233
Total revenues	180,163	150,543	680,874	418,973
Non-interest expenses:
Compensation and benefits	27,391	25,107	84,894	66,009
General and administrative expenses	33,506	24,140	100,585	72,956
Total non-interest expenses	60,897	49,247	185,479	138,965
Income from operations	119,266	101,296	495,395	280,008
Other income	13	25	13	2,526
Income before income tax expense	119,279	101,321	495,408	282,534
Income tax expense	48,107	42,099	202,077	117,393
Net income	$71,172	$59,222	$293,331	$165,141
Net income per share, basic	$0.75	$0.63	$3.11	$1.73
Net income per share, diluted	0.75	0.62	3.09	1.71
Cash dividends declared per share	0.15	0.08	0.37	0.24
Weighted average shares outstanding, basic	94,629	94,284	94,471	95,670
Weighted average shares outstanding, diluted	95,110	95,046	95,055	96,588

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common stock				Additional		Accumulated other comprehensive	Total
	Issued		In treasury		paid-in	Retained	income, net	stockholders’

	Shares	Amount	Shares	Amount	capital	earnings	of tax	equity

Balance at June 30, 2006	100,334	$1,004	(5,770)	$(121,545)	$217,620	$479,090	$—	$576,169
Comprehensive income
Net income	—	—	—	—	—	293,331	—	293,331
Unrealized gains on investments, net	—	—	—	—	—	—	94	94
Total comprehensive income	—	—	—	—	—	—	—	293,425
Options exercised	432	4	—	—	1,337	—	—	1,341
Stock issuances through employee stock purchase plan	36	—	—	—	886	—	—	886
Stock issuances from vesting of restricted stock units	47	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(437)	(13,926)	—	—	—	(13,926)
Stock-based compensation	—	—	—	—	5,116	—	—	5,116
Cash dividends ($0.37 per share)	—	—	—	—	—	(34,980)	—	(34,980)
Cash paid in lieu of fractional shares in effecting stock split	(3)	—	—	—	—	(147)	—	(147)
Tax benefit from employee stock options	—	—	—	—	6,108	—	—	6,108

Balance at March 31, 2007	100,846	$1,008	(6,207)	$(135,471)	$231,067	$737,294	$94	$833,992

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$293,331	$165,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,039	10,478
Deferred income tax expense	34,889	43,492
Stock-based compensation	5,116	2,229
Change in assets/liabilities net of effects of acquisition activity:
Decrease in loans held for sale	2,852	—
(Increase) in structural advisory fees	(35,115)	(24,945)
(Increase) in residuals	(159,376)	(151,244)
(Increase) decrease in processing fees from TERI	(470)	1
Net change in income taxes	24,904	4,417
(Increase) decrease in other prepaid expenses	2,764	(2,084)
(Increase) decrease in other assets	809	(824)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	5,697	(2,883)
Net cash provided by operating activities	187,440	43,778
Cash flows from investing activities net of effects of acquisition activity:
Dispositions of investments	59,048	—
Purchases of investments	(74,800)	—
Net cash paid for acquisition	(471)	—
Purchases of property and equipment	(13,343)	(7,493)
Payments to TERI for loan database updates	(186)	(558)
Net cash used in investing activities	(29,752)	(8,051)
Cash flows from financing activities net of effects of acquisition activity:
Increase in deposits	2,039	—
Repayment of capital lease obligations	(2,959)	(3,524)
Repayment of notes payable due to TERI	(597)	(562)
Tax benefit from stock-based compensation	6,108	4,279
Issuances of common stock	2,227	1,630
Repurchases of common stock	(13,926)	(65,880)
Cash dividends on common stock and cash paid in lieu of fractional shares	(35,127)	(22,898)
Net cash used in financing activities	(42,235)	(86,955)
Net increase (decrease) in cash and cash equivalents	115,453	(51,228)
Cash and cash equivalents, beginning of period	75,711	193,796
Cash and cash equivalents, end of period	$191,164	$142,568
Supplemental disclosures of cash flow information:
Interest paid	$1,100	$633
Income taxes paid	$135,974	$65,206
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$472	$1,135

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

(1)          Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions, educational institutions, businesses, and other enterprises with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. From time to time, the Company may also receive fees for its services in securitizing private student loan portfolios purchased from third-parties. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf, reimbursement for marketing coordination services it provides to certain clients and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates. FMC’s subsidiary Union Federal Savings Bank (“Union Federal”) is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and, as of April 2007, private student loans (See Note 3).

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

The Company closed a securitization transaction in each of the first, second and third quarters of fiscal 2007 and expects to close two securitization transactions in the fourth quarter of fiscal 2007. During fiscal 2006, the Company closed one securitization transaction in the second quarter, one securitization transaction in the third quarter and two securitization transactions in the fourth quarter. Variations in the size of securitization transactions the Company facilitates will also contribute to variability in quarterly operating results.

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c) (3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, student loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private student loans. As of March 31, 2007, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings which was reaffirmed on April 2, 2007. If these ratings are lowered, the Company’s direct to consumer program agreements with Bank of America could terminate, Bank of America could suspend the processing of new applications for school channel loans, or FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, market conditions could dictate that FMC obtain additional credit enhancement for the asset-backed securitizations that it structures, the cost of which could result in lower revenues.

In February 2001, FMC and TERI entered into a Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee student loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In addition, the Master Loan Guaranty Agreement provides a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans. In June 2001, the Company acquired TERI’s loan processing operations and the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise only a portion of TERI’s guarantee business, and the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. In October 2004, the Company renewed the Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

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

In August 2006, the Company entered into a supplement to the Master Loan Guarantee Agreement that provides as follows:

•       For each securitization closing between August 1, 2006 and June 30, 2007, TERI will be entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 may range from 150 basis points to 240 basis points, at TERI’s election and subject to the parameters of each securitization trust. The Company has agreed to attempt in good faith to structure its securitization transactions to accommodate TERI’s election.

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

TERI received an administrative fee of 175 basis points for the securitization transaction the Company completed in the first quarter of fiscal 2007, 221 basis points for the securitization transaction the Company completed in the second quarter of fiscal 2007 and 215 basis points for the securitization transaction the Company completed in the third quarter of fiscal 2007. TERI elected to receive an administrative fee of 240 basis points for the private label securitization transaction the Company plans to complete in the fourth quarter of fiscal 2007.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. During the three and nine months ended March 31, 2007, processing fees from TERI represented approximately 18% and 15%, respectively, of the Company’s total revenue.

PHEAA

As of March 31, 2007, there were seven TERI-approved student loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of March 31, 2007, the Company utilized six of these servicers. These arrangements allow the Company to increase the volume of loans in the Company’s clients’ loan programs without incurring the overhead investment of servicing operations. As with any external service provider, there are risks associated with inadequate or untimely services. As of March 31, 2007, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the student loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). If the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved student loan servicer, which could be time-consuming and costly.

Revenue Concentration

Securitization-related fees from the private label loan trusts used to securitize student loans in September 2006, December 2006 and March 2007 represented approximately 36%, 21% and 21%, respectively of total revenue for the first nine months of fiscal 2007. These securitization trusts purchased private student loans from several lenders including JP Morgan Chase Bank, N.A., Bank of America, N.A., and Charter One Bank, N.A. The Company did not recognize more than 10% of total revenue from any other customer. Charter One Bank, N.A. serves as a program lender for the Company’s proprietary loan program as well as for additional education loan programs marketed by third parties and funded by Charter One Bank, N.A.

Significant Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company’s securitization-related service revenue, and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

and Estimates”. For a discussion of changes to assumptions used to determine the fair value of the Company’s service receivables made in the third quarter of fiscal 2007 see Note 2.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2007 included $182,882 held in money market funds and $8,282 of federal funds sold. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $8,720 and $10,158 at March 31, 2007 and June 30, 2006, respectively.

Income Taxes

In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company’s estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The Company has a net deferred income tax liability primarily because, under GAAP, it recognizes residuals in financial statement income earlier than they are recognized for income tax purposes. The net deferred income tax liability increased during the first nine months of fiscal 2007 primarily as a result of the increase in residual revenue recognized during the first nine months of fiscal 2007, which more than offset the recognition of taxable income from the securitization trusts.

(2)          Service Receivables

Additional structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trusts. The fees are expected to be paid to the Company from the various separate securitization trusts that have purchased student loans facilitated by the Company. Private label loans guaranteed by TERI have generally been purchased by several private label loan trusts. GATE loans, and a limited number of TERI-guaranteed and other loans, have been purchased by separate securitization trusts established by the National Collegiate Trust (NCT trusts). Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI’s behalf.

The Company conducted a securitization transaction in the third quarter of each of fiscal 2007 and fiscal 2006. On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance metrics that the Company considers in its fair value estimates, such as default, recovery, prepayment and forward London Interbank Offered Rate, or LIBOR, rates.

During the first nine months of fiscal 2007, the Company facilitated three securitization transactions involving the issuance of Triple B rated securities, the only such issuances by any of the Company’s securitization trusts. Triple B rated issuances have, in effect, enabled the Company to monetize a portion of its securitization-related revenues that previously would have been recognized as residuals. Accordingly, the Company believes that market developments have now provided it with a meaningful basis for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

residuals. Beginning with the third quarter of fiscal 2007, the Company applied a discount rate equal to the trailing 12 month average of the one month LIBOR + 1.75% to value the portion of the residuals that it believes qualifies as investment grade in pre-fiscal 2007 private label trusts. That portion of the residuals that the Company believes does not qualify as investment grade will be discounted at 13%, as it is in the securitization trusts that have issued Triple B rated securities. The aggregated average discount rate at March 31, 2007 was 11.52% for all outstanding trusts. This decrease in the aggregated average discount rate resulted in an increase in the fair value of our residual receivable of $26.7 million.

Loans in the securitization trusts have been experiencing higher prepayment rates than the Company had estimated would occur at these points in the life of the loans as a result of a number of factors, including a prolonged and unfavorable interest rate environment. During the third quarter of fiscal 2007, the Company altered its assumption regarding the annual rate of prepayments that it uses to estimate the fair value of its residual and structural advisory fee receivables. The increase of this assumption from an average over the life of the loan of 7% to 8% resulted in a decrease in the fair value of the residual receivable of $36.2 million and a decrease in the fair value of the additional structural advisory fee receivable of $3.5 million.

Except for the changes to the prepayment rate and the discount rates applied to residuals and additional structual advisory fees, the Company did not change any valuation assumptions during the first nine months of fiscal 2007 or fiscal 2006. The Company will continue to monitor the performance of the trust assets against its expectations, and will make such adjustments to its estimates as it believes are necessary to value properly its receivables balances at each balance sheet date.

The following table summarizes changes in the estimated fair value of the Company’s structural advisory fees receivable during the first nine months of fiscal 2007 and fiscal 2006:

	Nine months ended March 31,
	2007	2006
Fair value at beginning of period	$88,297	$53,371
Additions from new securitizations	34,575	23,542
Trust updates
Passage of time (present value accretion)	5,413	2,967
Increase in average prepayment rates	(3,529)	—
Other factors	(1,344)	(1,564)
Net accretion	540	1,403
Fair value at end of period	$123,412	$78,316

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

The following table summarizes the changes in the estimated fair value of the Company’s residuals receivable during the first nine months of fiscal 2007 and fiscal 2006:

	Nine months ended March 31,
	2007	2006
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	139,441	125,648
Trust updates
Passage of time (present value accretion)	48,369	27,578
Increase in average prepayment rates	(36,236)	—
Decrease in discount rate assumption	26,680	—
Other factors	(18,878)	(1,982)
Net accretion	19,935	25,596
Fair value at end of period	$612,199	$398,519

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

(4)          Related Party Transaction

At March 31, 2007, the Company had invested approximately $170,215 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $82,224 of investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

(5)          Notes Payable to TERI

The Company entered into a Note Payable Agreement with TERI on June 20, 2001 in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900 related to an acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding balance of this note payable at March 31, 2007 was $1,945.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding balance of this note payable at March 31, 2007 was $1,995.

(6)          Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At March 31, 2007, the outstanding principal balance on amounts borrowed under this line of credit was $5,381.

(7)          Stockholders’ Equity

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan and reserved 1,800 shares of FMC’s common stock (Common Stock) for issuance under this plan. On August 9, 2005, the Board of Directors authorized, subject to stockholder approval, an amendment increasing the number of shares of Common Stock reserved for issuance under the 2003 Stock Incentive Plan from 1,800 to 4,050. On October 27, 2005, the Company’s stockholders approved this amendment. During the first nine months of fiscal 2007, the Company granted 374 restricted stock units, each such restricted stock unit representing the right to receive one share of Common Stock upon vesting. As of March 31, 2007, there were 870 restricted stock units outstanding and 3,133 shares available for future grant under this plan.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 15 and 21 shares of Common

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

Stock were issued in January 2007 and July 2006, respectively. At March 31, 2007, 451 shares were available for future purchase under the Stock Purchase Plan.

Share Repurchase Program

On September 29, 2005, the Board of Directors approved the repurchase of up to 7,500 shares of Common Stock from time to time on the open market or in privately negotiated transactions. Through March 31, 2007, the Company had repurchased an aggregate of 3,957 shares of its Common Stock under this program. From April 1, 2007 through May 4, 2007, the Company repurchased 956 shares of Common Stock at an average purchase price per share, excluding commissions, of $35.58. On April 24, 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 25, 2007 under the previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date.

Cash Dividend

During the first nine months of fiscal 2007 the Board of Directors declared the following cash dividends:

Record Date	Dividend per share
September 18, 2006	$0.10
November 20, 2006	$0.12
March 5, 2007	$0.15

Stock Split

On November 9, 2006, the Board of Directors approved a three-for-two split of Common Stock which was effected in the form of a stock dividend distributed on December 4, 2006 to stockholders of record at the close of business on November 20, 2006. As such, all prior period share data have been retroactively adjusted to reflect the stock split.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

(8)          Net Income per Share

The following table sets forth the computation of basic and diluted net income per share of Common Stock:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net income	$71,172	$59,222	$293,331	$165,141
Shares used in computing net income per common share—basic	94,629	94,284	94,471	95,670
Effect of dilutive securities:
Stock options	150	671	293	890
Restricted stock units	331	91	291	28
Dilutive potential common shares	481	762	584	918
Shares used in computing net income per common share—diluted	95,110	95,046	95,055	96,588
Net income per common share:
Basic	$0.75	$0.63	$3.11	$1.73
Diluted	$0.75	$0.62	$3.09	$1.71

(9)          New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how the effects of carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that errors should be quantified using both a balance sheet and income statement approach and evaluated as to whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The SEC staff has stated that it will not object if there is a one-time cumulative effect adjustment recorded to correct errors existing in prior years that previously had been considered immaterial—quantitatively and qualitatively—based on appropriate use of the registrant’s previous approach. SAB No. 108 describes the circumstances in which such an adjustment would be appropriate, as well as the required disclosures, and is effective for fiscal years ending after November 15, 2006. The Company will be required to apply this Bulletin in the year ending June 30, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, Fair Value Option for Financial Assets and Financial Liabilities, an amendment of FASB Statements No. 115. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009. The statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 will be effective for the Company beginning in the fourth quarter of fiscal 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, the Company will adopt FIN No. 48 on July 1, 2007. The Company does not expect the adoption of FIN No. 48 to have a material impact on its results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 156), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB Statement No. 140 for subsequent measurement. SFAS No. 156 will be effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars and shares in thousands, except per share amounts)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the Company beginning in the first quarter of fiscal 2008. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

•       borrower inquiry and application;

•       loan origination and disbursement;

•       loan securitization; and

•       loan servicing.

We receive fees for the services we provide in connection with our clients’ private student loans, including processing and structuring and administering securitizations, of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 34 securitization transactions since our formation in 1991.

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

During the first nine months of fiscal 2007 and 2006, we securitized only private label loans.

We do not take a direct ownership interest in the student loans our clients generate, nor do we serve as a guarantor with respect to any student loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Our lender clients have the opportunity to mitigate their credit risk through a loan repayment guarantee by The Education Resources Institute, Inc., or TERI, pursuant to which TERI guarantees repayment of the borrower’s loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. Beginning in April 2007, our wholly-owned subsidiary Union Federal Savings Bank, or Union Federal, began funding some of the loans for our proprietary brand. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

The primary driver of our results of operations and financial condition is the volume of student loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the first nine months of fiscal 2007 and fiscal 2006.

	Nine months ended March 31,		%
	2007	2006	Increase
	(dollars in thousands)
Approximate student loan applications processed	984,000	702,000	40%
Approximate number of student loans facilitated	359,000	301,000	19%
Approximate number of student loans facilitated that were also available to us for securitization	304,000	246,000	24%
Principal amount of student loans facilitated	$3,454,024	$2,740,715	26%
Principal amount of student loans facilitated that were also available to us for securitization	$3,081,300	$2,350,867	31%
Principal and accrued interest balance of student loans securitized	$2,886,152	$2,006,642	44%
Principal balance of student loans facilitated and available to us at period end for later securitization	$904,854	$746,906	21%

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

•       the private student loan securitization market, including the costs or availability of financing and market receptivity to Triple B rated student loan asset backed notes;

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

On November 30, 2006, we completed the acquisition of Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and, as of April 2007, private student loans. Union Federal had total assets of approximately $41 million as of the acquisition date. The financial results of Union Federal are included in our financial statements subsequent to the acquisition date. The purchase price was allocated to acquired assets and liabilities based on their respective fair values at November 30, 2006. We recorded additional goodwill of $1.7 million and a core deposit intangible of $1.3 million as a result of this acquisition. Goodwill will be reviewed for impairment at least annually. The core deposit intangible represents the present value of the difference in expected future cash flows between the costs to replace such deposits (based on applicable equivalent borrowing rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The core deposit intangible will be amortized on a straight-line basis over a five year period and will be reviewed for impairment when it is determined that facts or circumstances may affect the recoverability of the asset.

Securitizations and Related Revenue

We structure and facilitate securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts obtain through the securitization process private student loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We refer to the trusts utilized in the securitization of TERI-guaranteed private label loans as private label loan trusts. In addition, the National Collegiate Trust, or NCT, was formed in fiscal 1993 and has established separate securitization trusts, which we refer to as the NCT trusts, which have purchased primarily GATE loans and a limited number of TERI-guaranteed and other loans. In the future, we may securitize private label or GATE loans using NCT trusts, private label loan trusts or new trust vehicles.

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

We receive several types of fees in connection with our securitization services:

•       Structural advisory fees.   We charge structural advisory fees that are paid in two portions:

•        Up-front.   We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or shortly thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. For the securitizations that we facilitated during the first nine months of fiscal 2007, these fees ranged from 12.2% to 13.1% of the aggregate principal and capitalized interest of the loans securitized. For the securitizations we facilitated in fiscal 2006, these fees ranged from 7.5% to 8.4% of the aggregate principal and capitalized interest of the loans securitized. The securitization trusts we facilitated in the first nine months of fiscal 2007 issued Triple B rated securities, the only such issuances by any of our securitizations trusts. The issuance of Triple B rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions; and

•        Additional.   We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103% to 105%. The level applicable to a particular trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

As required under GAAP, we also recognize the fair value of additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured.

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

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and may continue to vary on a quarterly basis primarily because of the timing and size of the securitizations that we structure. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter and two securitizations in the fourth quarter. Thus far in fiscal 2007, we have facilitated one securitization in each of the first, second and third quarters. We expect to facilitate two securitizations in the fourth quarter of fiscal 2007. However, variations in the size of each securitization transaction will continue to result in variability of our operating results on a quarterly basis. The following tables set forth our quarterly revenue and net income (loss) for the first three quarters of fiscal 2007 and fiscal 2006:

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Total
	(in thousands)
Total revenues	$302,945	$197,766	$180,163	$680,874
Net income	141,008	81,151	71,172	293,331

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Total
	(in thousands)
Total revenues	$36,300	$232,130	$150,543	$418,973
Net income (loss)	(5,442)	111,361	59,222	165,141

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

•       expected loan defaults; and

•       expected recoveries of defaulted loans.

We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date.

The following table shows the approximate weighted average loan performance assumptions at March 31, 2007:

		Percentage rate			Percentage discount rate
Trust	Loan type	Default	Recovery	Prepayments	Residuals	Structural advisory fees
Private label loan trusts with Triple B rated securities	Private label	10.33%	40%	8%	13.00%	6.64%
Private label loan trusts without Triple B rated securities	Private label	8.93	40	8	11.06	6.64
NCT trusts	GATE/Other	17.87	48	6	12.00	6.64

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

Prepayment Rates.   Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at these points in the life of the loans as a result of a number of factors, including a prolonged and unfavorable interest rate environment. During the third quarter of fiscal 2007, we altered our assumption regarding the annual rate of prepayments that we use to estimate the fair value of our residual and structural advisory fee receivables. The increase of this assumption from an average over the life of the loan of 7% to 8% resulted in a decrease in the fair value of the residual receivable of $36.2 million and a decrease in the fair value of the additional structural advisory fee receivable of $3.5 million.

Discount Rate—Residuals.   In determining an appropriate discount rate for valuing our residuals, we historically have reviewed the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. Prior to fiscal 2007, we applied a discount rate of 12% in estimating the present value of our residuals, based on the expected timing of cash flows and the maximum 24-year life of the trust assets and residuals.

During the first nine months of fiscal 2007, we facilitated three securitization transactions involving the issuance of Triple B rated securities, the only such issuances by any of our securitization trusts. Triple B rated issuances have, in effect, allowed us to monetize a portion of our securitization—related revenues that previously would have been recognized as residuals. Accordingly, we believe that market developments have now provided us with a meaningful basis for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, we applied a discount rate equal to the trailing 12 month average of the one month LIBOR + 1.75% to value the portion of the residuals that we believe qualifies as investment grade in pre-fiscal 2007 private label trusts. That portion of the residuals that we believe does not qualify as investment grade will be discounted at 13%, as it is in the securitization trusts that have issued Triple B rated securities. The aggregated average discount rate at March 31, 2007 was 11.52% for all outstanding trusts. This decrease in the aggregated average discount rate resulted in an increase in the fair value of our residual receivable of $26.7 million.

Discount Rate—Additional Structural Advisory Fees.   We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury Note rate plus 200 basis points. During the first nine months of fiscal 2007 and fiscal 2006, the 10-year U.S. Treasury Note rate decreased 52 basis points and increased 89 basis points, respectively. We applied a discount rate of 6.64% at March 31, 2007, 7.16% at June 30, 2006, 6.85% at March 31, 2006 and 5.96% at June 30, 2005. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value.

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At March 31, 2007, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes in the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 5.2 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes of that trust has been 6.2 basis points.

Except for the changes to the prepayment rate and the discount rates applied to residuals and additional structural advisory fees, we did not change any valuation assumptions during the first nine months of fiscal 2007 or fiscal 2006. We will continue to monitor the performance of the trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balances at each balance sheet date. For a discussion of the sensitivity of the additional structural advisory fees and residuals receivable to variations in our assumptions and estimates, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.”

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

The following table shows the estimated change in our structural advisory fees and residuals receivable balances at March 31, 2007 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at March 31, 2007, and changes in the assumed spread between 1-month LIBOR rates and auction rates, which are based on ..05% and .10% changes from the assumed levels for each key assumption:

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$124,580	$123,995	$123,412	$122,827	$122,239
Change in receivables balance	0.95%	0.47%		(0.47)%	(0.95)%
Default recovery rate:
Total structural advisory fees	$123,247	$123,329	$123,412	$123,501	$123,591
Change in receivables balance	(0.13)%	(0.07)%		0.07%	0.15%
Annual prepayment rate:
Total structural advisory fees	$129,696	$126,468	$123,412	$120,516	$117,773
Change in receivables balance	5.09%	2.48%		(2.35)%	(4.57)%
Discount rate:
Total structural advisory fees	$132,678	$127,889	$123,412	$118,988	$114,842
Change in receivables balance	7.51%	3.63%		(3.58)%	(6.94)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$115,468	$119,312	$123,412	$127,372	$131,683
Change in receivables balance	(6.44)%	(3.32)%		3.21%	6.70%

	Percentage change in assumptions		Receivables	Percentage change in assumptions
Residuals	Down 20%	Down 10%	balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$625,043	$618,596	$612,199	$605,774	$599,326
Change in receivables balance	2.10%	1.04%		(1.05)%	(2.10)%
Default recovery rate:
Total residual fees	$610,473	$611,312	$612,199	$613,062	$613,941
Change in receivables balance	(0.28)%	(0.14)%		0.14%	0.28%
Annual prepayment rate:
Total residual fees	$678,899	$644,672	$612,199	$581,339	$552,065
Change in receivables balance	10.90%	5.30%		(5.04)%	(9.82)%
Discount rate:
Total residual fees	$728,326	$667,117	$612,199	$562,744	$518,291
Change in receivables balance	18.97%	8.97%		(8.08)%	(15.34)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$592,633	$602,858	$612,199	$618,537	$623,105
Change in receivables balance	(3.20)%	(1.53)%		1.04%	1.78%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$617,182	$614,692	$612,199	$609,710	$607,221
Change in receivables balance	0.81%	0.41%		(0.41)%	(0.81)%

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At March 31, 2007, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an exposure draft that would amend FASB Statement No. 140. The proposed amendment would, among other things, change the requirements that an entity must meet to be considered a QSPE. We are monitoring the status of the exposure draft to assess its impact, if any, on our financial statements.

Results of Operations

Three and nine months ended March 31, 2007 and 2006

Revenue Related to Securitization Transactions

Our private label loan products are marketed through two marketing channels: (a) direct to consumer, which generally refers to programs that lenders, education loan marketers, businesses, affinity groups or other organizations market directly to prospective borrowers, and (b) school channel, which refers to programs that lenders or third parties market indirectly through educational institutions. Private label loans do not include GATE loans. Our estimates of the allocation by marketing channel of our securitization revenues for the first nine months of fiscal 2007 and 2006, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(2)
	(dollars in millions)
Fiscal 2007
March 2007	Direct to consumer	$583	75%	14.7%	1.2%	5.2%	21.1%
	School channel	193	25	8.5	1.2	2.0	11.6
	Total	$776
	Blended yield(1)			13.1	1.2	4.4	18.7
December 2006	Direct to consumer	$676	93	12.6	1.2	7.0	20.8
	School channel	48	7	7.3	1.2	2.1	10.6
	Total	$724
	Blended yield(1)			12.2	1.2	6.7	20.1
September 2006	Direct to consumer	$973	70	14.7	1.2	5.1	21.0
	School channel	413	30	7.3	1.2	1.7	10.2
	Total	$1,386
	Blended yield(1)			12.5	1.2	4.1	17.8
Total for first nine months of fiscal 2007	Blended yield(1)	$2,886		12.6	1.2	4.8	18.6
Fiscal 2006
March 2006	Direct to Consumer	$527	71%	8.7%	1.2%	7.7%	17.5%
	School Channel	214	29	5.9	1.2	3.2	10.3
	Total	$741
	Blended Yield(1)			7.9	1.2	6.4	15.5
October 2005	Direct to consumer	$921	73	8.8	1.2	7.5	17.5
	School channel	344	27	4.1	1.2	2.6	7.8
	Total	$1,265
	Blended yield(1)			7.5	1.2	6.2	14.9
Total for first nine months of fiscal 2006	Blended Yield(1)	$2,006		7.7	1.2	6.3	15.1

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

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $365.8 million for the first nine months of fiscal 2007 from $154.6 million for the first nine months of fiscal 2006. Up-front structural advisory fees increased to $103.9 million for the third quarter of fiscal 2007 from $58.5 million for the third quarter of fiscal 2006. The increase in up-front structural advisory fees for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to an increase in up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield, and an increase in loan facilitation volume, which enabled us to securitize a greater amount of loans. The securitization trusts we facilitated in the first nine months of fiscal 2007 issued Triple B rated securities, the only such issuances by any of our securitization trusts. The issuance of Triple B rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions.

The increase in up-front structural advisory fees for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to an increase in up-front structural advisory fee yield and, to a lesser extent, an increase in loan facilitation volume. We expect our up-front structural advisory fee yield for future securitizations to fluctuate as a result of market conditions at the time of securitization and the transaction structure in light of the loan assets being securitized.

The following table reflects the changes in up-front structural advisory fees attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the receipt of cost of issuance funds for the nine and three months ended March 31, 2007 and 2006:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to increase securitization volume	Change attributable to change in fee yield and loan mix	Receipt of cost of issuance funds	Total change
	(in thousands)
Nine months ended March 31, 2007 vs. nine months ended March 31, 2006	$2,886,152	$67,545	$142,275	$1,360	$211,180
Three months ended March 31, 2007 vs. three months ended March 31, 2006	$776,468	$2,777	$40,768	$1,877	$45,422

Additional structural advisory fees

The additional component of structural advisory fees increased to $35.1 million for the first nine months of fiscal 2007 from $24.9 million for the first nine months of fiscal 2006. Additional structural advisory fees decreased to $6.8 million for the third quarter of fiscal 2007 from $8.7 million for the third quarter of fiscal 2006. The increase in additional structural advisory fees between the nine-month periods was primarily due to increases in the aggregate securitization volume partially offset by the change in prepayment assumption. The decrease in the additional structural advisory fees between the three-month periods was primarily due to the negative impact of a change in our assumption regarding the annual rate of student loan prepayments that we use to estimate the fair value of this receivable, which more than offset the positive impact of an increase in the aggregate securitization volume. The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the nine and three months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$88,297	$53,371
Additions from new securitizations	34,575	23,542
Trust updates
Passage of time (present value accretion)	5,413	2,967
Increase in average prepayment rates	(3,529)	—
Other factors	(1,344)	(1,564)
Net accretion	540	1,403
Fair value at end of period	$123,412	$78,316

	Three months ended March 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$116,637	$69,589
Additions from new securitizations	9,128	8,764
Trust updates
Passage of time (present value accretion)	2,001	1,163
Increase in average prepayment rates	(3,529)	—
Other factors	(825)	(1,200)
Net accretion	(2,353)	(37)
Fair value at end of period	$123,412	$78,316

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

During the first nine months of fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $0.5 million. This was primarily due to the accretion of the discounting inherent in the fair value estimates and the impact of a decrease in the 10-year U.S. Treasury Note rate, offset in part by the impact of a change in our assumption regarding future prepayments that we use to estimate the fair value of this receivable and the effect of higher prepayment rates than we had estimated would occur during the period. During the first nine months of fiscal 2006, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.4 million. This increase was primarily due to the accretion of discounting inherent in the fair value estimates and the impact of an increase in the implied forward LIBOR curve during the period, offset by an increase in the discount rate. During the third quarter of fiscal 2007, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $2.4 million. During the third quarter of fiscal 2006, the change in our estimate of the fair value of our additional structural advisory fees was not material. The decrease during the third quarter of fiscal 2007 was due primarily to the impact of a change in our prepayment assumption and the performance of the trust assets, offset in part by the accretion of the discounting inherent in the fair value estimates.

For a discussion of changes we made during the third quarter of fiscal 2007 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

Residuals

Service revenues from residuals increased to $159.4 million for the first nine months of fiscal 2007 from $151.2 million for the first nine months of fiscal 2006, and decreased to $28.5 million for the third quarter of fiscal 2007, from $53.1 million for the third quarter of fiscal 2006. The increase in service revenues from residuals in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily a result of an increase in securitization volume, an increase in the positive impact of the passage of time and an increase in the fair value of our residual receivable as a result of a decrease in the discount rate we use to value the residual receivable for certain securitization trusts, offset in part by the impact of a higher up-front structural advisory fee yield in the fiscal 2007 period and an increase in our assumption for future prepayments that we use to value the residual receivable. The decrease in service revenues from residuals for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was due primarily to actual prepayments during the quarter, the impact of a higher up-front structural advisory fee yield in the fiscal 2007 period and an increase in our assumption for future prepayments that we use to value the residual receivable, which more than offset the positive impact of the passage of time and an increase in the fair value of our residual receivable as a result of a decrease in the discount rate we use to value certain securitization trusts. The issuance of Triple B rated securities in the securitizations completed during the fiscal 2007 periods enabled us to increase the up-front structural advisory fee yield, but decreased the amount of residuals we expect to receive, from these securitizations.

The following table reflects the changes in residuals attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the updates to prior trusts:

	Residuals
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Nine months ended March 31, 2007 vs. nine months ended March 31, 2006	$2,886,152	$55,072	$(41,279)	$(5,661)	$8,132
Three months ended March 31, 2007 vs. three months ended March 31, 2006	$776,468	$2,253	$(15,314)	$(11,461)	$(24,522)

The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the nine and three months ended March 31, 2007 and 2006:

	Nine months ended March 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	139,441	125,648
Trust updates
Passage of time (present value accretion)	48,369	27,578
Increase in average prepayment rates	(36,236)	—
Decrease in discount rate assumption	26,680	—
Other factors	(18,878)	(1,982)
Net accretion	19,935	25,596
Fair value at end of period	$612,199	$398,519

	Three months ended March 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$583,666	$345,464
Additions from new securitizations	34,371	47,432
Trust updates
Passage of time (present value accretion)	18,229	10,917
Increase in average prepayment rates	(36,236)	—
Decrease in discount rate assumption	26,680	—
Other factors	(14,511)	(5,294)
Net accretion	(5,838)	5,623
Fair value at end of period	$612,199	$398,519

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate or other assumptions that we use in estimating the fair value of these receivables. We used a 12% discount rate during the first six months of fiscal 2007 and throughout fiscal 2006 in valuing residuals for securitizations completed prior to fiscal 2007. As a result of our Triple B financing structure, we used a

13% discount rate in valuing residuals for the securitizations completed in the first nine months of fiscal 2007. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at these points in the life of the trusts. As a result, during the third quarter of fiscal 2007, we increased our prepayment assumption from an average over the life of the loan of 7% to 8%, which offset the positive net accretion that comes from updating the carrying value of our additional structural advisory fees and residuals receivables for the passage of time. The negative effect of the increase in our prepayment rate assumptions was offset in part by a reduction in the discount rates we use to estimate the fair value of a portion of our residuals receivable.

Our estimates of the fair value of our residuals receivable resulted in an increase in their aggregate carrying value of approximately $19.9 million during the first nine months of fiscal 2007 and $25.6 million during the first nine months of fiscal 2006. During the first nine months of fiscal 2007, the positive impact of the passage of time and the decrease in our discount rate assumption was offset by the net negative impact of changes to the prepayment assumptions we use to estimate the fair value of this receivable as well as the negative impact of other factors. Included in other factors is the negative impact of a higher rate of prepayments during the period than we had estimated would occur. Our estimates of the fair value of our residuals receivable resulted in a decrease in their aggregate carrying value of approximately $5.8 million during the third quarter of fiscal 2007 and an increase in their aggregate carrying value of approximately $5.6 million during the third quarter of fiscal 2006. The decrease during the third quarter of fiscal 2007 was primarily due to the negative impact of changes to the prepayment assumption we use to estimate the fair value of this receivable and the performance of trust assets, offset in part by the positive impacts of the passage of time and the decrease in our discount rate assumption. The increase during the third quarter of fiscal 2006 was primarily due to the positive impact of the passage of time.

We believe that the 13% discount rate we use for fiscal 2007 securitization trusts for cash flows lower in priority to those received by holders of Triple B rated securities (or which we believe would not qualify as investment grade for pre-fiscal 2007 private label trusts) is appropriate given the maximum 24-year life of the trust assets and residuals. For a discussion of changes we made during the third quarter of fiscal 2007 to certain assumptions, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.”

Processing fees from TERI

Processing fees from TERI increased to $99.0 million for the first nine months of fiscal 2007 from $77.8 million for the first nine months of fiscal 2006 and increased to $32.3 million for the third quarter of fiscal 2007 from $26.6 million for the third quarter of fiscal 2006. The increase was primarily due to increased reimbursable expenses required to process the increased volume of private label loans that we actively disbursed during the fiscal 2007 periods. The volume of private label loans we actively disbursed increased to $2.99 billion for the first nine months of fiscal 2007 from $2.24 billion for the first nine months of fiscal 2006 and to $819 million for the third quarter of fiscal 2007 from $635 million for the third quarter of fiscal 2006.

Administrative and other fees

Administrative and other fees increased to $15.0 million for the first nine months of fiscal 2007 from $6.1 million for the first nine months of fiscal 2006 and increased to $6.0 million for the third quarter of fiscal 2007 from $2.4 million for the third quarter of fiscal 2006. The increases were primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients as well as for our proprietary brand. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during the fiscal 2007 periods compared to the fiscal 2006 periods. We generated approximately $10.8 million in reimbursable expenses from marketing coordination services during the first nine months of fiscal 2007, compared to approximately $2.6 million in reimbursable expenses from marketing coordination services during the first nine months of fiscal 2006. We generated approximately $4.6 million in reimbursable expenses from marketing coordination services during the third quarter of fiscal 2007, compared to approximately $1.2 million in reimbursable expenses from marketing coordination services during the third quarter of fiscal 2006. We earned administrative fees for the daily management of the securitization trusts of approximately $4.2 million during the first nine months of fiscal 2007 and $3.0 million during the first nine months of fiscal 2006. We earned administrative fees for the daily management of the securitization trusts of approximately $1.5 million during the third quarter of fiscal 2007 and $1.1 million during the third quarter of fiscal 2006.

Net Interest Income

Net interest income increased to $6.6 million for the first nine months of fiscal 2007 from $4.2 million for the first nine months of fiscal 2006. Net interest income increased to $2.6 million for the third quarter of fiscal 2007 from $1.4 million for the third quarter of fiscal 2006. The increases in the current year periods were due primarily to higher average cash balances available for investment and higher average yields.

Non-interest Expenses

Total non-interest expenses increased to $185.5 million for the first nine months of fiscal 2007 from $139.0 million for the first nine months of fiscal 2006 and increased to $60.9 million for the third quarter of fiscal 2007 from $49.2 million for the third quarter of fiscal 2006. Compensation and benefits increased to $84.9 million for the first nine months of fiscal 2007 from $66.0 million for the first nine months of fiscal 2006 and increased to $27.4 million for the third quarter of fiscal 2007 from $25.1 million for the third quarter of fiscal 2006. General and administrative expenses increased to $100.6 million for the first nine months of fiscal 2007 from $73.0 million for the first nine months of fiscal 2006, and increased to $33.5 million for the third quarter of fiscal 2007 from $24.1 million for the third quarter of fiscal 2006.

The increase in compensation and benefits expense was primarily the result of an increase in personnel. Our average total number of employees was 8% higher during the first nine months of fiscal 2007 than during the corresponding prior year period. Our average total number of employees was 9% higher during the third quarter of fiscal 2007 than during the third quarter of fiscal 2006. We hired additional personnel during the fiscal 2007 periods to meet the needs of our growing loan processing and securitization activities. Compensation and benefits expense for the first nine months of fiscal 2007 also increased due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results during the first nine months of fiscal 2007.

General and administrative expenses increased during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 as a result of increases in several subcategories of expenses. Marketing coordination expenses increased from $8.8 million for the first nine months of fiscal 2006 to $20.5 million for the first nine months of fiscal 2007. The increase in marketing coordination expense was primarily due to the expansion of our marketing coordination services to a larger client base as well as the testing of our proprietary brand. Depreciation and amortization expense increased from $10.5 million for the first nine months of fiscal 2006 to $12.0 million for the first nine months of fiscal 2007. The increase in depreciation and amortization expense is due to the expansion of our loan processing operations which resulted in additional purchases of fixed assets as well as the amortization of capitalized software development costs. Equipment expenses increased from $8.2 million for the first nine months of fiscal 2006 to $9.3 million for the first nine months of fiscal 2007. The increase in equipment expenses was primarily due to an increase in software maintenance and license costs. External call center costs increased from $6.2 million for the first nine months of fiscal 2006 to $15.0 million for the first nine months of fiscal 2007. The increase in external call center costs was primarily due to increases in personnel necessary to process the volume of loans facilitated during the fiscal 2007 period and the expansion of our marketing expenses in the television medium that need call center support.

General and administrative expenses increased during the third quarter of fiscal 2007 as compared to the third quarter of 2006 as a result of increases in several subcategories of expenses. Marketing coordination expenses increased from $2.9 million for the third quarter of fiscal 2006 to $5.2 million for the third quarter of fiscal 2007. The increase in marketing coordination expense was primarily due to the expansion of our marketing coordination services to a larger client base as well as the testing of our proprietary brand. Equipment expenses increased from $2.7 million for the third quarter of fiscal 2006 to $3.5 million for the third quarter of fiscal 2007. The increase in equipment expenses was primarily due to an increase in software maintenance, license costs and computer supplies. External call center costs increased from $1.5 million for the third quarter of fiscal 2006 to $3.7 million for the third quarter of fiscal 2007. The increase in external call center costs is primarily due to an increase in the number of customer service personnel necessary to process the increased volume of loans facilitated during the fiscal 2007 period. Consulting fees increased from $3.1 million for the third quarter of fiscal 2006 to $4.1 million for the third quarter of fiscal 2007. The increase in consulting fees is primarily due to an increase in information systems consulting costs used in the improvement of our loan facilitation and financial systems.

We expect that our operating expenses will continue to increase as we devote additional resources to marketing coordination services and the expected increasing loan volumes facilitated for our existing and new clients.

Income Tax Expense

Income tax expense increased to $202.1 million for the first nine months of fiscal 2007 from $117.4 million for the first nine months of fiscal 2006. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods. During the first nine months of fiscal 2007 our effective tax rate, or the income tax expense as a percentage of income before income tax expense, increased to approximately 40.8% from an effective tax rate of 38.5% for all of fiscal 2006. The increase in our effective tax rate was primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees increased and our residual revenues decreased during the first nine months of fiscal 2007 as compared to all of fiscal 2006. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

Income tax expense increased to $48.1 million for the third quarter of fiscal 2007 from $42.1 million for the third quarter of fiscal 2006. The increase in income tax expense in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was due to the increase in income before taxes between the periods as a result of the relative sizes and profitability yields of the securitization transactions completed during the third quarters of fiscal 2007 and 2006.

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

Treasury Stock

We had treasury stock of $135.5 million at March 31, 2007 and $121.5 million at June 30, 2006. Our treasury stock balance was derived from the repurchases of our common stock in open market transactions. Our board of directors approved the repurchase of 2,250,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 7,500,000 shares of our common stock in the first quarter of fiscal 2006. As of March 31, 2007, we had repurchased an aggregate of 6,206,700 shares at an average price, excluding commissions, of $21.81 per share. From April 1, 2007 through May 4, 2007, we repurchased 956,200 shares of common stock at an average purchase price per share, excluding commissions, of $35.58. Our board of directors approved the repurchase of up to 10,000,000 shares of our common stock on April 24, 2007. The 10,000,000 shares authorized for repurchase included 3,393,300 shares available for repurchase as of April 25, 2007 under previously authorized repurchase programs.

Cash, Cash Equivalents and Investments

At March 31, 2007, we had $290.2 million in cash, cash equivalents and investments. At June 30, 2006, we had $143.0 million in cash, cash equivalents and investments. The increase in cash, cash equivalents and investments is primarily due to cash generated from our September 2006, December 2006 and March 2007 securitization transactions, offset by cash used to fund cash dividends and repurchases of our common stock during the first nine months of fiscal 2007. Cash, cash equivalents and investments at March 31, 2007 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Loans Held for Sale

At March 31, 2007, we had loans held for sale of $14.3 million as compared to no loans at June 30, 2006. The increase in loans held for sale resulted from our acquisition of Union Federal on November 30, 2006. Our loans held for sale at March 31, 2007 were comprised entirely of mortgage loans.

Service Receivables

Our service receivables increased to $746.5 million at March 31, 2007 from $551.6 million at June 30, 2006, primarily as a result of the additional structural advisory fees and residuals generated from the September 2006, December 2006 and March 2007 securitization transactions. The increase in service receivables was also due to a net increase in our estimate of the fair value of our residuals receivable of $19.9 million during the first nine months of fiscal 2007, primarily as a result of the accretion of the discounting inherent in the fair value estimates due to the passage of time of $48.4 million which was partially offset by changes in assumptions having a net negative impact of $9.6 million.

Property and Equipment, net

During the first nine months of fiscal 2007, our property and equipment, net increased by $2.4 million, as $11.5 million of depreciation expense recorded during the period was more than offset by $13.3 million we spent on the expansion and improvement of our loan processing facilities and systems. During the first nine months of fiscal 2007, we financed the acquisition of $0.5 million in equipment through capital leases.

Prepaid Income Taxes

We had no prepaid income taxes at March 31, 2007 as compared to $11.6 million at June 30, 2006. At June 30, 2006, this balance was primarily derived from the income tax benefit of employee stock option exercises and tax allocation strategies implemented in the fourth quarter of fiscal 2006.

Other Prepaid Expenses

Other prepaid expenses decreased to $14.5 million at March 31, 2007 from $17.3 million at June 30, 2006, primarily due to a decrease in prepaid marketing expenses of approximately $1.3 million and a decrease in prepaid insurance of $1.1 million.

Other Assets

Other assets of $5.1 million at March 31, 2007 and June 30, 2006 remained relatively unchanged.

Deposits

At March 31, 2007, we had deposits of $38.2 million as compared to no deposits at June 30, 2006. The increase in deposits resulted from our acquisition of Union Federal on November 30, 2006.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased to $40.4 million at March 31, 2007 from $34.4 million at June 30, 2006. Our accrued bonuses were approximately $5.3 million higher at March 31, 2007 as compared to June 30, 2006 due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results during the first nine months of fiscal 2007.

Income Taxes Payable

We had income taxes payable of $13.3 million at March 31, 2007 as compared to no income taxes payable at June 30, 2006. Our income taxes payable increased as a result of the earnings generated during the first nine months of fiscal 2007.

Net Deferred Income Tax Liability

We have a net deferred income tax liability primarily because, under GAAP, we recognize residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during the first nine months of fiscal 2007, which more than offset the recognition of our share of taxable income from the securitization trusts.

Capital Lease Obligations

Capital lease obligations decreased to $6.3 million at March 31, 2007 from $8.8 million at June 30, 2006, primarily due to scheduled principal payments made during the first nine months of fiscal 2007.

Notes Payable to TERI

Notes payable to TERI decreased to $3.9 million at March 31, 2007 from $4.5 million at June 30, 2006. The balance relates to two acquisition notes we issued to finance the acquisition of TERI’s loan processing operations, as well as its loan database in 2001. The decrease in notes payable to TERI was due to the scheduled principal payments made during the first nine months of fiscal 2007.

Other Liabilities

Other liabilities increased to $2.3 million at March 31, 2007 from $2.2 million at June 30, 2006. The balance at both period ends related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

As of March 31, 2007, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2006.

Cash Flows

Our net cash provided by operating activities increased to $187.4 million for the first nine months of fiscal 2007, compared to cash provided by operating activities of $43.8 million for the first nine months of fiscal 2006. The increase in cash provided by operations resulted primarily from increases in net income, which includes our increased up-front structural advisory fee revenue, and the net change in the balance sheet accounts for income taxes offset in part by increases in residual receivables and structural advisory fee receivables.

Our cash used in investing activities increased to $30.0 million during the first nine months of fiscal 2007, compared to $8.1 million used in investing activities during the first nine months of fiscal 2006. Net cash used in investing activities increased during the first nine months of fiscal 2007 primarily as a result of net purchases of investments and, to a lesser extent, capital expenditures related to the expansion and improvement of our loan processing facilities and systems.

Net cash used in financing activities decreased to $42.2 million during the first nine months of fiscal 2007, compared to $87.0 million during the first nine months of fiscal 2006. Net cash used in financing activities decreased during the first nine months of fiscal 2007 primarily as a result of a decrease in cash used for the repurchase of common stock, offset in part by an increase in cash used for dividends.

We expect that our capital expenditure requirements for the final three months of fiscal 2007 will be approximately $6.8 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to finance the acquisition of TERI’s loan processing operations as well as its loan database. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At March 31, 2007, outstanding principal on these notes totaled $3.9 million as compared to $4.5 million at June 30, 2006.

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

Factors That May Affect Future Results

This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth above under “—Application of Critical Accounting Policies and Estimates” and the risk factors set forth below under Item 1A of Part II. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 10, 2007.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

General

Market risk is the risk of change in the fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. At June 30, 2006 and March 31, 2007, our primary market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. At March 31, 2007, as a result of our acquisition of Union Federal, our exposure to market risk also included changes in interest rates applicable to our loans held for sale and deposits. Our overall market risk as of March 31, 2007, however, had not changed materially as a result of the acquisition or otherwise.

Risk Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for nearly all of the loan assets and all of the borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at March 31, 2007 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have made material changes to the following risk factors compared to the risk factors disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2006:

•       “In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.”

•       “The outsourcing services market for education lending is highly competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.”

•       “If our clients do not successfully market and sell student loans, our business will be adversely affected.”

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this quarterly report, we have provided structural advisory and other services for 34 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 79% of our total revenue for the first nine months of fiscal 2007, 74% of our total revenue for fiscal 2006 and 75% of our total revenue for fiscal 2005. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

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

Our financial performance and future growth depend in part on our continued success in structuring securitizations. Several factors may affect both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

•       degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of asset-backed securities, or result in rating agencies modifying their assumptions with respect to the securitization trusts;

•       prolonged volatility in the capital markets generally or in the student loan asset-backed securities sector specifically, which could restrict or delay our access to the capital markets;

•       the timing and size of student loan-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, could impact pricing or demand for our securitizations;

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

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans or soon thereafter. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected credit losses from the underlying securitized loan portfolio, net of recoveries. If the actual performance of some or all of the securitization trusts varies from the key assumptions we use, the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitizated transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. During the third quarter of fiscal 2007 we altered certain key assumptions which could negatively impact future securitization yields. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Sensitivity Analysis.” In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

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

We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which Charter One Bank serves as a program lender are generally scheduled to terminate in May 2008. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement on or after June 1, 2007, upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans expires on June 30, 2007, provided that the agreement automatically renews for successive one-year terms after that date and can be terminated at any time upon 180 days notice. Our two agreements with Bank of America that govern the purchase of GATE loans expire on November 30, 2007, but can be terminated by either party with 90 days notice. In the absence of termination, both agreements will automatically renew for successive one-year terms. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

We assist national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, in structuring and supporting their private education loan programs. We receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than us to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In March 2006, our client JPMorgan Chase Bank completed its acquisition of CFS, a marketer of education loans we facilitated. This acquisition could result in the emergence of a new competitor with the ability to offer outsourced services, including securitization services, for private student loans. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of two principal competitors, Sallie Mae and Servus Financial Corporation, an affiliate of Wells Fargo Company, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

In addition, there has been significant consolidation within the banking and financial services industry. On April 16, 2007, an investor group that included Bank of America and JPMorgan Chase Bank, our two largest lender clients, announced that they signed a definitive agreement to purchase Sallie Mae. The investment in Sallie Mae by these lender clients may result in some reduction in future loan originations from these lenders. It may also impact our ability to negotiate favorable fees when negotiating future contracts with these lender clients. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

We provide outsourcing services to lenders, loan marketers and educational institutions, as well as businesses and other organizations, in structuring and supporting their private education loan programs. We rely on our clients to market and sell education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. In response to recent legislative initiatives, lenders may increasingly focus on the direct to consumer marketing channel, increasing competition within the channel for private student loans. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or a recently announced federal task force into the relationship between lenders and college financial aid officers could have a negative impact on the ability of our clients, and Union Federal, to market student loans.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $99.0 million, or 15% of total revenue, for the first nine months of fiscal 2007, and $77.8 million or 19% of total revenue, for the first nine months of fiscal 2006. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

•       if TERI is unable to provide guarantee services for loans, any financial guarantee insurance coverage we obtain in securitization transactions could be costly, if available at all; and

•       we could lose access to continuing updates to the database of TERI-guaranteed loan performance data.

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of March 31, 2007, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings which was reaffirmed on April 2, 2007. If these ratings are lowered, our agreement with Bank of America relating to the purchase of direct-to-consumer loans could terminate, and Bank of America could suspend the processing of new applications for school channel loans. In addition, our clients may not wish to enter into guarantee arrangements with TERI, or we may receive lower structural advisory fees because it could be necessary to obtain financial guarantee insurance for the asset-backed securitizations that we structure. Finally, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of March 31, 2007, PHEAA serviced a majority of loans whose origination we support. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fees and residuals receivables. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. During February 2006, Congress passed, and the President signed, the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits do not change, the Deficit Reduction Act of 2005 increases amounts that first and second year college students may borrow and makes Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 11% during the first nine months of fiscal 2007, 15% during fiscal 2006 and 13% during fiscal 2005 of our total loan facilitation volume. The loan limit increases take effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent legislation, as well as future legislation, could weaken the demand for private student loans, or result in increased competition in the market for private student loans which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

Our quarterly revenue, operating results and profitability have varied and may continue to vary significantly on a quarterly basis. In fiscal 2006, we recognized 6%, 41%, 26% and 27% of our total service revenue in the respective fiscal quarters of fiscal 2006. Our quarterly revenue varied primarily because of the timing of the securitizations that we structured. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter, and two securitizations in the fourth quarter, but none in the first quarter. Unlike in previous fiscal years, we facilitated one securitization in the first quarter, one securitization in the second quarter and one securitization in the third quarter of fiscal 2007. Variations in the size or structure of each securitization transaction, as well as the composition of the loan pools being securitized, will continue to result in variability of our operating results on a quarterly basis. The timing and size of our planned securitization activities may be affected by the seasonality of student loan applications and loan originations, as well as the other factors that could adversely affect our securitization activities. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2006, we processed 37% of our total loan facilitation volume in the first quarter ended September 2005, and 19%, 25% and 19% of our total loan facilitation volume in the respective successive quarters.

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

Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the borrower information that we process in connection with the loans. Implementation of systems and procedures to address these requirements would increase our compliance costs. If we were to experience a data security breach, or if we or the securitization trusts that we administer otherwise improperly disclose confidential customer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, pending legislative proposals, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. New requirements issued by the Federal Financial Institutions Examination Council regarding authentication of customers accessing account information became effective January 1, 2007. Those requirements have posed technology challenges for us, and we have implemented additional authentication procedures in order to comply with those requirements. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

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

From our inception to March 31, 2007, our assets have grown to $1.1 billion. Our revenue increased to $680.9 million for the first nine months of fiscal 2007 from $419.0 million for the first nine months of fiscal 2006. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

Based on the advice of our regulatory counsel and, in some states, additional local counsel opinions and informal advice from state regulators, we have been operating on the basis that no registrations or licenses are required of us under laws applicable to loan brokers, small lenders and loan arrangers, and other similar laws. We will continue to review state registration and licensing requirements that may become applicable to us in the future, in view of the expansion of the scope of the services we provide, our plans for future activities and the time that has elapsed since our prior review. As a result of this continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which registration or licensing is required, we will proceed with registration or licensing in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with registration or licensing in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

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

The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensing because, as a provider, of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate, as well as GATE loans we support, include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination.

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

The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. For example, the enactment in October 2006 of 10 U.S.C. section 987 (“Limitations on Terms of Consumer Credit Extended to Service Members and Dependents”) imposed extensive new disclosure requirements on all consumer loans made to service members and their dependents other than mortgages and personal property finance. Proposed regulations recently issued by the Department of Defense would limit application of the Act to loans that have repayment terms of less than 91 days, are made in amounts of less than $2,000 and have certain additional terms. If the proposed regulations are not adopted, we could incur substantial additional expense complying with the requirements of the Act, and may be required to create new types of products for persons covered by the Act. The requirements of the Act become effective October 1, 2007. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices. Proposed legislation governing the marketing of student loans could impose material additional costs on our operations and restrict the marketing practices of our clients. Investigations relating to the role of schools in the marketing of both federal and private student loans may affect the ability of some of our clients to market loans through schools. Recent or future changes in federal and state bankruptcy and debtor relief laws may increase credit losses on the loans held by securitization trusts and related administrative expenses. Violations of the laws or regulations governing our operations, or the operations of TERI or our other clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer, the loans that we securitize would be subject to individual state consumer protection laws.

We provide financial and educational institutions, as well as other organizations, with an integrated suite of services in support of private student loan programs. All of the lenders with which we work are federally-insured banks and credit unions and, therefore, are not subject to many state consumer protection laws, including limitations on certain interest rates, fees and other charges. In providing our private student loan service to our clients, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we securitize are regulated in accordance with the laws and regulations applicable to the lenders.

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

Additional state consumer protection laws would be applicable to the loans we facilitate if we, or any third-party loan marketer whose activities we coordinate, were re-characterized as a lender, and the loans (or the provisions governing interest rates, fees and other charges) could be unenforceable. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending. However, such actions could have a material adverse effect on our business.

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of May 4, 2007, we had 93,684,825 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Recent Sales of Unregistered Securities

None.

(b)   Use of Proceeds from Registered Securities

In our initial public offering or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through March 31, 2007, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

(c)   Issuer Purchases of Equity Securities

On September 29, 2005, we announced a repurchase program of up to 7,500,000 shares of our common stock. We did not repurchase any shares of common stock pursuant to this program during the three months ended March 31, 2007. Through March 31, 2007, we repurchased an aggregate of 3,956,700 shares under this program at an average price paid per share, excluding commissions, of $19.91. As of March 31, 2007, 3,543,300 shares of our common stock may yet be purchased under this program, which does not have a fixed expiration date. From April 1, 2007 through May 4, 2007, we repurchased 956,200 shares of common stock at an average purchase price per share, excluding commissions, of $35.58. On April 24, 2007, we announced a repurchase program of up to 10,000,000 shares of our common stock. The 10,000,000 shares now authorized for repurchase includes 3,393,300 shares available for repurchase as of April 25, 2007 under the previously authorized repurchase program.

Item 5—Other Information

On May 8, 2007, we entered into a letter agreement with Stephen E. Anbinder extending to December 31, 2007 the term of his Consulting Period, as defined in the letter agreement dated June 22, 2006 between Mr. Anbinder and us (the “Original Agreement”).

For a summary of the terms of the Original Agreement, we refer you to our current report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

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

THE FIRST MARBLEHEAD CORPORATION
Date: May 10, 2007	By:	/s/ JACK L. KOPNISKY
Jack L. Kopnisky
Chief Executive Officer, President & Chief Operating Officer
(Duly authorized officer)
Date: May 10, 2007	By:	/s/ JOHN A. HUPALO
John A. Hupalo
Senior Executive Vice President and Chief Financial Officer
(Principal financial officer)
Date: May 10, 2007	By:	/s/ KENNETH S. KLIPPER
Kenneth S. Klipper
Senior Vice President, Treasurer and Chief Accounting Officer
(Principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter agreement between the registrant and Stephen E. Anbinder, dated May 8, 2007
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.