Form 10-K
period 2007-06-30
FIRST MARBLEHEAD CORP
filed 2007-08-28
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $3,171,000,000 based on the last reported sale price of the common stock on the New York Stock Exchange on December 30, 2006.

Number of shares of the registrant’s class of common stock outstanding as of July 31, 2007: 93,405,267

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2007. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers” and “Code of Ethics” in Part I of this report) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2007

FIRST MARBLEHEAD and ASTRIVE are either registered trademarks or trademarks of The First Marblehead Corporation. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

All share and per share information in this annual report give effect to a three-for-two stock split of our common stock which was effected in the form of a stock dividend in December 2006.

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, market position, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors, which may cause actual results, levels of activity, performance or the timing of events to be materially different than those exposed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include our “critical accounting estimates” described in Item 7 of Part II of this annual report, and the factors set forth under the caption “Risk Factors” in Item 1A of Part I of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to August 28, 2007.

PART I

Item 1.                        Business

We use the terms “First Marblehead,” “we,” “us” and “our” in this annual report to refer to the business of The First Marblehead Corporation and its subsidiaries.

Overview

The First Marblehead Corporation provides outsourcing services for private education lending in the United States. We help meet the growing demand for private education loans by providing national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, with an integrated suite of design, implementation and securitization services for student loan programs. Using our services, our clients can offer borrowers access to competitive, customized student loan products. We receive fees for the services we provide in connection with processing and securitizing our clients’ loans. We focus primarily on loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on the primary and secondary school market. Private education loans are not guaranteed by the U.S. government and are funded by private sector lenders. They are intended to be used by borrowers who have first considered other sources of education funding, including the federally guaranteed loan programs, grants and other aid.

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

The following table presents certain financial and operating information for the fiscal years ended June 30, 2007, 2006 and 2005. For additional information about our financial performance for each of the last three fiscal years, including our total assets, we refer you to the audited consolidated financial statements and accompanying notes attached as Appendix A to this annual report.

	Fiscal year ended June 30,
	2007	2006	2005
	(dollars in thousands)
Total revenues	$880,704	$569,035	$421,265
Net income	$371,331	$235,960	$159,665
Approximate student loan applications processed	1,325,000	938,000	876,000
Approximate number of schools with loans facilitated	5,800	5,600	5,300
Principal amount of student loans facilitated	$4,292,528	$3,362,565	$2,662,106
Principal amount of student loans facilitated that were also available to us for securitization	$3,873,048	$2,920,048	$2,179,524
Principal and accrued interest balance of student loans securitized	$3,750,043	$2,762,368	$2,262,493
Principal balance of student loans facilitated and available to us at year end for later securitization	$831,912	$663,800	$385,804

We have provided structural advisory and other services for 36 securitization transactions since our formation in 1991. We facilitated five securitizations in fiscal 2007, four securitizations in fiscal 2006 and five securitizations in fiscal 2005.

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

Set forth below is a chart outlining the series of processes in the private student loan lifecycle:

Program Design and Marketing

Lenders, education loan marketers and educational institutions face an array of choices in attempting to satisfy their strategic and financial goals, as well as the needs of student borrowers. If an organization decides to initiate a loan program, it typically needs to make significant investments in staffing and infrastructure in order to support the program. In designing loan programs, the factors that these organizations generally consider include:

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

•       asset financing or loan disposition alternatives; and

•       legal compliance with numerous federal laws and regulations, including but not limited to the Truth-in-Lending Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Federal Trade Commission, or FTC, Act, the FTC Telemarketing Sales Rule, and numerous state laws that replicate and, in some cases, expand upon the requirements of federal laws.

In creating their loan marketing programs, institutions face choices in the channels and media available to them to reach potential student borrowers, including financial aid offices, online advertising, direct mail campaigns, e-mail campaigns, telemarketing, and print, radio and television advertising.

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

If the applicant satisfies the loan program criteria, the loan provider then prepares a legal instrument, known as a credit agreement, reflecting the terms and conditions under which the loan will be made. If the borrower signs and returns the credit agreement, the loan provider either (a) contacts the school to confirm the student’s enrollment status and financial need and then disburses funds either to the borrower or, more commonly, directly to the school, or (b) receives evidence of the borrower’s enrollment directly from the student, and disburses funds to the borrower.

Loan Securitization

Although some lenders originate loans and then hold them for the life of the loan, many lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans are typically purchased by other financial institutions, which add them to an existing portfolio, or by entities that serve to warehouse the loans for some period of time, pending eventual securitization. Securitization provides several benefits to lenders and has developed into a diverse, flexible funding mechanism, well-suited to the financing of student loan pools. According to industry sources, the new issuance volume of student loan-backed securities totaled approximately $86 billion in 2006, $74 billion in 2005 and $60 billion in 2004. These balances include both federally guaranteed and private student loans. Securitization enables lenders to sell potentially otherwise illiquid assets in both the public and private securities markets, and can help lenders manage concentration risk and meet applicable regulatory capital adequacy requirements.

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

Our Service Offerings

We offer prospective clients the opportunity to outsource all of the key components of their loan programs to us by providing a full complement of services, including program design, application processing, underwriting, loan documentation and disbursement, technical support, customer support and facilitation of loan securitization. This approach enables our clients to focus their efforts on the initial marketing of their programs, for which we also offer marketing coordination services.

We primarily offer services in connection with private label loan products offered through two marketing channels:

•       “direct to consumer,” which are programs marketed directly to prospective student borrowers and their families by:

•        lenders; and

•        third parties that are not themselves lenders but which market loans on behalf of the lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund these loans as program lenders; and

•       “school channel,” which are programs marketed directly to educational institutions by:

•        lenders; and

•        education loan marketers on behalf of program lenders.

Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to The Education Resources Institute, Inc., or TERI, in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at cost in the case of processing TERI-guaranteed loans and marketing coordination services, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the loans that they do not intend to hold, and we receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn structural advisory fees and residuals from facilitating securitizations of private label loans. We may in the future enter into arrangements with private label lenders under which we provide outsourcing services but do not have the exclusive right to securitize the loans that they originate. We also receive fees as the administrator of the trusts that have purchased the private label loans, and in this capacity monitor the performance of the loan servicers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The primary driver of our results of operations and financial condition is the volume of loans for which we provide outsourcing services from loan origination through securitization. The volume of loans for which we structured securitizations increased to approximately $3.8 billion in fiscal 2007 from approximately $2.8 billion in fiscal 2006 and approximately $2.3 billion in fiscal 2005.

Program Design and Marketing Coordination

We help our clients design their private loan programs. Our loan program design approach begins with a standard set of pricing options, legal agreements and third-party relationships that we can then customize for our clients in order to satisfy their particular needs. In addition, we assist certain clients with the design and execution of their marketing programs.

Program Design

We have developed strong relationships with lenders and other organizations through active marketing by our field sales force and business development executives. Our private label clients are typically lenders or educational loan marketers that desire to supplement their existing federal loan or other consumer lending programs with a private loan offering. Increasingly, these lenders or marketers are responding to competitive pressures to offer private loan programs. They are attracted to an opportunity to extend their existing brand in the federal loan or consumer lending marketplace to the private student loan marketplace.

Beyond federal student loan lenders, our approach is flexible enough to facilitate private student loan programs for a range of clients, who, in turn, serve a variety of consumers. We believe a private label opportunity exists with any business, union, affinity group or other organization that has employees, customers, members or other constituencies who are concerned about education costs. We can assist such organizations in partnering with a lender and in designing a program that provides tangible benefits to their constituencies, while simultaneously generating additional revenue. Regardless of whether the client is a commercial bank, marketing company, affinity organization or a large corporation, we can contribute our specialized knowledge, experience and capabilities to assist these entities in the development of a private loan program to meet their needs, while minimizing their resource commitment and exposure to credit risk.

One of the key components of our private label programs is the opportunity for our lender clients to mitigate their credit risk through a loan repayment guarantee by TERI. TERI guarantees repayment of the borrowers’ loan principal, together with capitalized and/or accrued interest on defaulted loans. For additional information on TERI, see “—Relationship with The Education Resources Institute.” If the lender disposes of the loan in a securitization, this guarantee remains in place and serves to enhance the terms on which asset-backed securities are offered to investors.

Private label clients fall into two categories:

•       Make and sell. In this category, lenders select credit criteria and loan terms tailored to meet their needs and then outsource to us all operating aspects of loan origination and customer support, and typically hold the loans on their balance sheets for some limited period of time. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. In the case of clients that do not desire, or do not have the ability, to fund the loans initially, we arrange for them to work with a program lender in marketing their programs to customers. In both cases, after the holding period, we will facilitate a securitization to enable lenders to dispose of the loans, from which we generate structural advisory fees and residuals. See “—Securitization.”

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

The following table presents information regarding the aggregate principal and accrued interest balance of private label loans that we processed during the fiscal years ended June 30, 2007, 2006 and 2005:

	Fiscal year ended June 30,
	2007	2006	2005
	(dollars in billions)
Approximate “make and sell” volume processed	$3.8	$2.8	$2.1
Approximate “make and hold” volume processed	0.4	0.4	0.5
Approximate total volume processed	$4.2	$3.2	$2.6

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

Our marketing services group also coordinates marketing for our proprietary loan programs, including the Astrive Student Loan Program, which provides valuable insights with regard to product features and the effectiveness of various marketing channels and tactics. These assessments enable us to further serve our clients. Charter One Bank, N.A. serves as a lender for our proprietary loan programs. In addition, on November 30, 2006, we completed the acquisition of Union Federal Savings Bank, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and, as of April 2007, our proprietary private student loans. Union Federal had total assets of approximately $41 million as of the acquisition date. The financial results of Union Federal subsequent to the acquisition date are included in our financial statements for the fiscal year ended June 30, 2007.

Borrower Inquiry and Application

We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, which we use to provide loan application services for our private label programs. We enable borrowers to submit applications by web, telephone, facsimile or mail. In fiscal 2007, we received via the Internet approximately 62% of the approximately 1,305,000 private label loan applications that we processed. In fiscal 2006, we received via the Internet approximately 58% of the approximately 914,000 private label loan applications that we processed. In fiscal 2005, we received via the Internet approximately 64% of the approximately 849,000 private label loan applications that we processed. We have designed our online systems to be E-sign compliant for delivery of consumer disclosures, and we have implemented electronic signature capabilities.

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

To help applicants through the loan application process, we have an internal customer service department comprised of 145 full-time employees. We supplement our internal department with contract customer service employees and outsourced customer service representatives. Our internal customer service department is divided into five areas:

•       Inbound and Outbound Customer Service, which provides end-to-end service and support for borrower inquiries throughout the application process;

•       Customer Resource Group, which provides specially trained credit analysts for borrower support on advanced needs loan processing and issue resolution;

•       Customer Support Services, which provides dedicated account representatives trained to support our lender and marketer clients;

•       Priority Services, which provides specially trained representatives to support schools; and

•       Telesales, which provides inbound application-capture services.

The performance of each customer service area is monitored closely and detailed performance metrics, such as abandonment rates and service levels, are tracked daily. We use outsourced customer service representatives primarily to support our inbound application-capture services and inbound status-related inquiries.

Loan Origination and Disbursement

For our private label loan programs, once a loan application is approved, we generate a credit agreement, a legal contract between the borrower and lender which contains the terms and conditions of the loan, for the borrower based on one of over 1,200 lender and product specific templates. For those lenders and borrowers that prefer electronic document delivery, an automated email is sent to the borrower, which contains a navigation link to prompt the borrower to access a secure website to retrieve the credit agreement and certain regulatory disclosures. The credit agreement can be viewed, downloaded and printed by the borrower and faxed or mailed back to us. For those borrowers that prefer paper documentation, we print and mail a pre-filled credit agreement to the borrower for him or her to sign and return to us by mail. Approximately 86% of approved applicants during fiscal 2007, 79% of approved applicants during fiscal 2006 and 72% of approved applicants during fiscal 2005 requested on their application that the credit agreement we generated be made available electronically.

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

Together with TERI, we collaborate with our clients to comply with applicable laws and regulations in loan documentation, disclosure and processing. TERI assumes, and delegates to us, responsibility for compliance with federal and Massachusetts law regarding loan documentation and disclosure. We, in turn, work with lenders to prepare lender specific note templates. We maintain and utilize these templates, which reflect applicable legal requirements and lender preferences. We also deliver each lender’s privacy policy and prepare and deliver truth-in-lending and various state law disclosures to borrowers.

We monitor developments in state and federal requirements for loan processing and implement changes to our systems and processes based on our analysis and input we receive from lenders and industry groups. For example, we designed and made available to lenders a customer identification program in connection with our private label loans. This program was designed to meet USA Patriot Act requirements that lenders gather identifying data, verify applicant identity and maintain records of the process. The requirements present a challenge for lenders whose borrowers apply for loans using an Internet based system, telephone or mail. We have also completed similar process improvements in the area of secure access to pending loan information, in order to comply with federal privacy and state identity theft laws. Contractual liability for identification of state law process requirements rests with the lenders, unless TERI or we undertake to comply with a particular requirement.

For our private label loan programs, once we obtain all applicant data, including the signed credit agreement, evidence of enrollment and any income verification, we disburse the loan funds on behalf of TERI, with funds made available to TERI by the lenders. Depending on the loan program and type of disbursement, funds are either sent to the borrower, directly to the school or to a central disbursing agent such as New York Higher Education Services Corporation or ELM Resources, which then pass the funds along to the school. We receive fees from TERI, which consist of reimbursement of expenses that we incur relating to loan processing services that we perform on behalf of TERI. These fees are recognized as services are performed.

Securitization

In addition to providing loan program design, marketing coordination, application and origination services, we also serve as an intermediary between our clients and the capital markets. We form bankruptcy remote, qualified special purpose statutory trusts to purchase private label loans from the originating lenders. The proceeds from bonds issued by the trusts are used to purchase student loans, which are used as security for repayment of the bonds. The securitizations that we structure and administer provide our lender clients with the ability to limit or eliminate credit and interest rate risk, and generate liquidity for their private student loan programs. In addition to structural advisory and administrative and other fees, we are entitled to a residual interest in the securitization trusts as part of our compensation in connection with the securitizations.

We have been a leader in facilitating the securitization of private student loans, having structured and facilitated 36 securitizations consisting entirely of private student loans, more than any other entity. During calendar year 2006, the securitization trusts that we advised were, in the aggregate, the fourth largest issuer of student loan-backed securities. Our capital markets group has a history of innovation, having been the first to employ several of the structures and risk-reducing techniques in this sector that are in use today. We have securitized loan pools using various financing structures, including both public offerings registered with the Securities and Exchange Commission, or SEC, and private placements, and have utilized various asset-backed securities, including commercial paper, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior-subordinated and third-party credit enhanced debt. In connection with our “make and sell” private label programs, we generally enter into agreements with the originating lenders giving us the exclusive right to securitize their program loans.

The extensive database provided by our private label repayment statistics dating back to 1986 is another key to optimizing the financing of the student loan pools our clients generate. We use this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe the historical data and our use of standard consumer credit score-based risk assessment give added comfort to the rating agencies, insurance providers, underwriters and securities investors, resulting in a more cost-effective securitization.

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

•       Residuals. We also have the right to receive a portion of the residual interests that these trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations as well as the additional structural advisory fees above.

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

In recent years, we have derived a significant portion of our revenue and substantially all of our income from structuring securitizations on behalf of qualified special purpose entities. Revenues from new securitizations involving private label loan trusts represented 78% of our total revenue in fiscal 2007, 74% of our total revenue in fiscal 2006 and 75% of our total revenue in fiscal 2005. These securitization trusts purchased private student loans from several lenders, including JPMorgan Chase Bank, N.A. and Bank of America, N.A. Although we do not receive fees directly from these lender clients, structural advisory fees and residuals from securitizations of the private label loans of JPMorgan Chase Bank and Bank of America, represented approximately 29% and 15%, respectively, of our total revenue in fiscal 2007 and approximately 26% and 16%, respectively, of our total revenue in fiscal 2006. We structure and support private student loan programs for a number of companies that assist lenders such as Charter One Bank in marketing their programs to customers. Structural advisory fees and residuals from securitization of loans marketed under our proprietary brand, Astrive, and funded by Charter One Bank or our wholly owned subsidiary, Union Federal, represented approximately 12% of our total revenue for fiscal 2007, and approximately 4% of our total revenue for fiscal 2006.

Loan Servicing

There are currently seven loan servicers for newly originated TERI guaranteed loans, with the Pennsylvania Higher Education Assistance Agency, or PHEAA, servicing a majority of the loans we facilitate. The remaining clients opt either to outsource the servicing of their loans to organizations with which they have existing relationships or service their loans using affiliated servicers. For securitized loans, these servicing agreements, which typically extend over the life of the loan pool, are assigned to the purchasing trust.

As administrator of the trusts that have purchased private label loans, we monitor the performance of the loan servicers. In this capacity, we confirm compliance with servicing guidelines and review default prevention and collection activities. We receive administrative fees from the trusts ranging from 5 to 20 basis points per year of the student loan balance in the trust for daily management of the trusts and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization.

During the first 60 days of any loan delinquency, the servicer performs collection activities in accordance with contractual requirements outlined in the servicing guidelines of the loan program. These guidelines establish certain required collection activities, such as attempted telephone contacts to borrowers and co-borrowers within prescribed delinquency intervals, as well as requirements for the mailing of delinquency notices and skip trace activities for borrowers whose addresses have changed.

Once the loan has been delinquent for 60 days, we provide pre-claims assistance. We assign delinquent accounts to one of several external collection agencies, which work to cure the account by bringing it current. During this period, the servicer remains responsible for invoicing and posting payments. We monitor these external collection agencies that perform pre-claims default prevention activities and share their performance with their peers. Our strategy is to award the highest percentage of new accounts to the agency whose performance has been strongest in the prior period. In addition to this incentive, we provide performance bonuses to agencies performing above established performance expectations for cure rates. If a delinquent loan becomes less than 60 days past due, collection efforts are returned to the servicer for routine processing.

Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full.

Relationship with The Education Resources Institute

TERI is the nation’s oldest and largest guarantor of private student loans. As a not-for-profit corporation, TERI’s main operating purpose is to provide students with access to educational opportunities through educational finance and counseling services. To help accomplish this, TERI offers guarantee products for student loan programs pursuant to which TERI agrees to reimburse lenders for all unpaid principal and interest on their defaulted student loans, in exchange for a fee based on the loan type and risk profile of the borrower. Since its inception in 1985, TERI has guaranteed approximately $17.7 billion of private education loans for students at more than 6,800 schools nationally and internationally.

In 2001, we acquired TERI’s historical database and loan processing operations, but not its investment assets or guarantee liabilities. We issued promissory notes totaling $7.9 million and paid approximately $1.0 million in cash to TERI in connection with the transaction. TERI remains, however, an independent, private, not-for-profit organization with its own management and board of directors.

In connection with the transaction, we entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These include a master servicing agreement, a database purchase and supplementation agreement and a master loan guaranty agreement. In October 2004, we renewed our agreements with TERI, in each case for an additional term through June 2011. Pursuant to the master servicing agreement, TERI engages us to provide loan origination, pre-claims, claims and default management services. Under TERI’s agreements with lenders, lenders delegate their loan origination functions to TERI, and TERI has the right to subcontract these functions. Pursuant to the database purchase and supplementation agreement, TERI provides updated information to us about the performance of the student loans it has guaranteed, so that we can continue to supplement and enhance our database.

Under the terms of the master loan guaranty agreement, we agreed to provide a beneficial interest for TERI of 25% of the residual value of TERI-guaranteed program loans owned by the securitization trusts that purchase the loans, and a right of first refusal to guarantee our private label clients’ existing and future loan programs. The master loan guaranty agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed in a segregated reserve account which is held as collateral to secure TERI’s obligation to purchase defaulted student loan principal and interest. This account is held by a third-party financial institution for the benefit of the program lender until the student loans are securitized, at which point the account is pledged to the securitization trust that purchases the loans. The master loan guaranty agreement, as implemented through guaranty agreements with individual lenders, entitles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged account.

In October 2005, we entered into a supplement to the master loan guaranty agreement for securitizations of TERI-guaranteed loans during fiscal 2006. In accordance with the 2005 supplement, the administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 was 240 basis points multiplied by the principal balance of the loans originated and securitized. For securitizations completed during fiscal 2006, TERI’s ownership of the residual value of the TERI-guaranteed loans securitized ranged from 12 to 15 percent.

In August 2006, we entered into a supplement to the master loan guaranty agreement that provided as follows:

•       For each securitization closing between August 1, 2006 and June 30, 2007, TERI would be entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 could have ranged from 150 basis points to 240 basis points, at TERI’s election and subject to the parameters of each securitization trust. We agreed to attempt in good faith to structure our securitization transactions to accommodate TERI’s election.

•       For each securitization for which TERI elected to adjust the administrative fee, we made a corresponding adjustment to our relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elected to increase the amount of its administrative fee above 150 basis points, such an adjustment resulted in an increase in our ownership percentage and a decrease in the ownership interest of TERI, by a percentage that resulted in an equivalent dollar reduction in the fair value of TERI’s residual ownership interest at the time of the securitization.

TERI received administrative fees ranging from 175 basis points to 221 basis points for the securitization transactions we completed in fiscal 2007. We expect to allow TERI to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters for the securitization transaction we plan to complete in the first quarter of fiscal 2008.

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

Processing fees from TERI represented approximately 15% of our total revenue during fiscal 2007, 19% of our total revenue during fiscal 2006 and 19% of our total revenue during fiscal 2005.

Competition

The private student loan industry is highly competitive with dozens of active participants. We derive a substantial portion of our revenue from providing to lenders outsourced services for their private student loan programs. Private student loan originators include large financial institutions and their affiliates, such as JPMorgan Chase Bank, Citigroup, Charter One Bank, Bank of America, Wells Fargo & Company and KeyCorp, as well as specialized educational finance providers including SLM Corporation, which is also known as Sallie Mae, and Access Group, Inc. Some of these loan originators are currently our clients, although we generally do not have long-term contracts with our clients.

To the extent that lenders possess or choose now or in the future to develop an internal capability to provide any of the services that we currently provide, they would compete directly with us. On April 16, 2007, an investor group that included Bank of America and JPMorgan Chase Bank, our two largest lender clients, announced that they signed a definitive agreement to purchase Sallie Mae. Further consolidation could result in a loss of business if one or more of our clients were acquired by, or acquired, a competitor or a lender that is not our client, or could result in the emergence of a new competitor with the ability to offer outsourced services, including securitization services, for private student loans.

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

We coordinate a range of services in connection with private loan programs, including program design, application processing, credit underwriting, customer service, loan documentation, disbursement, technical support, legal and compliance support and advisory services in connection with loan marketing and financing. We differentiate ourselves from other service providers as a result of the range of services we can provide our clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of three principal competitors, Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. In addition, our clients retain PHEAA as the loan servicer for a significant portion of the loans that serve as collateral in the securitization transactions that we facilitate. If PHEAA expands its service offerings to cover some or all of the services that we facilitate, it could become our competitor.

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

•       automated preparation and secure electronic delivery of loan documents, including credit agreement and legal disclosures;

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

Trademarks

First Marblehead owns the following federally registered trademarks: FIRST MARBLEHEAD, prepGATE and National Collegiate Trust. The federal registrations for our registered trademarks expire at various times between 2007 and 2016, but the registrations may be renewed for additional 10-year terms provided that First Marblehead continues to use the trademarks. ASTRIVE is also our common law trademark. A federal trademark application to register this trademark is pending with the U.S. Patent and Trademark Office. In addition, we have filed federal trademark applications with respect to existing or planned uses of the marks ME MONEY, EDUCATION FOR LIFE, IGNITE, LAUREL COLLEGIATE LOANS and MONTICELLO STUDENT LOANS.

Student Loan Market Seasonality

Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, we process the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. We also tend to process increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the amount of processing fees from TERI that we earn in a particular quarter. It may also influence the size and timing of our securitization transactions, which affects our revenue and profitability.

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

•       regulation of loan collection and servicing; and

•       regulation of marketing practices.

Failure to conform to any of these statutes or regulations may result in civil and/or criminal fines, and may affect the enforceability of the underlying consumer loan assets.

Although we are subject to certain state and federal consumer protection laws, we believe our operations currently do not require us to be licensed or registered with any regulatory body outside the Commonwealth of Massachusetts, other than the federal Office of Thrift Supervision of the United States Department of Treasury, or OTS. While we believe that our prior consultations with regulatory counsel and, in some cases, local counsel identified all material licensing, registration and other regulatory requirements that could be applicable to us, we will continue to review state licensing, registration and other regulatory requirements that may become applicable to us, based upon the expansion of the scope of the services we provide and the time that has elapsed since our prior review.

All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that our business of providing consumer loan origination and underwriting under contract to TERI was exempt from licensing under the Massachusetts Small Loan Act. The Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensure because, as a provider of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public.

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

While our licensing requirements are currently limited, the consumer assets with which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we facilitate currently involve sales by FDIC-insured financial institutions and other parties which represent and warrant that the assets in question have been originated in compliance with all applicable law and are valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts benefit from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets. Thus, our residual interest in securitizations is buffered from regulatory risk to the extent that lenders, TERI and servicing providers stand behind the legal compliance of their activities. TERI may nonetheless have recourse to us to the extent that a regulatory failure in loan origination by us breaches the standards of care under the master servicing agreement between TERI and us.

The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into school channel marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. We are not aware of any judgments or consent decrees entered into by any of our lender or marketer clients with respect to any of the loan products we coordinate. However, state and federal regulatory authorities have sought information from some of our clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations.

The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, proposed legislation in the United States Senate and The Student Loan Sunshine Act already passed by the U.S. House of Representatives would impose significant additional disclosure and processing burdens on our loan origination operations. Other proposals which have not yet passed in either house of Congress, would reduce protection of the loans we securitize in bankruptcy proceedings.

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

Employees

At June 30, 2007, we had 1,028 full-time employees and 14 part-time employees as follows:

Department	Full-time	Part-time
Loan Origination	187	4
Information Technology	186	0
Administration and Support Functions	174	4
Customer Service	145	1
Corporate Planning and Implementation Support	128	3
Business Development	55	0
Collections and Default Management	39	1
Operations	36	0
Marketing Coordination	26	0
Trust Administration	21	0
Capital Markets	16	0
Union Federal Savings Bank	15	1
Total	1,028	14

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

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of June 30, 2007.

Name	Age	Position
Jack L. Kopnisky	51	Chief Executive Officer, President, Chief Operating Officer and Director
Peter B. Tarr	56	Chairman of the Board of Directors and General Counsel
John A. Hupalo	47	Senior Executive Vice President and Chief Financial Officer
Anne P. Bowen	55	Executive Vice President, Chief Administrative Officer
Andrew J. Hawley	43	Executive Vice President, President of First Marblehead Education Resources, Inc.
Greg D. Johnson	44	Executive Vice President, Chief Marketing Officer
Sandra M. Stark	48	Executive Vice President, Business Development
Kenneth S. Klipper	48	Senior Vice President, Treasurer and Chief Accounting Officer

Set forth below is certain information regarding the business experience of each of the above-named persons.

Jack L. Kopnisky has served as our Chief Executive Officer, President and Chief Operating Officer since September 2005 and as a Director since November 2006. Prior to joining First Marblehead, Mr. Kopnisky served as the President of the Consumer Banking Group at KeyCorp, a financial services firm, where he was responsible for Retail Banking, Business Banking, Consumer Finance and Community Development from June 2000 to August 2005. During those years, Mr. Kopnisky served as Chief Executive Officer and President of KeyBank USA’s Consumer Finance Business, which included Auto, Student, Mortgage, Recreational and Home Equity Lending. Mr. Kopnisky received a B.A. in Economics and Business Administration from Grove City College.

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

John A. Hupalo has served as our Senior Executive Vice President and Chief Financial Officer since November 2006 and as Group Head, Capital Markets since March 2003. Mr. Hupalo served as Executive Vice President from March 2003 to November 2006. From March 1999 to March 2003, Mr. Hupalo served as a Managing Director in the Education Loan Group of UBS Paine Webber, a diversified financial institution. From 1991 to 1999, Mr. Hupalo served as a Director in the Education Loan Group of Salomon Smith Barney, an investment bank. From 1987 to 1991, Mr. Hupalo served in a similar group at Manufacturers Hanover Securities Corporation. Prior to entering the field of investment banking, Mr. Hupalo worked for a Member of the U.S. Congress and the National Association of Manufacturers.

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

Andrew J. Hawley has served as our Executive Vice President and President of First Marblehead Education Resources, Inc. since May 2004. From 1994 to April 2004, Mr. Hawley held positions with Pittiglio, Rabin, Todd & McGrath, a management consulting firm, where he consulted with U.S. companies on operations improvements, growth strategies and organized restructuring, most recently serving as a Lead Director. From 1989 to 1992, Mr. Hawley held several positions with Cambridge Strategic Management Group, a strategic consulting firm, with a focus on growth strategies for international companies in Asia, Latin America and Europe. Mr. Hawley received an A.B. from Harvard College and an M.B.A. from Boston College.

Greg D. Johnson has served as our Executive Vice President, Chief Marketing Officer since January 2007. From September 2003 to January 2007, Mr. Johnson held positions with Arnold Worldwide, an advertising agency, where he was an executive vice president and director of Arnold One, Arnold’s interactive and direct marketing division. From April 2000 to September 2003, Mr. Johnson was a founder and managing principal of a management consulting firm, Epoch Strategy, and from 1999 to 2000, a principal of DiaLogos. From 1996 to 1999, Mr. Johnson held leadership positions with the company now known as Digitas. Mr. Johnson began his career in research and analytics with Epsilon and the Gillette Company. Mr. Johnson is a graduate of Babson College.

Sandra M. Stark has served as our Executive Vice President, Business Development since December 2005. Prior to joining First Marblehead, Ms. Stark was President of The Masix Group, a consulting firm she founded in 2004 focused on helping mid-size companies develop and execute growth strategies, and was Senior Executive with the Riverside Company, a private equity firm focused on middle market companies. From 1999 to 2004, Ms. Stark served in a variety of positions with Baldwin-Wallace College, most recently as the Director of the Entrepreneurship Center. From 1978 to 1999, Ms. Stark held a variety of leadership positions at KeyCorp, a financial services firm, in both the retail and Small Business areas. Most recently she served as Vice Chairman of the Small Business Services Group, where she developed and implemented Key’s national small business strategy. Ms. Stark received a B.A. in Business and an M.B.A. from Baldwin-Wallace College.

Kenneth S. Klipper has served as our Treasurer and Chief Accounting Officer since November 2006 and as Senior Vice President, Finance since March 2005. From January 2003 to March 2005, Mr. Klipper served as the Chief Executive Officer of BrownCo., an online brokerage firm owned by JPMorgan at the time. From May 2002 to January 2003, Mr. Klipper served as the Chief Financial Officer of Park Street Capital, a private equity firm. From January 2000 to April 2002, Mr. Klipper served as the Chief Financial Officer of Tucker Anthony Sutro, Inc., a publicly traded securities brokerage firm. Prior to joining Tucker Anthony, Mr. Klipper served for five years as both the Chief Financial Officer and Controller for the securities brokerage unit of Fidelity Investments, and he held positions with KPMG LLP, a registered public accounting firm, for eleven years. Mr. Klipper received a B.S. degree from the University of Richmond and is a Certified Public Accountant.

Code of Ethics

We have adopted a code of conduct that applies to our employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons serving similar functions. We have also adopted a statement of business ethics that applies to our directors. We will provide a copy of our code of conduct and statement of business ethics for our board of directors to any person without charge, upon written request to: Corporate Secretary, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199. Our code of conduct and statement of business ethics for our board of directors, as well as our corporate governance guidelines and the charters of the standing committees of our board of directors, are posted on our website at www.firstmarblehead.com, and each of these documents is available in print to any stockholder who submits a written request to our corporate secretary. On April 24, 2007, our board of directors amended our code of conduct to revise our policy with regard to gifts and gratuities. Specifically, the board amended the definition of “items of insignificant value” to mean items of less than $50 from any party in any calendar year. Previously, the policy defined “items of insignificant value” to mean items of less than $250. If we amend our code of conduct in the future or grant a waiver under our code of conduct to an officer or anyone functioning as our principal accounting officer, we intend to post information about such amendment or waiver on our website.

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

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this report, we have provided structural advisory and other services for 36 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 78% of our total revenue for fiscal 2007, 74% of our total revenue for fiscal 2006 and 75% of our total revenue for fiscal 2005. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

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

We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected credit losses from the underlying securitized loan portfolio, net of recoveries. If the actual performance of some or all of the securitization trusts varies from the key assumptions we use, the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. During the third quarter of fiscal 2007, we altered certain key assumptions which could negatively impact future securitization yields. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.” In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

Our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders.

The timing of our securitization activities and size and structure of our securitization transactions will greatly affect our quarterly financial results.

Our quarterly revenue, operating results and profitability have varied and may continue to vary significantly on a quarterly basis. In fiscal 2007, we recognized 35%, 22%, 20% and 23% of our total revenue in the respective fiscal quarters of fiscal 2007. We facilitated one securitization in the first, second and third quarters, and two securitizations in the fourth quarter. Our quarterly revenue varied primarily because of the size of the securitizations that we structured. Variations in the size or structure of each securitization transaction, as well as the composition of the loan pools being securitized, will continue to result in variability of our operating results on a quarterly basis, even if we complete securitizations each quarter. The timing, size and structure of our planned securitization activities may be affected by the seasonality of student loan applications and loan originations, conditions in the asset-backed securities market, as well as the other factors that could adversely affect our securitization activities. Recent volatility in the asset-backed securities market could effect the timing, size, structure or profitability of future capital markets transactions, including any capital markets transaction that we plan to facilitate in the first quarter of fiscal 2008. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2007, we processed 39% of our total loan facilitation volume in the first quarter ended September 2006, and 18%, 24% and 19% of our total loan facilitation volume in the respective successive quarters.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” included in this annual report. Some of the accounting rules relevant to this issue are in the process of being amended. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected.

If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank and Bank of America. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank loans represented approximately 29% of our total revenue for fiscal 2007 and approximately 26% of our total revenue for fiscal 2006. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 15% of total revenue for fiscal 2007 and approximately 16% of total revenue for fiscal 2006. We also structure and support private student loan programs for companies that assist lenders such as Charter One Bank in marketing their programs to customers. Structural advisory fees and residuals from securitization of loans marketed under our proprietary brand, Astrive, and funded by Charter One Bank, or our wholly owned subsidiary Union Federal, represented approximately 12% of our total revenue for fiscal 2007 and approximately 4% of our total revenue for fiscal 2006.

We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which Charter One Bank serves as a program lender are generally scheduled to terminate in April 2008. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans expires on June 30, 2008, provided that the agreement automatically renews for successive one-year terms after that date and can be terminated at any time upon 180 days notice. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts. In addition, under the terms of our lender clients’ guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. Under its master loan guaranty agreement with us, TERI may not propose a change to program guidelines without our consent. Similarly, under our agreements with lenders that have multi-year terms, the lender cannot change the program guidelines without our consent, which we cannot unreasonably withhold.

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

We assist national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, in structuring and supporting their private education loan programs. We receive fees for services we provide primarily in connection with the securitization of our clients’ loans. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than us to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of three principal competitors, Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

In addition, there has been significant consolidation within the banking and financial services industry. On April 16, 2007, an investor group that included Bank of America and JPMorgan Chase Bank, our two largest lender clients, announced that they signed a definitive agreement to purchase Sallie Mae. The investment in Sallie Mae by these lender clients could result in reduction or possible termination of future loan originations from these lenders. It may also impact our ability to negotiate favorable fees when negotiating future contracts with these lender clients. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

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

If our clients do not successfully market and originate student loans, our business will be adversely affected.

We provide outsourcing services to lenders, loan marketers and educational institutions, as well as businesses and other organizations, in structuring and supporting their private education loan programs. We rely on our clients to market and originate education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. In response to recent legislative initiatives, lenders may increasingly focus on the direct to consumer marketing channel, increasing competition within the channel for private student loans. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or a recently announced federal task force into the relationship between lenders and college financial aid officers could have a negative impact on the ability of our clients, and Union Federal, to market student loans.

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

In June 2001, we purchased the loan processing operations of TERI and entered into a series of agreements to govern future securitizations of TERI-guaranteed loans. TERI continues to provide private student loan guarantee, education information and counseling services for students, and is the exclusive third-party provider of borrower default guarantees for our clients’ private label loans. We have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $134.8 million, or 15% of total revenue, for fiscal 2007, and $106.1 million or 19% of total revenue, for fiscal 2006. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. As of June 30, 2007, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings which was reaffirmed on April 2, 2007. TERI also held a rating of A from Dominion Bond Rating Service as of June 30, 2007. If TERI’s ratings were downgraded, our clients may not wish to enter into guarantee arrangements with TERI, our upfront structural advisory fee yields could decline, or market conditions could dictate that we obtain additional credit enhancement for the asset-backed securitizations that we structure, the cost of which could result in lower revenues. In addition, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future. Finally, if TERI’s ratings were downgraded below the ratings TERI held in January 2003, or if a rating agency were to place a negative watch on TERI, our agreement with Bank of America relating to the purchase of direct-to-consumer loans could be terminated. In January 2003, TERI had a Baa3 counterparty rating from Moody’s Investors Service and an insurer financial strength rating of A from Fitch Ratings. If TERI experiences a material adverse financial change such as a reduction of its credit rating below investment grade, Bank of America could suspend the processing of new application for school channel loans. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of June 30, 2007, PHEAA serviced a majority of loans whose origination we support. This arrangement allows us to increase the volume of loans in our clients’ loan programs without incurring the overhead investment in servicing operations. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fees and residuals receivables. In addition, if our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. During February 2006, Congress passed, and the President signed, the Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 includes several changes to federal student loan programs. Although aggregate borrowing limits did not change, the Deficit Reduction Act of 2005 increased amounts that first and second year college students may borrow and makes Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 11% during fiscal 2007, 15% during fiscal 2006 and 13% during fiscal 2005 of our total loan facilitation volume. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent legislation, as well as future legislation, could weaken the demand for private student loans, or result in increased competition in the market for private student loans which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

Student loans typically carry floating interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding student loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. In particular, prepayments may increase during periods in which long-term interest rates, such as interest rates on mortgages, are lower than short-term interest rates, including rates on student loans. If the prepayment or default rates increase for the student loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivable, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

From our inception to June 30, 2007, our assets have grown to $1.2 billion. Our revenue increased to $880.7 million for fiscal 2007 from $569.0 million for fiscal 2006. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

Our new wholly owned subsidiary, Union Federal, may conduct business without regard to such state licensing laws and requirements, because it is chartered by the federal Office of Thrift Supervision, or OTS. Certain of our advertising and marketing coordination employees who focus on our proprietary brand loans have become employees of Union Federal, and will support those brands. To the extent that our engagement in marketing related activities becomes part of the business of Union Federal, the likelihood of assertion of state regulatory requirements affecting loan brokers, small lenders and credits services organizations will be reduced.

If the regulatory exemptions or rulings that allow us to conduct our business without registration or licensing are modified or revoked, or the statutory and regulatory requirements change in the future, our compliance costs could increase substantially.

The Massachusetts Division of Banks ruled that our business with TERI is not subject to licensing because, as a provider of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination.

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

The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. For example, the enactment in October 2006 of 10 U.S.C. section 987 (“Limitations on Terms of Consumer Credit Extended to Service Members and Dependents”) imposed extensive new disclosure requirements on all consumer loans made to military service members and their dependents other than mortgages and personal property finance. Proposed regulations recently issued by the Department of Defense would limit application of the Act to loans that have repayment terms of less than 91 days, are made in amounts of less than $2,000 and have certain additional terms. If the proposed regulations are not adopted, we could incur substantial additional expense complying with the requirements of the Act, and may be required to create new types of products for persons covered by the Act. The requirements of the Act become effective October 1, 2007. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into school channel marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. We are not aware of any judgments or consent decrees entered into by any of our lender or marketer clients with respect to any of the loan products we coordinate. However, state and federal regulatory authorities have sought information from some of our clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations.

The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, proposed legislation in the United States Senate and The Student Loan

Sunshine Act already passed by the U.S. House of Representatives would impose significant additional disclosure and processing burdens on our loan origination operations. Other proposals, which have not yet passed in either house of Congress, would reduce protection of the loans we securitize in bankruptcy proceedings.

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

We provide financial and educational institutions, as well as other organizations, with an integrated suite of services in support of private student loan programs. All of the lenders with which we work are federally-insured banks and credit unions and, therefore, are not subject to many state consumer protection laws, including limitations on certain interest rates, fees and other charges. In providing our private student loan services to our clients, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we securitize are regulated in accordance with the laws and regulations applicable to the lenders.

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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then-prevailing market price of our common stock. As of July 31, 2007, we had 93,405,267 shares of common stock outstanding. Subject to limitations under federal securities laws, including in some cases the volume limitations of Rule 144, these shares are eligible for sale in the public market. The market price of shares of our common stock may drop significantly if our existing stockholders sell a substantial number of shares. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We are subject to regulation as a savings and loan holding company, and Union Federal Savings Bank is regulated extensively.

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

There is a risk that we could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules will depend largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We have relatively limited experience with these regulations, and we could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have an adverse effect on our business, financial condition and operating results.

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

•       our directors may be removed only for cause by the affirmative vote of a majority of the directors present at a meeting duly held at which a quorum is present, or by the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•       we impose advance notice requirements for stockholder proposals.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices in Medford, Massachusetts and North Providence, Rhode Island. The following table summarizes information with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA (Boylston Street)	Headquarters	51,972	2014
Boston, MA (St. James Avenue)	Loan processing	133,971	2014
Medford, MA	Loan processing	136,496	2012
Providence, RI	Union Federal	13,064	2007

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

	High	Low	Cash Dividends
Fiscal 2007
First Quarter	$47.67	$29.07	$0.10
Second Quarter	55.25	40.75	0.12
Third Quarter	57.56	40.60	0.15
Fourth Quarter	45.70	30.62	0.25
Fiscal 2006
First Quarter	$24.25	$14.00	$0.08
Second Quarter	23.67	13.93	0.08
Third Quarter	33.33	20.96	0.08
Fourth Quarter	38.84	28.40	0.08

Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on July 26, 2007, we had 35 holders of record of our common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Performance Graph

The following graph compares the cumulative 44-month total return to stockholders of our common stock relative to the cumulative total returns of the Dow Jones U.S. Total Market index and the Dow Jones U.S. Financial Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on October 31, 2003, the effective date of our initial public offering, and its relative performance is tracked through June 30, 2007. In accordance with the rules of the SEC, cumulative total return data for our common stock is based on the closing sale price of our common stock on the New York Stock Exchange of $14.77 per share on October 31, 2003, rather than the initial public offering price of $10.67 per share.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among The First Marblehead Corporation, The Dow Jones U.S. Total Market Index
And The Dow Jones U.S. Financial Services Index

*                    $100 invested on 10/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

The information included under the heading “Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

Although we will continue to retain earnings for use in the operation and expansion of our business, we have returned cash to our stockholders through a regular quarterly cash dividend. We paid cash dividends in amounts between $0.08 and $0.25 per outstanding share of our common stock in each quarter of fiscal 2007 and 2006.

Although it is our current intention to pay quarterly cash dividends in fiscal 2008, any decision to pay future cash dividends will be made by our board of directors and will depend upon our earnings, financial condition, capital requirements and such other factors as the board of directors deems relevant.

Use of Proceeds from Sale of Registered Securities

In our initial public offering, or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through June 30, 2007, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

Issuer Purchases of Equity Securities

On April 24, 2007, our board of directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. Under a previous repurchase program, our board of directors authorized on September 29, 2005 the repurchase of up to an aggregate of 7,500,000 shares of our common stock. The 10,000,000 shares authorized for repurchase on April 24, 2007 included 3,393,300 shares available for repurchase under the previously authorized repurchase plan. The current repurchase program does not have a fixed expiration date.

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2007 to April 30, 2007	150,660	$33.62	150,000	10,000,000	(3)
May 1, 2007 to May 31, 2007	1,174,101	36.16	1,169,100	8,830,900
June 1, 2007 to June 30, 2007	897	38.77	—	8,830,900
	1,325,658		1,319,100

(1)          Total number of shares purchased includes shares forfeited by employees to satisfy statutory minimum tax withholding obligations as equity compensation awards vest.

(2)          Average price paid per share excludes commissions that we paid to the brokers that affected these repurchases.

(3)          Through April 24, 2007, we had repurchased an aggregate of 4,106,700 shares under the repurchase program authorized by our board of directors on September 29, 2005, at an average price paid per share, excluding commissions, of $20.41.

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

	Fiscal year ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Service revenues:
Up-front structural advisory fees	$457,352	$208,178	$168,166	$83,896	$33,312
Additional structural advisory fees:
From new securitizations	43,984	33,685	27,520	13,650	5,452
Trust updates	1,363	1,241	1,767	(351)	573
Total additional structural advisory fees	45,347	34,926	29,287	13,299	6,025
Residuals:
From new securitizations	182,744	177,309	121,187	57,935	27,498
Trust updates	29,548	28,239	17,593	6,960	2,529
Total residual revenues	212,292	205,548	138,780	64,895	30,027
Processing fees from TERI	134,845	106,072	78,200	35,056	20,577
Administrative and other fees	21,497	8,848	3,544	2,114	1,415
Total service revenues	871,333	563,572	417,977	199,260	91,356
Net interest income (expense)	9,371	5,463	3,288	73	(1,456)
Total revenues	880,704	569,035	421,265	199,333	89,900
Non-interest expenses:
Compensation and benefits	111,364	89,214	67,608	34,839	19,816
General and administrative expenses	141,591	98,593	76,568	35,693	16,071
Total non-interest expenses	252,955	187,807	144,176	70,532	35,887
Income from operations	627,749	381,228	277,089	128,801	54,013
Other	16	2,526	—	—	—
Income before income tax expense	627,765	383,754	277,089	128,801	54,013
Income tax expense	256,434	147,794	117,424	53,530	22,514
Net income	$371,331	$235,960	$159,665	$75,271	$31,499
Income Per Share Data:
Net income per common share:
Net income per share, basic	$3.94	$2.47	$1.64	$0.85	$0.40
Net income per share, diluted	3.92	2.45	1.59	0.79	0.37
Cash dividends declared per share	0.62	0.32	—	—	—
Weighted average shares outstanding, basic	94,296	95,366	97,550	88,572	79,649
Weighted average shares outstanding, diluted	94,845	96,258	100,206	95,274	85,247

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106,271	$75,711	$193,796	$168,712	$18,327
Investments	128,650	67,250	—	—	—
Loans held for sale	37,052	—	—	—	—
Service receivables	809,668	551,567	309,590	148,881	56,905
Total assets	1,214,463	770,346	558,193	360,056	87,053
Total liabilities	371,843	194,177	136,627	81,920	34,629
Total stockholders’ equity	842,620	576,169	421,566	278,136	52,424

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

Executive Summary

Overview

We offer our clients, national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other organizations, a suite of outsourcing services for private education lending in the United States. We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, the primary and secondary school market, career training and study abroad programs. We provide services in connection with each of the five typical phases of the student loan lifecycle, offering our clients a single point of interface for:

•       program design and marketing coordination;

•       borrower inquiry and application;

•       loan origination and disbursement;

•       loan securitization; and

•       loan servicing.

We receive fees for the services we provide in connection with our clients’ private student loans, including processing and structuring and administering securitizations of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 36 securitization transactions since our formation in 1991.

We do not take a direct ownership interest in the student loans our clients generate, nor do we serve as a guarantor with respect to any student loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Our lender clients have the opportunity to mitigate their credit risk through a loan repayment guarantee by TERI pursuant to which TERI guarantees repayment of the borrower’s loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. Beginning in April 2007, our wholly-owned subsidiary Union Federal, began serving as an additional lender for our proprietary brand of private student loans. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

The primary driver of our results of operations and financial condition is the volume of student loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the fiscal years ended June 30, 2007, 2006 and 2005.

	Fiscal year ended June 30,
	2007	2006	2005
	(dollars in thousands)
Approximate student loan applications processed	1,325,000	938,000	876,000
Approximate number of student loans facilitated	429,000	358,000	297,000
Approximate number of student loans facilitated that were also available to us for securitization	366,000	296,000	231,000
Principal amount of student loans facilitated	$4,292,528	$3,362,565	$2,662,106
Principal amount of student loans facilitated that were also available to us for securitization	$3,873,048	$2,920,048	$2,179,524
Principal and accrued interest balance of student loans securitized	$3,750,043	$2,762,368	$2,262,493
Principal balance of student loans facilitated and available to us at year end for later securitization	$831,912	$663,800	$385,804

The principal balance of loans facilitated and available to us for later securitization fluctuates as a result of several factors including (a) the timing of securitizations, (b) the cut off date for loan purchases as securitizations take place, (c) the loan purchase eligibility criteria included in the various note purchase agreements that govern the purchase of loans for securitization and (d) the daily volume of loans facilitated prior to period end.

In June 2001, we acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the student loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we have entered into with TERI, we have also agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans, and granted to TERI a right of first refusal to provide a third-party guarantee of our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

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

•       the private student loan securitization market, including the costs or availability of financing and market receptivity to Triple B rated student loan asset backed notes and auction rate notes;

•       the general interest rate environment, including its effect on our discount and prepayment rates;

•       our critical accounting policies and estimates;

•       borrower default rates and our ability to recover principal and interest from such borrowers;

•       prepayment rates, including prepayments through loan consolidation of private student loans held by our trusts; and

•       the availability of student loans or grants through federal programs.

On November 30, 2006, we completed the acquisition of Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and, as of April 2007, private student loans. Union Federal had total assets of approximately $41 million as of the acquisition date. The financial results of Union Federal subsequent to the acquisition date are included in our financial statements. The purchase price was allocated to acquired assets and liabilities based on their respective fair values at November 30, 2006. We recorded additional goodwill of $1.7 million and a core deposit intangible of $1.3 million as a result of this acquisition. Goodwill will be reviewed for impairment at least annually. The core deposit intangible represented the present value of the difference in expected future cash flows between the costs to replace such deposits (based on applicable equivalent borrowing rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The core deposit intangible will be amortized on a straight-line basis over a five year period and will be reviewed for impairment when it is determined that facts or circumstances may affect the recoverability of the asset.

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

We receive several types of fees in connection with our securitization services:

•       Structural advisory fees.   We charge structural advisory fees that are paid in two portions:

•        Up-front.   We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or shortly thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans that we facilitated in fiscal 2007, these fees ranged from 11.7% to 13.1% of the aggregate principal and capitalized interest of the loans securitized. For the securitizations of TERI-guaranteed loans we facilitated in fiscal 2006, these fees ranged from 7.5% to 8.4% of the aggregate principal and capitalized interest of the loans securitized. The private label loan trusts we facilitated in fiscal 2007 issued Triple B rated securities, the only such issuances by any of our securitizations trusts. The issuance of Triple B rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions; and

•        Additional.   We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103% to 105%. The level applicable to a particular private label loan trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

•       Residual.   We also have the right to receive a portion of the residual interests that these private label loan trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and entitles us to receive 66% to 88% of the net cash flows of the particular private label loan trust once a parity ratio of 103% to 103.5%, depending on the particular trust, is reached and maintained.

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

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied and may continue to vary on a quarterly basis primarily because of the timing, size and structure of the securitizations that we facilitate. In fiscal 2007, we facilitated one securitization in each of the first, second and third quarters and two securitizations in the fourth quarter. In fiscal 2006, we facilitated one securitization in the second quarter, one securitization in the third quarter and two securitizations in the fourth quarter. We expect to facilitate securitizations in each quarter of fiscal 2008, although the timing, size or structure of any capital markets transactions could be affected by recent volatility in the capital markets. Variations in the size or structure of each securitization transaction could continue to result in variability of our operating results on a quarterly basis. The following tables set forth our quarterly revenue and net income (loss) for each quarter of fiscal 2007 and 2006:

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$302,945	$197,766	$180,163	$199,830	$880,704
Net income	141,008	81,151	71,172	78,000	371,331

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$36,300	$232,130	$150,543	$150,062	$569,035
Net income (loss)	(5,442)	111,361	59,222	70,819	235,960

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

Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2007, which are attached as Appendix A to this document. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

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

The following table shows the approximate weighted average loan performance assumptions at June 30, 2007 for our private label loan trusts:

	Percentage rate			Percentage discount rate
Trust	Default	Recovery	Prepayments	Residuals	Structural advisory fees
Private label loan trusts	9.38%	40%	8%	11.59%	7.02%

In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select what we believe to be appropriate loan performance assumptions based on those tiers. Our private label loan programs, under which approximately 83% of the borrowers have creditworthy co-borrowers, typically a family member, have an extensive credit underwriting process.

Prepayment Rates.   Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at these points in the life of the trusts as a result of a number of factors, including a prolonged and unfavorable interest rate environment. During the third quarter of fiscal 2007, we altered our assumption regarding the annual rate of prepayments that we use to estimate the fair value of our residual and structural advisory fee receivables. The increase of this assumption from an average over the life of the trusts of 7% to 8% resulted in a decrease in the fair value of the residual receivable of $36.2 million and a decrease in the fair value of the additional structural advisory fee receivable of $3.5 million during the third quarter of fiscal 2007.

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

During fiscal 2007, we facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of our securitization trusts. Triple B-rated issuances have, in effect, allowed us to monetize a portion of our securitization-related revenues that previously would have been recognized as residuals. Accordingly, we believe that market developments have now provided us with a meaningful basis for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, we applied a discount rate equal to the trailing 12-month average of the one-month LIBOR + 1.75% to value the portion of the residuals that we believe qualifies as investment grade in pre-fiscal 2007 private label trusts. That portion of the residuals that we believe does not qualify as investment grade is discounted at 13%, as it is in the securitization trusts that have issued Triple B-rated securities. The decrease in the aggregated average discount rate in the third quarter of fiscal 2007 resulted in an increase in the fair value of our residual receivable of $26.7 million.

Discount Rate—Additional Structural Advisory Fees.   We base the discount rate that we use to calculate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury Note rate plus 200 basis points. We believe that such a spread is an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structural and corporate debt securities. During fiscal 2007 and 2006, the 10-year U.S. Treasury Note rate decreased 14 basis points. We applied a discount rate of 7.02% at June 30, 2007 and 7.16% at June 30, 2006. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value.

Two private label loan trusts have issued predominately senior auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At June 30, 2007, we used a 10 basis point spread over LIBOR to project the future cost of funding of the senior auction rate notes issued by the trusts. Since inception of the first trust, the average spread over LIBOR for the senior auction rate notes issued by the trust has been 4.9 basis points. Since the inception of the second trust, the average spread over LIBOR for the senior auction rate notes issued by the trust has been 5.9 basis points.

Except for the changes to the prepayment rate and the discount rates applied to residuals and additional structural advisory fees, we did not materially change any valuation assumptions during fiscal 2007 or 2006. During the second quarter of fiscal 2006, we increased our estimate of the fair value of structural advisory fees by approximately $0.5 million and increased our estimate of the fair value of residuals receivable by approximately $3.1 million as a result of refinements to our prepayment rate assumptions and the use of an enhanced cash flow model. We will continue to monitor the performance of the trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balances at each balance sheet date.

Sensitivity Analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rates indices, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement, including payments as a result of loan consolidation activity. Because most credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third-party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

The following table shows the estimated change in our structural advisory fees and residuals receivable balances at June 30, 2007 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2007, and changes in the assumed spread between 1-month LIBOR rates and auction rates, which are based on ..05% and .10% changes from the assumed levels for each key assumption:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$134,732	$134,188	$133,644	$133,100	$132,557
Change in receivables balance	0.81%	0.41%		(0.41)%	(0.81)%
Default recovery rate:
Total structural advisory fees	$133,644	$133,644	$133,644	$133,644	$133,644
Change in receivables balance	0.00%	0.00%		0.00%	0.00%
Annual prepayment rate:
Total structural advisory fees	$140,164	$136,798	$133,644	$130,667	$127,879
Change in receivables balance	4.88%	2.36%		(2.23)%	(4.31)%
Discount rate:
Total structural advisory fees	$144,324	$138,846	$133,644	$128,699	$123,995
Change in receivables balance	7.99%	3.89%		(3.70)%	(7.22)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$124,758	$129,076	$133,644	$138,196	$142,886
Change in receivables balance	(6.65)%	(3.42)%		3.41%	6.92%

	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$679,567	$672,343	$665,115	$657,907	$650,676
Change in receivables balance	2.17%	1.09%		(1.08)%	(2.17)%
Default recovery rate:
Total residual fees	$664,957	$665,036	$665,115	$665,192	$665,270
Change in receivables balance	(0.02)%	(0.01)%		0.01%	0.02%
Annual prepayment rate:
Total residual fees	$739,711	$701,341	$665,115	$630,907	$598,543
Change in receivables balance	11.22%	5.45%		(5.14)%	(10.01)%
Discount rate:
Total residual fees	$791,550	$724,900	$665,115	$611,476	$563,123
Change in receivables balance	19.01%	8.99%		(8.06)%	(15.33)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$644,220	$655,288	$665,115	$671,231	$673,325
Change in receivables balance	(3.14)%	(1.48)%		0.92%	1.23%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$670,993	$668,054	$665,115	$662,179	$659,243
Change in receivables balance	0.88%	0.44%		(0.44)%	(0.88)%

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

•       we did not have substantially all the risks and rewards of ownership, as TERI provides substantially all of the student loan guarantees;

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At June 30, 2007, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an exposure draft that would amend FASB Statement No. 140. The proposed amendment would, among other things, change the requirements that an entity must meet to be considered a QSPE. We are monitoring the status of the exposure draft to assess its impact, if any, on our financial statements.

Results of Operations

Years ended June 30, 2007, June 30, 2006 and June 30, 2005

Revenue Related to Securitization Transactions

We primarily offer services in connection with private label loan products offered through two marketing channels: (a) direct to consumer, which generally refers to programs that lenders market directly to prospective borrowers and their families, and (b) school channel, which refers to programs that lenders market indirectly to student borrowers and their families through educational institutions. In either case, lenders may engage third parties that are not themselves lenders but which market loans on behalf of lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund these loans as program lenders.

Our estimates of the allocation by marketing channel of our securitization revenues for fiscal 2007, 2006 and 2005, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(2)
	(dollars in millions)
June 2007	Direct to consumer	$619	81%	12.6%	1.1%	5.9%	19.6%
	School channel	148	19	7.9	1.1	2.2	11.2
	Total	$767
	Blended yield(1)			11.7	1.1	5.2	18.0
March 2007	Direct to consumer	$583	75	14.7	1.2	5.2	21.1
	School channel	193	25	8.5	1.2	2.0	11.6
	Total	$776
	Blended yield(1)			13.1	1.2	4.4	18.7
December 2006	Direct to consumer	$676	93	12.6	1.2	7.0	20.8
	School channel	48	7	7.3	1.2	2.1	10.6
	Total	$724
	Blended yield(1)			12.2	1.2	6.7	20.1
September 2006	Direct to consumer	$973	70	14.7	1.2	5.1	21.0
	School channel	413	30	7.3	1.2	1.7	10.2
	Total	$1,386
	Blended yield(1)			12.5	1.2	4.1	17.8
Fiscal 2007	Blended yield(1)	$3,653		12.4	1.2	4.9	18.5
June 2006	Direct to Consumer	$490	89%	8.8%	1.5%	8.0%	18.3%
	School Channel	62	11	5.8	1.2	3.2	10.2
	Total	$552
	Blended Yield(1)			8.4	1.5	7.5	17.4
March 2006	Direct to Consumer	$527	71	8.7	1.2	7.7	17.5
	School Channel	214	29	5.9	1.2	3.2	10.3
	Total	$741
	Blended Yield(1)			7.9	1.2	6.4	15.5
October 2005	Direct to consumer	$921	73	8.8	1.2	7.5	17.5
	School channel	344	27	4.1	1.2	2.6	7.8
	Total	$1,265
	Blended yield(1)			7.5	1.2	6.2	14.9
Fiscal 2006	Blended Yield(1)	$2,558		7.9	1.2	6.5	15.6

June 2005	Direct to Consumer	$388	84%	9.3%	1.1%	6.5%	16.9%
	School Channel	74	16	4.5	1.1	2.6	8.2
	Total	$462
	Blended Yield(1)			8.5	1.1	5.9	15.5
June 2005	School Channel	$174		1.6	1.9	0.6	4.1
February 2005	Direct to Consumer	$445	62	9.6	1.1	6.1	16.7
	School Channel	270	38	4.4	1.1	1.4	6.9
	Total	$715
	Blended Yield(1)			7.6	1.1	4.4	13.1
October 2004	Direct to consumer	$744	92	8.4	1.2	7.5	17.1
	School channel	63	8	4.3	1.0	2.2	7.5
	Total	$807
	Blended yield(1)			8.1	1.2	7.1	16.4
Fiscal 2005	Blended Yield(1)	$2,158		7.5	1.2	5.4	14.1

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

Up-front structural advisory fees

The up-front component of structural advisory fees increased to $457.4 million in fiscal 2007 from $208.2 million in fiscal 2006 and $168.2 million in fiscal 2005. The increase in up-front structural advisory fees between periods was primarily due to an increase in up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield, and an increase in loan facilitation volume, which enabled us to securitize a greater amount of loans. The securitization trusts we facilitated in fiscal 2007 issued Triple B-rated securities, the only such issuances by any of our securitization trusts. The issuance of Triple B-rated securities enabled us to increase during fiscal 2007 the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions. The increase in up-front structural advisory fees for fiscal 2006 compared to fiscal 2005 was primarily due to an increase in loan facilitation volume and, to a lesser extent, an increase in up-front structural advisory fee yield resulting from an increased balance of student loans securitized, a change in the mix of student loans securitized and the introduction of new securitization features.

The following table reflects the changes in up-front structural advisory fees attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the receipt of cost of issuance funds for fiscal 2007, 2006 and 2005:

	Up-front structural advisory fees
Fiscal Year	Total volume of loans securitized	Change attributable to increase securitization volume	Change attributable to change in fee yield and loan mix	Receipt of cost of issuance funds	Total change
	(in thousands)
2007	$3,750,043	$73,988	$174,550	$636	$249,174
2006	2,762,368	36,932	2,841	239	40,012
2005	2,262,493	68,563	14,700	1,007	84,270

The receipt of cost of issuance funds represents the receipt of remaining funds in a trust’s cost of issuance account once the trust has paid all costs associated with its issuance of asset-backed securities.

Additional structural advisory fees

The additional component of structural advisory fees increased to $45.3 million in fiscal 2007 from $34.9 million in fiscal 2006 and $29.3 million in fiscal 2005. The increase in additional structural advisory fees between periods was primarily due to increases in the aggregate securitization volume. The increase in additional structural advisory fees for fiscal 2007 compared to fiscal 2006 was partially offset by an increase in our prepayment assumption.

The following table reflects the changes in additional structural advisory fees attributable to the changes in securitization volume, changes in fee yield and loan mix, and the updates to prior trusts for fiscal 2007, 2006 and 2005:

	Additional structural advisory fees
Fiscal Year	Total volume of loans securitized	Change attributable to increase securitization volume	Change attributable to change in fee yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
2007	$3,750,043	$12,044	$(1,744)	$121	$10,421
2006	2,762,368	6,080	85	(526)	5,639
2005	2,262,493	11,155	2,715	2,118	15,988

The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the fiscal years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Fair value at beginning of period	$88,297	$53,371	$24,084	(1)
Additions from new securitizations	43,984	33,685	27,520
Trust updates
Passage of time (present value accretion)	7,503	4,347	2,165
Impact of change in average prepayment rate assumption	(3,529)	—	—
Other factors	(2,611)	(3,106)	(398)
Net accretion	1,363	1,241	1,767
Fair value at end of period	$133,644	$88,297	$53,371

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

During fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.4 million. This increase was primarily due to the accretion of the discounting inherent in the fair value estimates, offset in part by the impact of an increase in our assumption regarding future prepayments that we use to estimate the fair value of this receivable and the effect of higher prepayment rates than we had estimated would occur during the period. During fiscal 2006, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.2 million. This increase was primarily due to the accretion of discounting inherent in the fair value estimates and the impact of an increase in the implied forward LIBOR curve during the period, offset by an increase in the discount rate.

For a discussion of changes we made during fiscal 2007 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

Residuals

Service revenues from residuals increased to $212.3 million in fiscal 2007 from $205.5 million in fiscal 2006 and $138.8 million in fiscal 2005. The increase in service revenues from residuals in fiscal 2007 compared to fiscal 2006 was primarily a result of an increase in securitization volume, the positive impact of accretion of the discounting inherent in the fair value estimates due to the passage of time and a decrease in the discount rate assumption we use to value the residual receivable for certain securitization trusts, offset in part by the impact of a higher up-front structural advisory fee yield in the fiscal 2007 period and an increase in our assumption for future prepayments that we use to value the residual receivable. The issuance of Triple B-rated securities in the securitizations completed during fiscal 2007 enabled us to increase the up-front structural advisory fee yield, but decreased the amount of residuals we expect to receive, from these securitizations. The increase in service revenues from residuals in fiscal 2006 compared to fiscal 2005 was primarily a result of an increase in securitization volume and an increase in the residual yield.

The following table reflects the changes in residuals attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the updates to prior trusts:

		Residuals
Fiscal Year	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
2007	$3,750,043	$63,396	$(57,961)	$1,309	$6,744
2006	2,762,368	26,775	29,347	10,646	66,768
2005	2,262,493	47,348	15,904	10,633	73,885

The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Fair value at beginning of period	$452,823	$247,275	$108,495
Additions from new securitizations	182,744	177,309	121,187
Trust updates
Passage of time (present value accretion)	66,428	39,950	19,712
Impact of change in average prepayment rate assumption	(36,236)	—	—
Impact of change in discount rate assumption	26,680	—	—
Other factors	(27,324)	(11,711)	(2,119)
Net accretion	29,548	28,239	17,593
Fair value at end of period	$665,115	$452,823	$247,275

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate or other assumptions that we use in estimating the fair value of these receivables. We used a 12% discount rate during the first six months of fiscal 2007 and throughout fiscal 2006 in valuing residuals for securitizations completed prior to fiscal 2007. As a result of our Triple B financing structure, we used a 13% discount rate in valuing residuals for the securitizations completed in fiscal 2007. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at these points in the life of the trusts. As a result, during the third quarter of fiscal 2007, we increased our prepayment assumption from an average over the life of the loan of 7% to 8%, which offset the positive net accretion that comes from updating the carrying value of our additional structural advisory fees and residuals receivables for the passage of time. The negative effect of the increase in our prepayment rate assumptions was offset in part by a reduction in the discount rates we use to estimate the fair value of a portion of our residuals receivable.

Our estimates of the fair value of our residuals receivable resulted in an increase in their aggregate carrying value of approximately $29.6 million during fiscal 2007 and $28.2 million during fiscal 2006. During fiscal 2007, the positive impact of the passage of time and the decrease in our discount rate assumption was partially offset by the net negative impact of changes to the prepayment assumptions we use to estimate the fair value of this receivable as well as the negative impact of other factors, including the negative impact of a higher rate of prepayments during the period than we had estimated would occur. During fiscal 2006, the increase in the fair value of our residual receivable was primarily due to the passage of time.

We believe that the 13% discount rate we used for fiscal 2007 securitization trusts for cash flows lower in priority to those received by holders of Triple B-rated securities (or which we believe would not qualify as investment grade for pre-fiscal 2007 private label trusts) is appropriate given the maximum 24-year life of the trust assets and residuals. For a discussion of changes we made during fiscal 2007 to certain assumptions, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Processing fees from TERI

Processing fees from TERI increased to $134.8 million in fiscal 2007 from $106.1 million in fiscal 2006 and $78.2 million in fiscal 2005. The increase was primarily due to increased reimbursable expenses required to process the increased volume of private label loans that we actively disbursed during fiscal 2007. The volume of private label loans we actively disbursed increased to $3.8 billion in fiscal 2007 from $2.8 billion in fiscal 2006 and $2.2 billion in fiscal 2005.

Administrative and other fees

Administrative and other fees increased to $21.5 million in fiscal 2007 from $8.8 million in fiscal 2006 and $3.5 million in fiscal 2005. The increases were primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients as well as to our proprietary brand. To a lesser extent, the increase was also due to increasing student loan balances in the securitization trusts during fiscal 2007 compared to the fiscal 2006 and 2005 periods. We generated approximately $15.6 million in reimbursable expenses from marketing coordination services in fiscal 2007, compared to approximately $4.0 million in reimbursable expenses from marketing coordination services in fiscal 2006. We did not generate any fees from marketing coordination services in fiscal 2005. We earned administrative fees for the daily management of the securitization trusts of approximately $5.8 million in fiscal 2007, $4.2 million in fiscal 2006 and $2.8 million in fiscal 2005.

Net Interest Income

Net interest income increased to $9.4 million in fiscal 2007 from $5.5 million in fiscal 2006 and $3.3 million in fiscal 2005. The increases in net interest income in the fiscal 2007, 2006 and 2005 periods were due primarily to higher average cash balances available for investment, higher average yields and, in fiscal 2007, the net interest income from Union Federal.

Non-interest Expenses

Total non-interest expenses increased to $253.0 million in fiscal 2007 from $187.8 million in fiscal 2006 and $144.2 million in fiscal 2005. Compensation and benefits increased to $111.4 million in fiscal 2007 from $89.2 million in fiscal 2006 and $67.6 million in fiscal 2005. General and administrative expenses increased to $141.6 million in fiscal 2007 from $98.6 million in fiscal 2006 and $76.6 million in fiscal 2005.

The increase in compensation and benefits expense was primarily due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results in fiscal 2007. The increase in compensation and benefits expense is also the result of an increase in personnel. Our average total number of employees during fiscal 2007 was 10% higher than our average number of employees during fiscal 2006. We hired additional personnel during fiscal 2007 to meet the needs of our growing loan processing and securitization activities. Our average total number of employees during fiscal 2006 was 17% higher than our average number of employees during fiscal 2005. During fiscal 2006, we outsourced some customer service, loan facilitation and operations functions, resulting in a reduction in headcount for those areas, which was offset by an increase in headcount in information technology personnel. The increase in the number of information technology employees contributed to an overall increase in compensation and benefits expense in fiscal 2006. We hired additional personnel to meet the operating and information systems requirements from our growing loan processing and securitization activities.

General and administrative expenses also increased in fiscal 2007 as compared to fiscal 2006 and fiscal 2005 as a result of increases in several categories of expenses. Marketing coordination expenses increased to $29.0 million in fiscal 2007 from $12.1 million in fiscal 2006 and $4.5 million in fiscal 2005. The increase in marketing coordination expense was primarily due to the expansion of our marketing coordination services to a larger client base as well as the testing of our proprietary brands. Depreciation and amortization expense increased to $16.5 million in fiscal 2007 from $14.9 million in fiscal 2006 and $7.2 million in fiscal 2005. The increase in depreciation and amortization expense is due to the expansion of our loan processing operations which resulted in additional purchases of fixed assets as well as the amortization of capitalized software development costs. Equipment expenses increased to $12.5 million in fiscal 2007 from $10.9 million in fiscal 2006 and $5.7 million in fiscal 2005. The increase in equipment expenses was primarily due to an increase in software maintenance and license costs. Temporary employment services costs increased to $5.4 million in fiscal 2007 from $4.2 million in fiscal 2006 and $3.8 million in fiscal 2005. External call center costs increased to $21.4 million in fiscal 2007 from $10.0 million in fiscal 2006 and $5.5 million in fiscal 2005. The increases in temporary employment services expense and external call center costs were primarily due to increases in personnel necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing expenses in the television medium that need call center support. Consulting fees were $13.5 million in fiscal 2007 compared to $12.4 million in fiscal 2006 and $16.1 million in fiscal 2005. The changes between periods were primarily due to fluctuations in external consulting costs used in the evaluation and improvement of our loan facilitation systems.

We expect that our operating expenses will continue to increase as we devote additional resources to marketing coordination services and the expected increasing loan volumes facilitated for our existing and new clients.

Income Tax Expense

Income tax expense increased to $256.4 million in fiscal 2007 from $147.8 million in fiscal 2006 and $117.4 million in fiscal 2005. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods. In fiscal 2007, our effective tax rate, or the income tax expense as a percentage of income before income tax expense, increased to 40.85% from an effective tax rate of 38.50% for all of fiscal 2006. The increase in our effective tax rate was primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees increased and our residual revenues decreased in fiscal 2007 as compared to fiscal 2006. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

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

Treasury Stock

We had treasury stock of $183.1 million at June 30, 2007 and $121.5 million at June 30, 2006. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock forfeited by employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. Our board of directors approved the repurchase of 2,250,000 shares of our common stock in the fourth quarter of fiscal 2005 and approved the repurchase of an additional 7,500,000 shares of our common stock in the first quarter of fiscal 2006. On April 24, 2007, our board of directors approved the repurchase of up to 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included 3,393,300 shares available for repurchase as of April 25, 2007 under the previously authorized repurchase programs. As of June 30, 2007, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share. At June 30, 2007 a maximum of 8,830,900 shares may be repurchased under the repurchase program approved by the board of directors on April 24, 2007.

Cash, Cash Equivalents and Investments

At June 30, 2007, we had $234.9 million in cash, cash equivalents and investments. At June 30, 2006, we had $143.0 million in cash, cash equivalents and investments. The increase in cash, cash equivalents and investments is primarily due to cash generated from our 2007 securitization transactions, offset by cash used to fund operations, cash dividends and repurchases of our common stock during fiscal 2007. Cash, cash equivalents and investments at June 30, 2007 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Loans Held for Sale

At June 30, 2007, we had loans held for sale of $37.1 million as compared to no loans at June 30, 2006. The increase in loans held for sale resulted from our acquisition of Union Federal on November 30, 2006. Our loans held for sale at June 30, 2007 were comprised of education and mortgage loans.

Service Receivables

Our service receivables increased to $809.7 million at June 30, 2007 from $551.6 million at June 30, 2006, primarily as a result of the additional structural advisory fees and residuals generated from the 2007 securitization transactions. The increase in service receivables was also due to a net increase in our estimate of the fair value of our residuals receivable of $29.5 million during fiscal 2007, primarily as a result of the accretion of the discounting inherent in the fair value estimates due to the passage of time, resulting in an increase of $66.4 million, which was partially offset by changes in assumptions and the negative impact of other factors such as a higher rate of prepayments during the period than we estimated would occur having a net negative impact of $36.9 million.

Property and Equipment, net

In fiscal 2007, our property and equipment, net increased by $5.2 million, as $15.6 million of depreciation expense recorded during the period was more than offset by $19.9 million we spent on the expansion and improvement of our loan processing facilities and systems. In fiscal 2007, we financed the acquisition of $0.7 million in equipment through capital leases.

Prepaid Income Taxes

At June 30, 2007, we had prepaid income taxes of $49.3 million as compared to $11.6 million at June 30, 2006. The increase in prepaid income taxes balance at June 30, 2007 compared to June 30, 2006 was primarily due to a favorable ruling from the Internal Revenue Service regarding the the timing of our recognition of additional structural advisory fees as income for tax purposes. As a result of the ruling, we pay income tax upon receipt, rather than recognition, of such fees. At June 30, 2006, this balance was primarily derived from the income tax benefit of employee stock option exercises and tax allocation strategies implemented in the fourth quarter of fiscal 2006.

Other Prepaid Expenses

Other prepaid expenses increased to $26.9 million at June 30, 2007 from $17.3 million at June 30, 2006, primarily due to an increase in prepaid marketing expenses of approximately $12.2 million.

Other Assets

Other assets increased to $7.2 million at June 30, 2007 from $5.1 million at June 30, 2006 primarily due to $1.0 million in principal and fees owed to Union Federal, our subsidiary, as a result of cancelled loans from borrowers.

Deposits

At June 30, 2007, we had deposits of $53.5 million as compared to no deposits at June 30, 2006. The increase in deposits resulted from our acquisition of Union Federal on November 30, 2006. Included in deposits at June 30, 2007 is $10.9 million of brokered deposits, primarily brokered certificates of deposits.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased to $59.0 million at June 30, 2007 from $34.4 million at June 30, 2006. Our accrued bonuses were approximately $8.5 million higher at June 30, 2007 as compared to June 30, 2006 due to an increase in accruals related to our employee incentive compensation plans, primarily as a result of our positive financial results in fiscal 2007. Our accounts payable were $12.9 million higher at June 30, 2007 as compared to June 30, 2006 primarily due to the timing of the receipt and processing of invoices.

Net Deferred Income Tax Liability

Our net deferred income tax liability increased to $247.7 million at June 30, 2007 from $144.2 million at June 30, 2006. We have a net deferred income tax liability primarily because, under GAAP, we recognize additional structural advisory fees and residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in residual revenue recognized during fiscal 2007, which more than offset the recognition of our share of taxable income from the securitization trusts. Our net deferred income tax liability also increased in fiscal 2007 as a result of the favorable ruling from the Internal Revenue Service regarding the timing of our recognition of additional structural advisory fees in taxable income.

Capital Lease Obligations

Capital lease obligations decreased to $5.5 million at June 30, 2007 from $8.8 million at June 30, 2006, primarily due to scheduled principal payments made during fiscal 2007.

Notes Payable to TERI

Notes payable to TERI decreased to $3.7 million at June 30, 2007 from $4.5 million at June 30, 2006. The balance relates to two acquisition notes we issued to finance the acquisition of TERI’s loan processing operations, as well as its loan database in 2001. The decrease in notes payable to TERI was due to the scheduled principal payments made during fiscal 2007.

Other Liabilities

Other liabilities increased to $2.3 million at June 30, 2007 from $2.2 million at June 30, 2006. The balance at the end of each fiscal period related primarily to deferred rent related to several operating leases for office space.

Contractual Obligations

In addition to our notes payable and the agreement with TERI to purchase updates to the student loan database, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating and capital leases. The table below summarizes the dollar amounts of our contractual obligations as of June 30, 2007 for the periods specified:

	Contractual obligations
Fiscal year	Long-term debt	Database purchases	Operating lease obligations	Capital lease obligations	Total
	(in thousands)
2008	852	248	12,259	3,611	16,970
2009	904	248	9,711	1,343	12,206
2010	960	248	9,444	843	11,495
2011	1,018	248	9,439	—	10,705
2012	—	—	8,461	—	8,461
Total	$3,734	$992	$49,314	$5,797	$59,837

Cash Flows

Our net cash provided by operating activities increased to $195.4 million in fiscal 2007, compared to cash provided by operating activities of $49.7 million in fiscal 2006. The increase in cash provided by operations resulted primarily from increases in net income, which includes our increased up-front structural advisory fee revenue, and an increase in accounts payable, accrued expenses and other liabilities, offset in part by increases in residual receivables and structural advisory fee receivables.

Our cash used in investing activities decreased to $66.0 million in fiscal 2007, compared to $78.0 million used in investing activities in fiscal 2006. Net cash used in investing activities decreased in fiscal 2007 primarily as a result of a decrease in net purchases of investments, partially offset by an increase in capital expenditures related to the expansion and improvement of our loan processing facilities and systems.

Net cash used in financing activities increased to $98.8 million in fiscal 2007, compared to $89.8 million in fiscal 2006. Net cash used in financing activities increased in fiscal 2007 primarily as a result of an increase in cash used for dividends, offset in part by an increase in deposits.

We expect that our capital expenditure requirements for fiscal 2008 will be approximately $26.7 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

Borrowings

In June 2001, we issued two acquisition notes to TERI totaling $7.9 million to finance the acquisition of TERI’s loan processing operations as well as its loan database. Principal and interest at an annual rate of 6% is payable on these notes in 120 monthly payments of $87,706 commencing on July 20, 2001 and ending on June 20, 2011. At June 30, 2007, outstanding principal on these notes totaled $3.7 million as compared to $4.5 million at June 30, 2006.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, an amendment of FASB Statements No. 115. SFAS No. 159 will be effective for us beginning in the first quarter of fiscal 2009. The statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN No. 48 on July 1, 2007. We do not expect the adoption of FIN No. 48 to have a material impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB Statement No. 140 for subsequent measurement. SFAS No. 156 will be effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial condition or results of operations.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents and Investments

We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At June 30, 2007, cash, cash equivalents and investments consisted primarily of investments in variable rate demand notes and money market funds, all of which were due on demand or within one year. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and investments.

Risks Related to Loans Held for Sale and Deposits

We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at June 30, 2007 consisted of $12.6 million in mortgage loans and $24.5 million in education loans. Our loans held for sale are recorded at lower of cost or fair value and are primarily sensitive to interest rates. At June 30, 2007, our mortgage loans had an average interest rate of approximately 6.3% and our student loans had an average interest rate of approximately 11.3%. All of our education loans and approximately 72% of our mortgage loans have variable interest rates. We held deposits of $53.5 million at June 30, 2007. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At June 30, 2007, our deposits had an average interest rate of approximately 5.3%. Less than 5% of our deposits have fixed interest rates in excess of 12 months. Approximately 76% of our deposits have fixed interest rates of

6 months or less. We do not believe a change in interest rates would have a material impact on the fair value of our loans held for sale or deposits since the majority of these assets and liabilities carry interest rates that are variable and any loss we may incur would not be material relative to our consolidated financial statements.

Risk Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR and auction rate indices, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at June 30, 2007 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Item 8.                        Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included as Appendix A hereto and incorporated in this report by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the fiscal year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2007 in connection with our 2007 annual meeting of stockholders, which we refer to below as our 2007 Proxy Statement.

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and code of ethics is included in Item 1 of Part I of this report.

The information required by this item with respect to directors will be contained in our 2007 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this report by reference.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2007 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference

The information required by this item with respect to corporate governance matters will be contained in our 2007 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters of the compensation committee and nominating and corporate governance committees, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or emailing Investor Relations at info@firstmarblehead.com.

Item 11.                 Executive Compensation

The other information required by this item will be contained in our 2007 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this report by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2007 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2007 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this report by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item with regard to certain relationships and related-party transactions will be contained in our 2007 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this report by reference.

The information required by this item with regard to director independence will be contained in our 2007 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this report by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this item will be contained in our 2007 Proxy Statement under the caption “Discussion of Proposals—Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2007.

THE FIRST MARBLEHEAD CORPORATION
By:	/s/ JACK L. KOPNISKY
Jack L. Kopnisky
Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2007:

Signature	Title(s)
/s/ JACK L. KOPNISKY	Chief Executive Officer, President, Chief Operating
Jack L. Kopnisky	Officer and Director (Principal Executive Officer)
/s/ JOHN A. HUPALO	Senior Executive Vice President and Chief Financial
John A. Hupalo	Officer (Principal Financial Officer)
/s/ KENNETH S. KLIPPER	Senior Vice President, Treasurer and Chief Accounting
Kenneth S. Klipper	Officer (Principal Accounting Officer)
/s/ PETER B. TARR
Peter B. Tarr	Chairman of the Board and General Counsel
/s/ LESLIE L. ALEXANDER
Leslie L. Alexander	Director
/s/ STEPHEN E. ANBINDER
Stephen E. Anbinder	Director
/s/ WILLIAM R. BERKLEY
William R. Berkley	Director
/s/ DORT A. CAMERON III
Dort A. Cameron III	Director

/s/ GEORGE G. DALY
George G. Daly	Director
/s/ PETER S. DROTCH
Peter S. Drotch	Director
/s/ WILLIAM D. HANSEN
William D. Hansen	Director

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on the Company’s assessment of its internal control over financial reporting. That report appears on page F-3.

/s/ JACK L. KOPNISKY
Chief Executive Officer, President and Chief Operating Officer
/s/ JOHN A. HUPALO
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The First Marblehead Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The First Marblehead Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated August 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
August 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First Marblehead Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
August 28, 2007

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006
(in thousands, except per share amounts)

	2007	2006
ASSETS
Cash and cash equivalents	$106,271	$75,711
Investments	128,650	67,250
Loans held for sale	37,052	—
Service receivables:
Structural advisory fees	133,644	88,297
Residuals	665,115	452,823
Processing fees from The Education Resources Institute (TERI)	10,909	10,447
Total service receivables	809,668	551,567
Property and equipment	81,090	60,358
Less accumulated depreciation and amortization	(39,179)	(23,615)
Property and equipment, net	41,911	36,743
Goodwill	4,878	3,176
Intangible assets, net	2,597	1,897
Prepaid income taxes	49,345	11,649
Other prepaid expenses	26,904	17,272
Other assets	7,187	5,081
Total assets	$1,214,463	$770,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$53,523	$—
Accounts payable and accrued expenses	59,044	34,430
Net deferred income tax liability	247,748	144,240
Capital lease obligations	5,517	8,789
Notes payable to TERI	3,734	4,537
Other liabilities	2,277	2,181
Total liabilities	371,843	194,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at June 30, 2007 and 2006; 100,874 and 100,334 shares issued at June 30, 2007 and 2006, respectively; 93,342 and 94,564 shares outstanding at June 30, 2007 and 2006, respectively	1,009	1,004
Additional paid-in capital	232,664	217,620
Retained earnings	791,953	479,090
Treasury stock, 7,532 and 5,770 shares held at June 30, 2007 and 2006, respectively, at cost	(183,070)	(121,545)
Accumulated other comprehensive income	64	—
Total stockholders’ equity	842,620	576,169
Total liabilities and stockholders’ equity	$1,214,463	$770,346

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2007, 2006 and 2005
(in thousands, except per share amounts)

	2007	2006	2005
Service revenues:
Up-front structural advisory fees	$457,352	$208,178	$168,166
Additional structural advisory fees:
From new securitizations	43,984	33,685	27,520
Trust updates	1,363	1,241	1,767
Total additional structural advisory fees	45,347	34,926	29,287
Residuals:
From new securitizations	182,744	177,309	121,187
Trust updates	29,548	28,239	17,593
Total residuals	212,292	205,548	138,780
Processing fees from TERI	134,845	106,072	78,200
Administrative and other fees	21,497	8,848	3,544
Total service revenues	871,333	563,572	417,977
Net interest income	9,371	5,463	3,288
Total revenues	880,704	569,035	421,265
Non-interest expenses:
Compensation and benefits	111,364	89,214	67,608
General and administrative expenses	141,591	98,593	76,568
Total non-interest expenses	252,955	187,807	144,176
Income from operations	627,749	381,228	277,089
Other income	16	2,526	—
Income before income tax expense	627,765	383,754	277,089
Income tax expense	256,434	147,794	117,424
Net income	$371,331	$235,960	$159,665
Net income per share, basic	$3.94	$2.47	$1.64
Net income per share, diluted	3.92	2.45	1.59
Cash dividends declared per share	0.62	0.32	—
Weighted average shares outstanding, basic	94,296	95,366	97,550
Weighted average shares outstanding, diluted	94,845	96,258	100,206

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2007, 2006 and 2005
(in thousands, except per share amounts)

								Accumulated
								other
	Common stock				Additional			comprehensive	Total
	Issued		In treasury		Paid-in	Retained	Deferred	income (loss),	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	compensation	net of tax	equity
Balance at June 30, 2004	95,963	$960	—	$—	$163,252	$113,924	$—	$—	$278,136
Comprehensive income (loss)
Net income	—	—	—	—	—	159,665	—	—	159,665
Accumulated other comprehensive loss, net of tax	—	—	—	—	—	—	—	(343)	(343)
Total comprehensive income	—	—	—	—	—	—	—	—	159,322
Options exercised	3,515	35	—	—	4,046	—	—	—	4,081
Stock purchases through employee stock purchase plan	75	1	—	—	898	—	—	—	899
Repurchase of common stock	—	—	(2,203)	(55,665)	—	—	—	—	(55,665)
Tax benefit from employee stock options	—	—	—	—	34,322	—	—	—	34,322
Grants of restricted stock units	—	—	—	—	3,602	—	(3,602)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	471	—	471
Balance at June 30, 2005	99,553	996	(2,203)	(55,665)	206,120	273,589	(3,131)	(343)	421,566
Comprehensive income (loss)
Net income	—	—	—	—	—	235,960	—	—	235,960
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—	343	343
Total comprehensive income	—	—	—	—	—	—	—	—	236,303
Adoption of FAS 123(R)	—	—	—	—	(3,131)	—	3,131	—	—
Options exercised	744	7	—	—	1,776	—	—	—	1,783
Stock issuance through employee stock purchase plan	37	1	—	—	710	—	—	—	711
Repurchase of common stock	—	—	(3,567)	(65,880)	—	—	—	—	(65,880)
Stock-based compensation	—	—	—	—	2,917	—	—	—	2,917
Cash dividends declared ($0.32 per share)	—	—	—	—		(30,459)	—		(30,459)
Tax benefit from employee stock options	—	—	—	—	9,228	—	—	—	9,228
Balance at June 30, 2006	100,334	1,004	(5,770)	(121,545)	217,620	479,090	—	—	576,169
Comprehensive income (loss)
Net income	—	—	—	—	—	371,331	—	—	371,331
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—	64	64
Total comprehensive income	—	—	—	—	—	—	—	—	371,395
Options exercised	439	4	—	—	1,362	—	—	—	1,366
Stock issuance through employee stock purchase plan	37	—	—	—	886	—	—	—	886
Stock issuance from vesting of restricted stock units	67	1	—	—	(1)	—	—	—	—
Repurchase of common stock	—	—	(1,762)	(61,525)	—	—	—	—	(61,525)
Stock-based compensation	—	—	—	—	6,493	—	—	—	6,493
Cash dividends declared ($0.62 per share)	—	—	—	—	—	(58,321)	—	—	(58,321)
Cash paid in lieu of fractional shares in effecting stock split	(3)	—	—	—	—	(147)	—	—	(147)
Tax benefit from employee stock options	—	—	—	—	6,304	—	—	—	6,304
Balance at June 30, 2007	100,874	$1,009	(7,532)	$(183,070)	$232,664	$791,953	$—	$64	$842,620

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$371,331	$235,960	$159,665
Adjustments to reconcile net income to net cash provided by operating activities net of effects of acquisition:
Depreciation and amortization	16,326	14,912	7,167
Deferred income tax expense	103,508	59,794	44,308
Tax benefit from employee stock options	—	—	34,322
Stock-based compensation	6,493	2,917	471
Change in assets/liabilities:
(Increase) in loans held for sale	(19,935)	—	—
(Increase) in structural advisory fees	(45,347)	(34,926)	(19,037)
(Increase) in residuals	(212,292)	(205,548)	(138,780)
(Increase) in processing fees from TERI	(462)	(1,503)	(2,892)
(Increase) decrease in prepaid income taxes	(37,696)	(9,055)	17,673
(Increase) in other prepaid expenses	(9,611)	(13,109)	(1,400)
(Increase) in other assets	(1,309)	(1,922)	(913)
Increase in accounts payable, accrued expenses, and other liabilities	24,397	2,183	7,829
Net cash provided by operating activities	195,403	49,703	108,413
Cash flows from investing activities net of effects of acquisition :
Dispositions of investments	70,809	8,200	—
Purchases of investments	(116,206)	(75,450)	—
Net cash paid for acquisition	(471)	—	—
Purchases of property and equipment	(19,902)	(9,954)	(22,564)
Payments to TERI for loan database updates	(248)	(748)	(748)
Net cash used in investing activities	(66,018)	(77,952)	(23,312)
Cash flows from financing activities net of effects of acquisition:
Increase in deposits	17,395	—	—
Repayment of capital lease obligations	(3,980)	(4,464)	(8,620)
Repayment of notes payable due to TERI	(803)	(755)	(712)
Tax benefit from stock-based compensation	6,304	9,228	—
Issuances of common stock	2,252	2,494	4,980
Repurchases of common stock	(61,525)	(65,880)	(55,665)
Cash dividends on common stock and cash paid in lieu of fractional shares	(58,468)	(30,459)	—
Net cash used in financing activities	(98,825)	(89,836)	(60,017)
Net increase (decrease) in cash and cash equivalents	30,560	(118,085)	25,084
Cash and cash equivalents, beginning of year	75,711	193,796	168,712
Cash and cash equivalents, end of year	$106,271	$75,711	$193,796
Supplemental disclosures of cash flow information:
Interest paid	$1,788	$959	$835
Income taxes paid	$180,737	$84,529	$21,115
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$723	$1,135	$11,568

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006 and 2005
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

The Company offers services primarily in connection with private label loan products. To date, the Company has used discrete trust vehicles for the securitizations that it facilitates. Private label loans guaranteed by TERI, a not-for-profit organization that functions as a guarantor of student loans, have generally been purchased by private label loan trusts designated as a series of The National Collegiate Student Loan Trusts.

FMC has nine direct or indirect subsidiaries:

•       First Marblehead Education Resources, Inc. (FMER), which was incorporated as a wholly owned subsidiary of FMC under the laws of the State of Delaware on March 8, 2001, provides outsourced loan origination, customer service, default prevention, default processing and administrative services to TERI;

•       GATE Holdings, Inc. (GATE Holdings), which was incorporated as a wholly owned subsidiary of FMC under the laws of the State of Delaware on October 29, 1996, holds FMC’s title to residual interests in securitization trusts purchasing primarily non-TERI-guaranteed loans. GATE Holdings has a residual interest ranging between 10% and 100% of the funds available for distribution from these securitization trusts;

•       The National Collegiate Funding LLC, which was formed as a limited liability company under the laws of the State of Delaware on March 13, 2003 and a wholly owned subsidiary of GATE Holdings, is a depositor used in securitizations involving the private label loan trusts and holds FMC’s title to residual interests in the private label loan trusts. The National Collegiate Funding LLC has a residual interest ranging between 66% and 88% of the funds available for distribution from the private label loan trusts;

•       First Marblehead Data Services, Inc. (FMDS), which was incorporated as a wholly owned subsidiary of FMC under the laws of the Commonwealth of Massachusetts on April 1, 1996, provides administrative services to the securitization trusts that own the education loans once securitized;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
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

•       TERI Marketing Services, Inc., which was incorporated as a wholly owned subsidiary of FMER under the laws of the State of Delaware on May 14, 2001, provides marketing services to TERI; and

•       Union Federal Savings Bank (UFSB), a wholly owned subsidiary of FMC, is a federally chartered thrift. UFSB is a community savings bank located in North Providence, Rhode Island which offers retail mortgage loans, retail savings products, time deposit products and, as of April 2007, private education loans.

•       UFSB Private Loan SPV, LLC (UFSB-SPV), a wholly owned subsidiary at UFSB, is a limited liability company formed pursuant to the Delaware Limited Liability Company Act on July 13, 2007. UFSB-SPV provides short-term financing for private education loans originated by UFSB by periodically purchasing loans from UFSB (see Note 6(a)).

On June 20, 2001, FMC acquired TERI’s loan processing operations, including its historical database and workforce-in-place. FMER provides to TERI, under a Master Servicing Agreement, outsourced services including loan origination, customer service, default prevention, default processing and administrative services. TERI reimburses FMER on a monthly basis for expenses incurred relating to the services being performed on TERI’s behalf based on the terms of the Master Servicing Agreement (see Note 10).

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2007 included $95,937 held in money market funds and $10,334 of federal funds sold. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $8,168 and $10,158 at June 30, 2007 and June 30, 2006, respectively.

(b) Investments

The Company classifies all of its short-term investments as either held-to-maturity or available-for-sale investments. Held-to-maturity investments are carried at amortized cost. Available-for-sale investments are carried at fair value. The Company reports unrealized holding gains and losses within comprehensive income. Investments at June 30, 2007 primarily consist of variable rate demand notes. Variable rate demand notes may be redeemed as interest rates reset, which occurs at least monthly in the case of all securities held by the Company at June 30, 2007.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(c) Loans held for sale

Loans held for sale at June 30, 2007 are comprised of education and mortgage loans. Loans held for sale are carried at the lower of cost or fair value.

(d) Property and Equipment

The Company provides for depreciation using the straight-line method at rates adequate to depreciate the appropriate assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Software under development includes amounts capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Once certain criteria are met, SOP 98-1 requires the Company to capitalize certain payroll-related costs of employees directly associated with developing software, in addition to consulting costs incurred from third parties. Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Once certain capitalization criteria have been met during the other stages of the software’s development, directly attributable costs are capitalized. Property and equipment at June 30, 2007 and 2006 was as follows:

	2007	2006	Useful life
Equipment	$18,270	$13,331	3 - 5 years
Software	20,525	16,683	3 years
Software under development	13,377	2,799
Leasehold improvements	11,610	9,999	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	14,575	14,885	lease term
Furniture and fixtures	2,733	2,661	5 - 7 years
	81,090	60,358
Less accumulated depreciation and amortization	(39,179)	(23,615)
Total property and equipment, net	$41,911	$36,743

(e) Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions (including the determination of the present value of expected future cash flows) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the recognition and valuation of structural advisory fees and residuals. The Company considers the methods by which it makes these estimates and assumptions, as well as its policy with respect to the determination of whether or not to consolidate the securitization vehicles that it facilitates, to be critical accounting policies.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(f) Revenue Recognition

Structural Advisory Fees—General

Structural advisory fees are paid to the Company from securitization trusts for structuring and facilitating the securitization of the student loans and are recognized in service revenue when the loans are securitized. A portion of such fees is based upon a percentage of the loan balance in the loan pool securitized. The Company is entitled to these up-front structural advisory fees at the time of securitization. The Company is entitled to additional structural advisory fees over the life of the securitization trust once the assets of a securitization trust exceed its liabilities by amounts stipulated in the related indenture, which excess thresholds range from 3.0% to 5.0%. For the securitizations conducted in fiscal 2007, 2006 and 2005, additional structural advisory fees generally ranged between 0.15% and 0.30% of the student loan balances outstanding in the trusts and are accrued over the life of the securitization trusts and paid upon the achievement of the established threshold.

Residuals—General

The Company is entitled to receive over the life of the trust 66% to 88% of the residuals in private label loan trusts once the balance of the loans in each trust exceeds the balance of the debt issued by the trust by a fixed percentage ranging from 3.0% to 3.5%.

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

Structural advisory fees and residuals receivables are carried on the balance sheet at estimated fair value and are evaluated on a periodic basis based on the present value of expected future cash flows, using management’s estimates. These estimates are based on historical and third-party data, and the Company’s industry experience with the assumptions for default, prepayments, recoveries and discount rates commensurate with the risk involved, considering current outstanding student loan balances and current outstanding balances of borrowings in the securitization trusts.

Processing Fees from TERI

Processing fees from TERI consist of reimbursement of expenses incurred by FMER or FMC relating to services performed on behalf of TERI under the terms of the Master Servicing Agreement. Processing fees from TERI are recognized as services are performed.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Administrative and Other Fees

Administrative fees are paid by securitization trusts to FMDS periodically for the daily management of the trusts and for the services FMDS provides in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. The fee is based upon a percentage of the outstanding principal balance of the debt of each of the trusts. The fee varies with each separate securitization and can range from 5 basis points to 20 basis points. The Company recognizes such fees in service revenue when earned, as administrative services are provided.

The Company also records as other fees the reimbursement of out of pocket costs it receives from the private label trusts related to marketing coordination services performed for some of its clients.

(g) Goodwill and Intangible Assets

TERI

The Company has recorded goodwill in the amount of the excess of the purchase price paid to acquire TERI’s loan processing operations over the fair value of those assets. The goodwill consists of the fair value of workforce-in-place as well as certain direct acquisition costs and a fair value adjustment for liabilities assumed. Goodwill is not amortized but is evaluated for impairment at least annually, and the Company has concluded that goodwill was not impaired as of June 30, 2007.

The Company also recorded in 2001 intangible assets in the amount of the fair value of the loan database acquired from TERI. This database includes information such as borrower credit characteristics, borrowing practices, interest rates, fees and default rates and provides several significant competitive advantages. The data allows the Company to analyze risk trends and the amount of risk specific to the loans that become part of the securitizations that it structures. Additionally, the data assists in the Company’s default prevention efforts by providing a basis by which it monitors borrower default experiences. The Company also utilizes the database information to monitor and analyze student loan information in order to customize loan products for the Company’s third-party lender clients and to assist them in the risk-based pricing of the loan products. This loan database was valued based upon an appraisal obtained from an independent third party.

Intangible assets are amortized over their estimated useful life of five years, using the straight-line method. Capitalized costs paid to TERI for monthly database updates are amortized over five years from the date of capitalization. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of June 30, 2007, the Company had approximately $7,985 in gross identifiable intangible assets. During the year ended June 30, 2007, $248 of additional intangible assets was recognized relating to updates which add significant value and extend the useful life of the loan database purchased.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Total amortization expense associated with these intangible assets in fiscal 2007, 2006 and 2005 was $702, $1,467 and $1,317, respectively. Estimated future amortization expense for these assets during the next five fiscal years is as follows:

2008	$602
2009	502
2010	402
2011	302
2012	225

Union Federal Savings Bank

On November 30, 2006, the Company completed its acquisition of UFSB, a federally chartered community savings bank located in North Providence, Rhode Island with total assets and total liabilities at the time of acquisition of approximately $40,853 and $36,441, respectively. The financial results of UFSB are included in the Company’s financial statements subsequent to the acquisition date. The purchase price was allocated to acquired assets and liabilities based on their respective fair values at November 30, 2006. The Company recorded goodwill of $1,701 and a core deposit intangible of $1,311 as a result of this acquisition. The Company has concluded the goodwill was not impaired at June 30, 2007. The core deposit intangible will be amortized on a straight-line basis over a five year period and will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(h) Fair Value of Financial Instruments

The carrying values of the Company’s cash, cash equivalents and investments equals or approximates their fair value because of the short-term nature of these instruments. The carrying value of the loans held for sale and service receivables equals their fair value. The Company calculated the fair value of its debt using a discounted cash flow model and an estimate of current borrowing rates. The Company believes the carrying value of these instruments approximates their fair value.

(i) Consolidation

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
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

•       it did not have substantially all the risks and rewards of ownership, as TERI provides all of the student loan guarantees with respect to loans held by the private label trust;

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At June 30, 2007, the securitization trusts created after January 31, 2003 have met the criteria to be a qualified special-purpose entity (QSPE) as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Company did not consolidate these existing securitization trusts in its financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which the Company holds a variable interest that could result in the Company being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on its consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has issued an exposure draft that would amend FASB Statement No. 140. The FASB has announced that it expects to issue final guidance in 2008. The Company is monitoring the status of the exposure draft to assess its impact, if any, on its financial statements.

(j) Income Taxes

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
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(k) Stock Options

At June 30, 2007, the Company had four stock-based compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). The Company did not recognize any compensation cost related to option grants in its consolidated statements of income for the years ended on or prior to June 30, 2005, as options granted under the plans had an exercise price equal to or greater than fair market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the modified-prospective transition method.

For purposes of pro forma disclosures for periods prior to July 1, 2005, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s consolidated pro forma net income and net income per share for the year ended June 30, 2005, had the Company elected to recognize compensation expense for the granting of options under Statement 123 using the Black-Scholes option pricing model, is as follows:

2005
Net income—as reported	$159,665
Add: Total stock-based employee compensation expense included in reported net income, net of tax	276
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,640)
Net income—pro forma	$157,301
Net income per share—basic—as reported	$2.46
Net income per share—basic—pro forma	2.42
Net income per share—diluted—as reported	2.39
Net income per share—diluted—pro forma	2.35

For purposes of the table above and for grants made in fiscal 2006, the Company estimated the fair value of each option grant at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Assumption	2006	2005
Expected risk-free interest rate	4.21%	4.18%
Expected dividend yield	$0.48	n/a
Expected average life in years	5	5
Volatility	35%	32%

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

The weighted average grant date fair market value of stock options granted during fiscal 2006 and 2005, based on the Black-Scholes option pricing model, was $10.30 and $4.39, respectively. The Company did not grant any stock options in fiscal 2007.

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

(m) Treasury Stock

The Company’s treasury stock includes primarily shares of the Company’s stock purchased in open market transactions pursuant to repurchase programs approved by the Company’s Board of Directors. Treasury stock also includes shares of the Company’s stock forfeited by employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. On September 29, 2005, the Company’s Board of Directors approved a repurchase program of up to 7,500 shares of common stock. Through April 24, 2007, the Company repurchased an aggregate of 4,107 shares of its common stock under this program. On April 24, 2007, the Company’s Board of Directors approved the repurchase of up to 10,000 shares of common stock. The 10,000 shares authorized for repurchase under the current program included 3,393 shares available for repurchase as of April 25, 2007 under the previously authorized repurchase program. Through June 30, 2007, the Company had repurchased an aggregate of 7,526 shares of its common stock under these programs. The Company records treasury stock at cost including commissions. As of June 30, 2007, 8,831 shares of the Company’s common stock may be purchased under the current repurchase program, which does not have a fixed expiration date.

(n) New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, Fair Value Option for Financial Assets and Financial Liabilities, an amendment of FASB Statements No. 115. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009. The statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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
June 30, 2007, 2006 and 2005
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
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(3) Industry Segment Information

The Company’s activities are considered to be in a single industry segment for financial reporting purposes. The Company is engaged in the business of private education financial services and related activities. Substantially all income is derived from these activities.

(4) Service Receivables

Balance Sheet Data

Structural advisory fees and residuals receivables represent the present value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trusts, net of prepayment, default and recovery estimates. The fees are expected to be paid from the various securitization trusts to the Company. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER or FMC on TERI’s behalf.

The following table summarizes the changes in the fair value of the structural advisory fees receivable for the fiscal years ended June 30, 2007 and 2006:

	2007	2006
Fair value at beginning of period	$88,297	$53,371
Additions from new securitizations	43,984	33,685
Trust updates
Passage of time (present value accretion)	7,503	4,347
Impact of change in average prepayment rate assumption	(3,529)	—
Other factors	(2,611)	(3,106)
Net accretion	1,363	1,241
Fair value at end of period	$133,644	$88,297

The following table summarizes the changes in the fair value of the residuals receivable for the fiscal years ended June 30, 2007 and 2006:

	2007	2006
Fair value at beginning of period	$452,823	$247,275
Additions from new securitizations	182,744	177,309
Trust updates
Passage of time (present value accretion)	66,428	39,950
Impact of change in average prepayment rate assumption	(36,236)	—
Impact of change in discount rate assumption	26,680	—
Other factors	(27,324)	(11,711)
Net accretion	29,548	28,239
Fair value at end of period	$665,115	$452,823

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

The Company used the following loan performance assumptions for private label loan securitizations closed during fiscal 2007, 2006 and 2005:

	Percentage rate			Discount rate
Fiscal Year	Default	Recovery	CPR	Structural advisory fees	Residuals
2007	10.32%	40%	8%	7.02%	13%
2006	9.22	40	7	7.16	12
2005	8.7	40	7	5.96	12

The above receivables are anticipated to be collected over the estimated lives of the securitization trusts. For fiscal 2007 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 26 to 28 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2012. For the fiscal 2006 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 23 to 26 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in 2010. For the fiscal 2005 securitizations, the cash flows of the securitization trusts are expected to be collected over approximately 17 to 22 years and, based on the assumptions used, the structural advisory fees and residuals receivables are anticipated to be collected beginning in fiscal 2009. As the receivables are determined using various assumptions and factors, actual results may differ from these estimates.

The effect on the fair value of the structural advisory fees and residuals receivables based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2007, and changes in the assumed spread between 1 month LIBOR rates and auction rates, which are based on .05% and .10% changes, from the assumed levels for each key assumption is as follows:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$134,732	$134,188	$133,644	$133,100	$132,557
Change in receivables balance	0.81%	0.41%		(0.41)%	(0.81)%
Default recovery rate:
Total structural advisory fees	$133,644	$133,644	$133,644	$133,644	$133,644
Change in receivables balance	0.00%	0.00%		0.00%	0.00%
Annual prepayment rate:
Total structural advisory fees	$140,164	$136,798	$133,644	$130,667	$127,879
Change in receivables balance	4.88%	2.36%		(2.23)%	(4.31)%
Discount rate:
Total structural advisory fees	$144,324	$138,846	$133,644	$128,699	$123,995
Change in receivables balance	7.99%	3.89%		(3.70)%	(7.22)%

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$124,758	$129,076	$133,644	$138,196	$142,886
Change in receivables balance	(6.65)%	(3.42)%		3.41%	6.92%

	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%	Receivables balance	Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$679,567	$672,343	$665,115	$657,907	$650,676
Change in receivables balance	2.17%	1.09%		(1.08)%	(2.17)%
Default recovery rate:
Total residual fees	$664,957	$665,036	$665,115	$665,192	$665,270
Change in receivables balance	(0.02)%	(0.01)%		0.01%	0.02%
Annual prepayment rate:
Total residual fees	$739,711	$701,341	$665,115	$630,907	$598,543
Change in receivables balance	11.22%	5.45%		(5.14)%	(10.01)%
Discount rate:
Total residual fees	$791,550	$724,900	$665,115	$611,476	$563,123
Change in receivables balance	19.01%	8.99%		(8.06)%	(15.33)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$644,220	$655,288	$665,115	$671,231	$673,325
Change in receivables balance	(3.14)%	(1.48)%		0.92%	1.23%

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$670,993	$668,054	$665,115	$662,179	$659,243
Change in receivables balance	0.88%	0.44%		(0.44)%	(0.88)%

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effects above.

(5) Related Party Transaction

At June 30, 2007, the Company had invested approximately $84,329 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $118,043 of investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

(6) Borrowings

(a) Education Loan Warehouse Facility

In July 2007, UFSB-SPV entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from UFSB. The facility will terminate on July 16, 2008 or earlier if certain covenants are not maintained. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from conduit lenders. UFSB-SPV expects to repay advances it receives as education loans held by UFSB-SPV and pledged as collateral are securitized and transferred to the securitization trusts.

(b) Equipment Line of Credit

In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At June 30, 2007, the outstanding principal balance on amounts borrowed under this line of credit was $4,529.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(6) Borrowings (Continued)

(c) Teri

The Company entered into a Note Payable Agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company’s acquisition of TERI’s loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI’s software and network assets and $1,900 related to the acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding principal balance of this note payable at June 30, 2007 amounted to $1,843.

The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI’s loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding principal balance of this note payable at June 30, 2007 amounted to $1,891.

Principal payments due on notes payable to TERI in each fiscal year subsequent to June 30, 2007 are as follows:

2008	$852
2009	904
2010	960
2011	1,018
$3,734

(7) Retirement Plans

(a) Defined Contribution Plans—401(k)

At June 30, 2007, the Company maintained a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. The Company, at its option, can contribute to the plan for the benefit of its employees. Employee and employer contributions vest immediately. The Company made contributions of $3,093, $2,143 and $1,146 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

(b) Pension Plan

FMER had a non-contributory defined benefit pension plan, funded through group annuities, that covered certain FMER employees. During the second quarter of fiscal 2005, the Company recorded a net curtailment gain of $655 as the benefits under the plan were frozen. During the fourth quarter of fiscal 2007, the Company recorded a net settlement loss of $587 as the plan was terminated and all outstanding benefits were settled. The Company made a final contribution to the plan of $956 in the fourth quarter of fiscal 2007 to settle the $3,891 of benefits outstanding under the plan.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(8) 2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the Company’s 2003 employee stock purchase plan (Stock Purchase Plan). A total of 600 shares of common stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Participation is voluntary and eligible employees can participate in the Stock Purchase Plan after six months of employment. Employees who own 5% or more of the Company’s common stock are not eligible to participate in the Stock Purchase Plan. Under the Stock Purchase Plan, 37, 37 and 76 shares were issued during fiscal 2007, 2006 and 2005, respectively. In addition, 15 shares were issued in fiscal 2008.

(9) Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases expiring at various times through April 2014. Rent expense pursuant to these operating leases for the periods ended June 30, 2007, 2006 and 2005 was approximately $11,105, $10,060 and $8,169, respectively. Rent expense was net of sublease revenue of $655, $512 and $443 for the years ended June 30, 2007, 2006 and 2005, respectively.

At June 30, 2007, the Company had financed through non-cancelable capital leases furniture and equipment at a cost of $14,575 and accumulated depreciation of $8,793.

The future minimum lease payments required under these leases for each of the five fiscal years subsequent to June 30, 2007 and thereafter are as follows:

Fiscal year ending June 30,	Capital leases	Operating leases
2008	$3,611	$12,259
2009	1,343	9,711
2010	843	9,444
2011	—	9,439
2012	—	8,461
Thereafter	—	11,655
Total minimum lease payments	5,797	$60,969
Less amounts representing interest	(280)
Present value of future minimum lease payments	5,517
Less current portion	(3,432)
Long-term portion	$2,085

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(9) Commitments and Contingencies (Continued)

The amounts the Company is entitled to receive under non-cancelable subleases of office space for each of the five fiscal years subsequent to June 30, 2007 are as follows:

Fiscal year ending June 30,	Sublease payments
2008	$862
2009	887
2010	1,011
2011	1,011
2012	219
Total	$3,990

Loan Database

Under the terms of a database purchase and supplementation agreement dated June 30, 2001 between FMER and TERI, the Company pays a monthly purchase fee. The payments commenced on July 20, 2001 and are paid as consideration for the right to receive updates and queries to the loan database acquired in June 2001. In October 2004, this agreement, which had an initial term of five years, was renewed for an additional five-year term with monthly payments reduced from $62 to $21 commencing in July 2007.

Legal Proceedings

The Company is involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

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

(10) Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, education loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private education

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(10) Concentrations (Continued)

loans. As of June 30, 2007, TERI had a Baa3 counterparty rating from Moody’s Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings which was reaffirmed on April 2, 2007. TERI also had a rating of A from Dominion Bond Rating Service as of June 30, 2007. If these ratings are lowered, FMC’s clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC’s up-front structural advisory fee yields could decline or market conditions could dictate that FMC obtain additional credit enhancement for the asset-backed securitizations that it structures, the cost of which could result in lower revenues. Finally, if TERI’s ratings were downgraded below the ratings TERI held in January 2003, or if a rating agency were to place a negative watch on TERI, FMC’s agreement with Bank of America relating to the purchase of direct-to-consumer loans could be terminated. In January 2003, TERI had a Baa3 counterparty rating from Moody’s Investors Service and an insurer financial strength rating of A from Fitch Ratings. If TERI experiences a material adverse financial change such as a reduction of its credit rating below investment grade, Bank of America could suspend the processing of new applications for school channel loans.

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

The Master Loan Guaranty Agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed in a segregated reserve account which is held as collateral to secure TERI’s obligation to purchase defaulted education loans. This pledge account is held by a third-party financial institution for the benefit of the program lender until the student loans are securitized, at which point the account is pledged to the securitization trust that purchases the loans. The Master Loan Guaranty Agreement, as implemented through guaranty agreements with individual lenders, entitles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged account.

In October 2005, the Company entered into a supplement to the Master Loan Guaranty Agreement for securitizations of TERI-guaranteed loans during fiscal 2006. In accordance with the 2005 supplement, the administrative fee for securitizations of TERI-guaranteed loans in fiscal 2006 was 240 basis points multiplied by the principal balance of the loans originated and securitized. For securitizations completed during fiscal 2006, TERI’s ownership of the residual value of the TERI-guaranteed loans securitized ranged from 12 to 15 percent.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(10) Concentrations (Continued)

In August 2006, the Company entered into a supplement to the Master Loan Guaranty Agreement that provided as follows:

•       For each securitization closing between August 1, 2006 and June 30, 2007, TERI would be entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 may have ranged from 150 basis points to 240 basis points, at TERI’s election and subject to the parameters of each securitization trust. The Company agreed to attempt in good faith to structure its securitization transactions to accommodate TERI’s election.

•       For each securitization for which TERI elected to adjust the administrative fee, the Company made a corresponding adjustment to the relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elected to increase the amount of its administrative fee above 150 basis points, such an adjustment resulted in an increase in the Company’s ownership percentage, and a decrease in the ownership interest of TERI, by a percentage that resulted in an equivalent dollar reduction in the fair value of TERI’s residual ownership interest at the time of the securitization.

TERI received an administrative fee of 175 basis points for the securitization transaction the Company completed in the first quarter of fiscal 2007, 221 basis points for the securitization transaction the Company completed in the second quarter of fiscal 2007, 215 basis points for the securitization transaction the Company completed for the third quarter of fiscal 2007 and 212 basis points for the securitization transaction the Company completed in the fourth quarter of fiscal 2007. The Company expects to allow TERI to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters for the securitization transaction the Company plans to complete in the first quarter of fiscal 2008.

Under a Master Servicing Agreement with a term through June 2011, FMER provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. During fiscal 2007, processing fees from TERI represented approximately 15% of the Company’s total revenue.

PHEAA

As of June 30, 2007, there were seven TERI-approved loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(10) Concentrations (Continued)

received from borrowers. As of June 30, 2007, the Company utilized six of these servicers. As of June 30, 2007, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). If the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time-consuming and costly.

Revenue Concentration

Securitization-related fees from securitization trusts represented approximately 78% of total revenue in fiscal 2007. Securitization-related fees from securitization trusts represented approximately 74% of total revenue in fiscal 2006. Securitization-related fees from securitization trusts represented approximately 75% of total revenue in fiscal 2005. These securitization trusts purchased private student loans from several lenders including JP Morgan Chase Bank, N.A., Bank of America, N.A., and Charter One Bank, N.A. The Company did not recognize more than 10% of total service revenue from any other customer. Charter One Bank, N.A. serves as a program lender for the Company’s proprietary loan program as well as for additional education loan programs marketed by third parties and funded by Charter One Bank, N.A.

(11) Income Taxes

Components of income tax expense attributable to income from operations for the years ended June 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Current:
Federal	$118,067	$69,602	$56,649
State	34,859	18,398	16,467
Total current tax expense	152,926	88,000	73,116
Deferred:
Federal	81,899	57,916	33,228
State	21,609	1,878	11,080
Total deferred income tax expense	103,508	59,794	44,308
Income tax expense	$256,434	$147,794	$117,424

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(11) Income Taxes (Continued)

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Computed federal tax expense	$219,718	$134,314	$96,981
State tax, net of federal benefits	36,704	13,179	17,906
Other	12	301	2,537
Income tax expense	$256,434	$147,794	$117,424

The tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Deferred compensation	$2,911	$2,103
Other	1,369	—
Total net deferred tax asset	4,280	2,103
Deferred tax liability:
Residual fees, net	(187,412)	(137,095)
Structural advisory fees	(56,006)	—
Deferred recognition of intercompany income for tax	(3,852)	(3,548)
Deferred advertising costs	(3,976)	(2,039)
Depreciation	(782)	(2,461)
Other	—	(1,200)
Total deferred tax liability	(252,028)	(146,343)
Net deferred tax liability	$(247,748)	$(144,240)

During fiscal 2007, the Internal Revenue Service approved a change in the timing of the Company’s recognition of additional structural advisory fees as taxable income. As a result, the Company will pay income tax upon receipt, rather than recognition under GAAP, of such fees.

(12) Stockholders’ Equity and Stock Options

Stock Options

Under the 1996 stock option plan (1996 Plan), the Company could grant either incentive stock options (pursuant to Section 422 of the Internal Revenue Code) or non-statutory stock options to its officers and employees, and non-statutory stock options to consultants, for up to 10,500 shares of common stock. Options granted under the 1996 Plan generally vest ratably over four years in five equal installments beginning on the date of grant, and the term of each incentive stock option granted under the 1996 Plan

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(12) Stockholders’ Equity and Stock Options (Continued)

cannot exceed a period of ten years from the date of its grant. The 1996 Plan stipulates that the exercise price with respect to incentive stock options shall not be less than the fair market value of the stock on the day of grant as determined in good faith by the Board of Directors or the Compensation Committee of the Board of Directors. The Company has not granted stock options under the 1996 Plan since the adoption of the Company’s 2003 stock incentive plan (2003 Plan). During fiscal 2007, the 1996 Plan expired. As a result, the Company is no longer able to grant awards under this plan.

Under the 2002 director stock plan (2002 Plan), the Company may grant non-statutory stock options to non-employee members of its Board of Directors for up to 300 shares of common stock. Under the terms of the 2002 Plan, each non-employee director was granted an option to purchase 6 shares of common stock (i) as of the date of his or her initial election to the Board of Directors and (ii) annually on each September 20 (beginning September 20, 2003) if on that date the non-employee director had served on the Board of Directors for at least 180 days. The term of each option was ten years, and each option was immediately exercisable upon grant. The exercise price was set at the closing price of the Company’s common stock on the New York Stock Exchange on the last trading day immediately preceding the date of grant. On August 15, 2006, the Board of Directors suspended new awards under the 2002 Plan and adopted in their place a program under the 2003 Plan for grants of stock units to non-employee directors. As a result, each non-employee director of the Company will receive:

•       on the date of his or her initial election to the Board of Directors, 3 stock units under the 2003 Plan; and

•       an annual grant of 3 stock units under the 2003 Plan on September 20 of each year, if the non-employee director has then served on the Board of Directors for at least 180 days.

In each case, each stock unit represents the right to receive one share of common stock of the Company. A director may elect to defer delivery of the underlying shares until a later date in accordance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In September 2003, the Board of Directors and stockholders approved the 2003 Plan and reserved 1,800 shares of common stock for issuance under this plan. In fiscal 2006, the Board of Directors and stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2003 Plan from 1,800 to 4,050. Under the 2003 Plan, the Board of Directors, or one or more sub-committees of the Board, may grant options or other stock based awards to employees, directors, consultants or advisors. Prior to June 30, 2004, no options or awards had been issued under this plan. Through June 30, 2007, the Company granted in aggregate 993 restricted stock units to certain employees, of which 85 were canceled prior to June 30, 2007 as a result of voluntary terminations prior to vesting and 67 converted to shares of common stock of the Company upon vesting. In addition, the Company granted 1,200 stock options under this plan during fiscal 2005. These stock options were canceled in fiscal 2006 as a result of voluntary termination and are available for re-grant under the 2003 Plan. At June 30, 2007, 3,142 shares were available for future grant under the 2003 Plan.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(12) Stockholders’ Equity and Stock Options (Continued)

The following table summarizes information about stock options outstanding at June 30, 2007:

Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable
$0.67	6	3.00	$0.67	6
$3.33	38	5.16	3.33	38
$4.67	90	5.67	4.67	90
$8.10	30	6.19	8.10	30
$10.00	6	6.28	10.00	6
$19.04	30	8.22	19.04	30
$32.97	36	7.22	32.97	36
	236	6.17	11.08	236

The following table presents stock option activity for the fiscal years ended June 30, 2007, 2006 and 2005:

	Number of options	Weighted- average exercise price per share	Aggregate intrinsic value
Outstanding options at June 30, 2004	5,381	$1.65
Granted	1,236	49.51
Exercised	(3,515)	1.16	$119,016
Canceled	(465)	1.46
Outstanding options at June 30, 2005	2,637	24.77
Granted	36	19.04
Exercised	(744)	2.39	15,623
Canceled	(1,232)	48.84
Outstanding options at June 30, 2006	697	5.85
Granted	—	—
Exercised	(438)	3.11	17,805
Canceled	(23)	4.67
Outstanding options at June 30, 2007	236	11.08	6,492
Outstanding exercisable at June 30, 2007	236	11.08	6,492

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(12) Stockholders’ Equity and Stock Options (Continued)

The Company did not grant any restricted stock units prior to fiscal 2005. The following table presents restricted stock unit activity for the fiscal years ended June 30, 2007, 2006 and 2005.

	Number of restricted stock units	Weighted- average grant date fair value per share
Outstanding restricted stock units at June 30, 2004	—	—
Granted	125	33.43
Common stock issued at vest date	—	—
Canceled	(17)	32.44
Outstanding restricted stock units at June 30, 2005	108	33.58
Granted	489	21.66
Common stock issued at vest date	—	—
Canceled	(14)	39.88
Outstanding restricted stock units at June 30, 2006	583	23.43
Granted	379	34.23
Common stock issued at vest date	(67)	33.97
Canceled	(54)	30.70
Outstanding restricted stock units at June 30, 2007	841	26.99

As of June 30, 2007, there was $17,927 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock options and restricted stock units). That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(13) Net Income per Share

The following table sets forth the computation of basic and diluted net income per share of the Company’s common stock:

	Year ended June 30,
	2007	2006	2005
Net income	$371,331	$235,960	$159,665
Shares used in computing net income per common share—basic	94,296	95,366	97,550
Effect of dilutive securities:
Stock options	253	825	2,650
Restricted stock units	296	67	6
Dilutive potential common shares	549	892	2,656
Shares used in computing net income per common share—diluted	94,845	96,258	100,206
Net income per common share:
Basic	$3.94	$2.47	$1.64
Diluted	$3.92	$2.45	$1.59

(14) Unaudited Quarterly Information

The table below summarizes unaudited quarterly information for each of the three months in the fiscal years ended June 30, 2007 and 2006:

	Three months ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(in thousands, except per share data)
Total revenues	$302,945	$197,766	$180,163	$199,830
Non-interest expenses	65,599	58,983	60,897	67,476
Other income	—	—	13	3
Income tax expense	96,338	57,632	48,107	54,357
Net income	$141,008	$81,151	$71,172	$78,000
Net income per share:
Basic	$1.50	$0.86	$0.75	$0.83
Diluted	1.49	0.85	0.75	0.83

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

(14) Unaudited Quarterly Information (Continued)

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006
	(in thousands, except per share data)
Total revenue	$36,300	$232,130	$150,543	$150,062
Non-interest expenses	45,667	44,051	49,248	48,841
Other income	—	2,501	25	—
Income tax expense (benefit)	(3,925)	79,219	42,098	30,402
Net income (loss)	$(5,442)	$111,361	$59,222	$70,819
Net income (loss) per share:
Basic	$(0.06)	$1.17	$0.63	$0.75
Diluted	(0.06)	1.16	0.62	0.74

The Company’s quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing, size and structure of the securitizations that it structures. In fiscal 2006, the Company facilitated one securitization in the second quarter, one securitization in the third quarter, and two securitizations in the fourth quarter, but none in the first quarter. In fiscal 2007, the Company facilitated one securitization in each of the first three quarters and two securitizations in the fourth quarter.

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	Amended and Restated By-laws of the Registrant
10.1(2)†	Amended and Restated Note Purchase Agreement (Education One Loan Program) between the Registrant and Bank One, National Association, dated May 1, 2002, as amended
10.2(3)††

Sixth Amendment to Program Agreements (Bank One Campus Loan Program) among the Registrant, Bank One, National Association, The Education Resources Institute, Inc. and U.S. Bank, N.A., dated as of November 12, 2004

10.3(4) ††

Eleventh Amendment to Program Agreements (Education One Loan Program) among the Registrant, JPMorgan Chase Bank, N.A., successor by merger to Bank One, National Association and The Education Resources Institute, Inc., dated as of November 10, 2005

10.4††

Thirteenth Amendment to Program Agreements among the Registrant, JPMorgan Chase Bank, N.A., successor by merger to Bank One, N.A., The Education Resources Institute, Inc., and US Bank, National Association, dated as of May 1, 2006

10.5(5)††	Fifteenth Amendment to Program Agreements between the Registrant and JPMorgan Chase Bank, N.A., successor by merger to Bank One N.A., dated as of October 2, 2006
10.6(6)††	Note Purchase Agreement (Bank of America DTC Program) between the Registrant and Bank of America, N.A., dated as of April 1, 2006
10.7(6)	Amended and Restated Bank of America Direct to Consumer Loan Program: Umbrella Agreement between the Registrant and Bank of America, N.A., dated as of April 1, 2006
10.8(7)††	Amended and Restated Note Purchase Agreement (Bank of America School Channel Loan Programs) between the Registrant and Bank of America, N.A., dated as of June 30, 2006
10.9(7)	Bank of America School Channel Loan Programs: Amended and Restated Umbrella Agreement between the Registrant and Bank of America, N.A., dated June 30, 2006
10.10††	Note Purchase Agreement between the Registrant and Charter One Bank, N.A., dated March 25, 2004 (Astrive and astriveAlliance Loan Program f/k/a START)
10.11††	Marketing Coordination Agreement between the Registrant and Charter One Bank, N.A., dated as of April 26, 2005 (Astrive and astriveAlliance Loan Program f/k/a START), as amended
10.12(5)††	Amended and Restated Private Student Loan Servicing Agreement between the Registrant and Pennsylvania Higher Education Assistance Agency, dated as of September 28, 2006
10.13(2)†	Master Loan Guaranty Agreement between the Registrant and The Education Resources Institute, Inc., dated February 9, 2001
10.14(8)	Ninth Supplement to Master Loan Guaranty Agreement between the Registrant and The Education Resources Institute, Inc., dated July 28, 2006
10.15(2)†

Master Servicing Agreement between The Education Resources Institute, Inc. and First Marblehead Education Resources, Inc., dated July 1, 2001. The Registrant joins in the agreement for the limited purposes set forth therein

10.16(2)†	Marketing Services Agreement between The Education Resources Institute, Inc. and TERI Marketing Services, Inc., dated July 1, 2001

10.17(9)	Assignment and Assumption Agreement among The Education Resources Institute, Inc., TERI Marketing Services, Inc. and First Marblehead Education Resources, Inc., dated as of January 1, 2004
10.18(2)†

Database Sale and Supplementation Agreement among The Education Resources Institute, Inc. and First Marblehead Education Resources, Inc., dated June 20, 2001. The Registrant joins in the agreement for the limited purposes set forth therein

10.19(2)#	1996 Stock Option Plan, as amended to date
10.20(2)#	2002 Director Stock Plan
10.21(2)#	2003 Employee Stock Purchase Plan
10.22(10)#	2003 Stock Incentive Plan, as amended
10.23(11)#	Executive Incentive Compensation Plan
10.24(9)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan
10.25(11)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan
10.26(11)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan
10.27#	Form of Deferred Stock Unit Agreement evidencing director grants under the 2003 Stock Incentive Plan
10.28#	Form of Performance-based Restricted Stock Unit Agreement evidencing performance-based grants under the 2003 Stock Incentive Plan
10.29(12)#	Registration Rights Agreement among the Registrant and the Holders, as defined therein, dated as of November 3, 2004
10.30(11)#	Letter Agreement between the Registrant and Jack L. Kopnisky, dated August 16, 2005
10.31(11)#	Letter Agreement between the Registrant and Peter B. Tarr, dated June 10, 2005
10.32(2)#	Letter Agreement between the Registrant and John Hupalo, dated February 24, 2003
10.33(13)#	Letter Agreement between the Registrant and John Hupalo, dated October 14, 2005
10.34(7)#	Letter Agreement between the Registrant and Anne P. Bowen, dated April 28, 2004
10.35#	Letter Agreement between the Registrant and Andrew J. Hawley, dated April 9, 2004
10.36(14)#	Letter Agreement between the Registrant and Stephen E. Anbinder, dated June 27, 2006
10.37(15)#	Letter Agreement between the Registrant and Stephen E. Anbinder, dated May 8, 2007
10.38(11)#	Restricted Stock Unit Agreement between the Registrant and Peter B. Tarr, dated July 11, 2005
10.39(16)#	Restricted Stock Unit Agreement between the Registrant and Anne P. Bowen, dated October 26, 2004
10.40(16)#	Restricted Stock Unit Agreement between the Registrant and Andrew J. Hawley, dated October 26, 2004
10.41#	Summary of Director Compensation
10.42(13)	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement
10.43(2)	Indenture of Lease between the Registrant and BP Prucenter Acquisition LLC, dated September 5, 2003
10.44(17)	First Amendment, dated October 7, 2004, to Indenture of Lease between the Registrant and BP Prucenter Acquisition LLC

10.45(18)	Amended and Restated Standard Form Commercial Lease between the Registrant and OMV Associates Limited Partnership for 31 St. James Avenue, Boston, MA, dated February 18, 2004
10.46(19)	Second Amendment, dated September 30, 2004, to Amended and Restated Standard Form Commercial Lease between the Registrant and OMV Associates Limited Partnership
10.47(9)	Commercial Lease between the Registrant and Cabot Road Partners, LLC for One Cabot Road, Medford, MA, dated August 13, 2004
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

       (4) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 16, 2005.

       (5) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

       (6) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 10, 2006.

       (7) Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 12, 2006.

  (8) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on August 21, 2006.

       (9) Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004.

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

(13) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2005.

(14) Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on June 30, 2006.

(15) Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 10, 2007.

(16) Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K/A filed with the SEC on November 23, 2004.

(17) Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on October 8, 2004.

(18) Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

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