Form 10-Q
period 2007-09-30
FIRST MARBLEHEAD CORP
filed 2007-11-09
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of October 31, 2007, the registrant had 93,500,571 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.    Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$227,072	$106,271
Investments	153,221	128,650
Loans held for sale	200,911	37,052
Service receivables:
Structural advisory fees	160,807	133,644
Residuals	767,979	665,115
Processing fees from The Education Resources Institute (TERI)	14,304	10,909

Total service receivables	943,090	809,668

Property and equipment	85,536	81,090
Less accumulated depreciation and amortization	(43,374)	(39,179)

Property and equipment, net	42,162	41,911

Goodwill	4,878	4,878
Intangible assets, net	2,432	2,597
Prepaid income taxes	—	49,345
Other prepaid expenses	25,541	26,904
Other assets	14,553	7,187

Total assets	$1,613,860	$1,214,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$123,769	$53,523
Education loan warehouse facility	94,000	—
Accounts payable and accrued expenses	49,781	59,044
Income taxes payable	58,167	—
Net deferred income tax liability	289,346	247,748
Other liabilities	10,625	11,528

Total liabilities	625,688	371,843

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 150,000 shares authorized at September 30, 2007 and June 30, 2007; 101,053 and 100,874 shares issued at September 30, 2007 and June 30, 2007, respectively; 93,498 and 93,342 shares outstanding at September 30, 2007 and June 30, 2007, respectively	1,011	1,009
Additional paid-in capital	236,115	232,664
Retained earnings	935,054	791,953
Treasury stock, 7,555 and 7,532 shares held at September 30, 2007 and June 30, 2007, respectively, at cost	(183,825)	(183,070)
Accumulated other comprehensive income (loss)	(183)	64

Total stockholders' equity	988,172	842,620

Total liabilities and stockholders' equity	$1,613,860	$1,214,463

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,
	2007	2006
Service Revenues:
Up-front structural advisory fees	$177,542	$173,310
Additional structural advisory fees:
From new securitizations	24,304	16,586
Trust updates	2,859	1,965

Total additional structural advisory fees	27,163	18,551
Residuals:
From new securitizations	116,972	56,755
Trust updates	(14,108)	11,908

Total residuals	102,864	68,663
Processing fees from TERI	46,249	37,071
Administrative and other fees	21,761	4,226

Total service revenues	375,579	301,821
Net interest income	4,383	1,124

Total revenues	379,962	302,945

Non-interest expenses:
Compensation and benefits	32,003	31,608
General and administrative expenses	65,498	33,991

Total non-interest expenses	97,501	65,599

Income before taxes	282,461	237,346
Income tax expense	113,641	96,338

Net income	$168,820	$141,008

Net income per share, basic	$1.81	$1.50
Net income per share, diluted	1.80	1.49
Cash dividends declared per share	0.275	0.10
Weighted average shares outstanding, basic	93,437	94,290
Weighted average shares outstanding, diluted	93,796	94,950

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except per share amounts)

	Common stock						Accumulated other comprehensive income (loss), net of tax
	Issued		In treasury
					Additional paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2007	100,874	$1,009	(7,532)	$(183,070)	$232,664	$791,953	$64	$842,620
Comprehensive income
Net income	—	—	—	—	—	168,820	—	168,820
Accumulated other comprehensive income (loss), net	—	—	—	—	—	—	(247)	(247)

Total comprehensive income	—	—	—	—	—	—	—	168,573
Options exercised	5	—	—	—	16	—	—	16
Stock issuance through employee stock purchase plan	15	—	—	—	490	—	—	490
Net stock issuance from vesting of restricted stock units	159	2	(23)	(755)	(2)	—	—	(755)
Stock-based compensation	—	—	—	—	2,378	—	—	2,378
Cash dividends declared ($0.275 per share)	—	—	—	—	—	(25,719)	—	(25,719)
Tax benefit from employee stock options	—	—	—	—	569	—	—	569

Balance at September 30, 2007	101,053	$1,011	(7,555)	$(183,825)	$236,115	$935,054	$(183)	$988,172

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$168,820	$141,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,422	3,877
Deferred income tax expense	41,598	17,308
Stock-based compensation	2,378	1,542
Change in assets/liabilities:
(Increase) in loans held for sale	(164,106)	—
(Increase) in structural advisory fees	(27,163)	(18,551)
(Increase) in residuals	(102,864)	(68,663)
(Increase) in processing fees from TERI	(3,395)	(1,884)
Net change in income taxes	107,512	75,328
Decrease in other prepaid expenses	1,363	761
(Increase) decrease in other assets	(7,366)	685
(Decrease) in accounts payable, accrued expenses, and other liabilities	(9,135)	(5,127)

Net cash provided by operating activities	12,064	146,284

Cash flows from investing activities:
Dispositions of investments	429	56,750
Purchases of investments	(25,000)	(45,000)
Purchases of property and equipment	(4,246)	(3,031)
Payments to TERI for loan database updates	(62)	(62)

Net cash (used in) provided by investing activities	(28,879)	8,657

Cash flows from financing activities:
Increase in deposits	70,246	—
Increase in education loan warehouse facility	94,000	—
Repayment of capital lease obligations	(1,023)	(955)
Repayment of notes payable due to TERI	(208)	(196)
Tax benefit from stock-based compensation	569	2,501
Issuances of common stock	506	884
Repurchases of common stock	(755)	(13,926)
Cash dividends on common stock	(25,719)	(9,434)

Net cash provided by (used in) financing activities	137,616	(21,126)

Net increase in cash and cash equivalents	120,801	133,815
Cash and cash equivalents, beginning of period	106,271	75,711

Cash and cash equivalents, end of period	$227,072	$209,526

Supplemental disclosures of cash flow information:
Interest paid	$2,471	$193

Income taxes paid	$712	$999

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$200	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

  Nature of Business

        The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions, educational institutions, businesses, and other enterprises with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company also receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI's behalf, reimbursement for marketing coordination services it provides to certain clients, marketing premiums it receives from its proprietary brands and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates. FMC's subsidiary Union Federal Savings Bank (Union Federal) is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and, since April 2007, private student loans.

  Basis of Presentation

        The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including the determination of the fair value of expected future cash flows, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2007 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007.

  Student Loan Market Seasonality and Revenue Related to Securitization Transactions

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In general, the Company processes the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also tends to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. This seasonality of loan originations impacts the timing and size of securitization transactions, the amount of processing fees from TERI that the Company earns in a particular quarter, and the level of expenses incurred to process the higher origination activity.

        The Company closed two securitization transactions in the first quarter of fiscal 2008. During fiscal 2007, the Company closed one securitization transaction in each of the first, second and third quarters and closed two securitization transactions in the fourth quarter. Variations in the size, timing and type of financing transactions the Company facilitates will also contribute to variability in quarterly operating results.

  Concentrations

  TERI

        TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, education loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company's clients' private education loans. As of September 30, 2007, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings, which was subsequently downgraded to a rating of A on October 25, 2007. TERI also had a rating of A from Dominion Bond Rating Service as of September 30, 2007. Dominion Bond Rating Service initiated coverage of TERI on May 15, 2007. If these ratings are lowered, FMC's clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC's up-front structural advisory fee yields could decline or market conditions could dictate that FMC obtain additional credit enhancement for the asset-backed securitizations that it structures, the cost of which could result in lower revenues. Finally, if TERI's ratings were downgraded below the ratings TERI held in January 2003, or if Moody's Investors Service or Fitch Ratings were to place a negative watch on TERI, FMC's agreement with Bank of America relating to the purchase of direct-to-consumer loans would terminate. In January 2003, TERI had a Baa3 counterparty rating from Moody's Investors Service and an insurer strength rating of A from Fitch Ratings. If TERI experiences a material adverse financial change such as a reduction of its credit rating below investment grade, Bank of America could suspend the processing of new applications for school channel loans.

        In February 2001, FMC and TERI entered into a Master Loan Guaranty Agreement, which granted TERI a right of first refusal to guarantee loans under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. In addition, the Master Loan Guaranty Agreement provides a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans. In June 2001, the Company acquired TERI's loan processing operations and the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise a significant portion of TERI's guarantee business, although the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. In October 2004, the

Company renewed the Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

        The Master Loan Guaranty Agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed in a segregated reserve account which is held as collateral to secure TERI's obligation to purchase defaulted education loans. This account is held by a third-party financial institution for the benefit of the program lender until the student loans are securitized, at which point the account is pledged to the securitization trust that purchases the loans. The Master Loan Guaranty Agreement, as implemented through guaranty agreements with individual lenders, entitles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged account.

        In August 2006, the Company entered into a supplement to the Master Loan Guaranty Agreement that provided as follows:

  •
  For each securitization closing between August 1, 2006 and June 30, 2007, TERI would be entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 could have ranged from 150 basis points to 240 basis points, at TERI's election and subject to the parameters of each securitization trust.

  •
  For each securitization for which TERI elected to adjust the administrative fee, the Company made a corresponding adjustment to the relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elected to increase the amount of its administrative fee above 150 basis points, such an adjustment resulted in an increase in the Company's ownership percentage, and a decrease in the ownership interest of TERI, by a percentage that resulted in an equivalent dollar reduction in the fair value of TERI's residual ownership interest at the time of the securitization.

        In September 2007, the Company entered into an additional supplement to the Master Loan Guaranty Agreement. This additional supplement provides that for each fiscal year between July 1, 2007 and June 30, 2011, TERI may make an annual election to adjust the amount of its administrative fee, and the amount deposited into the pledged account, within the parameters set forth in the August 2006 supplement. TERI's election applies to all securitizations of TERI-guaranteed loans completed during the applicable fiscal year. TERI elected to receive an administrative fee of 240 basis points for any securitization transactions the Company completes in fiscal 2008. The Company has agreed to attempt in good faith to structure its securitization transactions to accommodate TERI's election.

        Under a Master Servicing Agreement with a term through June 2011, First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI's loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. During the first quarter of fiscal 2008 and 2007, processing fees from TERI represented approximately 12% of the Company's total revenue.

  PHEAA

        As of September 30, 2007, there were seven TERI-approved student loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of September 30, 2007, the Company utilized six of these servicers. These arrangements allow the Company to avoid incurring the overhead investment of servicing operations in administering loan-level activity. As with any external service provider, there are risks associated with inadequate or untimely services. As of September 30, 2007, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). If the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved student loan servicer, which could be time-consuming and costly.

  Revenue Concentration

        Securitization-related fees from the trusts used to securitize student loans in the first quarter of fiscal 2008 represented approximately 84% of total revenue. These securitization trusts purchased private student loans from several lenders including JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Union Federal. RBS Citizens, N.A. is the successor by merger of Charter One Bank, N.A. and Citizens Bank of Rhode Island each of which originated loans sold in the securitizations completed in the first fiscal quarter. The Company did not recognize more than 10% of total revenue from any other customer. RBS Citizens, N.A. serves as a program lender for the Company's proprietary loan programs as well as for additional education loan programs marketed by third parties and funded by RBS Citizens, N.A.

  Significant Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company's financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company's securitization-related service revenue, and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of

Operations—Executive Summary—Application of Critical Accounting Policies and Estimates". For a discussion of a change made in the first quarter of fiscal 2008 to the discount rate assumption used to determine the fair value of the Company's residual receivable see Note 2.

  Cash and Cash Equivalents

        Cash and cash equivalents at September 30, 2007 included $182,606 held in money market funds owned by FMC and $44,466 of federal funds sold held by Union Federal. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $8,236 and $8,168 at September 30, 2007 and June 30, 2007, respectively.

  Loans Held for Sale

        Loans held for sale at September 30, 2007 are comprised of education and mortgage loans. Loans held for sale are carried at the lower of cost or fair value.

  Income Taxes

        In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company's estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The Company has a net deferred income tax liability primarily because, under GAAP, it recognizes residuals and additional structural advisory fees in financial statement income earlier than they are recognized for income tax purposes. The net deferred income tax liability increased during the first quarter of fiscal 2008 primarily as a result of the increase in residual and additional structural advisory fee revenue recognized during the first quarter of fiscal 2008, which more than offset the recognition of taxable income from the securitization trusts.

        Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in the Company's financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

        The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position or results of operations. The Company had approximately $25,708 of unrecognized tax benefits at June 30, 2007. If recognized, approximately $16,710 of the unrecognized tax benefit would decrease the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to unrecognized tax positions as components of income tax expense.

        The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The Internal Revenue Service (IRS) completed an examination of the

Company's U.S. income tax return for the year ended June 30, 2004. All significant state and local income tax matters have been concluded through June 30, 2003. The Company's state income tax returns for the year ended June 30, 2004, and state and federal income tax returns for the years ended June 30, 2005, 2006 and 2007 remain subject to examination.

(2) Service Receivables

        Additional structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the securitization trusts. The fees are expected to be paid to the Company from the various separate securitization trusts that have purchased student loans facilitated by the Company. Private label loans guaranteed by TERI have generally been purchased by several separate private label loan trusts. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI's behalf.

        The Company conducted two securitization transactions in the first quarter of fiscal 2008 and one securitization transaction in the first quarter of fiscal 2007. On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance assumptions that the Company considers in its fair value estimates, such as default, recovery, prepayment, auction, and forward London Interbank Offered Rate, or LIBOR, rates.

        During fiscal 2007, the Company facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of the Company's securitization trusts. Triple B-rated issuances, in effect, enabled the Company to monetize a portion of its securitization-related revenues that previously would have been recognized as residuals. Accordingly, the Company believed that market developments had provided it with a meaningful basis to revise its input for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, the Company applied a market based discount rate equal to the trailing 12 month average of the one month LIBOR + 1.75% to value the portion of the residuals that it believed qualified as investment grade in pre-fiscal 2007 private label trusts. That portion of the residuals that the Company believed did not qualify as investment grade was discounted at 13%, as it was in the securitization trusts that issued Triple B-rated securities.

        The securitization transactions facilitated in the first quarter of fiscal 2008 did not involve the issuance of Triple B-rated securities, and the Company believes, as of the date of this quarterly report, that recent volatility in the asset-backed securities market has resulted in an inability to issue Triple B-rated securities as the market for those securities does not presently exist. Accordingly, the Company has adjusted its input in determining the discount rate applied in estimating the fair value of residuals from securitization trusts that have not issued Triple B-rated securities to 12%. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of our residual receivable of $25.2 million which was recognized in the first quarter of fiscal 2008.

        Except for the changes to the discount rates applied to residuals and additional structural advisory fees, the Company did not materially change any valuation assumptions during the first quarter of fiscal

2008 or fiscal 2007. The Company will continue to monitor the performance of the trust assets against its expectations, as well as other inputs necessary to estimate the fair value of its structural advisory fees and residuals receivables. The Company will make such adjustments to its estimates as it believes are necessary to value properly its receivables balances at each balance sheet date.

        The following table summarizes changes in the estimated fair value of the Company's structural advisory fees receivable during the first quarters of fiscal 2008 and fiscal 2007:

	Three months ended September 30,
	2007	2006
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	16,586
Trust updates
Passage of time (fair value accretion)	2,410	1,590
Other factors	449	375

Net accretion	2,859	1,965

Fair value at end of period	$160,807	$106,848

        The following table summarizes the changes in the estimated fair value of the Company's residuals receivable during the first quarters of fiscal 2008 and fiscal 2007:

	Three months ended September 30,
	2007	2006
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	56,755
Trust updates
Passage of time (fair value accretion)	19,903	13,709
Increase in discount rate assumption	(25,182)	—
Other factors	(8,829)	(1,801)

Net accretion	(14,108)	11,908

Fair value at end of period	$767,979	$521,486

        For a discussion of the sensitivity of the additional structural advisory fees and residuals receivable to variations in our assumptions and estimates, see "Service Revenue and Receivables" and "Sensitivity Analysis" under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates".

(3) Related Party Transaction

        At September 30, 2007, the Company had invested approximately $151,763 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $144,148 of investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company's directors own approximately 65% of Milestone Group Partners.

(4) Education Loan Warehouse Facility

        In July 2007, UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal, entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from Union Federal. The facility will terminate on July 16, 2008 or earlier if certain covenants are not maintained. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from conduit lenders. UFSB-SPV expects to repay advances it receives as education loans held by UFSB-SPV are sold to securitization trusts in transactions facilitated by the Company.

(5) Stockholders' Equity

  2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan. A total of 4,050 shares of FMC's common stock (Common Stock) are authorized for issuance pursuant to awards under this plan. During the first quarter of fiscal 2008, the Company granted 366 restricted stock units, each such restricted stock unit representing the right to receive one share of Common Stock upon vesting. As of September 30, 2007, there were 1,040 restricted stock units outstanding and 2,783 shares available for future grant under this plan.

  2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 15 and 22 shares of Common Stock were issued in July 2007 and July 2006, respectively. At September 30, 2007, 436 shares were available for future purchase under the Stock Purchase Plan.

  Share Repurchase Program

        On April 24, 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date. Through September 30, 2007, the Company had repurchased an aggregate of 1,169 shares of its Common Stock under this program.

  Cash Dividend

        During the first quarter of fiscal 2008 the Board of Directors declared a cash dividend of $0.275 per share on the Common Stock. The dividend was paid on September 28, 2007 to stockholders of record at the close of business on September 24, 2007.

  Stock Split

        On November 9, 2006, the Board of Directors approved a three-for-two split of Common Stock which was effected in the form of a stock dividend distributed on December 4, 2006 to stockholders of record at the close of business on November 20, 2006. As such, all prior period share data have been retroactively adjusted to reflect the stock split.

(6) Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share of Common Stock:

	Three months ended September 30,
	2007	2006
Net income	$168,820	$141,008

Shares used in computing net income per common share—basic	93,437	94,290
Effect of dilutive securities:
Stock options	123	456
Restricted stock units	236	204

Dilutive potential common shares	359	660

Shares used in computing net income per common share—diluted	93,796	94,950

Net income per common share:
Basic	$1.81	$1.50

Diluted	$1.80	$1.49

(7) New Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, Fair Value Option for Financial Assets and Financial Liabilities, an amendment of FASB Statements No. 115. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009. The statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations and financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks, assumptions and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part II of this quarterly report.

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

  •
  borrower inquiry and application;

  •
  loan origination and disbursement;

  •
  loan securitization; and

  •
  loan servicing.

We receive fees for the services we provide in connection with our clients' private student loans, including processing and structuring and administering securitizations of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 38 securitization transactions since our formation in 1991.

        We do not take a direct ownership interest in the student loans our clients generate, nor do we serve as a guarantor with respect to any student loan programs that we facilitate. We assist the lenders in our loan programs in selecting the underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Our lender clients have the opportunity to mitigate their credit risk through a loan repayment guarantee by TERI pursuant to which TERI guarantees repayment of the borrower's loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI's underwriting criteria. Beginning in April 2007, our wholly-owned subsidiary Union Federal Savings Bank, began serving as an additional lender for our proprietary brands of private student loans. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

        The primary driver of our results of operations and financial condition is the volume of student loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the first quarters of fiscal 2008 and fiscal 2007.

	Three months ended September 30,
			% Increase
	2007	2006
	(dollars in thousands)
Approximate student loan applications processed	811,000	472,000	72%
Approximate number of student loans facilitated	206,000	159,000	30%
Approximate number of student loans facilitated that were also available to us for securitization	181,000	138,000	31%
Principal amount of student loans facilitated	$2,401,541	$1,676,162	43%
Principal amount of student loans facilitated that were also available to us for securitization	$2,227,380	$1,522,231	46%
Principal and accrued interest balance of student loans securitized	$2,027,079	$1,386,132	46%
Principal balance of student loans facilitated and available to us at period end for later securitization	$1,103,539	$826,668	33%

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

        In June 2001, we acquired TERI's loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the student loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. TERI reimburses us for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we have entered into with TERI, we have also agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans, and granted to TERI a right of first refusal to provide a third-party guarantee of our private label clients' existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011.

        Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at "cost" in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the student loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we would provide outsourcing services, but would not have the exclusive right to securitize the student loans that they originate.

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

  •
  the private student loan securitization market, including the costs or availability of financing and market receptivity to Triple B-rated student loan asset backed notes and auction rate notes;

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

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

  •
  Up-front.  We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans, or shortly thereafter. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. In the securitizations of TERI-guaranteed loans that we facilitated during the first quarter of fiscal 2008, these fees were 8.7% of the aggregate principal and capitalized interest of the loans securitized. For the securitizations of TERI-guaranteed loans we facilitated in fiscal 2007, these fees ranged from 11.7% to 13.1% of the aggregate principal and capitalized interest of the loans securitized. The four private label loan trusts we facilitated in fiscal 2007 issued Triple B-rated securities, the only such issuances by any of our securitizations trusts. The issuance of Triple B-rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions; and

    •
    Additional.  We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105%. The level applicable to a particular private label loan trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

  •
  Administrative and other fees.  Our administrative and other fees represent primarily the marketing fees earned by our subsidiary, Union Federal, upon the securitization of education loans, as well as the reimbursement of out of pocket costs we receive at the time of securitization related to marketing coordination services performed for some of our clients. Our administrative and other fees also include the administrative fees we receive from the trusts for their daily management and services we provide in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. Our fees for performing these services range from 5 to 20 basis points per year based on the student loan balance in the trust.

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

        Under GAAP, we are required to estimate the fair value of the additional structural advisory fees and residuals as if they are investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivable on our balance sheet at estimated fair value using a discounted cash flow model. Because there are no quoted market prices for our additional structural advisory fees and residuals receivable, we use certain key assumptions to estimate their values. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables." We estimate the fair value both initially and at each subsequent quarter and reflect the change in the value in earnings for that period.

        We generally recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services. We recognize marketing coordination fees and marketing premiums earned on proprietary brands which are components of administrative and other fees, at the time the securitization trust purchases the loans derived from the related marketing coordination services.

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied and may continue to vary on a quarterly basis primarily because of the timing, size and structure of the securitizations that we facilitate. We facilitated two securitization transactions in the first quarter of fiscal 2008. In fiscal 2007, we facilitated one securitization in each of the first, second and third quarters and two securitizations in the fourth quarter. We expect to facilitate securitizations in each remaining quarter of fiscal 2008, although the timing, size or structure of any capital markets transactions could be affected by recent volatility in the capital markets. Variations in the size or structure of each securitization transaction could continue to result in variability of our operating results on a quarterly basis. The following tables set forth our quarterly revenue and net income for the first quarter of fiscal 2008 and each quarter of fiscal 2007:

First quarter fiscal 2008
(in thousands)
Total revenues	$379,962
Net income	168,820
	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$302,945	$197,766	$180,163	$199,830	$880,704
Net income	141,008	81,151	71,172	78,000	371,331

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

        Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2007, which are included in our

Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

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

  Service Revenue and Receivables

        For a discussion of our revenue recognition policies, see "—Recognition and Valuation of Service Revenue."

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

        The following table shows the approximate weighted average loan performance assumptions at September 30, 2007 for our private label loan trusts:

				Percentage discount rate
	Percentage rate
Trust					Structural advisory fees
	Default	Recovery	Prepayments	Residuals
Private label loan trusts	9.68%	40%	8%	12.25%	6.59%

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

        Prepayment Rates.    Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at certain points in the life of the loans as a result of a number of factors, including a prolonged unfavorable interest rate environment. During the third quarter of fiscal 2007, we altered our assumption regarding the annual rate of prepayments that we use to estimate the fair value of our residual and structural advisory fee receivables. The increase of this assumption from an average over the life of the trusts of 7% to 8% resulted in a decrease in the fair value of the residual receivable of $36.2 million and a decrease in the fair value of the additional structural advisory fee receivable of $3.5 million. We recognized both of these decreases in the third quarter of fiscal 2007.

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

        During fiscal 2007, we facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of our securitization trusts. Triple B-rated issuances, in effect, allowed us to monetize a portion of our securitization-related revenues that previously would have been recognized as residuals. Accordingly, we believed that market developments had provided us with a meaningful basis to revise our input for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, we applied a discount rate equal to the trailing 12-month average of the one-month LIBOR + 1.75% to value the portion of the residuals that we believed qualified as investment grade in the pre-fiscal 2007 private label trusts. That portion of the residuals that we believed did not qualify as investment grade was discounted at 13%, as it was in the securitization trusts that issued Triple B-rated securities. The decrease in the aggregated average discount rate resulted in an increase in the fair value of our residual receivable of $26.7 million which we recorded in the third quarter of fiscal 2007.

        The securitization transactions facilitated in the first quarter of fiscal 2008 did not involve the issuance of Triple B-rated securities and we believe, as of the date of this quarterly report, that recent volatility in the ABS market has resulted in an inability to issue Triple B-rated securities as the market for those securities does not presently exist. Accordingly, we have adjusted our input in determining the discount rate applied in estimating the fair value of residuals from securitization trusts that have not issued Triple B-rated securities to 12%. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of our residual receivable of $25.2 million which was recognized in the first quarter of fiscal 2008.

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury Note rate plus 200 basis points. We believe that such a spread is an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structural and corporate debt securities. Between the first quarters of fiscal 2008 and 2007, the 10-year U.S. Treasury Note rate decreased four basis points. We applied a discount rate of 6.59% at September 30, 2007 and 6.63% at September 30, 2006. An increase in the 10-year U.S. Treasury Note rate has the effect of decreasing the estimated fair value of our structural advisory fees receivable, while a decrease in the rate has the opposite effect on our estimate of fair value.

        Four private label loan trusts have issued auction rate notes to finance, in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. As of September 30, 2007, we used a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each trust. The spread over LIBOR used to estimate the future cost of funding considers both current auction rates for each trust and expected auction rates based on the historical performance of the auction rate market.

        Except for the changes to the discount rates applied to residuals and additional structural advisory fees, we did not materially change any valuation assumptions during the first quarters of fiscal 2008 or 2007. We will continue to monitor the performance of the trust assets against our expectations, and will make such adjustments to our estimates as we believe are necessary to value properly our receivables balances at each balance sheet date.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement, including payments as a result of loan consolidation activity. Because most credit defaults are reimbursable by third parties, increases in defaults generally have the same effect as increases in prepayments. If defaults increase beyond the level of expected third-party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts' student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

        The following table shows the estimated change in our structural advisory fees and residuals receivable balances at September 30, 2007 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at September 30, 2007, and changes in the assumed spread between

1-month LIBOR rates and auction rates, which are based on .05% and .10% changes from the assumed levels for each key assumption:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$162,139	$161,463	$160,807	$160,141	$159,476
Change in receivables balance	0.83%	0.41%		(0.41)%	(0.83)%
Default recovery rate:
Total structural advisory fees	$160,807	$160,807	$160,807	$160,807	$160,807
Change in receivables balance	0.00%	0.00%		0.00%	0.00%
Annual prepayment rate:
Total structural advisory fees	$168,726	$164,637	$160,807	$157,216	$153,841
Change in receivables balance	4.92%	2.38%		(2.23)%	(4.33)%
Discount rate:
Total structural advisory fees	$172,902	$166,621	$160,807	$154,955	$149,533
Change in receivables balance	7.52%	3.62%		(3.64)%	(7.01)%
	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$149,692	$155,084	$160,807	$166,567	$172,447
Change in receivables balance	(6.91)%	(3.56)%		3.58%	7.24%
	Percentage change in assumptions			Percentage change in assumptions
Residuals			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$784,980	$776,286	$767,979	$759,482	$750,966
Change in receivables balance	2.21%	1.08%		(1.11)%	(2.22)%
Default recovery rate:
Total residual fees	$767,822	$767,901	$767,979	$768,057	$768,134
Change in receivables balance	(0.02)%	(0.01)%		0.01%	0.02%
Annual prepayment rate:
Total residual fees	$852,873	$809,210	$767,979	$728,969	$692,000
Change in receivables balance	11.05%	5.37%		(5.08)%	(9.89)%
Discount rate:
Total residual fees	$922,165	$840,717	$767,979	$702,857	$644,418
Change in receivables balance	20.08%	9.47%		(8.48)%	(16.09)%
	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$734,731	$751,394	$767,979	$780,488	$789,208
Change in receivables balance	(4.33)%	(2.16)%		1.63%	2.76%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$777,033	$772,504	$767,979	$763,455	$758,931
Change in receivables balance	1.18%	0.59%		(0.59)%	(1.18)%

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

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied Financial Accounting Standards Board, or FASB, Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN No. 46, in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At September 30, 2007, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has issued an exposure draft that would amend FASB Statement No. 140. The proposed amendment would, among other things, change the requirements that an entity must meet to be considered a QSPE. We are monitoring the status of the exposure draft to assess its impact, if any, on our financial statements.

Results of Operations

Three months ended September 30, 2007 and 2006

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

        Our estimates of the allocation by marketing channel of our securitization revenues for the first quarters of fiscal 2008 and 2007, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

					Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized			Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(3)
	(dollars in millions)
Fiscal 2008
September 2007	Direct to consumer	$1,640	(1)	81%	9.6%	1.2%	6.6%	17.3%
	School channel	387	(1)	19	5.1	1.2	2.5	8.8

	Total	$2,027	(1)

	Blended yield(2)				8.7	1.2	5.8	15.7
Fiscal 2007
September 2006	Direct to consumer	$973		70	14.7	1.2	5.1	21.0
	School channel	413		30	7.3	1.2	1.7	10.2

	Total	$1,386

	Blended yield(2)				12.5	1.2	4.1	17.8

(1)
Includes total principal and accrued interest balance of loans securitized in separate transactions involving The National Collegiate Student Loan Trust 2007-3 and The National Collegiate Student Loan Trust 2007-4.

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

        Market demand for asset-backed securities has been volatile. This volatility has negatively affected, and may continue to negatively affect, the cost and availability of certain financing structures previously utilized in the securitization transactions that we have facilitated, including the issuance of subordinate classes of asset-backed securities.

  Up-front structural advisory fees

        The up-front component of structural advisory fees increased to $177.5 million during the first quarter of fiscal 2008 from $173.3 million during the first quarter of fiscal 2007. The increase in up-front structural advisory fees between periods was primarily due to an increase in the volume of loans securitized offset by a decrease in the up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield. The securitization trust we facilitated in the first quarter of fiscal 2007 issued Triple B-rated securities, resulting in a higher up-front structural advisory fee yield compared to the securitization trusts we facilitated in the first quarter of fiscal 2008, which did not issue Triple B-rated securities. As of the date of this quarterly report, we do not believe that the securitization trust we expect to facilitate in the second fiscal quarter will issue Triple B-rated securities.

        The following table reflects the changes in up-front structural advisory fees attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the receipt of cost of issuance funds for the first quarter of fiscal 2008:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee yield and loan mix	Receipt of cost of issuance funds	Total change
	(in thousands)
Three months ended September 30, 2007	$2,027,079	$80,138	$(76,491)	$585	$4,232

        The receipt of cost of issuance funds represents the receipt of remaining funds in a trust's cost of issuance account once the trust has paid all costs associated with its issuance of asset-backed securities.

  Additional structural advisory fees

        The additional component of structural advisory fees increased to $27.2 million during the first quarter of fiscal 2008 from $18.6 million during the first quarter of fiscal 2007. The increase in additional structural advisory fees between periods was primarily due to increases in the aggregate securitization volume.

        The following table reflects the changes in additional structural advisory fees attributable to the changes in securitization volume, changes in fee yield and loan mix, and the updates to prior trusts for the first quarter of fiscal 2008:

	Additional structural advisory fees
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in fee yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Three months ended September 30, 2007	$2,027,079	$7,669	$49	$894	$8,612

        The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the first quarters of fiscal 2008 and 2007:

	Three months ended September 30,
	2007	2006
	(in thousands)
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	16,586
Trust updates
Passage of time (fair value accretion)	2,410	1,590
Other factors	449	375

Net accretion	2,859	1,965

Fair value at end of period	$160,807	$106,848

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect to begin to receive approximately five to seven years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rate experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        During the first quarter of fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $2.9 million. During the first quarter of fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $2.0 million. The increase in both periods was primarily due to the accretion of discounting inherent in the fair value estimates.

        For a discussion of changes we made during fiscal 2007 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

  Residuals

        Service revenues from residuals increased to $102.9 million during the first quarter of fiscal 2008 from $68.7 million during the first quarter of fiscal 2007. The increase in service revenues from residuals during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily a result of a change in yield and loan mix, an increase in securitization volume, and the positive impact of accretion of the discounting inherent in the fair value estimates due to the passage of time, offset in part by an increase in the discount rate assumption we use to value the residual receivable for certain securitization trusts. The issuance of Triple B-rated securities in the securitization completed during the first quarter of fiscal 2007 resulted in a higher up-front structural advisory fee yield, but decreased the amount of residuals we expect to receive, from the securitization trust compared to the securitization trusts we facilitated in the first quarter of fiscal 2008, which did not issue Triple B-rated securities.

        The following table reflects the changes in residuals attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the updates to prior trusts for the first quarter of fiscal 2008:

		Residuals
	Total volume of loans securitized	Change attributable to increased securitization volume	Change attributable to change in yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Three months ended September 30, 2007	$2,027,079	$26,244	$33,973	$(26,016)	$34,201

        The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the first quarters of fiscal 2008 and 2007:

	Three months ended September 30,
	2007	2006
	(in thousands)
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	56,755
Trust updates
Passage of time (fair value accretion)	19,903	13,709
Increase in discount rate assumption	(25,182)	—
Other factors	(8,829)	(1,801)

Net accretion	(14,108)	11,908

Fair value at end of period	$767,979	$521,486

        As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the discount rate or other assumptions that we use in estimating the fair value of these receivables. We also monitor the performance of trust assets, including default, recovery, prepayment and forward LIBOR rates experience, which we also consider in our estimates. We use an implied forward LIBOR curve to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        Our estimates of the fair value of our residuals receivable resulted in a decrease in their aggregate carrying value of approximately $14.1 million during the first quarter of fiscal 2008 and an increase of $11.9 million during the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the positive impact of the passage of time was more than offset by an increase in our discount rate assumption. For a discussion of our decision during the first quarter of fiscal 2008 to increase our discount rate assumption to 12% for all securitization trusts other than those four that have issued Triple B-rated securities, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Discount Rate—Residuals." In addition, our estimate of the fair value of residuals decreased by approximately $8.8 million during the first quarter of fiscal 2008 as a result of other factors, primarily a decrease in the forward LIBOR curve and prepayments on the underlying student loans. Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at certain points in the life of the loans. While prepayment rates are still elevated, as of the date of this quarterly report we observe in general that prepayments have been improving compared to prior actual levels. During the first quarter of fiscal 2007, the increase was primarily due to the positive impact of the passage of time.

  Processing fees from TERI

        Processing fees from TERI increased to $46.2 million for the first quarter in fiscal 2008 from $37.1 million for the first quarter of fiscal 2007. The increase was primarily due to increased reimbursable expenses required to process the increased volume of private label loans that we actively disbursed during the fiscal 2008 period. The volume of private label loans we actively disbursed increased to $2.2 billion for the first quarter of fiscal 2008 from $1.5 billion for the first quarter of fiscal 2007.

  Administrative and other fees

        Administrative and other fees increased to $21.8 million for the first quarter of fiscal 2008 from $4.2 million for the first quarter of fiscal 2007. The increases were primarily due to marketing fees earned by us from the securitization of our proprietary brand loans and increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients. We generated approximately $20.0 million in marketing fees and reimbursable expenses from marketing coordination services during the first quarter of fiscal 2008, compared to approximately $2.9 million in marketing fees and reimbursable expenses from marketing coordination services during the first quarter of fiscal 2007. We earned administrative fees for the daily management of the securitization trusts of approximately $1.7 million during the first quarter of fiscal 2008 and $1.3 million during the first quarter of fiscal 2007.

Net Interest Income

        Net interest income increased to $4.4 million during the first quarter of fiscal 2008 from $1.1 million during the first quarter of fiscal 2007. The increase in net interest income is primarily due to higher average cash balances available for investment and the net interest income of $2.3 million earned by our subsidiary, Union Federal, in the current year period.

Non-interest Expenses

        Total non-interest expenses increased to $97.5 million during the first quarter of fiscal 2008 from $65.6 million for the first quarter of fiscal 2007. Compensation and benefits increased to $32.0 million for the first quarter of fiscal 2008 from $31.6 million for the first quarter of fiscal 2007. General and administrative expenses increased to $65.5 million for the first quarter of fiscal 2008 from $34.0 million for the first quarter of fiscal 2007.

        The increase in compensation and benefits expense was primarily the result of an increase in personnel. Our average total number of employees was 12% higher during the first quarter of fiscal 2008 than our average number of employees during the corresponding prior year period. We hired additional personnel to meet the needs of our growing loan processing and securitization activities. Partially offsetting this increase was a decline in incentive compensation accruals for this quarter compared to the first quarter of fiscal 2007.

        General and administrative expenses increased during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 as a result of increases in several categories of expenses. Marketing coordination expenses increased to $26.8 million for the first quarter of fiscal 2008 from $6.3 million for the first quarter of fiscal 2007. The increase in marketing coordination expense was primarily due to the expansion of our marketing coordination services to a larger client base as well as the testing of our proprietary brands. Equipment expenses increased to $3.9 million for the first quarter of fiscal 2008 from $2.9 million for the first quarter of fiscal 2007. Depreciation and amortization expense increased to $4.4 million for the first quarter of fiscal 2008 from $3.9 million for the first quarter of fiscal 2007. The increase in equipment, depreciation and amortization expense was due to the expansion of our loan processing operations which resulted in additional purchases of fixed assets as well as the amortization of capitalized software development costs. Professional fees increased to $4.5 million for the first quarter of fiscal 2008 from $3.3 million for the first quarter of fiscal 2007 primarily due to an increase in legal costs. Temporary employment services costs increased to $3.2 million for the first quarter of fiscal 2008 from $2.1 million for the first quarter of fiscal 2007. External call center costs increased to $10.6 million for the first quarter of fiscal 2008 from $6.9 million for the first quarter of fiscal 2007. The increases in temporary employment services expense and external call center costs were primarily due to increases in personnel necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing expenses in the television medium that need call center support.

        We expect that our annual operating expenses will continue to increase as we devote additional resources to marketing coordination services and the expected increasing loan volumes facilitated for our existing and new clients.

Income Tax Expense

        Income tax expense increased to $113.6 million for the first quarter of fiscal 2008 from $96.3 million for the first quarter of fiscal 2007. The increase in income tax expense was primarily the result of an increase in the amount of income before income tax expense between periods. During the first quarter of fiscal 2008, our effective tax rate, or the income tax expense as a percentage of income before income tax expense, decreased to 40.23% from an effective tax rate of 40.59% for the first quarter of fiscal 2007. The decrease in our effective tax rate was primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees decreased and our residual revenues increased during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist of, capital expenditures, working capital, business development expenses, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through cash flow from operations and various sources of funding available to Union Federal or us to finance education loans. We believe, based on our current operating plan, that our current cash and cash equivalents will be sufficient to fund our operations through at least fiscal 2008.

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

Treasury Stock

        We had treasury stock of $183.8 million at September 30, 2007 and $183.1 million at June 30, 2007. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock forfeited by employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. On April 24, 2007, our board of directors approved the repurchase of up to 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included 3,393,300 shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. At September 30, 2007, a maximum of 8,830,900 shares may be repurchased under the repurchase program approved by the board of directors on April 24, 2007.

        As of September 30, 2007, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share.

Cash, Cash Equivalents and Investments

        At September 30, 2007 and June 30, 2007, we had $380.3 million and $234.9 million, respectively, in cash, cash equivalents and investments. The increase in cash, cash equivalents and investments is primarily due to cash generated from our September 2007 securitization transactions, offset by cash used to fund operations and cash dividends. Cash, cash equivalents and investments at September 30, 2007 primarily included investments in variable rate demand notes, mortgage backed securities, Federal

Home Loan Bank bonds and funds deposited in a money market fund that invests in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

Loans Held for Sale

        Our loans held for sale increased to $200.9 million at September 30, 2007 from $37.1 million at June 30, 2007. The increase in loans held for sale is due to an increase in education loans originated by our subsidiary, Union Federal. Our loans held for sale at September 30, 2007 and June 30, 2007 were comprised of education and mortgage loans.

Service Receivables

        Our service receivables increased to $943.1 million at September 30, 2007 from $809.7 million at June 30, 2007, primarily as a result of the additional structural advisory fees and residuals generated from the September 2007 securitization transactions.

Property and Equipment, net

        During the first quarter of fiscal 2008, our property and equipment, net increased by $0.3 million, as $4.2 million of depreciation expense recorded during the period was more than offset by $4.4 million we incurred on the expansion and improvement of our loan processing facilities and systems. In the first quarter of fiscal 2008, we financed the acquisition of $0.2 million in equipment through capital leases.

Prepaid Income Taxes

        We had no prepaid income taxes at September 30, 2007 as compared to $49.3 million at June 30, 2007. At June 30, 2007, this balance was primarily due to a favorable ruling from the Internal Revenue Service regarding the timing of our recognition of additional structural advisory fees as income for tax purposes. As a result of the ruling, we recognize additional structural advisory fees in financial statement income earlier than they are recognized for income tax purposes.

Other Prepaid Expenses

        Our other prepaid expenses decreased to $25.5 million at September 30, 2007 from $26.9 million at June 30, 2007. The decrease in other prepaid expenses was primarily due to a decrease in prepaid marketing expenses of approximately $5.0 million, which was partially offset by an increase in prepaid maintenance expenses of $2.6 million.

Other Assets

        Other assets increased to $14.6 million at September 30, 2007 from $7.2 million at June 30, 2007 primarily due to $6.5 million in principal and fees owed to Union Federal, as a result of cancelled loans from borrowers.

Deposits

        Deposits increased to $123.8 million at September 30, 2007 from $53.5 million at June 30, 2007. The increase in deposits was primarily due to an increase in brokered deposits of $65.0 million. Included in deposits at September 30, 2007 was $75.9 million of brokered deposits, primarily brokered certificates of deposits issued to finance education loans.

Education Loan Warehouse Facility

        We had $94.0 million in borrowings outstanding at September 30, 2007 under the education loan warehouse facility maintained by our wholly owned subsidiary Union Federal. We had no amounts outstanding under the facility at June 30, 2007, having entered into it in July 2007. The facility provides interim financing which we use to fund the disbursement of education loans by Union Federal.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses decreased to $49.8 million at September 30, 2007 from $59.0 million at June 30, 2007. Incentive compensation accruals were approximately $17.1 million lower at September 30, 2007 as compared to June 30, 2007 as a result of our payment of 2007 accruals in the first quarter of fiscal 2008. Our accounts payable were $8.2 million higher at September 30, 2007 as compared to June 30, 2007 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

        We had income taxes payable of $58.2 million at September 30, 2007. We had no income taxes payable at June 30, 2007. The increase in our income taxes payable is primarily due to the accrual of income tax as a result of income earned during the first quarter of fiscal 2008.

Net Deferred Income Tax Liability

        Our net deferred income tax liability increased to $289.3 million at September 30, 2007 from $247.7 million at June 30, 2007. We have a net deferred income tax liability primarily because, under GAAP, we recognize additional structural advisory fees and residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability increased primarily as a result of the increase in additional structural advisory fees and residual revenue recognized during the first quarter of fiscal 2008, which more than offset the recognition of our share of taxable income from the securitization trusts.

Other Liabilities

        Other liabilities decreased to $10.6 million at September 30, 2007 from $11.5 million at June 30, 2007. Other liabilities primarily includes our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The decrease in other liabilities is primarily due to scheduled principal payments made during the first quarter of fiscal 2008 on our note payable to TERI and capital lease obligations.

Contractual Obligations

        As of September 30, 2007, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Finance Condition, Liquidity and Capital Resources-Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2007.

Cash Flows

        Our net cash provided by operating activities decreased to $12.1 million for the first quarter of fiscal 2008, compared to cash provided by operating activities of $146.3 million for the first quarter of fiscal 2007. The decrease in cash provided by operations resulted primarily from an increase of $164.1 million in loans held for sale, the financing of which is categorized under cash flows from financing activities.

        Our cash used in investing activities was $28.9 million for the first quarter of fiscal 2008, compared to $8.7 million provided by investing activities for the first quarter of fiscal 2007. Net cash used in investing activities during the first quarter of fiscal 2008 was primarily a result of net purchases of investments.

        Net cash provided by financing activities increased to $137.6 million during the first quarter of fiscal 2008, compared to net cash used in financing activities of $21.1 million during the first quarter of fiscal 2007. Net cash provided by financing activities increased during the first quarter of fiscal 2008 primarily as a result of an increase in cash provided by deposits and the education loan warehouse facility, offset in part by an increase in cash used for dividends.

        We expect that our capital expenditure requirements for the final three quarters of fiscal 2008 will be approximately $21.4 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

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

        See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" for a discussion of our determination to not consolidate these securitization trusts.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Factors That May Affect Future Results

        This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth above under "—Application of Critical Accounting Policies and Estimates" and the risk factors set forth below under Item 1A of Part II. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 9, 2007.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents and Investments

        We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At September 30, 2007, cash, cash equivalents and investments consisted primarily of investments in variable rate demand notes and money market funds, all of which were due on demand or within one year. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and investments.

Risks Related to Loans Held for Sale and Deposits

        We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at September 30, 2007 consisted of $11.9 million in mortgage loans and $189.0 million in education loans. Our loans held for sale are recorded at lower of cost or fair value and are primarily sensitive to interest rates. At September 30, 2007, our mortgage loans had an average interest rate of approximately 6.5% and our student loans had an average interest rate of approximately 11.2%. All of our education loans and approximately 72% of our mortgage loans have variable interest rates. We held deposits of $123.8 million at September 30, 2007. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At September 30, 2007, our deposits had an average interest rate of approximately 5.1%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 95% of our deposits have fixed interest rates of 6 months or less. We do not believe a change in interest rates would have a material impact on the fair value of our loans held for sale or deposits since the majority of these assets and liabilities carry interest rates that are variable and any loss we may incur would not be material relative to our consolidated financial statements.

Risk Related to Structural Advisory Fees and Residuals

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2007 based on changes in these loan performance assumptions, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis."

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter. In addition we have made material changes to the risk factor entitled, "Our business could be adversely affected if TERI's ratings were downgraded or if TERI were placed on a negative watch by a rating agency," as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2007.

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth would be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 84% of our total revenue for the first quarter of fiscal 2008, 78% of our total revenue for fiscal 2007 and 74% of our total revenue for fiscal 2006. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue.

A number of factors, some of which are beyond our control, may adversely affect our securitization activities and thereby adversely affect our results of operations.

        Our financial performance and future growth depend in large part on our continued success in structuring securitizations. Several factors may affect both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

  •
  degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of asset-backed securities, or result in rating agencies modifying their assumptions with respect to the securitization trusts or TERI;

  •
  prolonged volatility in the capital markets generally or in the private student loan asset-backed securities sector specifically, which could restrict or delay our access to the capital markets;

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

  •
  any downgrading or withdrawal of ratings assigned to TERI or to securities previously issued in securitizations that we structured, or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure; and

  •
  unwillingness of financial guarantee providers to offer credit insurance in the securitizations that we structure or in student loan-backed securitizations generally.

        A portion of the securities issued since 1998 in securitization transactions that we structured were sold to asset-backed commercial paper conduits. If these or similar asset-backed conduits cease to purchase securities in the securitizations that we structure, we may experience a delay in the timing of our securitizations as we seek to find alternate channels of distribution.

        Under the terms of some of our contracts with key lender clients, we have an obligation to securitize loans originated by those lenders periodically. We may agree with other lenders to securitize more frequently in the future. If we do not honor these obligations, we may be required to pay liquidating or other damages, which could adversely affect our results of operations.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

        We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected credit losses from the underlying securitized loan portfolio, net of recoveries. If the actual performance of some or all of the securitization trusts were to vary from the key assumptions we use, we may need to adjust our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. As of the date of this quarterly report, loans in our securitization trusts have been experiencing higher prepayment rates than we estimated would occur at certain points in the life of the loans. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. During the third quarter of fiscal 2007 and the first quarter of fiscal 2008, we altered certain key assumptions which could negatively impact future securitization yields. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates." In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

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

        Our quarterly revenue, operating results and profitability have varied and may continue to vary significantly on a quarterly basis. In fiscal 2007, we recognized 35%, 22%, 20% and 23% of our total revenue in the respective fiscal quarters of fiscal 2007. We facilitated one securitization in the first, second and third quarters, and two securitizations in the fourth quarter of fiscal 2007. Our quarterly revenue varied primarily because of the size of the securitizations that we structured. Variations in the size or structure of each securitization transaction, as well as the composition of the loan pools being securitized, will continue to result in variability of our operating results on a quarterly basis, even if we complete securitizations each quarter. The timing, size and structure of our planned securitization activities may be affected by the seasonality of student loan applications and loan originations, conditions in the asset-backed securities market, as well as the other factors that could adversely affect our securitization activities. Recent volatility in the asset-backed securities market could effect the timing, size, structure or profitability of future capital markets transactions, including any capital markets transaction that we plan to facilitate in the remaining quarters of fiscal 2008. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2007, we processed 39% of our total loan facilitation volume in the first quarter ended September 2006, and 18%, 24% and 19% of our total loan facilitation volume in the respective successive quarters.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

        We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected.

If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

        We structure and support private student loan programs for commercial banks, including JPMorgan Chase Bank and Bank of America. Structural advisory fees and residuals from securitization of JPMorgan Chase Bank loans represented approximately 29% of our total revenue for fiscal 2007 and approximately 26% of our total revenue for fiscal 2006. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 15% of total revenue for fiscal 2007 and approximately 16% of total revenue for fiscal 2006. We also structure and support private student loan programs for companies that assist lenders such as RBS Citizens, N.A. in marketing their programs to customers.

        We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which RBS Citizens, N.A. serves as a program lender are generally scheduled to terminate in April 2008. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans expires on June 30, 2008, provided that the agreement automatically renews for successive one-year terms after that date and can be terminated at any time upon 180 days notice. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts, or if the client's guaranty agreement with TERI terminates or expires. In addition, under the terms of our lender clients' guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year.

        A significant decline in services to JPMorgan Chase Bank, Bank of America, or RBS Citizens N.A., or the termination of guaranty agreements between those lenders and TERI, could reduce the overall volume of loans we facilitate, which could be difficult to replace through arrangements with other lenders. Our revenue, business and financial results could suffer as a result.

The outsourcing services market for education lending is highly competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We assist national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than us to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of three principal competitors, Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae's private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

        Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide, including in response to recent legislative initiatives affecting the availability and profitability of federal loans.

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

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance student loans that our clients originate. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing asset-backed securities that those trusts issue, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts to disclose adequately all material information regarding an investment in the asset-backed securities or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. In addition, under various agreements entered into with underwriters or financial guarantee insurers of those asset-backed securities, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

        If we are liable for losses investors incur in any of the securitizations that we facilitate or structure and any insurance that we may have does not cover this liability or proves to be insufficient, our profitability or financial position could be materially adversely affected.

If our relationship with TERI terminates, our business could be adversely affected.

        TERI is the exclusive third-party provider of borrower default guarantees for our clients' private label loans. In addition, we have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $46.2 million, or 12% of total revenue, for the first quarter of fiscal 2008, and $37.1 million or 12% of total revenue, for the first quarter of fiscal 2007. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations to us or our lender clients, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

Our business could be adversely affected if TERI's ratings were downgraded or if TERI were placed on a negative watch by a rating agency.

        In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private label loans. As of September 30, 2007, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, and an insurer financial strength rating of A+ from Fitch Ratings, which was subsequently downgraded to a rating of A, outlook negative on October 25, 2007. TERI also held a rating of A from Dominion Bond Rating Service as of September 30, 2007. Dominion Bond Rating Service initiated coverage of TERI on May 15, 2007. If TERI's ratings were downgraded, including as a result of increased defaults on the loans held in the securitization trusts we have facilitated, our clients may not wish to enter into guarantee arrangements with TERI, our upfront structural advisory fee yields could decline, or market conditions could dictate that we obtain additional credit enhancement for the asset-backed securitizations that we structure, the cost of which could result in lower revenues. In addition, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future. Finally, if TERI's ratings were downgraded below the ratings TERI held in January 2003, or if Moody's Investors Service or Fitch Ratings were to place a negative watch on TERI, our agreement with Bank of America relating to the purchase of direct-to-consumer loans would terminate. In January 2003, TERI had a Baa3 counterparty rating from Moody's Investors Service and an insurer financial strength rating of A from Fitch Ratings. If TERI experiences a material adverse financial change such as a reduction of its credit rating below investment grade, Bank of America could suspend the processing of new applications for school channel loans. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

        As of September 30, 2007, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trust student loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing trust student loans, TERI would not be obligated to make guaranty payments on the loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans, which could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The Deficit Reduction Act of 2005 increased amounts that first and second year college students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 10% during the first quarter of fiscal 2008, 11% during fiscal 2007 and 15% during fiscal 2006 of our total loan facilitation volume. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent state and federal legislation, as well as future legislation, could weaken the demand for private student loans, or result in increased competition in the market for private student loans which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

        Private student loans typically carry floating interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding student loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. In particular, prepayments may increase during periods in which long-term interest rates, such as interest rates on mortgages, are lower than short-term interest rates, including rates on student loans. If the prepayment or default rates increase for the student loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivable, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, most of the student loans that our clients originate carry floating rates of interest tied to prevailing short-term interest rates. An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of business, that reliance will increase. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure or interruption, or breach in security, of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in states such as California that require such notification, with possible civil liability resulting from such failure, interruption or breach. We cannot assure you that such failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or telephone systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. Key backup and recovery capabilities have been implemented, however, we have not instituted redundancy for all key systems. The occurrence of any failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

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

        From our inception to September 30, 2007, our assets have grown to $1.6 billion. Our revenue increased to $380.0 million for the first quarter of fiscal 2008 from $302.9 million for the first quarter of fiscal 2007. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

        We currently co-source some borrower services and telesales functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with student loan volume. We rely on our vendors to provide high-levels of service and support. Our reliance on these external vendors subjects us to risks associated with inadequate or untimely service and could result in fewer loans than we would experience if we performed the service functions in-house.

        In fiscal 2007 we completed our acquisition of Union Federal Savings Bank, North Providence, Rhode Island. We may face challenges in integrating our products, services and employees.

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

        The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. For example, the federal banking regulators comprising the Federal Financial Institutions Examination Council approved in October 2007 final rules implementing identity theft prevention requirements from the Fair and Accurate Credit Transactions Act of 2003. The Federal Trade Commission issued similar rules in October 2007 and other agencies are expected to follow. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into school channel and direct-to-consumer marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. We are not aware of any judgments or consent decrees entered into by any of our lender or marketer clients with respect to any of the loan products we coordinate. However, state and federal regulatory authorities have sought information from some of our clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations. On August 31, 2007 we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the student loan industry.

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

        The association between high-interest "payday loans" marketers and out-of-state national banks has come under recent scrutiny. Recent litigation asserts that payday loan marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders is coordinated by us, are distinguishable from the activities involved in these cases.

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

        The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

  •
  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size and structure of our securitizations;

  •
  difficulties we may encounter in structuring securitizations, including delays or alternative financings as a result of disruptions in the student loan asset backed securities market, or the loss of opportunities to structure securitization transactions;

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

  •
  announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

  •
  price and volume fluctuations in the overall stock market and volatility in the asset-backed securities market, from time to time;

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

  (a) Recent Sales of Unregistered Securities

        None.

  (b) Use of Proceeds from Registered Securities

        In our initial public offering or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through September 30, 2007, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

  (c) Issuer Purchases of Equity Securities

        On April 24, 2007, we announced a repurchase program of up to 10,000,000 shares of our common stock. The 10,000,000 shares now authorized for repurchase includes 3,393,300 shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. We did not repurchase any shares of common stock pursuant to this program during the three months ended September 30, 2007. Through September 30, 2007, we repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17. As of September 30, 2007, 8,830,900 shares of our common stock may yet be purchased under this program, which does not have a fixed expiration date.

Item 5—Other Information

        On September 25, 2007, we entered into an eleventh supplement to our master loan guaranty agreement with TERI, effective as of July 1, 2007. The additional supplement provides that for each fiscal year between July 1, 2007 and June 30, 2011, TERI may make an annual election to adjust within certain parameters the amount of its administrative fee and the amount deposited in the account that is subsequently pledged to the securitization trust that purchases the loans. TERI's election applies to all securitizations of TERI-guaranteed loans completed during the applicable fiscal year, and we have agreed to attempt in good faith to structure our securitization transactions to accommodate TERI's election.

        The foregoing summary is qualified in its entirety by the eleventh supplement, a copy of which is attached as exhibit 10.1 to this quarterly report on Form 10-Q.

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

THE FIRST MARBLEHEAD CORPORATION
Date: November 9, 2007	By:	/s/ JACK L. KOPNISKY Jack L. Kopnisky Chief Executive Officer, President and Chief Operating Officer (Duly authorized officer)
Date: November 9, 2007	By:	/s/ JOHN A. HUPALO John A. Hupalo Senior Executive Vice President and Chief Financial Officer (Principal financial officer)
Date: November 9, 2007	By:	/s/ KENNETH S. KLIPPER Kenneth S. Klipper Senior Vice President, Treasurer and Chief Accounting Officer (Principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Eleventh Supplement to Master Loan Guaranty Agreement, dated as of July 1, 2007, by and between the registrant and The Education Resources Institute, Inc.
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Table of Contents
  Part I. Financial Information
  Item 1—Financial Statements
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share amounts)
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except per share amounts)
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) (in thousands, except per share amounts)
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars and shares in thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
  Part II. Other Information
  Item 1A. Risk Factors
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5—Other Information
  Item 6—Exhibits
SIGNATURES
EXHIBIT INDEX