Form 10-Q
period 2007-12-31
FIRST MARBLEHEAD CORP
filed 2008-02-11
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2007
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

        As of January 31, 2008, the registrant had 98,851,461 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$243,170	$106,271
Investments	107,851	128,650
Loans held for sale	358,023	37,052
Service receivables:
Structural advisory fees	150,032	133,644
Residuals	608,233	665,115
Processing fees from The Education Resources Institute (TERI)	12,175	10,909

Total service receivables	770,440	809,668

Property and equipment	88,748	81,090
Less accumulated depreciation and amortization	(48,152)	(39,179)

Property and equipment, net	40,596	41,911

Goodwill	4,878	4,878
Intangible assets, net	2,274	2,597
Prepaid income taxes	—	49,345
Other prepaid expenses	41,707	26,904
Other assets	15,625	7,187

Total assets	$1,584,564	$1,214,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$146,893	$53,523
Education loan warehouse facility	245,400	—
Accounts payable and accrued expenses	30,754	59,044
Income taxes payable	30,059	—
Net deferred income tax liability	201,139	247,748
Other liabilities	9,269	11,528

Total liabilities	663,514	371,843

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 19,940 and 20,000 shares authorized at December 31, 2007 and June 30, 2007, respectively; no shares issued and outstanding	—	—
Series A non-voting convertible preferred stock, par value $0.01 per share, 60 shares authorized, issued and outstanding at December 31, 2007	59,800	—
Common stock, par value $0.01 per share; 250,000 and 150,000 shares authorized at December 31, 2007 and June 30, 2007, respectively; 101,057 and 100,874 shares issued at December 31, 2007 and June 30, 2007, respectively; 93,501 and 93,342 shares outstanding at December 31, 2007 and June 30, 2007, respectively	1,011	1,009
Additional paid-in capital	237,787	232,664
Retained earnings	806,154	791,953
Treasury stock, 7,556 and 7,532 shares held at December 31, 2007 and June 30, 2007, respectively, at cost	(183,875)	(183,070)
Accumulated other comprehensive income	173	64

Total stockholders' equity	921,050	842,620

Total liabilities and stockholders' equity	$1,584,564	$1,214,463

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Service Revenues:
Up-front structural advisory fees	$524	$88,618	$178,066	$261,928
Additional structural advisory fees:
From new securitizations	—	8,861	24,304	25,447
Trust updates	(10,775)	928	(7,916)	2,893

Total additional structural advisory fees	(10,775)	9,789	16,388	28,340
Residuals:
From new securitizations	—	48,315	116,972	105,070
Trust updates	(159,746)	13,865	(173,854)	25,773

Total residuals	(159,746)	62,180	(56,882)	130,843
Processing fees from TERI	37,280	29,608	83,529	66,679
Administrative and other fees	3,129	4,727	24,890	8,953

Total service revenues	(129,588)	194,922	245,991	496,743
Net interest income	6,778	2,844	11,161	3,968

Total revenues	(122,810)	197,766	257,152	500,711

Non-interest expenses:
Compensation and benefits	19,734	25,895	51,737	57,503
General and administrative expenses	53,959	33,088	119,457	67,079

Total non-interest expenses	73,693	58,983	171,194	124,582

Income (loss) before tax	(196,503)	138,783	85,958	376,129
Income tax expense (benefit)	(78,828)	57,632	34,813	153,970

Net income (loss)	$(117,675)	$81,151	$51,145	$222,159

Net income (loss) per share, basic	$(1.26)	$0.86	$0.55	$2.35
Net income (loss) per share, diluted	(1.26)	0.85	0.54	2.34
Cash dividends declared per share	0.12	0.12	0.395	0.22
Weighted average shares outstanding, basic	93,500	94,496	93,469	94,393
Weighted average shares outstanding, diluted	93,500	95,069	94,108	95,020

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except per share amounts)

	Series A non-voting convertible preferred stock
			Common stock
									Accumulated other comprehensive income, net of tax
	Issued		Issued		In treasury
							Additional paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2007	—	$—	100,874	$1,009	(7,532)	$(183,070)	$232,664	$791,953	$64	$842,620
Comprehensive income
Net income	—	—	—	—	—	—	—	51,145	—	51,145
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	109	109

Total comprehensive income	—	—	—	—	—	—	—	—	—	51,254
Issuance of preferred stock	60	59,800	—	—	—	—	—	—	—	59,800
Options exercised	—	—	5	—	—	—	17	—	—	17
Stock issuance through employee stock purchase plan	—	—	15	—	—	—	490	—	—	490
Net stock issuance from vesting of restricted stock units	—	—	163	2	(24)	(805)	(2)	—	—	(805)
Stock-based compensation	—	—	—	—	—	—	4,037	—	—	4,037
Cash dividends declared ($0.395 per share)	—	—	—	—	—	—	—	(36,944)	—	(36,944)
Tax benefit from employee stock options	—	—	—	—	—	—	581	—	—	581

Balance at December 31, 2007	60	$59,800	101,057	$1,011	(7,556)	$(183,875)	$237,787	$806,154	$173	$921,050

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$51,145	$222,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,420	7,862
Deferred income tax (benefit) expense	(46,609)	35,504
Stock-based compensation	4,037	3,779
Change in assets/liabilities:
(Increase) decrease in loans held for sale	(320,971)	2,140
(Increase) in structural advisory fees	(16,388)	(28,340)
(Increase) decrease in residuals	56,882	(130,843)
(Increase) in processing fees from TERI	(1,266)	(800)
Net change in income taxes	79,404	17,095
(Increase) decrease in other prepaid expenses	(4,803)	3,145
(Increase) decrease in other assets	(8,438)	980
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(28,287)	2,520

Net cash provided by (used in) operating activities	(225,874)	135,201

Cash flows from investing activities:
Dispositions of investments	45,908	57,543
Purchases of investments	(25,000)	(70,500)
Net cash paid for acquisition	—	(471)
Purchases of property and equipment	(7,458)	(7,777)
Payments to TERI for loan database updates	(124)	(124)

Net cash provided by (used in) investing activities	13,326	(21,329)

Cash flows from financing activities:
Increase in deposits	93,370	383
Increase in education loan warehouse facilities and related costs	235,400	—
Repayment of capital lease obligations	(2,043)	(1,848)
Repayment of notes payable due to TERI	(419)	(396)
Tax benefit from stock-based compensation	581	5,909
Issuance of preferred stock	59,800	—
Issuances of common stock	507	1,632
Repurchases of common stock	(805)	(13,926)
Cash dividends on common stock and cash paid in lieu of fractional shares	(36,944)	(20,930)

Net cash provided by (used in) financing activities	349,447	(29,176)

Net increase in cash and cash equivalents	136,899	84,696
Cash and cash equivalents, beginning of period	106,271	75,711

Cash and cash equivalents, end of period	$243,170	$160,407

Supplemental disclosures of cash flow information:
Interest paid	$6,892	$509

Income taxes paid	$38,401	$95,261

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$200	$87

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by providing national and regional financial institutions, educational institutions, businesses, and other enterprises with an integrated suite of services for designing and implementing student loan programs for their respective customers, students, employees and members. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates. The Company receives reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI's behalf. It also receives reimbursement for marketing coordination services it provides to certain clients, marketing premiums it receives from its proprietary brands and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates. FMC's subsidiary Union Federal Savings Bank (Union Federal) is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and private student loans.

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

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

semester. This seasonality of loan originations impacts the timing and size of securitization transactions, the amount of processing fees from TERI that the Company earns in a particular quarter, and the level of expenses incurred to process the higher origination activity.

        The Company closed two securitization transactions in the first quarter of fiscal 2008, but did not conduct a securitization transaction during the second quarter of fiscal 2008. During fiscal 2007, the Company closed one securitization transaction in each of the first, second and third quarters and closed two securitization transactions in the fourth quarter. Variations in the size, timing and type of financing transactions the Company facilitates will also contribute to variability in quarterly operating results.

        Capital markets conditions rapidly deteriorated during the second fiscal quarter. The Company's business has been and continues to be adversely impacted by the current market dynamics, including an inability to access the securitization market and more onerous borrowing costs and facility structures. The Company did not complete a securitization transaction during its second fiscal quarter, and it is uncertain about its ability to complete a securitization in the current fiscal year. The Company expects its securitization volumes to materially decrease in fiscal 2008 compared to fiscal 2007, and it expects pricing terms substantially less favorable than in the past. In the near-term, it also expects investors to have limited or no demand for subordinate tranches of asset-backed securities in securitization transactions that it facilitates.

        Student loan asset-backed securitizations have historically been the Company's sole source of financing its clients' private student loan programs. As its loans available for securitization volume continues to grow, it may be important for the Company to pursue alternative means to finance its clients' loans. Other sources of funding, including the warehouse facility offered by GS Capital Partners (GSCP), may not be available on attractive terms. Recent conditions in the capital markets have generally resulted in widening credit spreads and more restrictive covenants, which will affect the pricing, terms and conditions of any alternative funding mechanism the Company pursues.

        Under the terms of its agreements with lender clients, the Company generally has an obligation to use its best efforts to facilitate the purchase of the client's private student loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 180 days to 540 days following loan disbursement. With respect to approximately $1,614,000 of the Company's facilitated loan volume available for securitization as of December 31, 2007, the Company's liability for failure to facilitate a purchase in breach of its obligations would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period expired. Additional liquidated damages would generally become payable at 30 day intervals as the loan purchase period expires as to additional loans. The Company estimated the maximum liquidated damages applicable to its facilitated loan volume available for securitization as of December 31, 2007 to be approximately $16,136. Any liquidated damages would be due at expiration of the relevant loan purchase period. The Company's agreements applicable to approximately $430,000 of the Company's facilitated loan volume available for securitization as of December 31, 2007 do not specify or limit the Company's liability to liquidated damages for failure to facilitate a purchase in breach of its obligations. The amount of the Company's potential liability with respect to such loans is not determinable at this time. Under certain of the Company's agreements, its obligations to facilitate the purchase of its clients' loans are suspended during a "market disruption event," as defined in the applicable agreement.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Concentrations

TERI

        TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, education loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company's clients' private education loans. As of December 31, 2007, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, an insurer financial strength rating of A, negative outlook from Fitch Ratings and a rating of A from Dominion Bond Rating Service. If these ratings are lowered, FMC's clients may not wish to enter into guarantee arrangements with TERI. In addition, FMC's up-front structural advisory fee yields could decline or market conditions could dictate that FMC obtain additional credit enhancement for the asset-backed securitizations that it structures, the cost of which could result in lower revenues. Finally, if TERI's ratings were downgraded below Baa3 by Moody's Investors Service or A by Fitch Ratings or, if Moody's Investors Service or Fitch Ratings were to publicly announce that TERI had been placed on a watchlist for possible downgrade, Bank of America could elect to terminate its agreement with FMC relating to the purchase of direct-to-consumer loans. In December 2007, Moody's Investors Service began reviewing TERI's rating for a possible downgrade. If TERI's ratings are downgraded below Baa3 by Moody's Investors Service or A by Fitch Ratings, or in the event that a default by TERI for failure to pay a guaranty claim is declared under any TERI guaranty agreement with any lender, Bank of America could suspend the processing of new applications for school channel loans.

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

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        In August 2006, the Company entered into a supplement to the Master Loan Guaranty Agreement that provided as follows:

  •
  For each securitization closing between August 1, 2006 and June 30, 2007, TERI was entitled to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the pledged account, within specified parameters. As a result, the amount of the administrative fee applicable to securitizations closing between August 1, 2006 and June 30, 2007 could have ranged from 150 basis points to 240 basis points, at TERI's election and subject to the parameters of each securitization trust.

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

        In September 2007, the Company entered into an additional supplement to the Master Loan Guaranty Agreement. This additional supplement provides that for each fiscal year between July 1, 2007 and June 30, 2011, TERI may make an annual election to adjust the amount of its administrative fee, and the amount deposited into the pledged account, within the parameters set forth in the August 2006 supplement. TERI's election applies to all securitizations of TERI-guaranteed loans completed during the applicable fiscal year. TERI elected to receive an administrative fee of 240 basis points for any securitization transaction the Company completes in fiscal 2008. The Company has agreed to attempt in good faith to structure its securitization transactions to accommodate TERI's election. TERI received an administrative fee of 182 basis points for the securitization transactions the Company completed in the first quarter of fiscal 2008.

        Under a Master Servicing Agreement with a term through June 2011, First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI's loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to this Master Servicing Agreement. FMC uses the acquired TERI assets, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. During the six months ended December 31, 2007, processing fees from TERI represented approximately 32% of the Company's total revenue.

PHEAA

        As of December 31, 2007, there were seven TERI-approved student loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

collecting and crediting payments received from borrowers. As of December 31, 2007, the Company utilized six of these servicers. These arrangements allow the Company to avoid incurring the overhead investment of servicing operations in administering loan-level activity. As with any external service provider, there are risks associated with inadequate or untimely services. As of December 31, 2007, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). If the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved student loan servicer, which could be time-consuming and costly.

Revenue Concentration

        The Company earned $319.3 million in securitization-related fees from the trusts used to securitize student loans during the first six months of fiscal 2008. These securitization trusts purchased private student loans from several lenders including JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Union Federal. RBS Citizens, N.A. is the successor by merger of Charter One Bank, N.A. and Citizens Bank of Rhode Island, each of which originated loans sold in the securitizations completed in the first fiscal quarter. Other than TERI, the Company did not recognize more than 10% of total revenue from any other customer. RBS Citizens, N.A. serves as a program lender for a portion of the Company's proprietary loan programs as well as for additional education loan programs marketed by third parties and funded by RBS Citizens, N.A.

Significant Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company's financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company's securitization-related service revenues, and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates. For a discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates". For a discussion of changes made during fiscal 2008 to the assumptions used to determine the fair value of the Company's residual and additional structural advisory fees receivables see Note 2.

Cash and Cash Equivalents

        Cash and cash equivalents at December 31, 2007 included $173,887 held in money market funds and $69,283 of federal funds sold held by Union Federal. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $7,844 and $8,168 at December 31, 2007 and June 30, 2007, respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Loans Held for Sale

        Loans held for sale at December 31, 2007 were comprised of approximately $346,372 of education loans and approximately $11,651 of mortgage loans. Loans held for sale are carried at the lower of cost or fair value.

Income Taxes

        In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company's estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The Company has a net deferred income tax liability primarily because, under GAAP, it recognizes residuals and additional structural advisory fees in financial statement income earlier than they are recognized for income tax purposes. The net deferred income tax liability decreased during the first six months of fiscal 2008 primarily as a result of the reduction of the estimated value of the Company's residuals and additional structural advisory fees receivables and the recognition of taxable income from certain previous securitization transactions, which more than offset the residual and additional structural advisory fee revenue recognized from more recent securitization transactions.

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

        The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position or results of operations. The Company had approximately $32,319 of unrecognized tax benefits at June 30, 2007. If recognized, approximately $21,008 of the unrecognized tax benefit would decrease the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to unrecognized tax positions as components of income tax expense.

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

(2) Service Receivables

        Additional structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the various separate securitization trusts that have purchased student loans facilitated by the Company. Private label loans guaranteed by TERI have generally been purchased by several separate private label loan

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

trusts. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by FMER on TERI's behalf.

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

        Net default rates.    During the second quarter of fiscal 2008, the Company increased the net default rate assumptions used to estimate the fair value of its residuals and additional structural advisory fees receivables. In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, the Company increased its assumed net default rate from 5.81% to 7.68% on average for the portfolio. The Company believes the increased net default rate assumptions reflect the expected default activity for the remaining life of each securitization trust. The increase in the net default rate assumptions resulted in a decrease in the estimated fair value of the Company's residuals receivable of $36,173 and a decrease in the estimated fair value of the Company's additional structural advisory fees receivable of $2,668. Net defaults are calculated by reducing gross defaults by the amount of recoveries received on previously defaulted loans. During the second quarter of fiscal 2008, the Company increased its assumed average gross default rate from 9.68% to 14.76%. During the second quarter of fiscal 2008, the Company also increased, from 40% to 48%, the percentage of defaulted loans that it expects to recover.

        Prepayment Rates.    Loans in the securitization trusts have been experiencing higher prepayment rates than the Company had estimated would occur at certain points in the life of the loans as a result of a number of factors, including a prolonged unfavorable interest rate environment. During the third quarter of fiscal 2007, the Company altered its assumption regarding the average annual rate of prepayments that it used to estimate the fair value of its residuals and structural advisory fees receivables. The Company did not, at that time, make an adjustment to its assumption regarding the timing of prepayments expected to occur over the life of the trusts. The increase of the assumption from an average over the life of the trusts of 7% to 8% resulted in a decrease in the fair value of the residuals receivable of $36,236 and a decrease in the fair value of the additional structural advisory fees receivable of $3,529. The Company recognized both of these decreases in the third quarter of fiscal 2007. During the second quarter of fiscal 2008, the Company further altered its assumption by adjusting the timing of prepayments expected to occur over the life of the trusts, in response to actual experience. The result was an increase in the assumed average prepayment rate over the life of the trusts from 8% to 8.4%. During the second quarter of fiscal 2008, the Company decreased the fair value of its residuals receivable by $46,597 and decreased the fair value of its additional structural advisory fees receivable by $3,535 as a result of these changes.

        Discount Rate—Residuals.    In determining an appropriate discount rate for valuing its residuals, the Company historically has reviewed the rates used by student loan securitizers as well as rates used in the much broader asset-backed securities, or ABS, market. Prior to fiscal 2007, the Company applied a discount rate of 12% in estimating the present value of its residuals, based on the expected timing of cash flows and the maximum 24-year life of the trust assets and residuals.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

        During fiscal 2007, the Company facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of its securitization trusts. Triple B-rated issuances, in effect, allowed it to monetize a portion of its securitization-related revenues that previously would have been recognized as residuals. Accordingly, the Company believed that market developments had provided it with a meaningful basis to revise its input for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, the Company applied a discount rate equal to the trailing 12-month average of the one-month LIBOR + 1.75% to value the portion of the residuals that it believed qualified as investment grade in the pre-fiscal 2007 private label trusts. That portion of the residuals that it believed did not qualify as investment grade was discounted at 13%, as it was in the securitization trusts that issued Triple B-rated securities. This decrease in the aggregated average discount rate resulted in an increase in the fair value of the Company's residual receivable of $26,680 which the Company recorded in the third quarter of fiscal 2007.

        The securitization transactions facilitated in the first quarter of fiscal 2008 did not involve the issuance of Triple B-rated securities and the Company believes that recent volatility in the ABS market has resulted in an inability to issue Triple B-rated securities as the market for those securities does not presently exist. Accordingly, the Company adjusted in the first fiscal quarter of fiscal 2008 its input in determining the discount rate applied in estimating the fair value of residuals from securitization trusts that have not issued Triple B-rated securities to 12%. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of the Company's residuals receivable of $25,182 which was recognized in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, in response to a continued deterioration in the asset-backed securities market, the Company increased the discount rate used to estimate the fair value of residuals receivable by 100 basis points. As a result, the Company applied a discount rate of 13% for purposes of estimating the fair value of residuals from securitization trusts that have not issued Triple B-rated securities and a discount rate of 14% for purposes of estimating the fair value of residuals from securitization trusts that have issued Triple B-rated securities. The Company believes the revised discount rates result in a fair value estimate that reflects ABS market conditions and the subordinate nature of the Company's residual interest in those trusts. This increase in the discount rate resulted in a decrease in the estimated fair value of the Company's residual receivable of $46,498 during the second quarter of fiscal 2008.

        Discount Rate—Additional Structural Advisory Fees.    The Company has historically based the discount rate that it uses to estimate the fair value of its additional structural advisory fees on the 10-year U.S. Treasury Note rate plus 200 basis points. Prior to the second quarter of fiscal 2008, the Company believed that such a spread was an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. Between September 30, 2007 and December 31, 2007, the 10-year U.S. Treasury Note rate decreased 57 basis points. An increase in the 10-year U.S. Treasury Note rate has the effect of decreasing the estimated fair value of the Company's structural advisory fees receivable, while a decrease in the rate has the opposite effect on the Company's estimate of fair value. During the second quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities, the Company increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that it uses to estimate the fair value of its additional structural advisory fees. As a result, the Company applied a discount rate of 7.02% at December 31, 2007, compared to a discount rate of 6.59% at September 30, 2007. The Company

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

believes the revised discount rate results in a fair value that reflects market conditions and the priority of the additional structural advisory fees relative to other cash distributions from the trust. The increase in the discount rate resulted in a decrease in the estimated fair value of the Company's additional structural advisory fees receivable of $8,110 during the second quarter of fiscal 2008.

        Auction Note Interest Rates.    Five private label loan trusts have issued auction rate notes to finance, in whole or in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. The Company uses a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each trust. The spread over LIBOR used to estimate the future cost of funding is based on historical trends, current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates assumed by the Company in the past. The Company also concluded that the higher actual auction rates would persist, resulting in a larger spread over LIBOR, for a longer period of time than it had previously estimated. As a result, the Company revised the spread over LIBOR that it uses to estimate the fair value of its residuals and additional structural advisory fees receivables to reflect the expected spreads over LIBOR in the future. During the second quarter of fiscal 2008, the Company decreased the estimated fair value of its residual receivable by $34,323 and the estimated fair value of its additional structural advisory fees receivable by $86 as a result of this change in the auction rate notes assumption.

        The following table summarizes changes in the estimated fair value of the Company's structural advisory fees receivable during the first six months of fiscal 2008 and fiscal 2007:

	Six months ended December 31,
	2007	2006
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	25,447
Trust updates
Passage of time (fair value accretion)	5,071	3,411
Assumption changes:
Increase in average prepayment rate	(3,535)	—
Increase in discount rate	(8,110)	—
Increase in default rate	(2,668)	—
Increase in auction rate notes spread	(86)	—
Other factors	1,412	(518)

Net change	(7,916)	2,893

Fair value at end of period	$150,032	$116,637

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

        The following table summarizes the changes in the estimated fair value of the Company's residuals receivable during the first six months of fiscal 2008 and fiscal 2007:

	Six months ended December 31,
	2007	2006
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	105,070
Trust updates
Passage of time (fair value accretion)	43,570	30,140
Assumption changes:
Increase in average prepayment rate	(46,597)	—
Increase in discount rate	(71,680)	—
Increase in default rate	(36,173)	—
Increase in auction rate notes spread	(34,323)	—
Other factors	(28,651)	(4,367)

Net change	(173,854)	25,773

Fair value at end of period	$608,233	$583,666

        For a discussion of the sensitivity of the additional structural advisory fees and residuals receivable to variations in the Company's assumptions and estimates, see "Service Revenue and Receivables" and "Sensitivity Analysis" under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates".

(3) Related Party Transaction

        At December 31, 2007, the Company had invested approximately $113,012 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $99,911 of investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company's directors own approximately 65% of Milestone Group Partners.

(4) Education Loan Warehouse Facility

        In July 2007, UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal, entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from Union Federal. The facility will terminate on July 16, 2008 or earlier if certain covenants are not maintained. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender. UFSB-SPV expects to repay advances it receives as education loans held by UFSB-SPV are sold to securitization trusts or other financing transactions facilitated by the Company.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5) Stockholders' Equity

Series A Non-Voting Convertible Preferred Stock

        On December 21, 2007, the Company issued 60 shares of newly designated Series A Non-Voting Convertible Preferred Stock that was convertible, at the option of the holders, into 5,320 shares of FMC common stock, $0.01 par value per share (Common Stock), at a conversion price of $11.24 per share. The purchase price of the Series A Non-Voting Convertible Preferred Stock was $1,000 per share. Dividends would be paid on the Series A Non-Voting Convertible Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on the Common Stock. Upon liquidation, dissolution or winding up of the Company, holders of Series A Non-Voting Convertible Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series A Non-Voting Convertible Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series A Non-Voting Convertible Preferred Stock would be entitled to participate (on an as-converted basis) with the Common Stock in the distribution of remaining assets.

        On January 30, 2008, the holders of the Series A Non-Voting Convertible Preferred Stock elected to convert such shares into an aggregate of 5,320 shares of Common Stock.

Investment Agreement

        On December 21, 2007, the Company entered into an Investment Agreement with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (Purchasers), pursuant to which the Company sold the Series A Non-Voting Convertible Preferred Stock and agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, 201 shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share, at a purchase price of $1,000 per share. The shares of Series B Non-Voting Convertible Preferred Stock will be convertible, at the option of the holders, into 13,380 shares of Common Stock at a conversion price of $15 per share. All other terms of the Series B Non-Voting Convertible Preferred Stock are identical to those of the Series A Non-Voting Convertible Preferred Stock. The Company has also granted to GS Parthenon A, L.P. the right to designate one representative to the Company's Board of Directors and has provided to the Purchasers required and incidental rights to register under the Securities Act of 1933, as amended, any Common Stock obtained from the conversion of preferred stock.

2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan. A total of 4,050 shares of Common Stock are authorized for issuance pursuant to awards under this plan. During the first six months of fiscal 2008, the Company granted 383 restricted stock units, each such restricted stock unit representing the right to receive one share of Common Stock upon vesting. As of December 31, 2007, there were 1,045 restricted stock units outstanding and 2,774 shares available for future grant under this plan.

2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5) Stockholders' Equity (Continued)

at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 30 and 15 shares of Common Stock were issued in January 2008 and July 2007, respectively. At December 31, 2007, 406 shares were available for future purchase under the Stock Purchase Plan.

Share Repurchase Program

        On April 24, 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date. Through December 31, 2007, the Company had repurchased an aggregate of 1,169 shares of its Common Stock under this program.

Cash Dividend

        During the first six months of fiscal 2008 the Board of Directors declared the following cash dividends:

Record Date	Dividend per share
September 24, 2007	$0.275
December 17, 2007	$0.12

Stock Split

        On November 9, 2006, the Board of Directors approved a three-for-two split of Common Stock which was effected in the form of a stock dividend distributed on December 4, 2006 to stockholders of record at the close of business on November 20, 2006. As such, all prior period share data have been retroactively adjusted to reflect the stock split.

(6) Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net income (loss)	$(117,675)	$81,151	$51,145	$222,159

Shares used in computing net income per common share—basic	93,500	94,496	93,469	94,393
Effect of dilutive securities:
Stock options	—	268	120	363
Restricted stock units	—	305	206	264
Series A preferred stock	—	—	313	—

Dilutive potential common shares	—	573	639	627

Shares used in computing net income per common share—diluted	93,500	95,069	94,108	95,020

Net income (loss) per common share:
Basic	$(1.26)	$0.86	$0.55	$2.35

Diluted	$(1.26)	$0.85	$0.54	$2.34

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Net Income (Loss) per Share (Continued)

        The Company did not include 115 dilutive shares underlying stock options, 195 dilutive shares underlying restricted stock units and 627 dilutive shares underlying Series A Non-Voting Convertible Preferred Stock in the computation of diluted net loss per share for the three months ended December 31, 2007 as their effects would have been antidilutive.

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

        The primary driver of our results of operations and financial condition is the volume of student loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the first six months of fiscal 2008 and fiscal 2007.

	Six months ended December 31,
			% Change
	2007	2006
	(dollars in thousands)
Approximate number of student loan applications processed	1,205,000	726,000	66%
Approximate number of student loans facilitated	318,000	241,000	32%
Approximate number of student loans facilitated that were also available to us for securitization	278,000	209,000	33%
Principal amount of student loans facilitated	$3,482,865	$2,434,834	43%
Principal amount of student loans facilitated that were also available to us for securitization	$3,209,432	$2,208,892	45%
Principal and accrued interest balance of student loans securitized	$2,027,079	$2,109,684	(4)%
Principal balance of student loans facilitated and available to us at period end for later securitization	$2,044,222	$785,990	160%

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

        Although we offer our clients a fully integrated suite of outsourcing services, we do not charge separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at "cost" in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the student loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we would provide outsourcing services, but may not have the exclusive right to securitize the student loans that they originate.

        Changes in any of the following factors can materially affect our financial results:

  •
  the private student loan securitization market, including the costs or availability of financing and market receptivity to student loan asset backed notes and auction rate notes;

  •
  actions taken by the rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels;

  •
  the demand for private education financing;

  •
  the competition for providing private education financing;

  •
  the education financing preferences of students and their families;

  •
  applicable laws and regulations, which may affect the terms upon which our clients agree to make private student loans and the cost and complexity of our loan facilitation operations;

  •
  the general interest rate environment, including its effect on our discount, default and prepayment rates;

  •
  our critical accounting policies and estimates;

  •
  borrower default rates and our ability to recover principal and interest from such borrowers;

  •
  prepayment rates, including prepayments through loan consolidation of private student loans held by our trusts; and

  •
  the availability of student loans or grants through federal programs.

Business Trends and Outlook

        On December 21, 2007, we announced a definitive agreement with GS Capital Partners ("GSCP") relating to a strategic equity investment by GSCP. GSCP invested $59.8 million to acquire preferred stock convertible into 5.3 million shares of our common stock at a conversion price of $11.24 per share. In addition, GSCP agreed to invest, upon receipt of regulatory approval, up to $200.7 million to acquire additional shares of preferred stock convertible into 13.4 million shares of our common stock at a conversion price of $15.00 per share. In conjunction with the equity investment, GSCP also committed to offer us a $1.0 billion warehouse facility, the terms of which are in the process of being negotiated. The initial investment by GSCP provided us with additional capital resources, and the warehouse facility would provide a mechanism for financing on an interim basis a portion of the loan volume that our clients generate. We expect the subsequent investment by GSCP to occur in the current fiscal year.

        Capital markets conditions rapidly deteriorated during the second fiscal quarter. Our business has been and continues to be adversely impacted by the current market dynamics, including an inability to access the securitization market and more onerous borrowing costs and facility structures. We did not complete a securitization transaction during our second fiscal quarter, and we are uncertain about our ability to complete a securitization in the current fiscal year. We expect our securitization volumes to materially decrease in fiscal 2008 compared to fiscal 2007, and we expect pricing terms substantially less favorable than in the past. In the near-term, we also expect investors to have limited or no demand for subordinate tranches of asset-backed securities in securitization transactions that we facilitate.

        Student loan asset-backed securitizations have historically been our sole source of financing our clients' private student loan programs. As our loans available for securitization volume continues to grow, it may be important for us to pursue alternative means to finance our clients' loans. Other sources of funding, including the warehouse facility offered by GSCP, may not be available on attractive terms. Recent conditions in the capital markets have generally resulted in widening credit spreads and more restrictive covenants, which will affect the pricing, terms and conditions of any alternative funding mechanism we pursue.

        In addition, Fitch Ratings, Inc. lowered the insurer financial strength rating of TERI during the second fiscal quarter from A+ to A, outlook negative, and Moody's Investors Service announced that it had placed the Baa3 issuer rating of TERI under review for possible downgrade in light of higher-than-expected loss experience of TERI-guaranteed loans. Moody's also announced that it had placed on review for possible downgrade the ratings of eighteen student loan asset-backed notes issued in twelve securitizations facilitated by us. On February 4, 2008, Fitch Ratings downgraded thirteen classes of student loan asset-backed notes issued in seven securitizations facilitated by us, placed a negative watch on eleven classes of student loan asset-backed notes issued in two securitizations facilitated by us and reaffirmed the ratings of other classes of notes. On January 18, 2008, Fitch Ratings downgraded the insurance financial strength rating of Ambac Assurance Corporation, which has provided credit enhancement in several securitizations that we have facilitated, to AA, Credit Watch Negative. In addition, Standard & Poor's and Moody's placed Ambac's AAA rating on CreditWatch Negative in January 2008. Fitch Ratings downgraded, and Standard & Poor's and Moody's placed on watch for possible downgrade, forty one classes of student loan asset-backed notes which have credit enhancement provided by Ambac. These notes were issued by three securitization trusts facilitated by us. These rating agency actions could reduce demand for future securitizations that we structure, result in further write-downs of our service receivables, or reduce revenues that we derive in connection with future transactions.

        Our financial results for the second fiscal quarter reflected our inability to access the securitization market, as well as a $178 million pre-tax write-down of our service receivables. We believe that our portfolio of securitized loans will be adversely affected by a negative consumer credit cycle that is affecting many classes of consumer loans. As further detailed below under the caption "Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables," we changed the assumptions we use in estimating the fair value of our additional structural advisory fees and residuals receivables. In general, these adjustments were necessary because securitization trusts performed below our range of expectations, including with regard to prepayments, delinquencies and defaults, and the estimated cost of funding auction rate notes issued by several securitization trusts is now expected to be higher than previously estimated. We have posted to our website static pool data as of December 31, 2007, including trust inception data and borrower payment status, delinquency, cumulative loss and prepayment data as of December 31, 2007 for certain securitization trusts that we have facilitated.

        We plan to adapt our business model to address the challenges facing our company in what could be a protracted dislocation in the U.S. economy and the financial markets. We expect these actions to include collaborating with TERI and our lender clients to implement more selective underwriting criteria and increase borrower pricing to reflect current financing and market conditions; collaborating with TERI and TERI-approved loan servicers to improve collection and recovery practices; pursuing alternatives for financing our clients' loans on an interim or permanent basis; collaborating with TERI and rating agencies to ensure appropriate levels of reserves; growing our business to consumer platform by expanding our proprietary brands; and reducing our overall cost structure on an annualized basis by approximately 15 to 20 percent. In order to preserve capital and maximize liquidity in challenging market conditions, our board of directors has eliminated the regular quarterly cash dividend for the foreseeable future. We expect the implementation of more selective underwriting criteria to potentially reduce the volume of loans that we facilitate.

        In July 2007, UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal, entered into a $300.0 million education loan warehouse facility to fund the purchase of education loans from Union Federal. At December 31, 2007, $245.4 million was outstanding. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender. The facility will terminate on July 16, 2008 or earlier if certain covenants are not maintained.

UFSB-SPV expects to repay advances it receives as education loans held by UFSB-SPV are sold to securitization trusts or other financing transactions facilitated by us.

        Despite these trends and uncertainties we remain encouraged about the fundamentals of our business. Private student loans are an important and growing source of college funding. College attendance is high, the overall cost of college continues to rise, government supported loans are limited and families are saving less. Added pressure for funding education may result from the declining home values and the lack of equity that has been a source of funding for education. We believe that borrowers will need responsible private student loan solutions after exhausting all available scholarships, grants and federal aid. Moreover, the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional non-governmental providers of federal loans, and we believe that some of our competitors and potential competitors may exit the student loan industry as a result of the Act and current market conditions. In summary, our view is that demand will be high for private student loans now and into the future, and First Marblehead is well-positioned, particularly following the strategic investment by GSCP, to weather the challenges facing the company and the private student loan industry.

        The information described under the caption "Risk Factors" in this quarterly report also contains important factors that you should consider in assessing our business.

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

        Under the terms of our agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's private student loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 180 days to 540 days following loan disbursement. With respect to approximately $1.6 billion of our facilitated loan volume available for securitization as of December 31, 2007, our liability for failure to facilitate a purchase in breach of our obligations would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period expired. We estimated the maximum liquidated damages applicable to our facilitated loan volume available for securitization as of December 31, 2007 to be approximately $16.1 million. Our agreements applicable to approximately $430 million of our facilitated loan volume available for securitization as of December 31, 2007 do not specify or limit our liability to liquidated damages for failure to facilitate a purchase in breach of our obligations. The amount of our potential liability with respect to such loans is not determinable at this time. Under certain of our agreements, our obligations to facilitate the purchase of our clients' loans are suspended during a "market disruption event," as defined in the applicable agreement.

        We receive several types of fees in connection with our securitization services:

  •
  Structural advisory fees.  We charge structural advisory fees that are paid in two portions:

  •
  Up-front.  We receive a portion of the structural advisory fees at the time the securitization trust purchases the loans. In exchange for these fees, we structure the debt securities sold in the securitization, coordinate the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepare the cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans that we facilitated during the first six months of fiscal 2008, these fees were 8.7% of the aggregate principal and capitalized interest of the loans securitized. For the securitizations of TERI-guaranteed loans we facilitated in fiscal 2007, these fees ranged from 11.7% to 13.1% of the aggregate principal and capitalized interest of the loans securitized. The four private label loan trusts we facilitated in fiscal 2007 issued Triple B-rated securities, the only such issuances by any of our securitizations trusts. The issuance of Triple B-rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions; and

    •
    Additional.  We receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We begin to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105%. These stipulated levels may be raised if certain trust characteristics change. The level applicable to a particular private label loan trust is determined at the time of securitization. We currently expect to receive the additional fees beginning five to seven years after the date of a particular securitization transaction.

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

        We generally recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services. We recognize marketing coordination fees and marketing premiums earned on proprietary brands, which are components of administrative and other fees, at the time the securitization trust purchases the loans derived from the related marketing coordination services.

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis primarily because of the timing, size and structure of capital market transactions that we have facilitated. In fiscal 2007, we facilitated one securitization in each of the first, second and third quarters and two securitizations in the fourth quarter. The variability of our quarterly revenue and operating results will increase on a quarterly basis as a result of current conditions in the capital markets. We facilitated two securitization transactions in the first quarter of fiscal 2008, but we did not conduct a securitization transaction during the second quarter of fiscal 2008. An inability to access the capital markets, and variations in the size or structure of any future transactions, could continue to result in material variability of our operating results on a quarterly basis.

        The following tables set forth our quarterly revenue and net income (loss) for the first six months of fiscal 2008 and each quarter of fiscal 2007:

	Fiscal 2008
	First Quarter	Second Quarter	Total
	(in thousands)
Total revenues	$379,962	$(122,810)	$257,152
Net income (loss)	168,820	(117,675)	51,145

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$302,945	$197,766	$180,163	$199,830	$880,704
Net income	141,008	81,151	71,172	78,000	371,331

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

        The following table shows the approximate weighted average assumptions for loan performance at December 31, 2007 for our private label loan trusts:

	Percentage rate			Percentage discount rate
Trust	Default	Recovery	Prepayments	Residuals	Structural advisory fees
Private label loan trusts	14.76%	48%	8.40%	13.24%	7.02%

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

        Net default rates.    During the second quarter of fiscal 2008, we increased the net default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables. In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, we increased the assumed net default rate from 5.81% to 7.68% on average for the portfolio. We believe the increased net default rate assumptions reflect the expected default activity for the remaining life of each securitization trust. This increase in the net default rate assumptions resulted in a decrease in the estimated fair value of our residuals receivable of $36.2 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $2.7 million during the second quarter of fiscal 2008. Net defaults are calculated by reducing gross defaults by the amount of recoveries received on previously defaulted loans. During the second quarter of fiscal 2008, we increased our assumed average gross default rate from 9.68% to 14.76%. During the second quarter of fiscal 2008, we also increased, from 40% to 48%, the percentage of defaulted loans that we expect to recover.

        Prepayment Rates.    Loans in the securitization trusts have been experiencing higher prepayment rates than we had estimated would occur at certain points in the life of the loans as a result of a number of factors, including a prolonged unfavorable interest rate environment. During the third quarter of fiscal 2007, we altered our assumption regarding the average annual rate of prepayments that we use to estimate the fair value of our residuals and structural advisory fees receivables. We did not, at that time, make an adjustment to our assumption regarding the timing of prepayments expected to occur over the life of the trusts. The increase of the assumption from an average over the life of the trusts of 7% to 8% resulted in a decrease in the fair value of the residuals receivable of $36.2 million and a decrease in the fair value of the additional structural advisory fees receivable of $3.5 million. We recognized both of these decreases in the third quarter of fiscal 2007. During the second quarter of fiscal 2008, we further altered our assumption by adjusting the timing of prepayments we expect to occur over the life of the trusts in response to actual experience. The result was an increase in the assumed average prepayment rate over the life of the trusts from 8% to 8.4%. This change in the prepayment rate assumption resulted in a decrease in the estimated fair value of our residuals receivable of $46.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $3.5 million during the second quarter of fiscal 2008.

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

        During fiscal 2007, we facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of our securitization trusts. Triple B-rated issuances, in effect, allowed us to monetize a portion of our securitization-related revenues that previously would have been recognized as residuals. Accordingly, we believed that market developments had provided us with a meaningful basis to revise our input for the discount rate to be applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, we applied a discount rate equal to the trailing 12-month average of the one-month LIBOR + 1.75% to value the portion of the residuals that we believed qualified as investment grade in the pre-fiscal 2007 private label trusts. That portion of the residuals that we believed did not qualify as investment grade was discounted at 13%, as it was in the securitization trusts that issued Triple B-rated securities. The decrease in the aggregated average discount rate resulted in an increase in the fair value of our residuals receivable of $26.7 million which we recorded in the third quarter of fiscal 2007.

        The securitization transactions facilitated in the first quarter of fiscal 2008 did not involve the issuance of Triple B-rated securities and we believe that recent volatility in the ABS market has resulted in an inability to issue Triple B-rated securities as the market for those securities does not presently exist. Accordingly, we adjusted in the first fiscal quarter our input in determining the discount rate applied in estimating the fair value of residuals from securitization trusts that have not issued Triple B-rated securities to 12%. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of our residuals receivable of $25.2 million which was recognized in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, in response to continued deterioration in the asset-backed securities market, we increased the discount rate used to estimate the fair value of residuals receivable by 100 basis points. As a result, we applied a discount rate of 13% for purposes of estimating the fair value of residuals from securitization trusts that have not issued Triple B-rated securities and a discount rate of 14% for purposes of estimating the fair value of residuals from securitization trusts that have issued Triple B-rated securities. We believe the revised discount rates result in a fair value that reflects ABS market conditions and the subordinate nature of our residual interest in those trusts. The increase in the discount rate assumption resulted in a decrease in the estimated fair value of our residual receivable of $46.5 million during the second quarter of fiscal 2008.

        Discount Rate—Additional Structural Advisory Fees.    Historically, we have based the discount rate that we use to estimate the fair value of our additional structural advisory fees on the 10-year U.S. Treasury Note rate plus 200 basis points. Prior to the second quarter of fiscal 2008, we believed that such a spread was an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. Between September 30, 2007 and December 31, 2007, the 10-year U.S. Treasury Note rate decreased 57 basis points. An increase in the 10-year U.S. Treasury Note rate has the effect of decreasing the estimated fair value of our structural advisory fees receivable, while a decrease in the rate has the opposite effect on our estimate of fair value. During the second quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities, we increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that we use to estimate the fair value of our additional structural advisory fees. As a result, we applied a discount rate of 7.02% at December 31, 2007, compared to a discount rate of 6.59% at September 30, 2007. We believe the revised discount rate results in a fair value that reflects market conditions and the priority of the additional structural advisory fees relative to other cash distributions from the trust. The increase in the discount rate assumption resulted in a decrease in the estimated fair value of our additional structural advisory fee receivable of $8.1 million during the second quarter of fiscal 2008.

        Auction Note Interest Rates.    Five private label loan trusts have issued auction rate notes to finance, in whole or in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. As of December 31, 2007, we used a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each trust. The spread over LIBOR used to estimate the future cost of funding is based on historical trends, current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual rates would persist, resulting in a larger spread over LIBOR for a longer period of time than we had previously estimated. As a result, we revised the spread over LIBOR that we use to estimate the fair value of our residuals and additional structural advisory fees receivables to better reflect the expected spreads over LIBOR in the future. The change in our auction rate assumption resulted in a decrease in the estimated fair value of our residual receivable of $34.3 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $86,000 during the second quarter of fiscal 2008.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement, including payments as a result of loan consolidation activity. Because most credit defaults are reimbursable by third parties, increases in net defaults generally have the same effect as increases in prepayments. If net defaults increase beyond the level of expected third-party reimbursement, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts' student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

        The following table shows the estimated change in our structural advisory fees and residuals receivable balances at December 31, 2007 based on changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at December 31, 2007, and changes in the assumed spread between 1-month LIBOR rates and auction rates, which are based on .05% and .10% changes from the assumed levels for each key assumption:

	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total structural advisory fees	$151,805	$150,919	$150,032	$149,146	$148,258
Change in receivables balance	1.18%	0.59%		(0.59)%	(1.18)%
Default recovery rate:
Total structural advisory fees	$150,032	$150,032	$150,032	$150,034	$150,035
Change in receivables balance	0.00%	0.00%		0.00%	0.00%
Annual prepayment rate:
Total structural advisory fees	$157,697	$153,741	$150,032	$146,550	$143,274
Change in receivables balance	5.11%	2.47%		(2.32)%	(4.50)%
Discount rate:
Total structural advisory fees	$161,781	$155,756	$150,032	$144,593	$139,418
Change in receivables balance	7.83%	3.82%		(3.63)%	(7.07)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$139,864	$144,803	$150,032	$155,424	$160,998
Change in receivables balance	(6.78)%	(3.49)%		3.59%	7.31%

	Percentage change in assumptions			Percentage change in assumptions
Residuals			Receivables balance
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Total residual fees	$629,618	$618,913	$608,233	$597,546	$586,908
Change in receivables balance	3.52%	1.76%		(1.76)%	(3.51)%
Default recovery rate:
Total residual fees	$607,788	$608,010	$608,233	$608,457	$608,682
Change in receivables balance	(0.07)%	(0.04)%		0.04%	0.07%
Annual prepayment rate:
Total residual fees	$686,293	$646,177	$608,233	$572,322	$538,285
Change in receivables balance	12.83%	6.24%		(5.90)%	(11.50)%
Discount rate:
Total residual fees	$736,257	$668,437	$608,233	$554,639	$506,799
Change in receivables balance	21.05%	9.90%		(8.81)%	(16.68)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$588,639	$598,978	$608,233	$615,409	$619,432
Change in receivables balance	(3.22)%	(1.52)%		1.18%	1.84%

	Change in assumption			Change in assumption
	Tighten 10 basis points	Tighten 5 basis points	Receivables balance	Widen 5 basis points	Widen 10 basis points
	(dollars in thousands)
Change in assumed spread between LIBOR and auction rate indices:
Total residual fees	$614,771	$611,498	$608,233	$604,973	$601,719
Change in receivables balance	1.07%	0.54%		(0.54)%	(1.07)%

        During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. As a result, we revised the spread over LIBOR that we use to estimate the future cost of funding of auction rate notes. If higher actual auction rates persist longer then we currently estimate, our residual and structural advisory fee receivables could decrease more significantly than indicated in the sensitivity table above. The interest rate on each outstanding auction rate note is limited by a maximum auction rate. A widening in the assumed spread between LIBOR and the auction rates of 50 basis points, which would result in an interest rate equal to the maximum auction rate for some but not all outstanding auction rate notes, would result in a decrease in the estimated fair value of our residuals of $29.3 million, or 4.82%, and a decrease in the estimated fair value of our additional structural advisory fees of $0.06 million, or 0.04%. A widening in the assumed spread between LIBOR and auction rates to the maximum auction rate for each outstanding auction rate note would result in a decrease in the estimated fair value of our residuals of $59.5 million, or 9.77%, and decrease in the estimated fair value of our additional structural advisory fees of $0.11 million, or 0.07%. See "Risk Factors" under Part II of this quarterly report for additional information regarding our trusts' auction rate notes.

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

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At December 31, 2007, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has issued an exposure draft that would amend FASB Statement No. 140. The proposed amendment would, among other things, change the requirements that an entity must meet to be considered a QSPE. We are monitoring the status of the exposure draft to assess its impact, if any, on our financial statements.

Results of Operations

Three and six months ended December 31, 2007 and 2006

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

        We facilitated two securitization transactions in the first quarter of fiscal 2008 and no securitizations during the second fiscal quarter. During fiscal 2007, we facilitated one securitization in each of the first and second fiscal quarters. Our estimates of the allocation by marketing channel of our securitization revenues for the first six months of fiscal 2008 and 2007, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

					Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized			Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(3)
	(dollars in millions)
Fiscal 2008
September 2007	Direct to consumer	$1,640	(1)	81%	9.6%	1.2%	6.6%	17.3%
	School channel	387	(1)	19	5.1	1.2	2.5	8.8

	Total	$2,027	(1)

	Blended yield(2)				8.7	1.2	5.8	15.7
Fiscal 2007
December 2006	Direct to consumer	$676		93	12.6	1.2	7.0	20.8
	School channel	48		7	7.3	1.2	2.1	10.6

	Total	$724

	Blended yield(2)				12.2	1.2	6.7	20.1
September 2006	Direct to consumer	$973		70	14.7	1.2	5.1	21.0
	School channel	413		30	7.3	1.2	1.7	10.2

	Total	$1,386

	Blended yield(2)				12.5	1.2	4.1	17.8
Total for first six months of fiscal 2007		$2,110			12.4	1.2	5.0	18.6

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

  Up-front structural advisory fees

        The up-front component of structural advisory fees decreased to $178.1 million during the first six months of fiscal 2008 from $261.9 million for the first six months of fiscal 2007. Up-front structural advisory fees decreased to $0.5 million for the second quarter of fiscal 2008 from $88.6 million for the second quarter of fiscal 2007. The decrease in up-front structural advisory fees between periods was primarily due to a change in fee yield and loan mix between the periods. The securitization trusts we facilitated in the first and second quarters of fiscal 2007 issued Triple B-rated securities, resulting in a higher up-front structural advisory fee yield compared to the securitization trusts we facilitated in the first quarter of fiscal 2008, which did not issue Triple B-rated securities.

        Up-front structural advisory fees for the second quarter of fiscal 2008 decreased compared to the second quarter of fiscal 2007 because we did not complete a securitization transaction during the second quarter of fiscal 2008. Up-front structural advisory fees for the second quarter of fiscal 2008 consisted solely of receipt of cost of issuance funds from earlier securitization transactions.

        The following table reflects the changes in up-front structural advisory fees attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the receipt of cost of issuance funds for the six months ended December 31, 2007 and 2006:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to decreased securitization volume	Change attributable to change in fee yield and loan mix	Receipt of cost of issuance funds	Total change
	(in thousands)
Six months ended December 31, 2007 vs. six months ended December 31, 2006	$2,027,079	$(10,256)	$(74,715)	$1,109	$(83,862)

        The receipt of cost of issuance funds represents the receipt of remaining funds in a trust's cost of issuance account once the trust has paid all costs associated with its issuance of asset-backed securities.

  Additional structural advisory fees

        The additional component of structural advisory fees decreased to $16.4 million for the first six months of fiscal 2008 from $28.3 million for the first six months of fiscal 2007. Additional structural advisory fees decreased to negative $10.8 million for the second quarter of fiscal 2008 from $9.8 million for the second quarter of fiscal 2007. The decrease in additional structural advisory fees between the six-month periods and the three-month periods was primarily due to the changes in assumptions we use to estimate the fair value of our additional structural advisory fees.

        The following table reflects the changes in additional structural advisory fees attributable to the changes in securitization volume, changes in fee yield and loan mix, and the updates to prior trusts for the six months ended December 31, 2007 and 2006:

	Additional structural advisory fees
	Total volume of loans securitized	Change attributable to decreased securitization volume	Change attributable to change in fee yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Six months ended December 31, 2007 vs. six months ended December 31, 2006	$2,027,079	$(996)	$(147)	$(10,809)	$(11,952)

        The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the six and three months ended December 31, 2007 and 2006:

	Six months ended December 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	25,447
Trust updates
Passage of time (present value accretion)	5,071	3,411
Assumption changes:
Increase in average prepayment rate	(3,535)	—
Increase in discount rate	(8,110)	—
Increase in default rate	(2,668)	—
Increase in auction rate notes spread	(86)	—
Other factors	1,412	(518)

Net change	(7,916)	2,893

Fair value at end of period	$150,032	$116,637

	Three months ended December 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$160,807	$106,848
Additions from new securitizations	—	8,861
Trust updates
Passage of time (present value accretion)	2,662	1,821
Assumption changes:
Increase in average prepayment rate	(3,535)	—
Increase in discount rate	(8,110)	—
Increase in default rate	(2,668)	—
Increase in auction rate notes spread	(86)	—
Other factors	962	(893)

Net change	(10,775)	928

Fair value at end of period	$150,032	$116,637

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect to begin to receive approximately five to seven years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        During the first six months of fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $7.9 million. During the first six months of fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $2.9 million. The decrease during the first six months of fiscal 2008 was primarily due to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable. The increase during the first six months of fiscal 2007 was primarily due to the accretion of the discounting inherent in the fair value estimates and the impact of a decrease in the 10-year U.S. Treasury note rate, offset in part by the effect of higher prepayment rates than we had estimated would occur during the period.

        During the second quarter of fiscal 2008, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $10.8 million. The decrease during the second quarter of fiscal 2008 was due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable. During the second quarter of fiscal 2007, our estimate of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $0.9 million. The increase was due primarily to the discounting inherent in the fair value estimates.

        For a discussion of changes we made during the first six months of fiscal 2008 and fiscal 2007 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

  Residuals

        Service revenues from residuals decreased by $187.7 million, to negative $56.9 million for the first six months of fiscal 2008 from $130.8 million for the first six months of fiscal 2007. Service revenues from residuals decreased by $221.9 million, to negative $159.7 million for the second quarter of fiscal 2008, compared to $62.2 million for the second quarter of fiscal 2007. We did not conduct a securitization transaction in the second quarter of fiscal 2008. As a result, we did not recognize any residuals from new securitizations in the current period. The decrease in service revenues from residuals in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily a result of changes we made to certain assumptions we use to estimate the value of our residual receivable in the first six months of fiscal 2008.

        The following table reflects the changes in residuals attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the updates to prior trusts for the first six months ended December 31, 2007 and 2006:

		Residuals
	Total volume of loans securitized	Change attributable to decreased securitization volume	Change attributable to change in yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Six months ended December 31, 2007 vs. six months ended December 31, 2006	$2,027,079	$(4,114)	$16,016	$(199,627)	$(187,725)

        The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the six and three months ended December 31, 2007 and 2006:

	Six months ended December 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	105,070
Trust updates
Passage of time (present value accretion)	43,570	30,140
Assumption changes:
Increase in average prepayment rates	(46,597)	—
Increase in discount rate	(71,680)	—
Increase in default rate	(36,173)	—
Increase in auction rate notes spread	(34,323)	—
Other factors	(28,651)	(4,367)

Net change	(173,854)	25,773

Fair value at end of period	$608,233	$583,666

	Three months ended December 31,
	2007	2006
	(in thousands)
Fair value at beginning of period	$767,979	$521,486
Additions from new securitizations	—	48,315
Trust updates
Passage of time (present value accretion)	23,667	16,430
Assumption changes:
Increase in average prepayment rates	(46,597)	—
Increase in discount rate	(46,498)	—
Increase in default rate	(36,173)	—
Increase in auction rate notes spread	(34,323)	—
Other factors	(19,822)	(2,565)

Net change	(159,746)	13,865

Fair value at end of period	$608,233	$583,666

        As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the assumptions that we use in estimating the fair value of these receivables. We also monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        Our estimates of the fair value of our residuals receivable resulted in a decrease in their aggregate carrying value of approximately $173.9 million during the first six months of fiscal 2008 and an increase of $25.8 million during the first six months of fiscal 2007. Our estimates of the fair value of our residuals receivable resulted in a decrease in the aggregate carrying value of approximately $159.7 million during the second quarter of fiscal 2008 and an increase of $13.9 million during the second quarter of fiscal 2007. The decrease during the first six months of fiscal 2008 and the second quarter of fiscal 2008 was due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our residual receivable. For a discussion of our decision during the first six months of fiscal 2008 to change the assumptions we use to estimate the value of our residual receivable see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables." During the first six months of fiscal 2007, the increase was primarily due to the positive impact of the passage of time.

  Processing fees from TERI

        Processing fees from TERI increased to $83.5 million for the first six months of fiscal 2008 from $66.7 million for the first six months of fiscal 2007 and increased to $37.3 million for the second quarter of fiscal 2008 from $29.6 million for the second quarter of fiscal 2007. The increase was primarily due to increased reimbursable expenses required to process the increased volume of private label loans that we actively disbursed during the fiscal 2008 periods. The volume of private label loans we actively disbursed increased to $3.2 billion for the first six months of fiscal 2008 from $2.2 billion for the first six months of fiscal 2007 and to $1.0 billion for the second quarter of fiscal 2008 from $0.7 billion for the second quarter of fiscal 2007.

  Administrative and other fees

        Administrative and other fees increased to $24.9 million for the first six months of fiscal 2008 from $9.0 million for the first six months of fiscal 2007 and decreased to $3.1 million for the second quarter of fiscal 2008 from $4.7 million for the second quarter of fiscal 2007. The increase during the six month period was primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients and marketing fees earned by us from the securitization of our proprietary brand loans. We generated approximately $20.0 million in marketing fees and reimbursable expenses from marketing coordination services during the first six months of fiscal 2008, compared to approximately $6.2 million in marketing fees and reimbursable expenses from marketing coordination services during the first six months of fiscal 2007. We earned administrative fees for the daily management of the securitization trusts of approximately $3.6 million during the first six months of fiscal 2008 and $2.7 million during the first six months of fiscal 2007. During the second quarter of fiscal 2008 we did not conduct a securitization transaction therefore, we did not generate reimbursable expenses from marketing coordination services. We generated approximately $3.3 million in reimbursable expenses from marketing coordination services during the second quarter of fiscal 2007. We earned administrative fees for the daily management of the securitization trusts of approximately $1.9 million during the second quarter of fiscal 2008 and $1.4 million during the second quarter of fiscal 2007.

Net Interest Income

        Net interest income increased to $11.2 million for the first six months of fiscal 2008 from $4.0 million for the first six months of fiscal 2007. Net interest income increased to $6.8 million for the second quarter of fiscal 2008 from $2.8 million for the second quarter of fiscal 2007. The increases in the current year periods were primarily due to higher average cash balances available for investment and the net interest income of $6.6 million and $4.3 million earned by our subsidiary, Union Federal, during the first six months of fiscal 2008 and second quarter of fiscal 2008, respectively.

Non-interest Expenses

        Total non-interest expenses increased to $171.2 million for the first six months of fiscal 2008 from $124.6 million for the first six months of fiscal 2007 and increased to $73.7 million for the second quarter of fiscal 2008 from $59.0 million for the second quarter of fiscal 2007. Compensation and benefits decreased to $51.7 million for the first six months of fiscal 2008 from $57.5 million for the first six months of fiscal 2007 and decreased to $19.7 million for the second quarter of fiscal 2008 from $25.9 million for the second quarter of fiscal 2007. General and administrative expenses increased to $119.5 million for the first six months of fiscal 2008 from $67.1 million for the first six months of fiscal 2007 and increased to $54.0 million for the second quarter of fiscal 2008 from $33.1 million for the second quarter of fiscal 2007.

        The decrease in compensation and benefits expense during the first six months of fiscal 2008 and second quarter of fiscal 2008 as compared to the prior year periods was primarily the result of a decrease in incentive compensation accruals, partially offset by increased salary costs due to higher average headcount during the current year periods.

        General and administrative expenses increased during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 as a result of increases in several categories of expenses. Marketing coordination expenses increased to $46.9 million for the first six months of fiscal 2008 from $15.2 million for the first six months of fiscal 2007. The increase in marketing coordination expense was primarily due to the increased media costs related to increased advertising efforts. Equipment expenses increased to $6.9 million for the first six months of fiscal 2008 from $5.8 million for the first six months of fiscal 2007. Depreciation and amortization expense increased to $9.5 million for the first six months of fiscal 2008 from $7.9 million for the first six months of fiscal 2007. The increase in equipment, depreciation and amortization expense was due to the expansion of our loan processing operations which resulted in additional purchases of fixed assets as well as the amortization of capitalized software development costs. Professional fees increased to $7.5 million for the first six months of fiscal 2008 from $5.6 million for the first six months of fiscal 2007 primarily due to an increase in legal costs. Outsourced operations expense increased to $31.7 million for the first six months of fiscal 2008 from $17.3 million for the first six months of fiscal 2007. The increase is primarily due to increases in temporary employment and external call center costs necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing expenses in the television medium that need call center support.

        General and administrative expenses increased during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as a result of increases in several sub categories of expenses. Marketing coordination expenses increased to $20.1 million for the second quarter of fiscal 2008 from $9.0 million for the second quarter of fiscal 2007. The increase in marketing coordination expenses was primarily due to the increased media costs related to increased advertising efforts. Outsourced operations costs increased to $14.0 million for the second quarter of fiscal 2008 from $6.9 million for the second quarter of fiscal 2007. The increase is primarily due to increases in temporary employment and external call center costs necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing expenses in the television medium that need call center support.

Income Tax (Benefit) Expense

        Income tax expense decreased to $34.8 million for the first six months of fiscal 2008 from $154.0 million for the first six months of fiscal 2007. The decrease in income tax expense was primarily the result of a decrease in the amount of income before income tax expense between periods. During the first six months of fiscal 2008, our effective tax rate, or the income tax expense as a percentage of income before income tax expense, decreased to 40.5% from an effective tax rate of 40.9% for the first six months of fiscal 2007. The decrease in our effective tax rate was primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees decreased and our residual revenues increased during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions. In order to preserve capital and maximize liquidity in challenging market conditions, our board of directors has eliminated the regular quarterly cash dividend for the foreseeable future. In addition, we do not expect to repurchase shares of common stock. We expect to reduce by the end of fiscal 2008 our overall cost structure on an annualized basis by approximately 15 to 20 percent, including by reducing business development and operational expenses.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through cash flow from operations, cash and cash equivalents, various capital raising activities, and various sources of funding available to Union Federal or us to finance education loans. In July 2007, UFSB-SPV entered into a $300.0 million education loan warehouse facility to fund the purchase of education loans from Union Federal. At December 31, 2007, $245.4 million was outstanding. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender. The facility will terminate on July 16, 2008 or earlier if certain covenants are not maintained. UFSB-SPV expects to repay advances it receives as education loans held by UFSB-SPV are sold to securitization trusts or other financing transactions facilitated by the Company. On December 21, 2007, we announced a definitive agreement with GS Capital Partners, or GSCP, relating to a strategic equity investment by GSCP. GSCP invested $59.8 million to acquire preferred stock convertible into 5.3 million shares of our common stock at a conversion price of $11.24 per share. We believe, based on our current operating plan, that our current cash and cash equivalents will be sufficient to fund our operations well into fiscal 2009. In addition, GSCP agreed to invest, upon receipt of regulatory approval, up to $200.7 million to acquire additional shares of preferred stock convertible into 13.4 million shares of our common stock. We expect the subsequent investment by GSCP to occur prior to the end of the current fiscal year.

Long-term Funding Requirements

        We expect to fund our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm the growth of our business.

        Our actual liquidity and capital funding requirements may depend on a number of factors, including:

  •
  the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

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

Treasury Stock

        We had treasury stock of $183.9 million at December 31, 2007 and $183.1 million at June 30, 2007. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock forfeited by employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. On April 24, 2007, our board of directors approved the repurchase of up to 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included 3,393,300 shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. At December 31, 2007, a maximum of 8,830,900 shares may be repurchased under the repurchase program approved by the board of directors on April 24, 2007.

        As of December 31, 2007, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share.

Cash, Cash Equivalents and Investments

        At December 31, 2007 and June 30, 2007, we had $351.0 million and $234.9 million, respectively, in cash, cash equivalents and investments. The increase in cash, cash equivalents and investments is primarily due to cash generated from our September securitization transactions and cash received from the issuance of Series A non-voting convertible preferred stock, offset by cash used to fund operations and payment of cash dividends.

        Cash, cash equivalents and investments at December 31, 2007 and June 30, 2007 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds and funds deposited in taxable or tax-exempt money market funds.

Loans Held for Sale

        Our loans held for sale increased to $358.0 million at December 31, 2007 from $37.1 million at June 30, 2007. The increase in loans held for sale is due to an increase in education loans originated by our subsidiary, Union Federal, and the lack of a securitization in the second quarter of fiscal 2008. Our loans held for sale at December 31, 2007 and June 30, 2007 were comprised of education and mortgage loans.

Service Receivables

        Our service receivables decreased to $770.4 million at December 31, 2007 from $809.7 million at June 30, 2007, primarily as a result of changes we made to assumptions we use to estimate the value of our residual and additional structural advisory fee receivables. See "—Executive Summary—Application of Critical Accounting Policies And Estimates—Service Revenues and Receivables."

        The following chart illustrates the amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals. The information presented reflects our key valuation assumptions and cash flow estimates from outstanding securitization trusts as of December 31, 2007. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables" for a discussion of our key assumptions, as well as a sensitivity analysis of hypothetical changes to those assumptions. You are cautioned that the valuation assumptions require our subjective judgment and are susceptible to change. The actual cash releases from additional structural advisory fees and residuals that we receive from the trusts, and the actual timing of receipt, could be materially different than reflected in the chart below as a result of variances between the actual performance of the securitization trusts and the assumptions as of December 31, 2007.

        The information above is intended to supplement the financial information prepared and presented in accordance with GAAP appearing elsewhere in this quarterly report. We have provided the cash flow projections in order to assist investors in assessing our liquidity needs and to provide additional information related to our existing additional structural advisory fees and residuals receivables. See "Risk Factors" under Part II of this quarterly report for additional factors you should consider in evaluating the cash flow projections.

Property and Equipment, net

        During the first six months of fiscal 2008, our property and equipment, net decreased by $1.3 million, as $9.0 million of depreciation expense recorded during the period more than offset $7.6 million we incurred on the expansion and improvement of our loan processing facilities and systems. During the first six months of fiscal 2008, we financed the acquisition of $0.2 million in equipment through capital leases.

Prepaid Income Taxes

        We had no prepaid income taxes at December 31, 2007 as compared to $49.3 million at June 30, 2007. At June 30, 2007, this balance was primarily due to a favorable ruling from the Internal Revenue Service regarding the timing of our recognition of additional structural advisory fees as income for tax purposes. As a result of the ruling, we recognize additional structural advisory fees in financial statement income earlier than they are recognized for income tax purposes.

Other Prepaid Expenses

        Our other prepaid expenses increased to $41.7 million at December 31, 2007 from $26.9 million at June 30, 2007. The increase in other prepaid expenses was primarily due to the payment of a commitment fee related to the warehouse facility offered by GSCP in connection with its strategic investment in December 2007.

Other Assets

        Other assets increased to $15.6 million at December 31, 2007 from $7.2 million at June 30, 2007 primarily due to $2.5 million in principal and fees owed to Union Federal, as a result of cancelled loans from borrowers.

Deposits

        Deposits increased to $146.9 million at December 31, 2007 from $53.5 million at June 30, 2007. The increase in deposits was primarily due to an increase in brokered deposits at Union Federal of $84.1 million. Included in deposits at December 31, 2007 was $95.0 million of brokered deposits, primarily brokered certificates of deposits issued to fund the disbursement of education loans.

Education Loan Warehouse Facility

        We had $245.4 million in borrowings outstanding at December 31, 2007 under the education loan warehouse facility maintained by Union Federal. We had no amounts outstanding under the facility at June 30, 2007, having entered into it in July 2007. The facility provides interim financing which we use to fund the disbursement of education loans by Union Federal.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses decreased to $30.8 million at December 31, 2007 from $59.0 million at June 30, 2007. Incentive compensation accruals were approximately $21.8 million lower at December 31, 2007 as compared to June 30, 2007 as a result of the decrease in expected incentive compensation for fiscal 2008. Our accounts payable were $3.9 million lower at December 31, 2007 as compared to June 30, 2007 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

        We had income taxes payable of $30.1 million at December 31, 2007. We had no income taxes payable at June 30, 2007. The increase in our income taxes payable is primarily due to the accrual of income tax as a result of taxable income earned during the first six months of fiscal 2008.

Net Deferred Income Tax Liability

        Our net deferred income tax liability decreased to $201.1 million at December 31, 2007 from $247.7 million at June 30, 2007. We have a net deferred income tax liability primarily because, under

GAAP, we recognize additional structural advisory fees and residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability decreased primarily as a result of the decrease in additional structural advisory fees and residual revenue recognized during the first six months of fiscal 2008 and the recognition of our share of taxable income from the securitization trusts.

Other Liabilities

        Other liabilities decreased to $9.3 million at December 31, 2007 from $11.5 million at June 30, 2007. Other liabilities primarily includes our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The decrease in other liabilities is primarily due to scheduled principal payments made during the first six months of fiscal 2008 on our note payable to TERI and capital lease obligations.

Contractual Obligations

        As of December 31, 2007, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2007. In addition to the contractual commitments identified in the annual report on Form 10-K, however, we have additional payment obligations to certain clients in the amount of approximately $13.1 million for fiscal 2008, $3.5 million in fiscal 2009 and $2.9 million in fiscal 2010.

        In December 2007, we advanced marketing fees to certain education loan marketer clients in the aggregate amount of approximately $7.3 million. The fees were advanced on behalf of lender clients that retained the marketers, and the parties will credit amounts paid pursuant to these agreements against amounts that would otherwise be due from lenders to the marketers as a result of future securitizations.

        We also entered into agreements with certain lender clients during December 2007 pursuant to which we paid a portion of the purchase price with respect to loans that would have qualified for purchase in a securitization transaction as of November 30, 2007. With respect to such loans, we paid the lenders the marketing fee and loan premium, as well as reimbursement for certain origination fees, that otherwise would have been due upon the closing of a securitization transaction. The aggregate amount of payments to these lenders was approximately $2.1 million.

        In consideration of the payments, we generally received the right to purchase the loans in one or more securitizations until the later of (i) December 31, 2008 and (ii) the date that our right to purchase loans would otherwise expire pursuant to our note purchase agreement with such lender. The parties will credit amounts paid pursuant to these agreements against amounts that would otherwise be due to the lenders as a result of future securitizations. We did not enter into such an agreement with J.P. Morgan Chase Bank, N.A., Bank of America, N.A. or RBS Citizens, N.A.

Cash Flows

        Our net cash used in operating activities decreased to $225.9 million for the first six months of fiscal 2008, compared to cash provided by operating activities of $135.2 million for the first six months of fiscal 2007. The decrease in cash provided by operations resulted primarily from an increase of $321.0 million in loans held for sale, the financing of which is categorized under cash flows from financing activities and a decrease of $46.6 million in our deferred income tax liability, offset in part by an increase in our current income tax liability of $79.4 million and a decrease of $56.9 million in residuals.

        Our cash provided by investing activities was $13.3 million for the first six months of fiscal 2008, compared to $21.3 million used in investing activities for the first six months of fiscal 2007. Net cash provided by investing activities during the first six months of fiscal 2008 was primarily a result of net dispositions of investments.

        Net cash provided by financing activities increased to $349.4 million during the first six months of fiscal 2008, compared to net cash used in financing activities of $29.2 million during the first six months of fiscal 2007. Net cash provided by financing activities increased during the first six months of fiscal 2008 primarily as a result of an increase in cash provided by deposits, the education loan warehouse facility and the issuance of preferred stock, offset in part by an increase in cash used for dividends.

        We expect that our capital expenditure requirements for the final two quarters of fiscal 2008 will be approximately $9.2 million. We expect to use these funds primarily for the expansion of our loan processing operations and the purchase of computer and office equipment.

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

        The principal uses of these trusts are to generate sources of liquidity for our clients' and Union Federal's assets sold into such trusts and make available more funds to students and colleges.

        See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" for a discussion of our determination to not consolidate these securitization trusts.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Factors That May Affect Future Results

        This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues and funding transactions, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth above under "—Application of Critical Accounting Policies and Estimates" and the risk factors set forth below under Item 1A of Part II. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 11, 2008.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents and Investments

        We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At December 31, 2007, cash, cash equivalents and investments consisted primarily of investments in seven day variable rate demand notes and money market funds, all of which were due on demand or within one year. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and investments.

Risks Related to Loans Held for Sale and Deposits

        We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at December 31, 2007 consisted of $11.6 million in mortgage loans and $346.4 million in education loans. Our loans held for sale are recorded at lower of cost or fair value and are sensitive to interest rates and changes in the fair value of loans. Under GAAP, we would be required to reduce the carrying value of our educations loans if their fair value decreases below our cost. At December 31, 2007, our mortgage loans had an average interest rate of approximately 6.5% and our student loans had an average interest rate of approximately 10.3%. All of our education loans and approximately 71% of our mortgage loans have variable interest rates. We held deposits of $146.9 million at December 31, 2007. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At December 31, 2007, our deposits had an average interest rate of approximately 5.0%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 97% of our deposits have fixed interest rates of 6 months or less. We do not believe a change in interest rates would have a material impact on the fair value of our loans held for sale or deposits since the majority of these assets and liabilities carry interest rates that are variable and any loss we may incur would not be material relative to our consolidated financial statements.

Risk Related to Structural Advisory Fees and Residuals

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at December 31, 2007 based on changes in these loan performance assumptions, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis."

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter. In addition we have made material changes to the following risk factors as compared to the version disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007:

  •
  We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

  •
  A number of factors, some of which are beyond our control, may adversely affect our securitization activities and thereby adversely affect our results of operations.

  •
  In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

  •
  If our relationships with key clients terminate, our revenue and results of operations would be adversely affected.

  •
  Our business could be adversely affected if TERI's ratings were downgraded or if TERI were placed on a negative watch by a rating agency.

        In addition, we added the following risk factors:

  •
  We may need to pursue alternatives to securitizations, the terms of which may not be attractive; and

  •
  Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables.

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with securitizations, we receive compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 78% of our total revenue for fiscal 2007 and 74% of our total revenue for fiscal 2006. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue. We did not complete a securitization in the second quarter of fiscal 2008, which contributed to our net loss for the quarter. We expect our securitization volumes to decrease materially in fiscal 2008 compared to fiscal 2007, and we expect pricing terms substantially less favorable than in the past. We are uncertain about our ability to complete a securitization in the current fiscal year. If we are unable to access the asset-backed securitization market, our revenues will decline and we will continue to generate net losses.

A number of factors, some of which are beyond our control, may adversely affect our securitization activities and thereby adversely affect our results of operations.

        Our near-term financial performance and future growth depend in large part on our ability to structure securitizations. Several factors may affect both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

  •
  continuing degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of asset-backed securities, or result in rating agencies materially adversely modifying their assumptions with respect to the securitization trusts or TERI;

  •
  prolonged volatility in the capital markets generally and/or in the private student loan asset-backed securities sector specifically, which could continue to restrict or delay our access to the capital markets;

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

  •
  unwillingness of investors to ascribe value to financial guarantees offered by third parties;

  •
  the timing and size of student loan-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, could impact pricing or demand for our securitizations; and

  •
  challenges to the enforceability of student loans based on violations of federal or state consumer protection laws and related regulations, or imposition of penalties or liability on assignees of student loans for violation of such laws and regulations.

        We have actually experienced, or are at particular risk of experiencing in the near term, the first five factors listed above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Trends and Outlook."

        A portion of the securities issued since 1998 in securitization transactions that we structured were sold to asset-backed commercial paper conduits. If these or similar asset-backed conduits cease to purchase securities in the securitizations that we structure, we may experience a delay in the timing of our securitizations as we seek to find alternate channels of distribution.

We may need to pursue alternatives to securitizations, the terms of which may not be attractive.

        Student loan asset-backed securitizations have historically been our sole source of financing our clients' private student loan programs. We were unable to complete a securitization transaction during the second fiscal quarter, and we are uncertain about our ability to complete a securitization in the current fiscal year. As a result, we may need to pursue alternatives to securitization to finance our clients' loans. Other sources of funding may not be available on attractive terms, if available at all. Recent conditions in the capital markets have generally resulted in widening credit spreads and more restrictive covenants, which will affect the pricing and terms and conditions of any alternative funding mechanism we pursue. Our facilitated loan volume available for securitization has continued to grow since the securitization transactions we completed in the first fiscal quarter of 2008. Under the terms of our agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's private student loans during a specified loan purchase period. The length of the loan purchase period varies by client and may be as short as 180 days following loan disbursement. If we were unable to facilitate a purchase of a client's loan prior to the end of the relevant loan purchase period, we would lose the exclusive right to purchase the loans and the client would typically have the right to terminate our agreement. In addition, we could have liability to the client if we breached our obligations. With respect to approximately $1.6 billion of our facilitated loan volume available for securitization as of December 31, 2007, our agreements provide that our liability for failure to facilitate a purchase in breach of our obligations would be liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period expired. Additional liquidated damages would generally become payable at 30 day intervals as the loan purchase period expires as to additional loans. We estimated the maximum liquidated damages applicable to our facilitated loan volume available for securitization as of December 31, 2007 to be approximately $16.1 million. Our agreements applicable to approximately $430 million of our facilitated loan volume available for securitization as of December 31, 2007 do not specify or limit our liability to liquidated damages for failure to facilitate a purchase in breach of our obligations. The amount of our potential liability with respect to such loans is not determinable at this time. As a result, if we do not honor our contractual obligations, our value proposition to clients and prospective clients would be compromised, our relationships with current clients could terminate and our prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay liquidated damages.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

        We receive structural advisory fees for our services in connection with securitization transactions. We receive an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected credit losses from the underlying securitized loan portfolio, net of recoveries taking into consideration the TERI guarantee. During the second quarter of fiscal 2008, we changed our key accounting assumptions, which resulted in a $178 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. In general, these adjustments were necessary because securitization trusts had performed below our range of expectations, including with regard to delinquencies and defaults, and the estimated cost of funding auction rate notes issued by several securitization trusts is now expected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary." We also made adjustments to certain key assumptions during the third quarter of fiscal 2007. If the actual performance of some or all of the securitization trusts were to vary from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

        While we have no further obligation to support the obligations within the bankruptcy-remote securitization trusts, our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders.

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables.

        Five private label loan trusts have issued auction rate notes to finance, in whole or in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each trust in determining the value of our service receivables.

        The spread over LIBOR that we use to estimate the future cost of funding is based on historical trends, current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual auction rates would persist, resulting in a greater spread over LIBOR, for a longer period of time than we had previously estimated. Our assumption with regard to future auction rates, like our other key valuation assumptions, requires our subjective judgment and is susceptible to change.

        The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one month LIBOR plus a margin), a fixed interest rate and the maximum legally permissible rate. The margin applicable to the floating interest rate is dependent upon the then current ratings of the notes subject to an auction. If the notes are downgraded, the applicable margin, and the maximum floating rate, would increase. If the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the "excess" interest would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to our residual interest in the applicable securitization trust. As a result, our projected cash releases from securitization trust that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest. At December 31, 2007, we assumed that each trust that issued auction rate notes would incur average funding costs on such notes below the maximum rate and that no trust would accrue carry-over interest for purposes of the assumptions we made in estimating our additional structural advisory fees and residuals receivable, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables", and in the securitization trust cash flow projections included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

        Broker-dealers may submit orders in auctions for their own account. As a result of such bidding, a broker-dealer may prevent a failed auction, or the interest rate resulting from an auction may be lower than the rate that would have prevailed had the broker-dealer not bid. A failed auction occurs when an existing owner does not have its notes purchased through the auction procedures because the amount of notes submitted for sale exceeds the amount of purchase orders. Broker-dealers, some of which have served as underwriters of the securitizations that we have facilitated, have bid, and may continue to bid, in auctions relating to our trusts' auction rate notes. These bids in the past have both prevented failed auctions and supported interest rates determined at auction. Broker-dealers have no obligation to submit orders in auctions, and to the extent broker-dealers do not submit such bids in the future, the interest rates on our trusts' auction rate notes could be higher than they have been historically, including higher than the maximum rate, which would result in carryover interest, and there could be failed auctions for such notes.

        Auctions have historically provided a liquid market for our trusts' outstanding auction rate notes. On February 7, 2008, a failed auction occurred. Illiquidity as a result of failed auctions could result in higher interest rates determined by future auctions, derogatory rating agency action, including ratings downgrades, and impairment charges by the holders of the outstanding auction rate notes, each of which could materially adversely affect future demand for auction rate notes that we facilitate and limit a financing structure that we have used as recently as the first quarter of fiscal 2008.

The timing of our securitization activities and size and structure of our securitization transactions will greatly affect our quarterly financial results.

        The variability of our quarterly revenue, operating results and profitability will increase on a quarterly basis as a result of current conditions in the asset-based securitization market. In fiscal 2007, we recognized 35%, 22%, 20% and 23% of our total revenue in the respective fiscal quarters of fiscal 2007. We facilitated one securitization in the first, second and third quarters, and two securitizations in the fourth quarter of fiscal 2007. Our quarterly revenue varied primarily because of the size of the securitizations that we structured. We facilitated two securitizations in the first fiscal quarter of 2008, but no securitizations in the second fiscal quarter. Recent volatility in the asset-backed securities market has affected our ability to structure securitizations and could affect the timing, size, structure or profitability of future capital markets transactions, including any capital markets transaction that we plan to facilitate in the remaining quarters of fiscal 2008. Variations in the size or structure of any securitization transaction, as well as the composition of the loan pools being securitized, could result in material variability of our operating results on a quarterly basis, even if we complete securitizations in each remaining quarter of fiscal 2008. The timing, size and structure of our planned securitization activities may also be affected by the seasonality of student loan applications and loan originations, as well as the other factors that could materially adversely affect our securitization activities. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2007, we processed 39% of our total loan facilitation volume in the first quarter ended September 2006, and 18%, 24% and 19% of our total loan facilitation volume in the respective successive quarters.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

        We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected. Our near-term financial results could also be adversely affected if we were to conduct future securitization transactions, or alternative funding transactions, as "on balance sheet" financing transactions.

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

        We have agreements with lenders that govern the purchase of loans for securitization. Our agreement with JPMorgan Chase Bank is scheduled to terminate in March 2010. Our agreements pursuant to which RBS Citizens, N.A. serves as a program lender are generally scheduled to terminate in April 2009. Our agreement with Bank of America governing the purchase of direct-to-consumer loans expires on May 31, 2008, provided that either party may terminate this agreement upon 90 days notice. Our agreement with Bank of America governing the purchase of school channel loans expires on June 30, 2008, provided that the agreement automatically renews for successive one-year terms after that date and can be terminated at any time upon 180 days notice. Each client above has the right to terminate its agreement on short notice, generally 30 days or less, if we materially breach our agreement, including our failure to perform at service levels specified in those contracts, or if the client's guaranty agreement with TERI terminates or expires. In addition, under the terms of our lender clients' guaranty agreements with TERI, both the lender and TERI may propose modifications to loan program guidelines during the first calendar quarter of each year. If the parties are unable to agree on a proposed modification, such as an adjustment of the underwriting criteria, product pricing or guarantee fees, the party proposing the modification has the option of terminating the guaranty agreement, effective as of May 1 of that calendar year. TERI expects to propose modifications to program guidelines in the third fiscal quarter, including more stringent underwriting guidelines. If TERI and a lender client cannot reach agreement on the proposed modifications, TERI may terminate its guaranty agreement with such client, which would also trigger termination of our note purchase agreement with such client. We expect the implementation of more selective underwriting criteria to potentially reduce our facilitated loan volume.

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

        We assist national and regional financial institutions and educational institutions, as well as businesses, education loan marketers and other enterprises, in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than us to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients if they choose, or acquire the ability, to provide directly the services that we provide. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of three principal competitors, Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae's private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. Sallie Mae has announced that it intends to focus increasingly on originating private student loans both through the school channel and the direct to consumer channel. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

        TERI is the exclusive third-party provider of borrower default guarantees for our clients' private label loans. In addition, we have entered into an agreement to provide various services for TERI and received fees from TERI for services performed of $83.5 million, or 32% of total revenue, for the first six months of fiscal 2008, and $66.7 million or 13% of total revenue, for the first six months of fiscal 2007. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations to us or our lender clients, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

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

        In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients' private label loans. As of December 31, 2007, TERI had a Baa3 counterparty rating from Moody's Investors Service, which is the lowest investment grade rating, an insurer financial strength rating of A from Fitch Ratings and an A rating from Dominion Bond Rating Service, which initiated coverage of TERI in May 2007. In the second fiscal quarter, Fitch Ratings downgraded TERI's rating from A+ to A, outlook negative, and Moody's began reviewing TERI's rating for a possible downgrade. Moody's review is ongoing as of the date of this quarterly report, focused on TERI's reserve adequacy and liquidity in light of higher-than-expected loss experience of TERI-guaranteed loans. If TERI's ratings were downgraded, including as a result of increased defaults on the loans held in the securitization trusts we have facilitated, our clients may not wish to enter into guarantee arrangements with TERI, our upfront structural advisory fee yields could decline, or market conditions could dictate that we obtain additional credit enhancement for the asset-backed securitizations that we structure, the cost of which could result in lower revenues. In addition, the inability of TERI as student loan guarantor to meet its guaranty obligations could reduce the amount of principal or interest paid to the holders of asset-backed securities, which could adversely affect our residual interests in securitization trusts or harm our ability to structure securitizations in the future, and could result in the termination of the guaranty agreement between our lender clients and TERI, which could also trigger termination of our note purchase agreements with lender clients. Finally, if TERI's ratings were downgraded below Baa3 by Moody's Investors Service or A by Fitch Ratings, or if Moody's or Fitch were to publicly announce that TERI had been placed on a watchlist for possible downgrade, Bank of America could elect to terminate our agreement relating to the purchase of direct-to-consumer loans. Bank of America could also suspend the processing of new applications for school channel loans. In each such case, our business would be adversely affected.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

        As of December 31, 2007, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trust student loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing trust student loans, TERI would not be obligated to make guaranty payments on the loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans, which could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The Deficit Reduction Act of 2005 increased amounts that first and second year college students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 10% during the first six months of fiscal 2008, 11% during fiscal 2007 and 15% during fiscal 2006 of our total loan facilitation volume. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent state and federal legislation, as well as future legislation, could weaken the demand for private student loans, or result in increased competition in the market for private student loans which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

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

        From our inception to December 31, 2007, our assets have grown to $1.6 billion. Our growth may place a strain on our management, systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.

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

        Based on the advice of our regulatory counsel and, in some states, additional local counsel opinions and informal advice from state regulators, we have been operating on the basis that no registrations or licenses are required of us under laws applicable to loan brokers, small lenders and loan arrangers, and other similar laws. We will continue to review state registration and licensing requirements that may become applicable to us in the future, in view of the expansion of the scope of the services we provide, our plans for future activities and changes in state legislation and regulatory interpretation. As a result of this continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which registration or licensing is required, we will proceed with registration or licensing in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with registration or licensing in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

  •
  curtailment of our ability to continue to conduct business in the relevant jurisdiction, pending processing of registration or a license application;

  •
  administrative enforcement actions;

  •
  class action lawsuits;

  •
  the assertion of legal defenses delaying or otherwise affecting the enforcement of loans; and

  •
  criminal as well as civil liability, each of which could have a material adverse effect on our business.

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

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, legislation recently passed in the United States Senate and The Student Loan Sunshine Act already passed by the U.S. House of Representatives would impose significant additional disclosure and processing burdens on our loan origination operations. Other proposals, which have not yet passed in either house of Congress, would reduce protection of the loans we securitize in bankruptcy proceedings.

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

        The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

  •
  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size and structure of our securitizations or alternative transactions;

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

        Our directors and executive officers, and entities affiliated with them, beneficially own approximately 34% of the outstanding shares of our common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We are subject to regulation as a savings and loan holding company, and Union Federal Savings Bank is regulated extensively.

        As a result of our acquisition of Union Federal Savings Bank in November 2006, we became subject to regulation as a savings and loan holding company and our business is limited to activities that are financial or real-estate related. We have registered with the OTS and are required to file periodic reports. In addition, we are subject to examination by the OTS, which has certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices.

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

        We refer you to our current report on Form 8-K filed with the SEC on December 27, 2007.

(b)   Use of Proceeds from Registered Securities

        In our initial public offering or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through December 31, 2007, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

(c)   Issuer Purchases of Equity Securities

        On April 24, 2007, we announced a repurchase program of up to 10,000,000 shares of our common stock. The 10,000,000 shares now authorized for repurchase includes 3,393,300 shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. We did not repurchase any shares of common stock pursuant to this program during the six months ended December 31, 2007. Through December 31, 2007, we repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17. As of December 31, 2007, 8,830,900 shares of our common stock may yet be purchased under this program, which does not have a fixed expiration date.

Item 4—Submission of Matters to a Vote of Security Holders

        On November 8, 2007 the following proposals were voted on at our 2007 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes
To elect the following nine persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified (subject to such director's earlier death, resignation or removal):
Jack L. Kopnisky	82,225,033	1,084,968	N/A	N/A
Peter B. Tarr	82,118,339	1,191,662	N/A	N/A
Stephen E. Anbinder	82,117,104	1,192,897	N/A	N/A
Leslie L. Alexander	82,199,894	1,110,107	N/A	N/A
William R. Berkley	81,771,949	1,538,052	N/A	N/A
Dort A. Cameron III	81,397,258	1,912,743	N/A	N/A
George G. Daly	82,221,181	1,088,820	N/A	N/A
Peter S. Drotch	82,227,305	1,082,696	N/A	N/A
William D. Hansen	82,226,945	1,083,056	N/A	N/A
To approve an amendment to First Marblehead's restated certificate of incorporation to increase the authorized number of shares of common stock from 150,000,000 to 250,000,000	78,043,635	5,074,550	191,815	N/A
To ratify the appointment of KPMG LLP as First Marblehead's independent registered public accounting firm for the fiscal year ending June 30, 2008	83,083,170	149,304	77,526	N/A

Item 5—Other Information

  Agreements with Bank of America, N.A.

        On February 7, 2008, we entered into a fourth amendment (the "Fourth Amendment") to amended and restated program agreements with Bank of America, N.A. The Fourth Amendment modifies the definition of "TERI Insolvency Event" and "Termination Date" for purposes of the program agreements relating to Bank of America's direct-to-consumer loan program. The amended definition of "TERI Insolvency Event" includes the downgrading of TERI's creditworthiness below "A" by Fitch Ratings ("Fitch"), below Baa3 by Moody's Investors Service, Inc. ("Moody's"), or public announcement of the placement of TERI on a watchlist for possible downgrade by Fitch or Moody's. The amended definition of "Termination Date" includes the 30th calendar day after delivery of a written notice that Bank of America has elected to terminate the program agreements because a TERI Insolvency Event has occurred. Previously, the program agreements would have terminated automatically, rather than at Bank of America's election, following a TERI Insolvency Event.

        On February 7, 2008 we also entered into a fifth amendment (the "Fifth Amendment") to amended and restated program agreements with Bank of America. The Fifth Amendment clarifies the circumstances in which the processing of new applications for Bank of America school channel loans may be suspended. Pursuant to the Fifth Amendment, either Bank of America or we may suspend the processing of such applications in the event that TERI's creditworthiness is downgraded below "A" by Fitch or below Baa3 by Moody's, or in the event that a default by TERI for failure to pay a guaranty claim is declared under any TERI guaranty agreement with any lender. Any such suspension will continue, at the discretion of the party declaring it, until the condition creating the right to suspend is cured.

        Each of the Fourth Amendment and the Fifth Amendment also include a representation by us that we will not diminish borrower benefits under the applicable Bank of America loan program guidelines following the securitization of the loans by us.

  Failed Auction for Auction Rate Notes

        Auctions have historically provided a liquid market for auction rate notes issued by five securitization trusts that we have facilitated. On February 7, 2008, a failed auction occurred with respect to one class of the notes issued by a securitization trust that we facilitated in the first quarter of fiscal 2008.

        Illiquidity as a result of failed auctions for our trusts' auction rate notes could result in higher interest rates determined by future auction, derogatory rating agency actions, including ratings downgrades, and impairment charges by the holders of the outstanding auction rate notes, each of which could materially adversely affect demand for future auction rate notes that we facilitate and limit a financing structure that we have used as recently as the first quarter of fiscal 2008. Future ratings downgrades on the auction rate notes could result in a higher maximum rate paid to the holders of the outstanding auction rate notes, in the event of future failed auctions. For more information about risks relating to auction rate notes, we refer you to the information disclosed in Item 1A of Part II of the quarter report under the caption "Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables."

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

THE FIRST MARBLEHEAD CORPORATION
Date: February 11, 2008	By:	/s/ JACK L. KOPNISKY Jack L. Kopnisky Chief Executive Officer, President and Chief Operating Officer (Duly authorized officer)
Date: February 11, 2008	By:	/s/ JOHN A. HUPALO John A. Hupalo Senior Executive Vice President and Chief Financial Officer (Principal financial officer)
Date: February 11, 2008	By:	/s/ KENNETH S. KLIPPER Kenneth S. Klipper Senior Vice President, Treasurer and Chief Accounting Officer (Principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fourth Amendment to Amended and Restated Program Agreements (Education Maximizer Direct-to-Consumer Loan Program), dated as of January 31, 2008, by and between the registrant and Bank of America, N.A.
10.2	Fifth Amendment to Amended and Restated Program Agreements (School Channel Loan Programs), dated as of February 7, 2008, by and between the registrant and Bank of America, N.A.
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
SIGNATURES
EXHIBIT INDEX