Form 10-Q
period 2008-03-31
FIRST MARBLEHEAD CORP
filed 2008-05-12
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008, the registrant had 98,872,640 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$182,700	$106,271
Investments	109,264	128,650
Loans held for sale	496,278	37,052
Service receivables:
Structural advisory fees	136,348	133,644
Residuals	330,803	665,115
Processing fees from The Education Resources Institute (TERI)	—	10,909

Total service receivables	467,151	809,668

Property and equipment	93,627	81,090
Less accumulated depreciation and amortization	(49,982)	(39,179)

Property and equipment, net	43,645	41,911

Goodwill	4,878	4,878
Intangible assets, net	2,122	2,597
Prepaid income taxes	—	49,345
Other prepaid expenses	11,467	26,904
Mortgage loans held to maturity, net	11,327	—
Other assets	4,548	7,187

Total assets	$1,333,380	$1,214,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$274,611	$53,523
Education loan warehouse facility	242,900	—
Accounts payable and accrued expenses	32,889	59,044
Income taxes payable	12,078	—
Net deferred income tax liability	61,791	247,748
Other liabilities	15,450	11,528

Total liabilities	639,719	371,843

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 19,940 and 20,000 shares authorized at March 31, 2008 and June 30, 2007, respectively; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, par value $0.01 per share, 60 shares authorized at March 31, 2008; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 250,000 and 150,000 shares authorized at March 31, 2008 and June 30, 2007, respectively; 106,434 and 100,874 shares issued at March 31, 2008 and June 30, 2007, respectively; 98,870 and 93,342 shares outstanding at March 31, 2008 and June 30, 2007, respectively	1,064	1,009
Additional paid-in capital	299,774	232,664
Retained earnings	576,604	791,953
Treasury stock, 7,564 and 7,532 shares held at March 31, 2008 and June 30, 2007, respectively, at cost	(183,970)	(183,070)
Accumulated other comprehensive income	189	64

Total stockholders’ equity	693,661	842,620

Total liabilities and stockholders’ equity	$1,333,380	$1,214,463

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Service revenues:
Up-front structural advisory fees	$984	$103,879	$179,050	$365,807
Additional structural advisory fees:
From new securitizations	—	9,128	24,304	34,575
Trust updates	(13,684)	(2,353)	(21,600)	540

Total additional structural advisory fees	(13,684)	6,775	2,704	35,115
Residuals:
From new securitizations	—	34,371	116,972	139,441
Trust updates	(277,430)	(5,838)	(451,284)	19,935

Total residual revenue	(277,430)	28,533	(334,312)	159,376
Processing fees from TERI	25,328	32,282	108,857	98,961
Administrative and other fees	5,217	6,061	30,107	15,014

Total service revenues	(259,585)	177,530	(13,594)	674,273
Net interest income	7,797	2,646	18,571	6,614

Total revenues	(251,788)	180,176	4,977	680,887

Non-interest expenses:
Compensation and benefits	27,670	27,391	79,407	84,894
General and administrative expenses	95,877	33,506	214,947	100,585

Total non-interest expenses	123,547	60,897	294,354	185,479

Income (loss) before income taxes	(375,335)	119,279	(289,377)	495,408
Income tax expense (benefit)	(145,785)	48,107	(110,972)	202,077

Net income (loss)	$(229,550)	$71,172	$(178,405)	$293,331

Net income (loss) per share, basic	$(2.36)	$0.75	$(1.88)	$3.11
Net income (loss) per share, diluted	(2.36)	0.75	(1.88)	3.09
Cash dividends declared per share	—	0.15	0.395	0.37
Weighted average shares outstanding, basic	97,103	94,629	94,691	94,471
Weighted average shares outstanding, diluted	97,103	95,110	94,691	95,055

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share amounts)

	Series A non-voting convertible preferred stock		Common stock				Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
	Issued		Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2007	—	$—	100,874	$1,009	(7,532)	$(183,070)	$232,664	$791,953	$64	$842,620
Comprehensive income
Net loss	—	—	—	—	—	—	—	(178,405)	—	(178,405)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	125	125

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(178,280)
Issuance of preferred stock	60	59,800	—	—	—	—	—	—	—	59,800
Conversion of Series A non-voting convertible preferred stock to common stock	(60)	(59,800)	5,320	53	—	—	59,747	—	—	—
Options exercised	—	—	5	—	—	—	16	—	—	16
Stock issuance through employee stock purchase plan	—	—	45	—	—	—	884	—	—	884
Net stock issuance from vesting of restricted stock units	—	—	190	2	(32)	(900)	(2)	—	—	(900)
Stock-based compensation	—	—	—	—	—	—	5,803	—	—	5,803
Cash dividends declared ($0.395 per share)	—	—	—	—	—	—	—	(36,944)	—	(36,944)
Tax benefit from employee stock options	—	—	—	—	—	—	662	—	—	662

Balances at March 31, 2008	—	$—	106,434	$1,064	(7,564)	$(183,970)	$299,774	$576,604	$189	$693,661

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(178,405)	$293,331
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,532	12,039
Deferred income tax (benefit) expense	(185,957)	34,889
Stock-based compensation	5,803	5,116
Change in assets/liabilities:
(Increase) decrease in loans held for sale	(470,553)	2,852
(Increase) in structural advisory fees	(2,704)	(35,115)
(Increase) decrease in residuals	334,312	(159,376)
(Increase) decrease in processing fees from TERI	10,909	(470)
Net change in income taxes	61,423	24,904
Decrease in other prepaid expenses	15,437	2,764
Decrease in other assets	2,639	809
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(25,737)	5,697

Net cash provided by (used in) operating activities	(418,301)	187,440

Cash flows from investing activities:
Dispositions of investments	44,511	59,048
Purchases of investments	(25,000)	(74,800)
Net cash paid for acquisition	—	(471)
Purchases of property and equipment	(8,127)	(13,343)
Payments to TERI for loan database updates	(186)	(186)

Net cash provided by (used in) investing activities	11,198	(29,752)

Cash flows from financing activities:
Increase in deposits	221,088	2,039
Increase in education loan warehouse facility	242,900	—
Repayment of capital lease obligations	(3,341)	(2,959)
Repayment of notes payable due to TERI	(633)	(597)
Tax benefit from stock-based compensation	662	6,108
Issuance of preferred stock	59,800	—
Issuances of common stock	900	2,227
Repurchases of common stock	(900)	(13,926)
Cash dividends on common stock and cash paid in lieu of fractional shares	(36,944)	(35,127)

Net cash provided by (used in) financing activities	483,532	(42,235)

Net increase in cash and cash equivalents	76,429	115,453
Cash and cash equivalents, beginning of period	106,271	75,711

Cash and cash equivalents, end of period	$182,700	$191,164

Supplemental disclosures of cash flow information:
Interest paid	$12,676	$1,100

Income taxes paid	$49,868	$135,974

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$7,478	$472
Conversion of Series A non-voting convertible preferred stock to common stock	$59,800	—
Reclassification of mortgages from held for sale to held to maturity	$11,327	—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by offering national and regional financial institutions and educational institutions, as well as education loan marketers, an integrated suite of services for designing and implementing student loan programs. The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. The Company is entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it facilitates, as well as reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performs on TERI’s behalf. It also receives reimbursement for marketing coordination services it provides to certain clients, marketing premiums it receives from its proprietary brands and fees for administrative services that the Company provides to the discrete trust vehicles that the Company forms for securitizations it facilitates. FMC’s subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products, demand deposit accounts and private student loans. By virtue of its ownership of Union Federal, the Company is a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS).

On April 7, 2008, TERI filed a voluntary petition for reorganization (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court). According to the filing, TERI intends to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The TERI Reorganization, together with FMC’s inability to access the securitization markets since September 2007, has had, and will likely continue to have, a material negative effect on the Company’s client relationships, facilitated loan volume, loans available for securitization, ability to fully realize the cost reimbursement and guaranty obligations of TERI, and the value of the Company’s service receivables. As a result of the TERI Reorganization, certain clients have terminated their agreements with the Company, and the Company has not received processing fees totaling $15,222 from TERI that were due, but unpaid, prior to the filing of TERI’s petition.

The Company is in the process of developing alternatives to the loan guaranty and loan origination services that TERI has historically provided to the Company’s clients. The Company is attempting to secure an alternative guarantor for program loans, and the Company is developing in parallel a private label loan program that would not require a guaranty from a third party. These initiatives will be critical in order to retain the Company’s existing clients and grow its client base in the future. Development of the loan program is not complete, and the Company is uncertain whether former, current or prospective clients will be interested in the program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.”

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including the determination of the fair value of expected future cash flows, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

Student Loan Market Seasonality and Revenue Related to Securitization Transactions

Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. Historically, the Company has processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also has tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees from TERI that the Company earns in a particular quarter, and the level of expenses incurred to process the higher origination activity. The Company expects to facilitate a significantly lower level of loan volume during the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 as a result of, among other factors, the TERI Reorganization, conditions in the asset-backed securities (ABS) market, tightening of the Company’s clients’ loan underwriting criteria, reduced marketing activities by the Company’s clients and termination of material client relationships.

The conditions of the debt capital markets generally, and the ABS market specifically, rapidly deteriorated during the second fiscal quarter of fiscal 2008, and the deterioration accelerated during the third fiscal quarter of fiscal 2008. The Company’s business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities on attractive terms. The Company did not complete a securitization transaction during its second or third fiscal quarters, and it does not expect to complete a securitization in the last quarter of the fiscal year. During fiscal 2007, the Company closed one securitization transaction in each of the first, second and third quarters and closed two securitization transactions in the fourth quarter. As a result, the Company’s securitization volumes will materially decrease in fiscal 2008 compared to fiscal 2007, and it expects pricing terms in any near-term future securitizations to be substantially less favorable than in the past. In the near-term, it also expects investors to have limited or no demand for subordinate tranches of asset-backed securities in securitization transactions, if any, that it is able to facilitate. Variations in the size, timing and type of financing transactions the Company facilitates has in the past, and may in the future, also contribute to variability in quarterly operating results.

Student loan asset-backed securitizations have historically been the Company’s sole source of permanent financing for its clients’ private student loan programs. As its loans available for securitization volume has grown, the Company has pursued alternative means to finance its clients’ loans. Other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has affected the pricing, terms and conditions of alternative funding mechanisms the Company has pursued.

Affiliates of Goldman, Sachs & Co. committed in December 2007 to offer the Company a $1,000,000 warehouse facility. Subsequently, based on a determination that it would facilitate the receipt of required regulatory approvals and determinations in connection with an equity investment by affiliates of GS Capital Partners, the Company advised Goldman, Sachs & Co. that the Company had determined not to proceed with the warehouse facility, and the commitment of the Goldman, Sachs & Co. affiliates expired. The Company does not expect to secure alternative means to finance its clients’ loans in the fourth fiscal quarter. In addition, the TERI Reorganization, and subsequent ratings downgrades of TERI, resulted in events of termination under Union Federal’s education loan warehouse facility. See Note 4.

At March 31, 2008, the principal balance of loans facilitated and available to FMC for securitization was $3,112,650. Under the terms of its purchase agreements with lender clients, FMC generally has an obligation to use its best efforts to facilitate the purchase of the client’s private student loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If FMC fails to facilitate a purchase in breach of its obligations, FMC’s damages would be limited under the terms of certain of its purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

Those purchase agreements that limit FMC’s liability to liquidated damages generally provide that FMC’s

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

obligation to close a securitization is subject to the condition that no “market disruption event” has occurred. The TERI Reorganization constitutes a “market disruption event” under certain of these purchase agreements, suspending FMC’s contractual obligation to close a securitization with respect to approximately $1,457,000 of FMC’s facilitated loan volume available for securitization as of March 31, 2008, excluding approximately $485,000 of loan volume originated by Union Federal. In the absence of a market disruption event, the liquidated damages that would be applicable to this facilitated loan volume were estimated to be approximately $12,609, excluding loan volume originated by Union Federal and certain loan volume originated by RBS Citizens, N.A., successor-in-interest to Charter One Bank, N.A. and Citizens Bank of Rhode Island (RBS), that FMC is no longer obligated to purchase as a result of termination of certain purchase agreements between FMC and RBS. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur until the market disruption event ceases.

FMC’s purchase agreements applicable to approximately $1,171,000 of FMC’s facilitated loan volume available for securitization as of March 31, 2008 do not include a liquidated damages provision in the event FMC fails to facilitate a securitization in breach of its obligations, and the amount of the Company’s potential liability with respect to such loans is not determinable at this time.

Although FMC generally has an obligation to use its best efforts to facilitate the purchase of its clients’ loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

Concentrations

TERI

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, education loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. TERI is the exclusive third-party provider of borrower default guarantees for the Company’s clients’ private education loans. On March 26, 2008, Moody’s Investors Service downgraded the issuer rating assigned to TERI to ‘B2’ from ‘Baa3.’ On April 8, 2008, following the TERI Reorganization, Fitch Ratings downgraded the insurer financial strength rating assigned to TERI to ‘C’ from ‘A,’ and Moody’s Investors Service downgraded the issuer rating assigned to TERI to ‘Ca’ from ‘B2.’

TERI Reorganization. Certain of the Company’s agreements with clients provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. On April 17, 2008, the Company received notice that Bank of America, N.A. (Bank of America) elected to terminate its agreements with the Company due to the TERI Reorganization. Structural advisory fees and residuals from securitization of loans originated by Bank of America represented approximately 15% of the Company’s total revenue for fiscal 2007. Loans originated and available for securitization by Bank of America represented approximately 17% of the Company’s total loans available for securitization for the nine months ended March 31, 2008. The Company has the right to facilitate the securitization of Bank of America loans originated prior to the termination, subject to the terms and conditions of the note purchase agreements between the Company and Bank of America.

During the week of April 21, 2008, the Company received notice that RBS also elected to terminate certain agreements with the Company and its clients. The Company provides services to RBS in connection with various private student loan programs (RBS Programs), including RBS Programs marketed by third parties that are not themselves lenders (Program Marketers) and RBS Programs marketed under RBS’ private label brands. Subject to the terms and conditions of note purchase agreements between RBS and the Company, the Company has the right to facilitate securitization of RBS Program loans. The Company has also entered into agreements (Program Agreements) among RBS, Program Marketers and the Company pursuant to which the Company coordinates the marketing of certain RBS Programs. As a result of the terminations, neither RBS nor the Company has any further obligations to sell or purchase certain RBS Program loans, and the affected Program Marketers are required to cease all marketing activities with regard to their RBS Programs. In the aggregate, loans subject to the terminated note purchase agreements or attributable to the terminated RBS Programs represented approximately 9% of the Company’s total loans available for securitization for the nine months ended March 31, 2008. Note purchase agreements between the Company and RBS relating to a limited number of the terminated RBS Programs remain in effect, such that RBS

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

and the Company have continuing obligations to sell and purchase loans that were originated pursuant to these RBS Programs prior to termination. Such loans represented less than 2% of the Company’s total principal amount of loans available for securitization for the nine months ended March 31, 2008.

Certain of the Company’s clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans. For example, JPMorgan Chase Bank, N.A. (JPMorgan Chase) has taken such steps with regard to its loan program. Union Federal, which also funds the Astrive Loan Program, has taken steps to minimize the volume of private student loans it funds. These actions, together with the tightening of the Company’s clients’ loan underwriting criteria, will result in a significant reduction in the Company’s facilitated loan volumes during the fourth fiscal quarter. In addition, the Company expects that the guaranty agreements or loan origination agreements that TERI has with a significant number of the Company’s clients, including JPMorgan Chase and RBS, will be terminated in the context of the TERI Reorganization. Termination of a client’s guaranty agreement or loan origination agreement with TERI would generally result in the termination of the Company’s agreements with that client. As a result of the TERI Reorganization and the credit ratings now assigned to TERI, prospective clients may not be interested in entering into guaranty arrangements with TERI.

The Company is in the process of developing alternatives to the loan guaranty and loan origination services that TERI has historically provided to the Company’s clients. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.”

The Company also expects the TERI Reorganization to materially adversely affect FMC’s ability to facilitate the securitization of TERI-guaranteed loans. If FMC is able to facilitate securitizations of TERI-guaranteed loans in the future, FMC’s up-front structural advisory fee yields would decline and market conditions would likely dictate that FMC obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

Master Loan Guaranty Agreement. In February 2001, FMC and TERI entered into a Master Loan Guaranty Agreement, which granted TERI a right of first refusal to provide a third-party loan guaranty under existing and future private label loan programs facilitated by FMC, as well as new loan programs jointly created by FMC and TERI. TERI’s right of first refusal does not apply to programs in which FMC uses no third-party borrower default insurance or reinsurance programs for TERI-guaranteed loans. In addition, the Master Loan Guaranty Agreement provides a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans. In June 2001, the Company acquired TERI’s loan processing operations and the Master Loan Guaranty Agreement was automatically extended for a five-year term from the date of the acquisition closing. The loans guaranteed pursuant to the Master Loan Guaranty Agreement comprise a significant portion of TERI’s guarantee business, although the Master Loan Guaranty Agreement does not preclude TERI from continuing to provide its guarantees to loan originators not associated with FMC. In October 2004, the Company renewed the Master Loan Guaranty Agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. TERI may have the right to petition the Bankruptcy Court to terminate the Master Loan Guaranty Agreement as a result of the TERI Reorganization, provided that any such termination would require the approval of the Bankruptcy Court.

The Master Loan Guaranty Agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed by TERI in segregated reserve accounts which are held as collateral to secure TERI’s obligation to purchase defaulted education loans. These accounts are generally held by third-party financial institutions for the benefit of the program lender until the student loans are securitized, at which point the accounts are pledged to the securitization trust that purchases the loans. The Master Loan Guaranty Agreement, as implemented through guaranty agreements with individual lenders, entitles TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged accounts.

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

In September 2007, the Company entered into an additional supplement to the Master Loan Guaranty Agreement. This additional supplement provides that for each fiscal year between July 1, 2007 and June 30, 2011, TERI may make an annual election to adjust the amount of its administrative fee, and the amount deposited into the pledged account, within the parameters set forth in the August 2006 supplement. TERI’s election applies to all securitizations of TERI-guaranteed loans completed during the applicable fiscal year. TERI elected to receive an administrative fee of 240 basis points for any securitization transaction the Company completes in fiscal 2008. The Company has agreed to attempt in good faith to structure its securitization transactions to accommodate TERI’s election. TERI received an administrative fee of 182 basis points for the securitization transactions the Company completed in the first quarter of fiscal 2008.

On April 10, 2008 and May 2, 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from segregated reserve accounts until further order by the Bankruptcy Court. As a result of the stay imposed under the TERI Reorganization, TERI is not permitted to pay guaranty claims from the clients’ segregated reserve accounts with respect to TERI-guaranteed loans that have not been securitized, as well as from the securitization trusts’ pledged accounts with respect to TERI-guaranteed loans that have been securitized. The interim orders also prohibit TERI’s use of the segregated funds to satisfy any of TERI’s other secured or unsecured obligations.

Master Servicing Agreement. Under a Master Servicing Agreement with a scheduled term through June 2011, First Marblehead Education Resources, Inc. (FMER), a wholly owned subsidiary of FMC, provides to TERI underwriting, documentation and other origination services, as well as technical support, disbursements, customer service, collections management, default prevention, default processing, accounting services and guarantee claims management and administrative services, in support of TERI’s loan guarantee function. FMC guarantees the full and timely performance by FMER of its obligations pursuant to the Master Servicing Agreement. In part, FMC uses the assets acquired from TERI in 2001, including historical loan data, to support the design and implementation of loan programs facilitated by FMC and loan programs jointly created by FMC and TERI. In addition, TERI has the right to designate one of three representatives to serve on the board of directors of FMER. TERI’s representative resigned from the board of directors of FMER on April 7, 2008. In the context of the TERI Reorganization, the Company has a general unsecured claim with regard to $15,222 of processing fees from TERI that were due, but unpaid, prior to the filing of TERI’s petition. TERI may have the right to petition the Bankruptcy Court to terminate the Master Servicing Agreement as a result of the TERI Reorganization, provided that any such termination would require the approval of the Bankruptcy Court. Until such time as the Master Servicing Agreement may be terminated in the context of the TERI Reorganization, however, each of the Company and TERI is obligated to continue to perform under the agreement, on its existing terms, except as limited by the Bankruptcy Code and Bankruptcy Court orders.

PHEAA

For loan programs guaranteed by TERI, TERI has the right to approve the student loan servicer. As of March 31, 2008, there were seven TERI-approved student loan servicers. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of March 31, 2008, the Company utilized six of these servicers. These arrangements allow the Company to avoid incurring the overhead investment of servicing operations in administering loan-level activity. As with any external service provider, there are risks associated with inadequate or untimely services. As of March 31, 2008, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which the Company facilitates origination. PHEAA also operates under the name American Education Services (AES). If the Company’s relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another TERI-approved student loan servicer, which could be time-consuming and costly.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

Revenue Concentration

The Company earned $320,300 in securitization-related fees from the trusts used to securitize student loans during the first nine months of fiscal 2008. These securitization trusts purchased private student loans from several lenders, including JPMorgan Chase, Bank of America, RBS and Union Federal. RBS is the successor by merger of Charter One Bank, N.A. and Citizens Bank of Rhode Island, each of which originated loans sold in the securitizations completed in the first fiscal quarter. The Company did not recognize more than 10% of securitization-related fees from any other customer.

Significant Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company’s securitization-related service revenues, and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates”. For a discussion of changes made during fiscal 2008 to the assumptions used to determine the fair value of the Company’s residual and additional structural advisory fees receivables, see Note 2.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2008 included $68,132 held in money market funds and $114,568 of federal funds sold held by Union Federal. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $7,514 and $8,168 at March 31, 2008 and June 30, 2007, respectively.

Loans Held for Sale

Loans held for sale at March 31, 2008 included approximately $496,244 of education loans, of which $242,900 were pledged as collateral under the education loan warehouse facility of UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal. Loans held for sale are carried at the lower of cost or market value.

Income Taxes

In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company’s estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The Company has a net deferred income tax liability primarily because, under GAAP, it recognizes residuals and additional structural advisory fees in financial statement income earlier than they are recognized for income tax purposes. The net deferred income tax liability decreased during the first nine months of fiscal 2008 primarily as a result of the reduction of the estimated value of the Company’s residuals and additional structural advisory fees receivables and the recognition of taxable income from certain previous securitization transactions, which more than offset the residual and additional structural advisory fee revenue recognized from the securitization transactions completed in the first fiscal quarter.

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

required to meet before being recognized in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in the Company’s financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company had approximately $32,319 of unrecognized tax benefits at June 30, 2007. If recognized, approximately $21,008 of the unrecognized tax benefit would decrease the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax positions as components of income tax expense. As a result of changes in the estimated fair value of the Company’s service receivables since June 30, 2007, the Company’s unrecognized tax benefits at March 31, 2008 were approximately $11,475. If recognized, approximately $7,458 of the unrecognized tax benefit would decrease the Company’s effective income tax rate.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax return for the year ended June 30, 2004. All significant state and local income tax matters have been concluded through June 30, 2003. The Company’s state income tax returns for the year ended June 30, 2004, and state and federal income tax returns for the years ended June 30, 2005, 2006 and 2007 remain subject to examination.

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

On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance assumptions that the Company considers in its fair value estimates, such as defaults and TERI’s ability to pay default claims, recovery rates on defaulted loans, prepayment rates, the cost of auction rate debt and the forward London Interbank Offered Rate (LIBOR).

Net default rates. During the second quarter of fiscal 2008, the Company increased the weighted average net default rate assumptions used to estimate the fair value of its residuals and additional structural advisory fees receivables. In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, the Company increased its assumed net default rate from 5.81% to 7.68% on average for the portfolio. The increase in the net default rate assumptions during the second fiscal quarter resulted in a decrease in the estimated fair value of the Company’s residuals receivable of $36,173 and a decrease in the estimated fair value of the Company’s additional structural advisory fees receivable of $2,668. Net defaults are calculated by reducing gross defaults by the amount of recoveries received on previously defaulted loans. During the second quarter of fiscal 2008, the Company increased its assumed average gross default rate from 9.68% to 14.76%. During the second quarter of fiscal 2008, the Company also increased, from 40% to 48%, the percentage of defaulted loans that it expects to recover.

During the third quarter of fiscal 2008, the Company maintained its weighted average net default rate assumptions at 7.68% for the portfolio. For securitization trusts facilitated prior to January 1, 2006, the Company increased its net default rate assumptions as a result of default activity that was higher than expected. For securitization trusts facilitated after January 1, 2006, the Company decreased its net default rate assumptions to reflect recent collections strategies implemented by the Company and an expectation of a better economic cycle as borrowers in the future enter repayment. The overall net impact of these two changes was a slight increase to the Company’s assumed weighted average gross default rate, from 14.76% to 14.77%. Although the weighted average gross default rate did not change materially in the aggregate, the Company accelerated the timing of expected default activity, which resulted in a decrease of approximately $6,100 in the estimated fair value of the Company’s residuals receivable and a decrease of approximately $200 in the estimated fair value of the Company’s additional structural advisory fees receivable. During the third quarter of fiscal 2008, the Company did not adjust the percentage of defaulted loans that it expects to recover.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

TERI’s Ability to Pay Claims. The indentures relating to the securitization trusts specify certain circumstances (Trigger Events) in which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the condition causing the Trigger Event ceases to exist or all notes, and related interest, are paid in full. Under the indentures, a Trigger Event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. Under certain of the indentures, a Trigger Event would not occur even if cumulative loan defaults exceed the specified level if TERI continues to pay claims on defaulted loans and, in the case of certain indentures, is solvent. As a result of the TERI Reorganization, the Company adjusted its assumptions to assume that amounts available to pay a trust’s default claims will be limited to amounts available from the segregated reserve account pledged to the trust by TERI as collateral for TERI’s guaranty obligations. Previously, the Company assumed that TERI would pay default claims on a timely basis and that no Trigger Event would occur. Although the overall expected cash flows generated by the trusts improve as a result of the higher priority of repayment of the notes, the expected timing of cash payments to the Company in respect of its additional structural advisory fees and residuals would be delayed, reducing their estimated fair value. The change in the Company’s assumptions with regard to TERI’s ability to pay claims resulted in a decrease in the estimated fair value of the Company’s residuals receivable of $219,553 and a decrease in the estimated fair value of the Company’s additional structural advisory fees receivable of $542 during the third quarter of fiscal 2008.

Prepayment Rates. During the third quarter of fiscal 2007, the Company increased the assumed average annual rate of prepayments that it used to estimate the fair value of its residuals and structural advisory fees receivables. The Company did not, at that time, make an adjustment to the shape of the expected prepayment curve, which reflects its assumption regarding the timing of prepayments expected to occur over the life of the trusts. The increase in the assumed average prepayment rate during the third quarter of fiscal 2007, from an average over the life of the trusts of 7% to 8%, resulted in a decrease in the fair value of the residuals receivable of $36,236 and a decrease in the fair value of the additional structural advisory fees receivable of $3,529. The Company recognized both of these decreases in the third quarter of fiscal 2007. During the second quarter of fiscal 2008, the Company further altered its assumptions by adjusting the shape of the expected prepayment curve, in response to actual experience. The result was an increase in the assumed average prepayment rate over the life of the trusts from 8% to 8.4%. During the second quarter of fiscal 2008, the Company decreased the fair value of its residuals receivable by $46,597 and decreased the fair value of its additional structural advisory fees receivable by $3,535 as a result of these changes. During the third quarter of fiscal 2008, the Company did not change its assumptions with regard to either the shape of the expected prepayment curve or the average annual rate of prepayments over the life of the trusts. The Company continues to monitor actual prepayment rates against its expectations and will make such future adjustments to its assumptions as it believes are necessary at each balance sheet date.

Discount Rate—Residuals. In determining an appropriate discount rate for valuing its residuals, the Company historically has reviewed the rates used by student loan securitizers as well as rates used in the much broader ABS market. Prior to fiscal 2007, the Company applied a discount rate of 12% in estimating the present value of its residuals, based on the expected timing of cash flows and the maximum 24-year life of the trust assets and residuals.

During fiscal 2007, the Company facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of its securitization trusts. Triple B-rated issuances, in effect, allowed it to monetize a portion of its securitization-related revenues that previously would have been recognized as residuals. Accordingly, the Company believed that market developments had provided it with a meaningful basis to revise its input in determining the discount rate applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, the Company applied a discount rate equal to the trailing 12-month average of the one-month LIBOR plus 1.75% to value the portion of the residuals that it believed qualified as investment grade in the pre-fiscal 2007 private label trusts. That portion of the residuals that it believed did not qualify as investment grade was discounted at 13%, as it was in the securitization trusts that issued Triple B-rated securities. This decrease in the aggregated average discount rate resulted in an increase in the fair value of the Company’s residuals receivable of $26,680 which the Company recorded in the third quarter of fiscal 2007.

Based on deteriorating conditions in the ABS market, the Company reverted to a discount rate of 12% in the first quarter of fiscal 2008 in estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

Company’s residuals receivable of $25,182 which was recognized in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, in response to a continued deterioration in the asset-backed securities market, the Company increased the discount rate used to estimate the fair value of residuals receivable by 100 basis points. As a result, the Company applied a discount rate at December 31, 2007 of 13% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 14% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. This increase in the discount rate assumption resulted in a decrease in the estimated fair value of the Company’s residuals receivable of $46,498 during the second quarter of fiscal 2008.

During the third quarter of fiscal 2008, in response to a further deterioration in the ABS market and revised assumptions regarding TERI’s ability to pay guaranty claims from its general reserves, the Company increased the discount rate used to estimate the fair value of residuals receivable by 50 basis points. As a result, the Company applied a discount rate at March 31, 2008 of 13.5% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 14.5% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. This increase in the discount rate resulted in a decrease in the estimated fair value of the Company’s residuals receivable of $20,626 during the third quarter of fiscal 2008.

Discount Rate—Additional Structural Advisory Fees. The Company has historically based the discount rate that it uses to estimate the fair value of its additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. Prior to the second quarter of fiscal 2008, the Company believed that a spread of 200 basis points was an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. Between September 30, 2007 and December 31, 2007, the 10-year U.S. Treasury Note rate decreased 57 basis points. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of the Company’s structural advisory fees receivable, while an increase in the rate has the opposite effect on the Company’s estimate of fair value. During the second quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities, the Company increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that it used to estimate the fair value of its additional structural advisory fees. As a result, the Company applied a discount rate at December 31, 2007 of 7.02%, compared to a discount rate at September 30, 2007 of 6.59%. The net increase in the discount rate resulted in a decrease in the estimated fair value of the Company’s additional structural advisory fees receivable of $8,110 during the second quarter of fiscal 2008.

Between December 31, 2007 and March 31, 2008, the 10-year U.S. Treasury Note rate decreased 61 basis points. In addition, during the third quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities and revised assumptions regarding TERI’s ability to pay guaranty claims from its general reserves, the Company increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that it uses to estimate the fair value of its additional structural advisory fees. As a result, the Company applied a discount rate at March 31, 2008 of 7.41%, based on the U.S. Treasury Note rate plus 400 basis points, compared to a discount rate at December 31, 2007 of 7.02%, based on the U.S. Treasury Note rate plus 300 basis points. The net increase in the discount rate resulted in a decrease in the estimated fair value of the Company’s additional structural advisory fees receivable of $15,668 during the third quarter of fiscal 2008.

Auction Rate Note Interest Rates. Five private label loan trusts have issued auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. The Company uses a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. The spread over LIBOR used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates assumed by the Company in the past. The Company also concluded that the higher actual auction rates would persist, resulting in a larger spread over LIBOR, for a longer period of time than it had previously estimated. As a result, the Company revised the spread over LIBOR that it used to estimate the fair value of its residuals and additional structural advisory fees receivables to reflect the expected spreads over LIBOR in the future. During the second quarter of fiscal 2008, the Company decreased the estimated fair value of its residual receivable by $34,323 and the estimated fair value of its additional structural advisory fees receivable by $86 as a result of this change in the auction rate notes assumption.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that has issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody’s Investors Service (Moody’s) and AA- by Standard & Poor’s (S&P), or 2.50%, in the case of auction rate notes that are rated at least A3 by Moody’s and A- by S&P, based on the ratings assigned to the auction rate notes as of the date of this report. During the third quarter of fiscal 2008, the Company revised its assumption with regard to the future cost of funding of auction rate notes. The Company assumed at March 31, 2008 that all outstanding auction rate notes will continue to bear interest at these current maximum spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, the Company decreased the estimated fair value of its residuals receivable by $59,491 and the estimated fair value of its additional structural advisory fees receivable by $54 as a result of its change in the auction rate notes assumption.

The following table summarizes changes in the estimated fair value of the Company’s structural advisory fees receivable during the first nine months of fiscal 2008 and fiscal 2007:

	Nine months ended March 31,
	2008	2007
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	34,575
Trust updates
Passage of time (fair value accretion)	7,720	5,413
Assumption changes:
Increase in timing and average prepayment rate	(3,535)	(3,529)
Increase in discount rate	(23,778)	—
Increase in timing and average default rate	(2,899)	—
Increase in auction rate notes spread	(140)	—
TERI’s inability to pay claims	(542)	—
Other factors	1,574	(1,344)

Net change	(21,600)	540

Fair value at end of period	$136,348	$123,412

The following table summarizes the changes in the estimated fair value of the Company’s residuals receivable during the first nine months of fiscal 2008 and fiscal 2007:

	Nine months ended March 31,
	2008	2007
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	139,441
Trust updates
Passage of time (fair value accretion)	63,923	48,369
Assumption changes:
Increase in timing and average prepayment rate	(46,597)	(36,236)
(Increase) decrease in discount rate	(92,306)	26,680
Increase in timing and average default rate	(42,223)	—
Increase in auction rate notes spread	(93,813)	—
TERI’s inability to pay claims	(219,553)	—
Other factors	(20,715)	(18,878)

Net change	(451,284)	19,935

Fair value at end of period	$330,803	$612,199

For a discussion of the sensitivity of the additional structural advisory fees and residuals receivable to variations in the Company’s assumptions and estimates, see “Service Revenue and Receivables” and “Sensitivity Analysis” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates”.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

(3) Related Party Transaction

At March 31, 2008, the Company had invested approximately $47,918 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $100,727 of investments were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company’s directors own approximately 65% of Milestone Group Partners.

(4) Education Loan Warehouse Facility

In July 2007, UFSB-SPV, a subsidiary of Union Federal, entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from Union Federal. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender. UFSB-SPV expects to repay advances it receives as education loans held by UFSB-SPV are sold to securitization trusts or other financing transactions facilitated by the Company.

The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture (Default Rate) unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. The conduit lender’s recourse under the indenture is limited to student loans pledged as collateral.

(5) Stockholders’ Equity

Series A Non-Voting Convertible Preferred Stock

On December 21, 2007, FMC issued 60 shares of newly designated Series A Non-Voting Convertible Preferred Stock that was convertible, at the option of the holders, into 5,320 shares of FMC common stock, $0.01 par value per share (Common Stock), at a conversion price of $11.24 per share. The purchase price of the Series A Non-Voting Convertible Preferred Stock was $1,000 per share. On January 30, 2008, the holders of the Series A Non-Voting Convertible Preferred Stock elected to convert such shares into an aggregate of 5,320 shares of Common Stock.

Investment Agreement

On December 21, 2007, FMC entered into an Investment Agreement with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (Purchasers), pursuant to which the Company sold the Series A Non-Voting Convertible Preferred Stock and agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, up to 201 shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share, at a purchase price of $1,000 per share. The shares of Series B Non-Voting Convertible Preferred Stock would be convertible, at the option of the holders, into up to 13,380 shares of Common Stock at a conversion price of $15 per share. Dividends would be paid on the Series B Non-Voting Convertible Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on the Common Stock. Upon liquidation, dissolution or winding up of FMC, holders of Series B Non-Voting Convertible Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Non-Voting Convertible Preferred Stock, plus the amount of any declared but unpaid dividends thereon.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

After payment of this amount, holders of the Series B Non-Voting Convertible Preferred Stock would be entitled to participate (on an as-converted basis) with the Common Stock in the distribution of remaining assets. FMC has also granted to GS Parthenon A, L.P. the right to designate one representative to FMC’s Board of Directors and has provided to the Purchasers required and incidental rights to register under the Securities Act of 1933, as amended, any Common Stock obtained from the conversion of preferred stock.

The total investment by the Purchasers, including their initial investment in the Series A Non-Voting Convertible Preferred Stock, is capped by the terms of the Investment Agreement at an amount equal to 25 percent of the total stockholders’ equity of the Company, consistent with regulations of the OTS. As a result of a decrease in the Company’s stockholders’ equity since the time of the Purchasers’ initial investment, the Purchasers are expected to be limited to purchasing approximately 150 shares of Series B Non-Voting Convertible Preferred Stock. Further decreases in the Company’s stockholders’ equity prior to the closing of the transaction could further limit the amount of the Purchasers’ subsequent investment.

2003 Stock Incentive Plan

In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan. A total of 4,050 shares of Common Stock are authorized for issuance pursuant to awards under this plan. During the first nine months of fiscal 2008, the Company granted 388 restricted stock units, each such restricted stock unit representing the right to receive one share of Common Stock upon vesting. As of March 31, 2008, there were 855 restricted stock units outstanding and 2,848 shares available for future grant under this plan.

2003 Employee Stock Purchase Plan

In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock are authorized for issuance under this plan. The Stock Purchase Plan permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 30 and 15 shares of Common Stock were issued in January 2008 and July 2007, respectively. At March 31, 2008, 406 shares were available for future purchase under the Stock Purchase Plan. On April 22, 2008, the Board of Directors, which administers the Stock Purchase Plan, terminated the offering period that began on January 1, 2008 and indefinitely suspended the Stock Purchase Plan.

Share Repurchase Program

On April 24, 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date. Through March 31, 2008, the Company had repurchased an aggregate of 1,169 shares of its Common Stock under this program. The Company has not repurchased any shares of its Common Stock under this program during fiscal 2008.

Cash Dividend

During the first nine months of fiscal 2008 the Board of Directors declared the following cash dividends:

Record Date	Dividend per share
September 24, 2007	$0.275
December 17, 2007	$0.12

The Company did not declare any dividends during the third quarter of fiscal 2008.

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

Regulatory Capital

At March 31, 2008, Union Federal had equity capital of $118,737 and maintained core capital and risk based capital ratios of 18% and 23%, respectively. Union Federal may not pay dividends to FMC without prior approval of the regulatory authorities and may not be permitted to originate private student loans in the future without additional infusions of equity capital from FMC.

(6) Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net income (loss)	$(229,550)	$71,172	$(178,405)	$293,331
Shares used in computing net income (loss) per common share—basic	97,103	94,629	94,691	94,471
Effect of dilutive securities:
Stock options	—	150	—	293
Restricted stock units	—	331	—	291

Dilutive potential common shares	—	481	—	584

Shares used in computing net income (loss) per common share—diluted	97,103	95,110	94,691	95,055

Net income (loss) per common share:
Basic	$(2.36)	$0.75	$(1.88)	$3.11

Diluted	$(2.36)	$0.75	$(1.88)	$3.09

The Company did not include 74 dilutive shares underlying stock options and 278 dilutive shares underlying restricted stock units in the computation of diluted net loss per share for the three months ended March 31, 2008 as the effect would have been antidilutive. The Company did not include 108 dilutive shares underlying stock options and 282 dilutive shares underlying restricted stock units in the computation of diluted net loss per share for the nine months ended March 31, 2008 as the effect would have been antidilutive.

(7) Commitments and Contingencies

In April 2008, six purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Massachusetts. The complaints allege certain violations of the Securities Exchange Act of 1934, as amended (Exchange Act), including claims arising under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. A class has not yet been certified in the actions. The Company intends to vigorously assert its defenses.

(8) New Accounting Pronouncements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars and shares in thousands, except per share amounts)

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, an amendment of FASB Statements No. 115. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009. The statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires all business combinations to be accounted for by applying the acquisition method. The adoption of SFAS No. 141R is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No.133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report.

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues and funding transactions, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth below under “—Application of Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth below under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 12, 2008.

Executive Summary

Recent Developments

Our inability to access the securitization markets as a result of market disruptions continued during the third quarter of fiscal 2008. That inability, together with the reorganization of The Education Resources Institute, Inc., or TERI, has strained our client relationships, resulted in the termination of several material client agreements, reduced our facilitated loan volume and created uncertainty about our business prospects. We will need to change our business model significantly in order to overcome the challenges currently facing us. In addition, we continue to await the regulatory approvals required for the additional equity investment by affiliates of Goldman, Sachs & Co., and the dollar amount of such investment will decrease as a result of a decrease in our stockholders’ equity since the time of the initial investment. These challenges are further discussed below under the caption “—Business Trends, Uncertainties and Outlook.”

•

The conditions of the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, rapidly deteriorated during the second fiscal quarter, and the deterioration accelerated during the third fiscal quarter. Our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities on attractive terms.

•

On April 7, 2008, TERI filed a voluntary petition for reorganization, which we refer to herein as the TERI Reorganization, under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Massachusetts, which we refer to herein as the Bankruptcy Court. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volume, loans available for securitization, ability to fully realize TERI’s cost reimbursement and guaranty obligations, and the value of our service receivables. As a result of the TERI Reorganization, we did not receive processing fees from TERI that were due, but remain unpaid, prior to the filing of TERI’s petition. In addition, certain of our client agreements provide for termination rights in the event of the filing by TERI of a voluntary petition under the federal bankruptcy laws. In April 2008, Bank of America, N.A., which we refer to herein as Bank of America, terminated its agreements with us and RBS Citizens, N.A., which we refer to herein as RBS and which is the successor-in-interest to Charter One Bank, N.A. and Citizens Bank of Rhode Island, terminated certain agreements with our clients and us. We expect additional terminations in the future in the context of the TERI Reorganization. We are in the process of developing alternatives to the loan guaranty and loan origination services that TERI has historically provided to our clients.

•

Affiliates of Goldman, Sachs & Co. committed in December 2007 to offer us a $1.0 billion warehouse facility. Subsequently, based on a determination that it would facilitate the receipt of required regulatory approvals and determinations in connection with an equity investment by affiliates of GS Capital Partners, or GSCP, we advised Goldman, Sachs & Co. that we had determined not to proceed with the warehouse facility, and the commitment of the Goldman, Sachs & Co. affiliates expired. We do not expect to secure alternative means to finance our clients’ loans in the fourth fiscal quarter. In addition, the TERI Reorganization, and subsequent ratings downgrades of TERI, resulted in events of termination under Union Federal’s education loan warehouse facility.

•

On December 21, 2007, we announced an investment agreement with affiliates of GSCP, relating to a strategic equity investment by GSCP. Affiliates of GSCP agreed to invest, upon receipt of applicable regulatory approvals and determinations and satisfaction of other conditions, up to $200.7 million to acquire shares of our preferred stock convertible into up to 13.4 million shares of our common stock at a conversion price of $15.00 per share. The total investment by affiliates of GSCP, including their initial investment of $59.8 million, is capped by the terms of the investment agreement at an amount equal to 25% of our total stockholders’ equity, consistent with regulations of the Office of Thrift Supervision, or OTS. As a result of a decrease in our stockholders’ equity since the time of the initial investment by affiliates of GSCP, we expect the affiliates of GSCP to be limited to investing up to approximately $150 million in connection with their subsequent equity investment, based on our stockholders’ equity as of March 31, 2008. Further decreases in our stockholders’ equity prior to the closing of the transaction could further limit the amount of the subsequent investment by affiliates of GSCP.

•

During the third quarter of fiscal 2008, we further changed components of the package of key accounting assumptions used to estimate the fair value of our service receivables, which resulted in a $315.3 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. In general, our adjustments during the quarter were necessary as a result of conditions in the capital markets, the TERI Reorganization and substantially higher projected costs for future funding of the auction rate notes issued by five securitization trusts that we have facilitated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

Overview

We offer our clients and prospective clients, national and regional financial institutions and educational institutions, as well as education loan marketers, a suite of outsourcing services for private education lending in the United States. We currently focus on facilitating private student loans for undergraduate, graduate and professional education, although we also provide service offerings for continuing education programs, the primary and secondary school market, career training and study abroad programs. We offer services in connection with each of the five typical phases of the student loan lifecycle, enabling our clients to have a single point of interface for:

•	program design and marketing coordination;

•	borrower inquiry and application;

•	loan origination and disbursement;

•	loan securitization, if available; and

•	loan servicing.

We receive fees for the services we provide in connection with our clients’ private student loans, including processing and structuring and administering securitizations of those loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 38 securitization transactions since our formation in 1991. Due to severe market disruptions, we have not facilitated a securitization since September 2007, and we do not anticipate facilitating a securitization prior to the end of fiscal 2008.

We do not take a direct ownership interest in the student loans our clients generate, nor do we serve as a guarantor with respect to any student loan programs that we facilitate. We assist the lenders in our loan programs in selecting their underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has ultimate control over the selection of these criteria, and in providing our services, we are obligated by contract to observe them. Our lender clients have the opportunity to mitigate their credit risk through a loan repayment guarantee by TERI pursuant to which TERI guarantees repayment of the borrower’s loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wish to have their loans guaranteed by TERI are required to meet TERI’s underwriting criteria. Beginning in April 2007, our wholly-owned subsidiary Union Federal Savings Bank, or Union Federal, began serving as an additional lender for our proprietary brands of private student loans. Although we oversee loan servicing as a component of our administrative duties, we do not act as a loan servicer.

The primary driver of our results of operations and financial condition is the volume of student loans for which we provide outsourcing services from loan origination through securitization. The following table presents certain financial and operating information for the first nine months of fiscal 2008 and fiscal 2007.

	Nine months ended March 31,		% Change
	2008	2007
	(dollars in thousands)
Approximate number of student loan applications processed	1,590,000	984,000	62%
Approximate number of student loans facilitated	454,000	359,000	26%
Approximate number of student loans facilitated that were also available to us for securitization	383,000	304,000	26%
Principal amount of student loans facilitated	$4,732,066	$3,454,024	37%
Principal amount of student loans facilitated that were also available to us for securitization	$4,252,103	$3,081,300	38%
Principal and accrued interest balance of student loans securitized	$2,027,079	$2,886,152	(30)%
Principal balance of student loans facilitated and available to us at period end for later securitization	$3,112,650	$904,854	244%

The principal balance of loans facilitated and available to us for later securitization fluctuates as a result of several factors including (a) the availability of financing in the securitization market, (b) the timing and size of securitizations, (c) the cut off date for loan purchases as securitizations take place, (d) the loan purchase eligibility criteria included in the various note purchase agreements with our clients that govern the purchase of loans for securitization and (e) the daily volume of loans facilitated prior to period end.

In June 2001, we acquired TERI’s loan processing operations, including its historical database, but not its investment assets or guarantee liabilities. In connection with this acquisition, we entered into a master servicing agreement pursuant to which TERI engages us to provide loan origination and processing services with respect to the student loans generated through the private label programs we facilitate, as well as other TERI-guaranteed loans. We are entitled to reimbursement from TERI for the expenses we incur in providing these services. Under the terms of a master loan guaranty agreement that we have entered into with TERI, we have also agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans, and granted to TERI a right of first refusal to provide a third-party guarantee of our private label clients’ existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts. See “—Business Trends, Uncertainties and Outlook.” TERI may have the right to petition the Bankruptcy Court to terminate the master servicing agreement and the master loan guaranty agreement as a result of the TERI Reorganization, provided that any such termination would require the approval of the Bankruptcy Court. Until such time as the agreements may be terminated in the context of the TERI Reorganization, both TERI and we are obligated to continue to perform under the agreements, on their existing terms, except as limited by the Bankruptcy Code and Bankruptcy Court orders.

Although we offer our clients a fully integrated suite of outsourcing services, we have not in the past charged separate fees for many of these services. Moreover, although we receive fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, these fees represent reimbursement of the direct expenses we incur. Accordingly, we do not earn a profit on these fees. Although we provide these various services without charging a separate fee, or at “cost” in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally enter into agreements with the private label lenders giving us the exclusive right to securitize the student loans that they do not intend to hold. We receive structural advisory fees and residuals for facilitating securitizations of these loans. Our level of profitability depends on our ability to earn these structural advisory fees and residuals. We discuss the manner in which we recognize them as revenue in greater detail below. We may in the future enter into arrangements with private label lenders under which we would provide outsourcing services, but may not have the exclusive right to securitize the student loans that they originate.

Changes in any of the following factors can materially affect our financial results:

•	the private student loan securitization market, including the costs or availability of financing and market receptivity to private student loan asset backed notes and auction rate notes;

•

developments in connection with the TERI Reorganization, including the suspension or termination of our client’s loan programs, which would reduce the volume of loans available for securitization in the future, and termination of our master servicing agreement, which would eliminate TERI’s obligation to reimburse us for expenses in providing loan processing services to TERI and may require additional governmental approval, and licenses in order for us to provide loan origination and other services without TERI involvement;

•	actions taken by the rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels;

•	the demand for private education financing, which may be affected by legislation under consideration as of the date of this report;

•	the competition for providing private education financing;

•	the education financing preferences of students and their families;

•	applicable laws and regulations, which may affect the terms upon which our clients agree to make private student loans and the cost and complexity of our loan facilitation operations;

•	the general interest rate and consumer credit environments, including their effect on our discount, default and prepayment rates;

•	our critical accounting policies and estimates;

•	borrower default rates and our ability to recover principal and interest from such borrowers;

•	prepayment rates, including prepayments through loan consolidation of private student loans held by our trusts; and

•	the availability of student loans or grants through federal programs.

Business Trends, Uncertainties and Outlook

We have been unable to access the securitization market as a result of market disruptions that began in the second quarter of fiscal 2008 and accelerated during the third quarter of fiscal 2008. That inability, together with the TERI Reorganization, has strained our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and created uncertainty about our business prospects. We will need to change our business model significantly in order to overcome the challenges currently facing us.

Financing. The conditions of the debt capital markets generally, and the ABS market specifically, rapidly deteriorated during the second fiscal quarter, and the deterioration accelerated during the third fiscal quarter. Our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities on attractive terms. We did not complete a securitization transaction during our second or third fiscal quarters, and we do not expect to complete a securitization in the final quarter of fiscal 2008. As a result, our securitization volumes will materially decrease in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. In the near-term, we also expect investors to have limited or no demand for subordinate tranches of asset-backed securities in securitization transactions, if any, that we are able to facilitate.

Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients’ private student loan programs. As our loans available for securitization volume has grown, we have pursued alternative means to finance our clients’ loans. Other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing, terms and conditions of alternative funding mechanisms we have pursued.

Affiliates of Goldman, Sachs & Co. committed in December 2007 to offer the Company a $1.0 billion warehouse facility. Subsequently, based on a determination that it would facilitate the receipt of required regulatory approvals and determinations in connection with the equity investment by affiliates of GSCP described below, we advised Goldman, Sachs & Co. that we had determined not to proceed with the warehouse facility, and the commitment of the Goldman, Sachs & Co. affiliates expired. We do not expect to secure alternative means to finance our clients’ loans in the fourth fiscal quarter.

In addition, the TERI Reorganization and subsequent ratings downgrades resulted in events of termination under the indenture relating to Union Federal’s education loan warehouse facility. As a result, the facility is no longer available to finance student loans originated by Union Federal on an interim basis. The facility had been scheduled to terminate on July 16, 2008.

TERI Reorganization. On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volume, loans available for securitization, the value of our service receivables and our ability to fully realize TERI’s cost reimbursement and guaranty obligations, including processing fees receivable from TERI that were due prior to the filing of TERI’s petition.

Certain of our client agreements provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. On April 17, 2008, we received notice that Bank of America elected to terminate its agreements with us due to the TERI Reorganization. Structural advisory fees and residuals from securitization of loans originated by Bank of America represented approximately 15% of our total revenue for fiscal 2007. Loans originated and available for securitization by Bank of America represented approximately 17% of our total loans available for securitization for the nine months ended March 31, 2008. We have the right to facilitate the securitization of Bank of America loans originated prior to the termination, subject to the terms and conditions of the note purchase agreements between Bank of America and us.

During the week of April 21, 2008, we received notice that RBS also elected to terminate certain agreements with our clients and us. RBS is the successor-in-interest to Charter One Bank, N.A. and Citizens Bank of Rhode Island. We provide services to RBS in connection with various private student loan programs, which we refer to as RBS programs, including RBS programs marketed by third parties that are not themselves lenders and RBS programs marketed under RBS’ private label brands. We refer to third party marketers that are not themselves lenders as program marketers. Subject to the terms and conditions of note purchase agreements between RBS and us, we have the right to facilitate securitization of RBS program loans. We have also entered into agreements, which we refer to as program agreements, among RBS, program marketers and us pursuant to which we coordinate the marketing of certain RBS programs. As a result of the terminations, neither RBS nor we have any further obligations to sell or purchase certain RBS program loans, and the affected program marketers are required to cease all marketing activities with regard to their RBS programs. In total, loans subject to the terminated note purchase agreements or attributable to the terminated RBS programs represented approximately 9% of our total loans available for securitization for the nine months ended March 31, 2008. Note purchase agreements between RBS and us relating to a limited number of the terminated RBS programs remain in effect, such that RBS and we have continuing obligations to sell and purchase loans that were originated pursuant to these RBS programs prior to termination. Such loans represented less than 2% of our total principal amount of loans available for securitization for the nine months ended March 31, 2008.

As a result of the TERI Reorganization and our inability to access the securitization market, a number of our clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs or instructed TERI to stop accepting applications for TERI-guaranteed loans. JPMorgan Chase Bank, N.A., which we refer to herein as JPMorgan Chase, has taken such steps with regard to its loan program. Union Federal, which also funds the Astrive Loan Program, has taken steps to minimize the volume of private student loans that it funds. These actions, together with the tightening of our clients’ loan underwriting criteria, will result in a significant reduction in our facilitated loan volumes during the fourth quarter of fiscal 2008. In addition, we expect that the guaranty agreements or loan origination agreements that a significant number of our clients have with TERI, including JPMorgan Chase and RBS, will be terminated in the context of the TERI Reorganization. Termination of a client’s guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves, and prospective clients may not wish to enter into guaranty arrangements with TERI.

The TERI Reorganization also creates uncertainty regarding TERI’s continued performance of its collection functions with regard to delinquent loans owned by securitization trusts and defaulted loans that are purchased upon default by TERI. Such efforts are currently administered by us under the master servicing agreement, but costs of third-party collection agents are borne by TERI. TERI has not fully paid collection agents for pre-petition services, which could result in a delay or disruption of important default prevention or default recovery services. Such a delay or disruption could adversely affect the trusts’ cash flows and delinquency and default rates, which could impair the value of our service receivables. In addition, if the master servicing agreement is terminated in the context of the TERI Reorganization, we will have no oversight of TERI’s management of these services. If TERI’s guaranty obligations are discharged or materially limited in an approved plan of reorganization, TERI’s incentive to continue pre-default delinquency collection with respect to loans owned by securitization trusts may be limited.

The master loan guaranty agreement generally provides that the guarantee fees earned by TERI upon the disbursement of student loans are placed by TERI in segregated reserve accounts which are held as collateral to secure TERI’s obligation to purchase defaulted loans. These accounts are generally held by third-party financial institutions for the benefit of the program lender until the student loans are securitized, at which point the accounts are pledged to the securitization trust that purchases the loans. On April 10, 2008 and May 2, 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from segregated reserve accounts until further order by the Bankruptcy Court. As a result of the stay imposed under the TERI Reorganization, TERI is not permitted to pay guaranty claims from the clients’ segregated reserve accounts with respect to TERI-guaranteed loans that have not been securitized, as well as from the securitization trusts’ pledged accounts with respect to TERI-guaranteed loans that have been securitized. The interim orders also prohibit TERI from using the segregated funds to satisfy any of TERI’s other secured or unsecured obligations. Parties with interests in the segregated reserves, including TERI, lender clients and the indenture trustee on behalf the trusts, may petition the Bankruptcy Court for relief from the stay of claims with respect to the segregated reserve accounts. If such relief were granted, TERI could resume guaranty payments from the segregated reserve accounts.

Rating Agency Actions. In December 2007, Moody’s Investors Service, or Moody’s, placed on review for possible downgrade the ratings of certain subordinated classes of asset-backed notes issued by securitization trusts that we facilitated. On March 26, 2008, Moody’s announced the results of its review. Three classes of securities had their current ratings affirmed and eighteen classes of subordinated notes had their ratings downgraded.

In January 2008, Fitch Ratings, or Fitch, downgraded the insurer financial strength rating of Ambac Assurance Corporation, or Ambac, which provides credit enhancement in three securitizations that we have facilitated, to AA, Rating Watch Negative. Fitch also downgraded 41 classes of student loan asset-backed notes for which Ambac provides credit enhancement. In addition, Standard & Poor’s, or S&P, and Moody’s placed Ambac’s AAA rating on Credit Watch Negative in January 2008 and placed on watch for possible downgrade, 41 classes of our trusts’ student loan asset-backed notes which have credit enhancement provided by Ambac. In March 2008, Fitch affirmed Ambac’s AA insurer financial strength rating and removed it from Rating Watch, but assigned an Outlook Negative. In March 2008, Moody’s confirmed Ambac’s AAA insurance financial strength rating and removed it from Credit Watch, but assigned an Outlook Negative. In February 2008, S&P affirmed Ambac’s AAA financial strength rating, and in March 2008 S&P removed Ambac’s rating from Credit Watch but assigned an Outlook Negative.

On March 26, 2008, Moody’s downgraded the issuer rating assigned to TERI to ‘B2’ from ‘Baa3.’ On April 8, 2008, following TERI’s petition for reorganization, Fitch downgraded the insurer financial strength rating assigned to TERI to ‘C’ from ‘A,’ and Moody’s downgraded the issuer rating assigned to TERI to ‘Ca’ from ‘B2.’ We expect the TERI Reorganization, together with these ratings downgrades, to make it more difficult, and significantly less profitable, to facilitate the securitization of TERI-guaranteed loans in the future.

On April 22, 2008, S&P lowered its ratings assigned to 19 classes of asset-backed notes issued by six securitization trusts between 2004 and 2006. At the same time, S&P affirmed seven classes of asset-backed notes issued by three securitization trusts between 2003 and 2004. Separately, Moody’s and Fitch placed certain classes of notes issued by our securitization trusts on Credit Watch Negative as a result of the TERI Reorganization. These rating agencies are assessing TERI’s ability to pay default claims and to fund operational expenses as a result of the TERI Reorganization.

These rating agency actions, as well as any future downgrades, could further reduce demand for future securitizations that we structure, result in further write-downs of our service receivables, or reduce revenues that we derive in connection with future transactions.

Write-down of Service Receivables. Our financial results for the third fiscal quarter reflected our inability to access the securitization market, as well as a $315.3 million pre-tax write-down of our service receivables as a result of certain changes to assumptions used to derive the estimated fair values of these receivables. We believe that our portfolio of securitized loans may continue to be adversely affected by a negative consumer credit cycle that is affecting many other types of classes of consumer loans, as well as potential disruptions in collection activity as a result of the TERI Reorganization. As further detailed below under the caption “Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables,” we changed the assumptions we use in estimating the fair value of our additional structural advisory fees and residuals receivables. In general, these adjustments were necessary as a result of conditions in the capital markets, the TERI Reorganization and substantially higher projected costs for future funding of the auction rate notes issued by several securitization trusts than previously estimated.

Strategic Equity Investment. On December 21, 2007, we announced an investment agreement with affiliates of GSCP relating to a strategic equity investment by GSCP. Affiliates of GSCP invested $59.8 million to acquire preferred stock convertible into 5.3 million shares of our common stock at a conversion price of $11.24 per share. In addition, GSCP agreed to invest, upon receipt of applicable regulatory approvals and determinations and satisfaction of other conditions, up to $200.7 million to acquire additional shares of preferred stock convertible into up to 13.4 million shares of our common stock at a conversion price of $15.00 per share.

The total investment by affiliates of GSCP, including their initial investment of $59.8 million, is capped by the terms of the investment agreement at an amount equal to 25 percent of our total stockholders’ equity, consistent with regulations of the OTS. As a result of a decrease in our stockholders’ equity since time of the initial investment by affiliates of GSCP, we expect the affiliates of GSCP to be limited to investing up to approximately $150 million in connection with their subsequent equity investment, based on our stockholders’ equity as of March 31, 2008. Further decreases in our stockholders’ equity prior to the closing of the transaction could further limit the amount of the subsequent investment by affiliates of GSCP.

Business Model Changes. We must adapt our business model to address the challenges facing our company. We are committed to continuing to provide an integrated suite of client services, including product development, processing and securitization services, with or without TERI.

TERI may have the right to petition the Bankruptcy Court to terminate the master servicing agreement and the master loan guaranty agreement as a result of the TERI Reorganization, provided that any such termination would be subject to approval of the Bankruptcy Court. Until such time as the agreements may be terminated in the context of the TERI Reorganization, however, both TERI and we are obligated to continue to perform under the agreements, on their existing terms, except as limited by the Bankruptcy Code or Bankruptcy Court orders. We expect TERI to petition the Bankruptcy Court in the future to terminate the master servicing agreement, and we are working to ensure that we obtain the regulatory approvals necessary to continue to originate private student loans in such event.

We are in the process of developing alternatives to the loan guaranty and loan origination services that TERI has historically provided to our clients. We are attempting to secure an alternative guarantor for our program loans, and we are developing in parallel a private label loan program that would not require a guaranty from a third party. These initiatives will be critical in order to retain existing clients and grow our client base in the future. We expect the private label loan program under development to generally have more selective underwriting criteria, higher borrower pricing than prior TERI-guaranteed programs and a greater portion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. Development of the program is not complete, and we are uncertain whether former, current or prospective clients will be interested in the program or whether we will secure an alternative guarantor on acceptable terms or at all . We are also uncertain whether Union Federal will be able to participate in the private label loan program currently under development due to its current lack of balance sheet capacity.

In February 2008, we announced a reduction in our overall cost structure on an annualized basis by approximately 15 to 20 percent. As a result of the expected reduction in facilitated loan volumes and the potential termination of the master servicing agreement with TERI, we have taken significant further steps to reduce our expense structure. On May 5, 2008, we announced that we had reduced headcount by approximately 500 additional employees, which coupled with other cost-saving initiatives, is expected to result in further cost-savings on an annualized basis of approximately $200 million.

We continue to believe that private student loans are an important and growing source of college funding. College attendance is high, the overall cost of college continues to rise, government supported loans are limited and families are saving less. Added pressure for funding education may result from declining home values and the lack of equity that has been a source of funding for education. We believe that borrowers will need responsible private student loan solutions after exhausting all available scholarships, grants and federal aid. Moreover, the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional non-governmental providers of federal loans, and we believe that we will continue to see competitors and potential competitors exit the student loan industry.

Our inability to access the securitization markets, together with the TERI Reorganization, has also resulted in some of our clients electing to terminate their agreements with us. In addition, we expect that the guaranty agreements or loan origination agreements that a significant number of our clients have with TERI will be terminated in the context of the TERI Reorganization. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves, including JPMorgan Chase and RBS, unless we can develop an alternative to a TERI-guaranteed private label loan program. We are working to develop all facets of such an alternative, but significant uncertainty exists regarding the success or market acceptance of any alternative program that we may develop. We believe that our experience in the private student loan industry, and our recent expense reductions, position us to endure our current challenges, but those challenges are significant. The subsequent equity investment by GSCP is a critical element of our strategic plan, but we have not as of the date of this quarterly report received the required regulatory determinations and approval required to close the investment.

The information described under the caption “Risk Factors” in Item 1A of Part II of this quarterly report also contains important factors that you should consider in assessing our business.

Securitizations and Related Revenue

We have historically structured and facilitated securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. The trusts obtain through the securitization process private student loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these student loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We refer to the trusts utilized in the securitization of TERI-guaranteed private label loans as private label loan trusts.

At March 31, 2008, the principal balance of loans facilitated and available to us for securitization was $3.1 billion. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client’s loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If we fail to facilitate a purchase in breach of our obligations, our damages would be limited under the terms of certain of our purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no “market disruption event” has occurred. The TERI Reorganization constitutes a “market disruption event” under certain of these purchase agreements, suspending our contractual obligation to close a securitization with respect to approximately $1.5 billion of our facilitated loan volume available for securitization as of March 31, 2008, excluding approximately $485 million of loan volume originated by Union Federal. In the absence of a market disruption event, the liquidated damages that would be applicable to this facilitated loan volume were estimated to be approximately $12.6 million, excluding loan volume originated by Union Federal and certain loan volume originated by RBS that we are no longer obligated to purchase as a result of termination of certain purchase agreements between RBS and us. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur until the market disruption event ceases.

Our purchase agreements applicable to approximately $1.2 billion of the facilitated loan volume available for securitization as of March 31, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time.

We have received several types of fees in connection with our past securitization services:

•	Structural advisory fees. We have charged structural advisory fees that were to be paid in two portions:

•

Up-front. We received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, we structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans that we facilitated during the first nine months of fiscal 2008, these fees were 8.7% of the aggregate principal and capitalized interest of the loans securitized. For the securitizations of TERI-guaranteed loans we facilitated in fiscal 2007, these fees ranged from 11.7% to 13.1% of the aggregate principal and capitalized interest of the loans securitized. The four private label loan trusts we facilitated in fiscal 2007 issued Triple B-rated securities, the only such issuances by any of our securitizations trusts. The issuance of Triple B-rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions. We are uncertain as of the date of this quarterly report whether the fee structure that we have historically used will be used in future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term; and

•

Additional. We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We generally become entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the “parity ratio,” reaches a stipulated level, which ranges from 103% to 105%. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See “ — Application of Critical Accounting Policies and Estimates — Service Revenue and Receivables — TERI’s Ability to Pay Claims.”

At March 31, 2008, we expect to receive the additional fees beginning five to seventeen years after the date of a particular securitization transaction. At December 31, 2007, we expected to receive the additional fees beginning five to seven years after the date of a particular securitization transaction. In addition, stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular private label loan trust is determined at the time of securitization. Actual parity ratios of our private label loan trusts as of March 31, 2008 ranged from 92.7% to 102.9%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust parity ratios as of March 31, 2008.

•

Residual. We also have the right to receive a portion of the residual interests that these private label loan trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and generally entitles us to receive 66% to 88% of the net cash flows of the particular private label loan trust once a parity ratio of 103% to 103.5%, depending on the particular trust, is reached and maintained. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See “—Application of Critical Accounting Policies and Estimates - Service Revenue and Receivables - TERI’s Ability to Pay Claims.”

Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, at March 31, 2008, we expect to receive the residuals beginning approximately five to seventeen years after the date of a particular securitization. At December 31, 2007, we expected to receive the residuals beginning approximately five to seven years after the date of a particular securitization.

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

Processing Fees from TERI

We provide outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognize as revenue the monthly reimbursement that TERI provides us for the expenses we incur in providing these services. As a result of the TERI Reorganization, we have a general unsecured claim with regard to $15.2 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI’s petition. TERI may have the right to petition the Bankruptcy Court to terminate the master servicing agreement in the context of the TERI Reorganization, which would eliminate TERI’s obligation to reimburse us for expenses in providing loan processing services to TERI. Until such time as the master servicing agreement may be terminated, both TERI and we are obligated to continue to perform under the agreement, on its existing terms, except as limited by the Bankruptcy Code and Bankruptcy Court orders.

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

As required under accounting principles generally accepted in the United States of America, or GAAP, we also recognize the fair value of additional structural advisory fees and residuals as revenue at that time, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured.

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

We generally recognize administrative and other fees, as well as processing fees from TERI, as revenue at the time that we perform the underlying services. We recognize marketing coordination fees and marketing premiums earned on proprietary brands, which are components of administrative and other fees, at the time the securitization trust purchases the loans derived from the related marketing coordination services or when the related expense is incurred.

Quarterly Fluctuations

Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital market transactions that we have facilitated and, to a lesser extent, the seasonality of student loan originations, which affects the amount of processing fees from TERI that we earn in a particular quarter. In fiscal 2007, we facilitated one securitization in each of the first, second and third quarters and two securitizations in the fourth quarter. The variability of our quarterly revenue and operating results has increased and will continue to increase on a quarterly basis as a result of current conditions in the capital markets and lower levels of facilitated loan volumes, which will decrease the amount of processing fees from TERI that we earn. We facilitated two securitization transactions in the first quarter of fiscal 2008, but we did not conduct a securitization transaction during the second or third quarters of fiscal 2008, and we do not expect to conduct a securitization in the fourth quarter. A continuing inability to access the capital markets, variations in the size, structure or economic terms of any future transactions, or the level of our facilitated loan volumes and operating expenses, could continue to materially adversely affect and result in material variability of our operating results on a quarterly basis.

The following tables set forth our quarterly revenue and net income (loss) for the first three quarters of fiscal 2008 and each quarter of fiscal 2007:

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Total
	(in thousands)
Total revenues	$379,837	$(123,072)	$(251,788)	$4,977
Net income (loss)	168,820	(117,675)	(229,550)	(178,405)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$302,945	$197,766	$180,163	$199,830	$880,704
Net income	141,008	81,151	71,172	78,000	371,331

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

Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

•	the discount rate, which we use to calculate the fair value of our additional structural advisory fees and residuals;

•	the annual rate and timing of student loan prepayments;

•	the trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate, or LIBOR, curve, and the spread between LIBOR and auction rates;

•	expected annual rate and timing of loan defaults, and TERI’s ability to pay default claims; and

•	expected recoveries of defaulted loans.

We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, management’s ability to determine which factors are relevant to our estimates, and our ability to accurately incorporate those factors into our estimates, can have a material effect on our valuations.

We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of March 31, 2008, including actual borrower payment status, delinquency, cumulative loss and prepayment data as of March 31, 2008 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including channel-specific loans available for securitization by fiscal year, parity ratios by trust, net recovery rates by trust, FICO score ranges by year of origination and by channel, FICO score distributions for loans disbursed since January 1, 2007, payment status by trust and six-month rolling prepayment rates by trust.

The following table shows the approximate weighted average assumptions for loan performance at March 31, 2008 for our private label loan trusts:

	Percentage rate			Percentage discount rate
Trust	Default	Recovery	Prepayments	Residuals	Structural advisory fees
Private label loan trusts	14.77%	48%	8.40%	13.74%	7.41%

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

Net default rates. During the second quarter of fiscal 2008, we increased the weighted average net default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables. In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, we increased the assumed net default rate from 5.81% to 7.68% on average for the portfolio. This increase in the net default rate assumptions during the second fiscal quarter resulted in a decrease in the estimated fair value of our residuals receivable of $36.2 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $2.7 million. Net defaults are calculated by reducing gross defaults by the amount of recoveries received on previously defaulted loans. During the second quarter, we increased our assumed average gross default rate from 9.68% to 14.76%. During the second quarter, we also increased, from 40% to 48%, the percentage of defaulted loans that we expect to recover.

During the third quarter of fiscal 2008, we maintained our weighted average net default rate assumptions at 7.68% for the portfolio. For securitization trusts facilitated prior to January 1, 2006, we increased our net default rate assumptions as a result of default activity that was higher than expected. For securitization trusts facilitated after January 1, 2006, we decreased our net default rate assumptions to reflect recent collections strategies implemented by us and an expectation of a better economic cycle as borrowers in the future enter repayment. The overall net impact of these two changes was a slight increase to our assumed weighted average gross default rate, from 14.76% to 14.77%. Although the weighted average gross default rate did not change materially in the aggregate, we accelerated the timing of expected default activity, which resulted in a decrease of approximately $6.1 million in the estimated fair value of our residuals receivable and a decrease of approximately $200,000 in the estimated fair value of our additional structural advisory fees receivable. During the third quarter of fiscal 2008, we did not adjust the percentage of defaulted loans that we expect to recover.

TERI’s Ability to Pay Claims. The indentures relating to the securitization trusts specify certain circumstances, which we refer to as trigger events, in which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the trigger event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a trigger event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. Under certain of the indentures, a trigger event would not occur even if cumulative loan defaults exceed the specified level if TERI continues to pay claims on defaulted loans and, in the case of certain indentures, is solvent. As a result of the TERI Reorganization, we adjusted our assumptions to assume that amounts available to pay a trust’s default claims will be limited to amounts available from the segregated reserve account pledged to the trust by TERI as collateral for TERI’s guaranty obligations. Previously, we assumed that TERI would pay default claims on a timely basis and that no default trigger event would occur. Although the overall expected cash flows generated by the trusts would improve as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us in respect of its additional structural advisory fees and residuals would be delayed, reducing their estimated fair value. The change in our assumptions with regard to TERI’s ability to pay claims resulted in a decrease in the estimated fair value of our residuals receivable of $219.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $0.5 million during the third quarter of fiscal 2008.

Prepayment Rates. During the third quarter of fiscal 2007, we increased the assumed average annual rate of prepayments that we use to estimate the fair value of our residuals and structural advisory fees receivables. We did not, at that time, make an adjustment to the shape of the expected prepayment curve, which reflects our assumption regarding the timing of prepayments expected to occur over the life of the trusts. The increase in the assumed average prepayment rate during the third quarter of fiscal 2007, from an average over the life of the trusts of 7% to 8%, resulted in a decrease in the fair value of the residuals receivable of $36.2 million and a decrease in the fair value of the additional structural advisory fees receivable of $3.5 million. We recognized both of these decreases in the third quarter of fiscal 2007. During the second quarter of fiscal 2008, we further altered our assumption by adjusting the shape of the expected prepayment curve in response to actual experience. The result was an increase in the assumed average prepayment rate over the life of the trusts from 8% to 8.4%. This change in the prepayment rate assumption resulted in a decrease in the estimated fair value of our residuals receivable of $46.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $3.5 million during the second quarter of fiscal 2008. During the third quarter of fiscal 2008, we did not change our assumptions with regard to either the shape of the expected prepayment curve or the average annual rate of prepayments over the life of the trusts. We continue to monitor actual prepayment rates against our expectations and will make such future adjustments to our assumptions as we believe are necessary at each balance sheet date.

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

During fiscal 2007, we facilitated four securitization transactions involving the issuance of Triple B-rated securities, the only such issuances by any of our securitization trusts. Triple B-rated issuances, in effect, allowed us to monetize a portion of our securitization-related revenues that previously would have been recognized as residuals. Accordingly, we believed that market developments had provided us with a meaningful basis to revise our input in determining the discount rate applied in estimating the fair value of pre-fiscal 2007 private label securitization trust residuals. Beginning with the third quarter of fiscal 2007, we applied a discount rate equal to the trailing 12-month average of the one-month LIBOR plus 1.75% to value the portion of the residuals that we believed qualified as investment grade in the pre-fiscal 2007 private label trusts. That portion of the residuals that we believed did not qualify as investment grade was discounted at 13%, as it was in the securitization trusts that issued Triple B-rated securities. The decrease in the aggregated average discount rate resulted in an increase in the fair value of our residuals receivable of $26.7 million which we recorded in the third quarter of fiscal 2007.

Based on deteriorating conditions in the ABS market, we reverted to a discount rate of 12% in the first quarter of fiscal 2008 in estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of our residuals receivable of $25.2 million which was recognized in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, in response to continued deterioration in the ABS market, we increased the discount rate used to estimate the fair value of residuals receivable by 100 basis points. As a result, we applied a discount rate of 13% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 14% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. The increase in the discount rate assumption resulted in a decrease in the estimated fair value of our residual receivable of $46.5 million during the second quarter of fiscal 2008.

During the third quarter of fiscal 2008, in response to a further deterioration in the ABS market and revised assumptions regarding TERI’s ability to pay guaranty claims from its general reserves, we increased the discount rate used to estimate the fair value of residuals receivable by 50 basis points. As a result, we applied a discount rate at March 31, 2008 of 13.5% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 14.5% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. This increase in the discount rate resulted in a decrease in the estimated fair value of our residuals receivable of $20.6 million during the third quarter of fiscal 2008.

Discount Rate—Additional Structural Advisory Fees. Historically, we have based the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. Prior to the second quarter of fiscal 2008, we believed that a spread of 200 basis points was an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. Between September 30, 2007 and December 31, 2007, the 10-year U.S. Treasury Note rate decreased 57 basis points. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value. During the second quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities, we increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that we used to estimate the fair value of our additional structural advisory fees. As a result, we applied a discount rate at December 31, 2007 of 7.02%, compared to a discount rate at September 30, 2007 of 6.59%. The net increase in the discount rate assumption resulted in a decrease in the estimated fair value of our additional structural advisory fee receivable of $8.1 million during the second quarter of fiscal 2008.

Between December 31, 2007 and March 31, 2008, the 10-year U.S. Treasury Note rate decreased 61 basis points. In addition, during the third quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities and revised assumptions regarding TERI’s ability to pay guaranty claims from its general reserves, we increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that we use to estimate the fair value of our additional structural advisory fees. As a result, we applied a discount rate at March 31, 2008 of 7.41%, based on the U.S. Treasury Note rate plus 400 basis points, compared to a discount rate at December 31, 2007 of 7.02%, based on the U.S. Treasury Note rate plus 300 basis points. The increase in the discount rate resulted in a decrease in the estimated fair value of our additional structural advisory fees net receivable of $15.7 million during the third quarter of fiscal 2008.

Auction Rate Note Interest Rates. Five private label loan trusts have issued auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. As of December 31, 2007, we used a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. Historically, the spread over LIBOR used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual rates would persist, resulting in a larger spread over LIBOR for a longer period of time than we had previously estimated. As a result, we revised the spread over LIBOR that we used to estimate the fair value of our residuals and additional structural advisory fees receivables to better reflect the expected spreads over LIBOR in the future. The change in our auction rate assumption resulted in a decrease in the estimated fair value of our residual receivable of $34.3 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $86,000 during the second quarter of fiscal 2008.

During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that has issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody’s and AA- by S&P, or 2.50%, in the case of auction rate notes that are rated at least A3 by Moody’s and A- by S&P, based on the ratings assigned to the auction rate notes as of the date of this report. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes will continue to bear interest at these current maximum spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000 as a result of our change in the auction rate notes assumption.

Sensitivity Analysis

Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement, including payments as a result of loan consolidation activity. If net defaults increase beyond the level of expected third-party reimbursement assumptions, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts’ student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance the trusts which have issued auction rate notes.

The following table shows our loan performance assumptions and service receivables balances at March 31, 2008 and estimated changes that would result from changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at March 31, 2008. We also discuss below the effect on the fair value of the structural advisory fees and residuals receivables of changes in the assumed spread between 1-month LIBOR rates and auction rates.

The sensitivities presented below are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ materially from the sum of the individual effects calculated below.

Structural advisory fees	Percentage change in assumptions		Management assumption and receivables balance at March 31, 2008	Percentage change in assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption[1]	12.41%	13.59%	14.77%	15.95%	17.13%
Total structural advisory fees	$144,811	$140,267	$136,348	$135,103	$133,564
Change in receivables balance	6.21%	2.87%		(0.91)%	(2.04)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total structural advisory fees	$136,115	$136,238	$136,348	$136,597	$137,293
Change in receivables balance	(0.17)%	(0.08)%		0.18%	0.69%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total structural advisory fees	$142,848	$139,502	$136,348	$133,383	$130,576
Change in receivables balance	4.77%	2.31%		(2.17)%	(4.23)%
Discount rate:
Management assumption	5.93%	6.67%	7.41%	8.15%	8.89%
Total structural advisory fees	$160,337	$147,786	$136,348	$125,920	$116,406
Change in receivables balance	17.59%	8.39%		(7.65)%	(14.63)%

	Change in assumption		Receivables balance	Change in assumption
	Down 200 basis points	Down 100 basis points		Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$113,785	$124,766	$136,348	$149,407	$163,739
Change in receivables balance	(16.55)%	(8.49)%		9.58%	20.09%

(1)	The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through March 31, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 14.77%.

Residuals	Percentage change in assumptions		Management assumption and receivables balance at March 31, 2008	Percentage change in assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption[1]	12.41%	13.59%	14.77%	15.95%	17.13%
Total residual fees	$489,605	$381,265	$330,803	$295,424	$269,644
Change in receivables balance	48.01%	15.25%		(10.69)%	(18.49)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total residual fees	$316,501	$323,984	$330,803	$342,987	$362,170
Change in receivables balance	(4.32)%	(2.06)%		3.68%	9.48%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total residual fees	$367,409	$348,993	$330,803	$314,299	$297,913
Change in receivables balance	11.07%	5.50%		(4.99)%	(9.94)%
Discount rate:
Management assumption — non-Triple-B trusts	10.80%	12.15%	13.50%	14.85%	16.20%
Management assumption — Triple-B trusts	11.60%	13.05%	14.50%	15.95%	17.40%
Total residual fees	$465,937	$391,711	$330,803	$280,652	$239,216
Change in receivables balance	40.85%	18.41%		(15.16)%	(27.69)%

	Change in assumption		Receivables balance	Change in assumption
	Down 200 basis points	Down 100 basis points		Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$293,335	$311,262	$330,803	$350,583	$370,563
Change in receivables balance	(11.33)%	(5.91)%		5.98%	12.02%

(1)	The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through March 31, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 14.77%.

During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. As a result, we revised the spread over LIBOR that we used to estimate the future cost of funding of auction rate notes. The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one month LIBOR plus a spread), a fixed interest rate and the maximum legally permissible rate.

During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that has issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody’s and AA- by S&P, or 2.50%, in the case of auction rate notes that are rated at least A3 by Moody’s and A- by S&P, based on the ratings assigned to the auction rate notes as of the date of this report. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes will continue to bear interest at these current maximum spreads over one-month LIBOR until their expected maturity dates.

It is possible, in the event of certain ratings agency actions, that these maximum spreads can increase further. If any auction rate note were to be rated below Aa3 and AA- but at least A3 and A- by Moody’s and S&P, respectively, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 and A- by Moody’s and S&P, respectively, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

If all outstanding auction rate notes that currently bear interest at LIBOR plus 1.50% were to continue to bear interest at LIBOR plus 1.50%, but all outstanding auction rate notes that currently bear interest at LIBOR plus 2.50% were instead to bear interest at LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $3.5 million, or 1.1%, and the estimated fair value of our additional structural advisory fees would decrease by $29,000, or 0.02% from their current valuations. If all outstanding auction rate notes that currently bear interest at LIBOR plus 1.50% were to instead to bear interest at LIBOR plus 2.50%, and all outstanding auction rate notes that currently bear interest at LIBOR plus 2.50% were instead to bear interest at LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $38.3 million, or 11.6%, and the estimated fair value of our additional structural advisory fees would decrease by $0.9 million, or 0.7% from their current valuations. See “Risk Factors” under Item 1A of Part II of this quarterly report for additional information regarding our trusts’ auction rate notes.

If auctions do not fail, but the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate. The amount of the “excess” interest, however, would accrue as “carryover interest.” A noteholder’s right to receive carryover interest is superior to our residual interest in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest. In estimating the fair value of our service receivables, we have assumed that no trust will accrue carryover interest.

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

On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At March 31, 2008, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

The FASB has embarked upon a project to amend FASB Statement No. 140 that would potentially remove the concept of the QSPE from such statement and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46. The FASB is expected to issue an exposure draft on this topic and the ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

Results of Operations

Three and nine months ended March 31, 2008 and 2007

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

We facilitated two securitization transactions in the first quarter of fiscal 2008 and no securitizations during the second and third fiscal quarters. During fiscal 2007, we facilitated one securitization in each of the first, second and third fiscal quarters and two securitizations in the fourth quarter. Our estimates of the allocation by marketing channel of our securitization revenues for the first nine months of fiscal 2008 and 2007, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized		Up-front structural advisory fees		Additional structural advisory fees	Residuals	Total(3)
	(dollars in millions)
Fiscal 2008
September 2007	Direct to consumer	$1,640	(1)	81%	9.6%	1.2%	6.6%	17.3%
	School channel	387	(1)	19	5.1	1.2	2.5	8.8

	Total	$2,027	(1)

	Blended yield(2)				8.7	1.2	5.8	15.7
Fiscal 2007
March 2007	Direct to consumer	$583		75	14.7	1.2	5.2	21.1
	School channel	193		25	8.5	1.2	2.0	11.6

	Total	$776

	Blended yield(2)				13.1	1.2	4.4	18.7

December 2006	Direct to consumer	$676		93	12.6	1.2	7.0	20.8
	School channel	48		7	7.3	1.2	2.1	10.6

	Total	$724

	Blended yield(2)				12.2	1.2	6.7	20.1

September 2006	Direct to consumer	$973		70	14.7	1.2	5.1	21.0
	School channel	413		30	7.3	1.2	1.7	10.2

	Total	$1,386

	Blended yield(2)				12.5	1.2	4.1	17.8
Total for first nine months of fiscal 2007		$2,886			12.6	1.2	4.8	18.6

(1)	Includes total principal and accrued interest balance of loans securitized in separate transactions involving The National Collegiate Student Loan Trust 2007-3 and The National Collegiate Student Loan Trust 2007-4.
(2)	Blended yield represents securitization revenues as a percentage of the total principal and accrued interest balance of the loans securitized from all marketing channels at the date of securitization.
(3)	Due to rounding and the complex nature of these calculations, which involve allocating the total revenue for a securitization across the different marketing channels based on the aggregate profitability of each marketing channel, the total yield by marketing channel and securitization may not represent the sum of the individual yields by revenue source.

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

Market demand for private student loan asset-backed securities has been volatile, and we believe does not exist for TERI-guaranteed loans as of May 12, 2008. This volatility, and absence of demand for private student loan asset-backed notes, has negatively affected, and may continue to negatively affect, the cost and availability of certain financing structures previously utilized in the securitization transactions that we have facilitated, including the issuance of subordinate classes of asset-backed securities. In addition, we are uncertain as of the date of this quarterly report whether the fee structure that we have historically used in facilitating securitization transactions will be used in future securitizations. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near-term.

Up-front structural advisory fees

The up-front component of structural advisory fees decreased to $179.1 million during the first nine months of fiscal 2008 from $365.8 million for the first nine months of fiscal 2007. Up-front structural advisory fees decreased to $0.9 million for the third quarter of fiscal 2008 from $103.9 million for the third quarter of fiscal 2007. The decrease in up-front structural advisory fees between periods was primarily due to a decrease in securitization volume and, for the nine-month periods, a decrease in up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield. We facilitated two securitizations during the nine months ended March 31, 2008, each completed during the first quarter of fiscal 2008, compared to three securitizations during the nine months ended March 31, 2007, including one securitization completed in each of the first three quarters of fiscal 2007. The securitization trusts we facilitated in each of the first three quarters of fiscal 2007 issued Triple B-rated securities, resulting in a higher up-front structural advisory fee yield compared to the securitization trusts we facilitated in the first quarter of fiscal 2008, which did not issue Triple B-rated securities.

Up-front structural advisory fees for the third quarter of fiscal 2008 decreased compared to the third quarter of fiscal 2007 because we did not complete a securitization transaction during the third quarter of fiscal 2008. Up-front structural advisory fees for the third quarter of fiscal 2008 consisted solely of receipt of cost of issuance funds from earlier securitization transactions. The receipt of cost of issuance funds represents the receipt of remaining funds in a trust’s cost of issuance account once the trust has paid all costs associated with its issuance of asset-backed securities.

The following table reflects the changes in up-front structural advisory fees attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the receipt of cost of issuance funds for the nine months ended March 31, 2008 and 2007:

	Up-front structural advisory fees
	Total volume of loans securitized	Change attributable to decreased securitization volume	Change attributable to change in fee yield and loan mix	Receipt of cost of issuance funds	Total change
	(in thousands)
Nine months ended March 31, 2008 vs. nine months ended March 31, 2007	$2,027,079	$(108,325)	$(78,648)	$216	$(186,757)

Additional structural advisory fees

The additional component of structural advisory fees decreased to $2.7 million for the first nine months of fiscal 2008 from $35.1 million for the first nine months of fiscal 2007. Additional structural advisory fees decreased by $20.5 million, to ($13.7) million for the third quarter of fiscal 2008, compared to $6.8 million for the third quarter of fiscal 2007. The decrease in additional structural advisory fees between the nine-month periods and the three-month periods was primarily due to the changes in assumptions we use to estimate the fair value of our additional structural advisory fees and, to a lesser extent, decreased securitization volume between the fiscal 2008 and fiscal 2007 periods.

The following table reflects the changes in additional structural advisory fees attributable to the changes in securitization volume, changes in fee yield and loan mix and the updates to prior trusts for the nine months ended March 31, 2008 and 2007:

	Additional structural advisory fees
	Total volume of loans securitized	Change attributable to decreased securitization volume	Change attributable to change in fee yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Nine months ended March 31, 2008 vs. nine months ended March 31, 2007	$2,027,079	$(10,291)	$20	$(22,140)	$(32,411)

The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the nine and three months ended March 31, 2008 and 2007:

	Nine months ended March 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	34,575
Trust updates
Passage of time (present value accretion)	7,720	5,413
Assumption changes:
Increase in timing and average prepayment rate	(3,535)	(3,529)
Increase in discount rate	(23,778)	—
Increase in timing and average default rate	(2,899)	—
Increase in auction rate notes spread	(140)	—
TERI’s inability to pay claims	(542)	—
Other factors	1,574	(1,344)

Net change	(21,600)	540

Fair value at end of period	$136,348	$123,412

	Three months ended March 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$150,032	$116,637
Additions from new securitizations	—	9,128
Trust updates
Passage of time (present value accretion)	2,650	2,001
Assumption changes:
Increase in timing and average prepayment rate	—	(3,529)
Increase in discount rate	(15,668)	—
Increase in timing and average default rate	(231)	—
Increase in auction rate notes spread	(54)	—
TERI’s inability to pay claims	(542)	—
Other factors	161	(825)

Net change	(13,684)	(2,353)

Fair value at end of period	$136,348	$123,412

On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect, as of May 12, 2008, to begin to receive approximately five to seventeen years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We also make assumptions about the pledged fund and cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

During the first nine months of fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $21.6 million. During the first nine months of fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $0.5 million. The decrease during the first nine months of fiscal 2008 was primarily due to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our discount rate assumption, which more than offset additions from new securitizations and the accretion of discounting inherent in the fair value estimates. The increase during the first nine months of fiscal 2007 was primarily due to the accretion of the discounting inherent in the fair value estimates and the impact of a decrease in the 10-year U.S. Treasury note rate, offset in part by the impact of a change in our assumption regarding future prepayments that we used to estimate the fair value of the receivable and the effect of higher prepayment rates than we had estimated would occur during the period.

During the third quarter of fiscal 2008, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $13.7 million. The decrease during the third quarter of fiscal 2008 was due primarily to the impact of the increase in our discount rate assumption used to estimate the fair value of our additional structural advisory fees receivable, offset in part by the accretion of the discounting inherent in the fair value estimates. During the third quarter of fiscal 2007, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $2.4 million. The decrease was due primarily to the impact of a change in our prepayment assumption and the performance of the trust assets, offset in part by the accretion of the discounting inherent in the fair value estimates.

For a discussion of changes we made during the first nine months of fiscal 2008 and fiscal 2007 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

Residuals

Service revenues from residuals decreased by $493.7 million, to ($334.3) million for the first nine months of fiscal 2008, from $159.4 million for the first nine months of fiscal 2007. Service revenues from residuals decreased by $305.9 million, to ($277.4) million for the third quarter of fiscal 2008, compared to $28.5 million for the third quarter of fiscal 2007. The decrease in service revenues from residuals between the nine-month periods and the three-month periods was primarily a result of changes we made to certain assumptions we use to estimate the value of our residuals receivable in the first nine months of fiscal 2008 and, to a lesser extent, a decrease in securitization volume, offset in part by the impact of a higher up-front structural advisory fee yield in the fiscal 2007 period. The issuance of Triple B rated securities in the securitizations completed during the fiscal 2007 periods enabled us to increase the up-front structural advisory fee yield, but decreased the amount of residuals we expect to receive, from these securitizations. We did not conduct a securitization transaction in the third quarter of fiscal 2008. As a result, we did not recognize any residuals from new securitizations in the quarter.

The following table reflects the changes in residuals attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the updates to prior trusts for the nine months ended March 31, 2008 and 2007:

	Residuals
	Total volume of loans securitized	Change attributable to decreased securitization volume	Change attributable to change in yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
Nine months ended March 31, 2008 vs. nine months ended March 31, 2007	$2,027,079	$(41,505)	$19,036	$(471,219)	$(493,688)

The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the nine and three months ended March 31, 2008 and 2007:

	Nine months ended March 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	139,441
Trust updates
Passage of time (present value accretion)	63,923	48,369
Assumption changes:
Increase in timing and average prepayment rates	(46,597)	(36,236)
(Increase) decrease in discount rate	(92,306)	26,680
Increase in timing and average default rate	(42,223)	—
Increase in auction rate notes spread	(93,813)	—
TERI’s inability to pay claims	(219,553)	—
Other factors	(20,715)	(18,878)

Net change	(451,284)	19,935

Fair value at end of period	$330,803	$612,199

	Three months ended March 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$608,233	$583,666
Additions from new securitizations	—	34,371
Trust updates
Passage of time (present value accretion)	20,353	18,229
Assumption changes:
Increase in timing and average prepayment rates	—	(36,236)
Increase in discount rate	(20,626)	26,680
Increase in timing and average default rate	(6,050)	—
Increase in auction rate notes spread	(59,491)	—
TERI’s inability to pay claims	(219,553)	—
Other factors	7,937	(14,511)

Net change	(277,430)	(5,838)

Fair value at end of period	$330,803	$612,199

As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the assumptions that we use in estimating the fair value of these receivables. We also monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We also make assumptions about the pledged fund and cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.”

Our estimates of the fair value of our residuals receivable resulted in a decrease in their aggregate carrying value of approximately $451.3 million during the first nine months of fiscal 2008 and an increase of $19.9 million during the first nine months of fiscal 2007. Our estimates of the fair value of our residuals receivable resulted in a decrease in the aggregate carrying value of approximately $277.4 million during the third quarter of fiscal 2008 and a decrease of $5.8 million during the third quarter of fiscal 2007. The decrease during the first nine months of fiscal 2008 and the third quarter of fiscal 2008 was due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our residuals receivable, particularly, a change in our assumption relating to TERI’s ability to pay guaranty claims from its general reserves, an increase in discount rates and an increase in our projected cost of funding of auction rate notes. The negative impact of these changes to our assumptions, together with a decrease in securitization volumes between periods, more than offset the positive impact of the passage of time. For a discussion of our decision during the first nine months of fiscal 2008 to change the assumptions we use to estimate the value of our residual receivable see “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables.” During the first nine months of fiscal 2007, the positive impact of the passage of time and the decrease in our discount rate assumption was offset by the net negative impact of changes to the prepayment assumptions we use to estimate the fair value of this receivable as well as the negative impact of other factors. Included in other factors was the negative impact of a higher rate of prepayments during the period than we had estimated would occur. Our estimates of the fair value of our residuals receivable resulted in a decrease in their aggregate carrying value of approximately $5.8 million during the third quarter of fiscal 2007, primarily due to the negative impact of changes to the prepayment assumption we used to estimate the fair value of this receivable and the performance of trust assets, offset in part by the positive impacts of the passage of time and the decrease in our discount rate assumption.

Processing fees from TERI

Processing fees from TERI increased to $108.9 million for the first nine months of fiscal 2008 from $99.0 million for the first nine months of fiscal 2007 and decreased to $25.3 million for the third quarter of fiscal 2008 from $32.3 million for the third quarter of fiscal 2007. The increase during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to increased reimbursable expenses required to process the increased volume of private label loans that we actively disbursed during the fiscal 2008 period. The decrease during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to the receipt of cost reimbursement from TERI for two months, rather than three months, during the fiscal 2008 period as a result of the TERI Reorganization, which partially offset increased reimbursable expenses required to process an increased volume of loans that we actively disbursed during the third quarter of fiscal 2008. The volume of private label loans we actively disbursed increased to $4.1 billion for the first nine months of fiscal 2008 from $3.0 billion for the first nine months of fiscal 2007 and to $1.0 billion for the third quarter of fiscal 2008 from $0.8 billion for the third quarter of fiscal 2007. We expect processing fees from TERI to decrease significantly during the fourth quarter of fiscal 2008 due to a decrease in the volume of loans we actively disburse. Our inability to access the securitization markets, together with the TERI Reorganization, has resulted in termination or suspension of a number of our clients’ private loan programs, including the programs of Bank of America, JPMorgan Chase and RBS. In addition, we expect the loan origination agreements or guaranty agreement that TERI has with a significant number of our clients, including JPMorgan Chase and RBS, to be terminated in the context of the TERI Reorganization. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves, which would result in decreased facilitated loan volumes and decreased processing fees from TERI. We also expect more stringent loan underwriting criteria implemented by our clients to result in decreased facilitated loan volumes and decreased processing fees from TERI in the near-term. Termination of our master servicing agreement with TERI in the context of the TERI Reorganization would eliminate our processing fees from TERI in the future.

Administrative and other fees

Administrative and other fees increased to $30.1 million for the first nine months of fiscal 2008 from $15.0 million for the first nine months of fiscal 2007 and decreased to $5.2 million for the third quarter of fiscal 2008 from $6.0 million for the third quarter of fiscal 2007. The increase during the nine month period was primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients and marketing fees earned by us from the securitization of our proprietary brand loans in September 2007. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during the fiscal 2008 periods compared to the fiscal 2007 periods. We generated approximately $24.6 million in marketing fees and reimbursable expenses from marketing coordination services during the first nine months of fiscal 2008, compared to approximately $10.8 million in marketing fees and reimbursable expenses from marketing coordination services during the first nine months of fiscal 2007. We earned administrative fees for the daily management of the securitization trusts of approximately $5.5 million during the first nine months of fiscal 2008 and $4.2 million during the first nine months of fiscal 2007. During the third quarter of fiscal 2008 we did not conduct a securitization transaction, however, we generated reimbursable expenses from marketing coordination services of $3.3 million. We generated approximately $4.6 million in reimbursable expenses from marketing coordination services during the third quarter of fiscal 2007. We earned administrative fees for the daily management of the securitization trusts of approximately $1.9 million during the third quarter of fiscal 2008 and $1.5 million during the third quarter of fiscal 2007.

Net Interest Income

Net interest income increased to $18.6 million for the first nine months of fiscal 2008 from $6.6 million for the first nine months of fiscal 2007. Net interest income increased to $7.8 million for the third quarter of fiscal 2008 from $2.6 million for the third quarter of fiscal 2007. The increases in the current year periods were primarily due to higher average cash balances available for investment and the net interest income of $12.6 million and $6.4 million earned by our subsidiary, Union Federal, during the first nine months of fiscal 2008 and the third quarter of fiscal 2008, respectively.

Non-interest Expenses

Total non-interest expenses increased to $294.4 million for the first nine months of fiscal 2008 from $185.5 million for the first nine months of fiscal 2007 and increased to $123.5 million for the third quarter of fiscal 2008 from $60.9 million for the third quarter of fiscal 2007. Compensation and benefits decreased to $79.4 million for the first nine months of fiscal 2008 from $84.9 million for the first nine months of fiscal 2007 and increased to $27.7 million for the third quarter of fiscal 2008 from $27.4 million for the third quarter of fiscal 2007. General and administrative expenses increased to $214.9 million for the first nine months of fiscal 2008 from $100.6 million for the first nine months of fiscal 2007 and increased to $95.9 million for the third quarter of fiscal 2008 from $33.5 million for the third quarter of fiscal 2007.

The decrease in compensation and benefits expense during the first nine months of fiscal 2008 as compared to the prior year period was primarily the result of a decrease in incentive compensation accruals, partially offset by increased salary costs due to higher average headcount during the current year periods. As a result of the expected reduction in facilitated loan volumes and the potential termination of the master servicing agreement with TERI, we have taken significant further steps to reduce our expense structure. On May 5, 2008, we announced that we had further reduced headcount by approximately 500 additional employees. Following this reduction, we had 410 employees as of May 6, 2008 compared to 1,019 employees as of May 6, 2007. We expect to recognize severance expenses in connection with this reduction during the fourth quarter of fiscal 2008.

General and administrative expenses increased during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 as a result of increases in several categories of expenses. Marketing expenses increased to $94.9 million for the first nine months of fiscal 2008 from $20.5 million for the first nine months of fiscal 2007. The increase in marketing expense was primarily due to the increased media costs related to increased advertising efforts, as well as the recognition of approximately $39 million of deferred marketing costs and approximately $8 million of payments to marketer clients due in the quarter ended March 31, 2008. Equipment expenses increased to $10.1 million for the first nine months of fiscal 2008 from $9.3 million for the first nine months of fiscal 2007. Depreciation and amortization expense increased to $14.5 million for the first nine months of fiscal 2008 from $12.0 million for the first nine months of fiscal 2007. The increase in equipment, depreciation and amortization expense was due to the expansion of our loan processing operations which resulted in additional purchases of fixed assets as well as the amortization of capitalized software development costs. Professional fees increased to $11.1 million for the first nine months of fiscal 2008 from $8.6 million for the first nine months of fiscal 2007 primarily due to an increase in legal costs. Outsourced operations expense increased to $40.4 million for the first nine months of fiscal 2008 from $23.8 million for the first nine months of fiscal 2007. The increase is primarily due to increases in temporary employment and external call center costs necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing expenses in the television medium that need call center support.

General and administrative expenses increased during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 as a result of increases in several categories of expenses. Marketing expenses increased to $48.1 million for the third quarter of fiscal 2008 from $5.2 million for the third quarter of fiscal 2007. The increase in marketing expenses was primarily due to the recognition of approximately $39 million of deferred marketing costs and approximately $8 million of payments to marketer clients due in the third quarter of fiscal 2008. Expenses related to financing activities increased to $10.1 million during the third quarter of fiscal 2008 as a result of expensing the warehouse commitment fee paid to an affiliate of Goldman, Sachs & Co. as the commitment expired. Professional fees increased to $3.6 million for the third quarter of fiscal 2008 from $3.0 million for the third quarter of 2007 primarily due to an increase in legal costs. Miscellaneous expenses for the third quarter of fiscal 2008 included a $5.8 million accrual for origination related costs incurred by Union Federal that were originally expected to be reimbursed through the securitization process. Outsourced operations costs increased to $8.8 million for the third quarter of fiscal 2008 from $6.4 million for the third quarter of fiscal 2007. The increase is primarily due to increases in external call center costs necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing expenses in the television medium that need call center support. We expect a decline in marketing coordination expenses during the fourth quarter of fiscal 2008 as a result of decreased marketing activity by our client base, in particular decreased television advertisement requiring call center support. In April 2008, we announced that RBS had terminated a substantial number of agreements pursuant to which we provide marketing coordination services to education loan marketers.

Income Tax (Benefit) Expense

Income tax benefit increased to $111.0 million for the first nine months of fiscal 2008 from income tax expense of $202.1 million for the first nine months of fiscal 2007. The increase in income tax benefit was primarily the result of a decrease in the amount of income before income tax expense between periods. During the first nine months of fiscal 2008, our effective tax rate, or the income tax expense as a percentage of income before income tax expense, decreased to 38.3% from an effective tax rate of 40.8% for the first nine months of fiscal 2007. The decrease in our effective tax rate was primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees decreased and our residual revenues, which have a lower effective tax rate, were a greater proportion of our revenues (loss) before taxes during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues. Income tax benefit increased to $145.8 million for the third quarter of fiscal 2008 from income tax expense of $48.1 million for the third quarter of fiscal 2007. The increase in income tax benefit in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 was due to the decrease in securitization volume between periods and tax benefit resulting from the write-off of our additional structural advisory fees and residuals receivables in the third quarter of fiscal 2008.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have historically consisted of capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions. In order to preserve capital and maximize liquidity in challenging market conditions, our board of directors has eliminated the regular quarterly cash dividend for the foreseeable future. In addition, we do not expect to repurchase shares of common stock for the foreseeable future. We expect to reduce by the end of fiscal 2008 our overall cost structure on an annualized basis by approximately 40 to 60 percent, including by reducing business development and operational expenses.

Short-term Funding Requirements

We expect to fund our short-term liquidity requirements through cash flow from operations, cash and cash equivalents, the closing of the sale of preferred stock to affiliates of GSCP, and, subject to disposition of its current portfolio of student loans, various sources of funding that may be available to Union Federal to finance education loans.

Our business has been and continues to be adversely impacted by the current ABS market dynamics, including an inability to access the securitization market and interim financing facilities on attractive terms. We did not complete a securitization transaction during our second or third fiscal quarters, and we do not expect to complete a securitization in the final quarter of the current fiscal year. Our securitization volumes will materially decrease in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. Our inability to generate up-front structural advisory fees has eroded our short-term liquidity position.

Pursuant to our master servicing agreement with TERI, TERI reimburses us monthly for the expenses we incur in providing outsourcing services to TERI. As a result, TERI has reimbursed us for a significant portion of our operating expenses. In the context of the TERI Reorganization, TERI may have the right to petition the Bankruptcy Court to terminate the master servicing agreement, provided that any such termination would require the approval of the Bankruptcy Court. Until such time as the agreements may be terminated in the context of the TERI Reorganization, however, both TERI and we are obligated to continue to perform under the agreements, on their existing terms, except as limited by the Bankruptcy Code and Bankruptcy Court orders. We expect TERI to petition the Bankruptcy Court in the future to terminate the master servicing agreement, which would have a negative effect on our cash flow from operations. In the meantime, we have taken steps to reduce our operating expenses, particularly in light of our inability to generate up-front structural advisory fees.

In December 2007, we announced an investment agreement with affiliates of GSCP relating to a strategic equity investment by GSCP. Affiliates of GSCP invested $59.8 million to acquire preferred stock convertible into 5.3 million shares of our common stock at a conversion price of $11.24 per share. In addition, affiliates of GSCP agreed to invest, upon receipt of applicable regulatory approvals and determinations and satisfaction of other conditions, up to $200.7 million to acquire additional shares of preferred stock convertible into up to 13.4 million shares of our common stock at a conversion price of $15.00 per share.

The total investment by affiliates of GSCP, including the initial investment of $59.8 million, is capped by the terms of the investment agreement at an amount equal to 25 percent of our total stockholders’ equity, consistent with regulations of the OTS. As a result of a decrease in our stockholders’ equity since time of the initial investment by affiliates of GSCP, we expect the affiliates of GSCP to be limited to investing up to approximately $150 million in connection with their subsequent equity investment, based on our stockholders’ equity as of March 31, 2008. Further decreases in our stockholders’ equity prior to the closing of the transaction could further limit the amount of the subsequent investment by affiliates of GSCP. Our short-term funding needs depend in large part on the successful closing of the investment.

Affiliates of Goldman, Sachs & Co. committed in December 2007 to offer the Company a $1.0 billion warehouse facility. Subsequently, based on a determination that it would facilitate the receipt of required regulatory approvals and determinations in connection with the equity investment by affiliates of GSCP described above, we advised Goldman, Sachs & Co. that we had determined not to proceed with the warehouse facility, and the commitment of the Goldman, Sachs & Co. affiliates expired. We do not expect to secure alternative means to finance our clients’ loans in the fourth fiscal quarter.

In July 2007, UFSB Private Loan SPV LLC, or UFSB-SPV, entered into a $300.0 million education loan warehouse facility to fund the purchase of education loans from Union Federal. At March 31, 2008, $242.9 million was outstanding.

Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. The conduit lender’s recourse under the indenture is limited to student loans pledged as collateral.

Union Federal had equity capital of $118,737 at March 31, 2008. The OTS has required in the past, and could require in the future, infusions of equity capital from us to Union Federal, which would erode our liquidity position. Union Federal may not pay dividends to FMC without prior approval of the regulatory authorities.

Long-term Funding Requirements

We expect to fund our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm the growth of our business.

Our actual liquidity and capital funding requirements may depend on a number of factors, including:

•	the closing of the sale of preferred stock to affiliates of GSCP, and the size of such equity investment;

•	the extent to which our services, including services that we are developing for non-TERI-guaranteed loan programs, gain market acceptance and remain competitive;

•	the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

•	the amount and timing of receipt of additional structural advisory fees and residuals;

•	our operating and information systems needs, particularly increased operating expenses that are not reimbursable by TERI;

•	regulatory capital requirements applicable to Union Federal;

•	the timing and magnitude of income tax payments;

•	the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders; and

•	the availability of student loans or grants through federal programs.

Treasury Stock

We had treasury stock of $184.0 million at March 31, 2008 and $183.1 million at June 30, 2007. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of March 31, 2008, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by our board of directors.

On April 24, 2007, our board of directors approved the repurchase of up to 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included 3,393,300 shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. As of March 31, 2008, we had repurchased an aggregate of 1,169,100 shares at an average price, excluding commissions, of $36.17 per share, under the repurchase program approved by the board of directors on April 24, 2007. At March 31, 2008, a maximum of 8,830,900 shares may be repurchased under this repurchase program. We did not repurchase any shares of common stock pursuant to this program during the nine months ended March 31, 2008.

Cash, Cash Equivalents and Investments

At March 31, 2008 and June 30, 2007, we had $292.0 million and $234.9 million, respectively, in cash, cash equivalents and investments. The increase in cash, cash equivalents and investments is primarily due to cash generated from our September securitization transactions and cash received from the issuance of Series A non-voting convertible preferred stock, offset by cash used to fund operations and payment of cash dividends.

Cash, cash equivalents and investments at March 31, 2008 and June 30, 2007 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by our subsidiary, Union Federal.

Loans Held for Sale

Our loans held for sale increased to $496.3 million at March 31, 2008 from $37.1 million at June 30, 2007. The increase in loans held for sale is due to an increase in education loans originated by our subsidiary, Union Federal, and the lack of securitization transactions in the second and third quarters of fiscal 2008. Our loans held for sale at March 31, 2008 were comprised of education loans. Our loans held for sale at June 30, 2007 were comprised of education and mortgage loans.

Service Receivables

Our service receivables decreased to $467.2 million at March 31, 2008 from $809.7 million at June 30, 2007, primarily as a result of changes we made to assumptions we use to estimate the value of our residual and additional structural advisory fee receivables. See “—Executive Summary—Application of Critical Accounting Policies And Estimates—Service Revenues and Receivables.”

The following chart illustrates the amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals. The information presented reflects our key valuation assumptions and cash flow estimates from outstanding securitization trusts as of March 31, 2008. See “—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables” for a discussion of our key assumptions, including a significant change to our assumptions regarding TERI’s ability to pay guaranty claims from its general reserves, as well as a sensitivity analysis of hypothetical changes to those assumptions. You are cautioned that the valuation assumptions require our subjective judgment and are susceptible to change. We have made in the past, and will likely need to make in the future, adjustments to our valuation assumptions. The actual cash releases from additional structural advisory fees and residuals that we receive from the trusts, and the actual timing of receipt, could be materially different than reflected in the chart below as a result of variances between the actual performance of the securitization trusts and the assumptions as of March 31, 2008, including assumptions relating to the sufficiency of pledged funds and cumulative default rates of the securitization trusts and TERI’s claims paying ability.

The information above is intended to supplement the financial information prepared and presented in accordance with GAAP appearing elsewhere in this quarterly report. We have provided the cash flow projections in order to assist investors in assessing our liquidity needs and to provide additional information related to our existing additional structural advisory fees and residuals receivables. See “Risk Factors” under Item 1A of Part II of this quarterly report for additional factors you should consider in evaluating the cash flow projections.

Property and Equipment, net

During the first nine months of fiscal 2008, our property and equipment, net increased by $1.7 million, primarily as a result of $15.6 million we incurred on the expansion and improvement of our loan processing facilities and systems, partially offset by $14.5 million of depreciation expense recorded during the period. During the first nine months of fiscal 2008, we financed the acquisition of $7.5 million in equipment through capital leases.

Prepaid Income Taxes

We had no prepaid income taxes at March 31, 2008 as compared to $49.3 million at June 30, 2007. At June 30, 2007, this balance was primarily due to a favorable ruling from the Internal Revenue Service regarding the timing of our recognition of additional structural advisory fees as income for tax purposes. As a result of the ruling, we recognize additional structural advisory fees in financial statement income earlier than they are recognized for income tax purposes.

Other Prepaid Expenses

Our other prepaid expenses decreased to $11.5 million at March 31, 2008 from $26.9 million at June 30, 2007. The decrease in other prepaid expenses was primarily due to a decrease in prepaid marketing expense of approximately $19.5 million offset by an increase in other prepaid expenses, primarily relating to certain client related deferred costs of $5.0 million.

Other Assets

Other assets decreased to $4.5 million at March 31, 2008 from $7.2 million at June 30, 2007 primarily due to a write-off related to marketing expenses which we have determined not to defer in light of capital market conditions and lower receivables relating to collections.

Deposits

Deposits increased to $274.6 million at March 31, 2008 from $53.5 million at June 30, 2007. The increase in deposits was primarily due to an increase in brokered deposits at Union Federal of $174.6 million. Included in deposits at March 31, 2008 was $185.5 million of brokered deposits, primarily brokered certificates of deposits issued to fund the disbursement of education loans. Also included in deposits at March 31, 2008 was $30.8 million in money market deposits.

Education Loan Warehouse Facility

We had $242.9 million in borrowings outstanding at March 31, 2008 under the education loan warehouse facility maintained by Union Federal. We had no amounts outstanding under the facility at June 30, 2007, having entered into it in July 2007. The facility provided interim financing which we used to fund the disbursement of education loans by Union Federal. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. The conduit lender’s recourse under the indenture is limited to student loans pledged as collateral.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased to $32.9 million at March 31, 2008 from $59.0 million at June 30, 2007. Incentive compensation accruals were approximately $20.4 million lower at March 31, 2008 as compared to June 30, 2007 as a result of the decrease in expected incentive compensation for fiscal 2008. Our accounts payable were $10.6 million lower at March 31, 2008 as compared to June 30, 2007 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

We had income taxes payable of $12.1 million at March 31, 2008. We had no income taxes payable at June 30, 2007. The increase in our income taxes payable is primarily due to the accrual of income tax as a result of taxable income earned during the first nine months of fiscal 2008.

Net Deferred Income Tax Liability

Our net deferred income tax liability decreased to $61.8 million at March 31, 2008 from $247.7 million at June 30, 2007. We have a net deferred income tax liability primarily because, under GAAP, we recognize additional structural advisory fees and residuals in financial statement income earlier than they are recognized for income tax purposes. Our net deferred income tax liability decreased primarily as a result of the decrease in additional structural advisory fees and residuals receivables at March 31, 2008 and the recognition of our share of taxable income from the securitization trusts.

Other Liabilities

Other liabilities increased to $15.5 million at March 31, 2008 from $11.5 million at June 30, 2007. Other liabilities primarily includes our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The increase in other liabilities is primarily due to an additional $7.5 million in capital leases, relating to networking and storage equipment, offset by scheduled principal payments made during the first nine months of fiscal 2008 on our note payable to TERI and capital lease obligations.

Contractual Obligations

As of March 31, 2008, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations” in our annual report on Form 10-K for the fiscal year ended June 30, 2007.

Cash Flows

Our net cash used in operating activities increased to $418.3 million for the first nine months of fiscal 2008, compared to cash provided by operating activities of $187.4 million for the first nine months of fiscal 2007. The increase in cash used in operations resulted primarily from our net loss of $178.4 million, as well as an increase of $470.6 million in loans held for sale, the financing of which is categorized under cash flows from financing activities, and an increase of $186.0 million in our deferred income tax benefit, offset in part by a decrease in residuals receivable of $334.3 million and an increase in our current income tax liability of $61.4 million.

Our cash provided by investing activities was $11.2 million for the first nine months of fiscal 2008, compared to $29.8 million used in investing activities for the first nine months of fiscal 2007. Net cash provided by investing activities during the first nine months of fiscal 2008 was primarily a result of net dispositions of investments.

Net cash provided by financing activities increased to $483.5 million during the first nine months of fiscal 2008, compared to net cash used in financing activities of $42.2 million during the first nine months of fiscal 2007. Net cash provided by financing activities increased during the first nine months of fiscal 2008 primarily as a result of an increase in cash provided by deposits, the education loan warehouse facility and the issuance of preferred stock, offset in part by an increase in cash used for dividends.

We expect that our capital expenditure requirements for the final three months of fiscal 2008 will be approximately $5.2 million. We expect to use these funds primarily for reconfiguration of systems for a new product set and initiatives related to business resumption and disaster recovery plans.

Off-Balance Sheet Transactions

We offer outsourcing services in connection with private student loan programs, from program design and marketing coordination through loan administration and, ultimately, to the sale and securitization of the loans. We also structure and facilitate the securitization of student loans for our clients through a series of bankruptcy remote, qualified special purpose trusts.

The principal uses of these trusts are to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents and Investments

We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At March 31, 2008, cash, cash equivalents and investments consisted primarily of investments in seven day variable rate demand notes and money market funds, all of which were due on demand or within one year. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and investments.

Risks Related to Loans Held for Sale and Deposits

We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at March 31, 2008 consisted of $496.2 million in education loans. Our loans held for sale are recorded at lower of cost or market value as a result of their variable interest rates, and are not subject to interest rate sensitivity. Under GAAP, we would be required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we would be required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. At March 31, 2008, our student loans had an average interest rate of approximately 8.99%. All of our education loans and approximately 91% of our mortgage loans have variable interest rates. We held deposits of $274.6 million at March 31, 2008. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At March 31, 2008, our deposits had an average interest rate of approximately 4.1%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 98% of our deposits have fixed interest rates of 6 months or less. We do not believe a change in interest rates would have a material impact on the fair value of our loans held for sale or deposits since the majority of these assets and liabilities carry interest rates that are variable and any loss we may incur would not be material relative to our consolidated financial statements.

Risk Related to Structural Advisory Fees and Residuals

Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third-party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. Increases in our estimates of defaults and TERI’s ability to pay such default claims, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at March 31, 2008 based on changes in these loan performance assumptions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis.”

Item 4—Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In April 2008, six purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. A class has not yet been certified in the above actions.

We intend to vigorously assert our defenses. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter. In addition to re-ordering certain risk factors, we have made material changes to the following risk factors as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2007:

•

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations;

•	A number of factors, some of which are beyond our control, may adversely affect our securitization activities and thereby adversely affect our results of operations;

•

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements;

•	The timing of our securitization activities and size and structure of our securitization transactions will greatly affect our quarterly financial results;

•	Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate;

•

The TERI Reorganization has had, and will likely continue to have a negative effect on our client relationships, which will adversely affect our revenue and results of operations (formerly captioned, If our relationships with key clients terminate, our revenue and results of operations would be adversely affected);

•	If our relationship with TERI terminates, our business could be adversely affected;

•

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our residual interests in securitization trusts (formerly captioned, Our business could be adversely affected if TERI’s ratings were downgraded or if TERI were placed on negative watch by a rating agency);

•	If our clients do not actively or successfully market and originate student loans, our business will be adversely affected;

•	The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs;

•	If competitors acquire or develop a student loan database or advanced loan information processing systems, our business could be adversely affected;

•

We have expanded rapidly in recent years, and we are now streamlining our operations; if we fail to manage effectively our cost reductions, our business could be disrupted and financial results could be adversely affected (formerly captioned, We have expanded our operations rapidly in recent years; if we fail to manage effectively our growth, our financial results could be adversely affected);

•

We may become subject to state registration or licensing requirements in jurisdictions where we are not currently registered or licensed. If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result;

•

The regulatory exemption that allows us to conduct our business without registration or licensing may become unavailable as a result of the TERI Reorganization (formerly captioned, If the regulatory exemption or rulings that allow us to conduct our business without registration or licensing are modified or revoked, or the statutory and regulatory requirements change in the future, our compliance costs could increase substantially);

•	We could also become subject to registration or licensing and other regulatory requirements in Massachusetts and other states by expanding the scope or extent of our services;

•	The price of our common stock may be volatile; and

•	We are subject to regulation as a savings and loan holding company, and Union Federal Savings Bank is regulated extensively.

In addition, we added the following risk factors since the filing of our annual report on Form 10-K for the fiscal year ended June 30, 2007:

•	We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive;

•	Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables;

•	If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy.

•

Disruption in vendor payments resulting from TERI’s reorganization under federal bankruptcy laws could adversely affect collections with regard to delinquent loans and recoveries with regard to defaulted loans.

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with past securitizations, we have received compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. Revenue from new securitizations constituted 78% of our total revenue for fiscal 2007 and 74% of our total revenue for fiscal 2006. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue. We did not complete a securitization during the second or third quarters of fiscal 2008, which contributed to our net loss for each quarter, and we do not expect to complete a securitization in the fourth quarter of this fiscal year. Our securitization volumes will materially decrease in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. We also expect investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. The inability to access the securitization market, together with the TERI Reorganization, has strained our relationships, reduced our facilitated loan volume and created uncertainty about our business prospects. If we continue to be unable to access the ABS market, our revenues will decline and we will continue to generate net losses, which will further erode our liquidity position. In addition, we will need to change our business model in order to overcome the challenges we are facing.

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

Our near-term financial performance and future growth depend in large part on our ability to structure securitizations. Several factors may affect both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

•	our inability to structure new products or services to meet new demands of clients and borrowers;

•

continuing degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of asset-backed securities, or result in rating agencies materially adversely modifying their assumptions with respect to the securitization trusts;

•

prolonged disruption or volatility in the capital markets generally and/or in the private student loan asset-backed securities sector specifically, which could continue to restrict or delay our access to the capital markets;

•

developments in connection with the TERI Reorganization under federal bankruptcy laws, including a prolonged stay not permitting payment by TERI of guaranty claims or costs incurred by collections agencies, any further downgrading or withdrawal of ratings assigned to TERI or to securities previously issued in securitizations that we structured, or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

•	unwillingness of financial guarantee providers to offer credit insurance in the securitizations that we structure or in student loan-backed securitizations generally;

•	unwillingness of investors to ascribe value to the TERI-guarantee or financial guarantees offered by other third parties;

•	the adequacy of the segregated reserves pledged to each securitization trust as collateral for TERI’s guaranty obligations with respect to the loans held by the trust;

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

We have actually experienced, or are at particular risk of experiencing in the near term, the first six factors listed above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Trends, Uncertainties and Outlook.”

A portion of the securities issued since 1998 in securitization transactions that we structured were sold to asset-backed commercial paper conduits. If these or similar asset-backed conduits cease to purchase securities in the securitizations that we structure, we may experience a delay in the timing of our securitizations as we seek to find alternate channels of distribution.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients’ private student loan programs. We were unable to complete a securitization transaction during the second or third fiscal quarters of 2008, and we do not expect to complete a securitization in the remainder of the current fiscal year. In addition, we have been unsuccessful in obtaining alternatives to securitization to finance our clients’ loans. Other sources of funding have not been available to us on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has affected the pricing and terms and conditions of alternative funding mechanisms that we have pursued. Our facilitated loan volume available for securitization has grown since the securitization transactions we completed in the first fiscal quarter of 2008. At March 31, 2008, the principal balance of loans facilitated and available to us for securitization was $3.1 billion.

Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client’s loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If we fail to facilitate a purchase in breach of our obligations, our damages would be limited under the terms of certain of our purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision. Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no “market disruption event” has occurred. The TERI Reorganization constitutes a “market disruption event” under certain of these purchase agreements, suspending our contractual obligation to close a securitization with respect to approximately $1.5 billion of our facilitated loan volume available for securitization as of March 31, 2008, excluding approximately $485 million of loan volume originated by Union Federal. In the absence of a market disruption event, the liquidated damages that would be applicable to this facilitated loan volume were estimated to be approximately $12.6 million, excluding loan volume originated by Union Federal and certain loan volume originated by RBS that we are no longer obligated to purchase as a result of termination of certain purchase agreements between RBS and us. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur until the market disruption event ceases.

Our purchase agreements applicable to approximately $1.2 billion of the facilitated loan volume available for securitization as of March 31, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. If we do not honor our contractual obligations, our value proposition to clients and prospective clients would be compromised, our relationships with current clients could terminate and our prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

We receive structural advisory fees for our services in connection with securitization transactions. We have received an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We are entitled to receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under GAAP we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates, cost of funding auction rate notes, and the expected credit losses from the underlying securitized loan portfolio, net of recoveries and taking into consideration TERI’s ability to pay guaranty claims. During the second quarter of fiscal 2008, we changed our key accounting assumptions which resulted in a $178 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the third quarter of fiscal 2008, we further changed our key accounting assumptions, including our assumptions with regard to TERI’s ability to pay guaranty claims from its general reserves, which resulted in a $315.3 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. In general, our adjustments during the second and third quarters of fiscal 2008 were necessary because securitization trusts had performed below our range of expectations, including with regard to prepayments, delinquencies and defaults, TERI’s claims paying ability is less certain as a result of its reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts is now projected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see “Management’s Discussion and Analysis of Financial Condition

and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates.” We also made adjustments to certain key assumptions during the third quarter of fiscal 2007. If the actual performance of some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

While we have no further obligation to support the obligations within the bankruptcy-remote securitization trusts, our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders. As a result of the TERI Reorganization, we expect as of March 31, 2008 to receive additional structural advisory fees and residuals beginning five to seventeen years after the date of a particular securitization transaction. At December 31, 2007 we expected to receive such cash flows beginning five to seven years after the date of a particular securitization.

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables.

Five private label loan trusts have issued auction rate notes to finance, in whole or in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust in determining the value of our service receivables.

Historically, the spread over LIBOR that we used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual auction rates would persist, resulting in a greater spread over LIBOR, for a longer period of time than we had previously estimated. Our assumption with regard to future auction rates, like our other key valuation assumptions, requires our subjective judgment and is susceptible to change.

The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one month LIBOR plus a margin), a fixed interest rate and the maximum legally permissible rate. The margin applicable to the floating interest rate is dependent upon the then current ratings of the notes subject to an auction. If the notes are downgraded, the applicable margin, and the maximum floating rate, would increase. If the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the “excess” interest would accrue as “carryover interest.” A noteholder’s right to receive carryover interest is superior to our residual interest in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest.

Broker-dealers may submit orders in auctions for their own account. As a result of such bidding, a broker-dealer may prevent a failed auction, or the interest rate resulting from an auction may be lower than the rate that would have prevailed had the broker-dealer not bid. A failed auction occurs when an existing owner does not have its notes purchased through the auction procedures because the amount of notes submitted for sale exceeds the amount of purchase orders. Broker dealers, some of which have served as underwriters of the securitizations that we have facilitated, have bid, and may continue to bid, in auctions relating to our trusts’ auction rate notes. These bids in the past have both prevented failed auctions and supported interest rates determined at auction. Broker-dealers have no obligation to submit orders in auctions, and to the extent broker-dealers do not submit such bids in the future, the interest rates on our trusts’ auction rate notes could be higher than they have been historically, including higher than the maximum rate, which would result in carryover interest, and there could be failed auctions for such notes.

During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody’s and AA- by S&P, or 2.50%, in the case of auction rate notes that are rated at least A3 by Moody’s and A- by S&P, based on the ratings assigned to the auction rate notes as of the date of this report. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes will continue to bear interest at the current spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables”, and in the securitization trust cash flow projections included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables.”

Auctions have historically provided a liquid market for our trusts’ outstanding auction rate notes. Illiquidity as a result of failed auctions could result in higher interest rates determined by future auctions, derogatory rating agency action, including ratings downgrades, and impairment charges by the holders of the outstanding auction rate notes, each of which could materially adversely affect future demand for auction rate notes that we facilitate and limit a financing structure that we have used as recently as the first quarter of fiscal 2008.

The timing of our securitization activities and size and structure of our securitization transactions will greatly affect our quarterly financial results.

The variability of our quarterly revenue, operating results and profitability will increase on a quarterly basis as a result of current conditions in the ABS market, and lower levels of facilitated loan volumes, which will decrease the amount of processing fees from TERI that we earn. In fiscal 2007, we recognized 35%, 22%, 20% and 23% of our total revenue in the respective fiscal quarters of fiscal 2007. We facilitated one securitization in the first, second and third quarters, and two securitizations in the fourth quarter of fiscal 2007. Our quarterly revenue varied primarily because of the size of the securitizations that we structured. We facilitated two securitizations in the first fiscal quarter of 2008, but no securitizations in the second or third fiscal quarters. Recent disruptions and volatility in the ABS market has affected our ability to structure securitizations and will affect the timing, size, structure and profitability of future capital markets transactions. We do not expect to complete a securitization in the fourth quarter of fiscal 2008, and our securitization volumes will materially decrease in fiscal 2008 compared to fiscal 2007. We expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. In the near-term, we also expect no investor demand for subordinate tranches of asset-backed securities in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. Our processing fees, and the timing, size and structure of any future securitization activities, may also be affected by the seasonality of student loan applications and loan originations, which could be materially adversely affected by the termination or suspension of our clients’ loan programs as a result of the TERI Reorganization or our continued inability to access the securitization market, tighter loan underwriting criteria implemented by our clients or reduced marketing activities by our clients. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2007, we processed 39% of our total loan facilitation volume in the first quarter ended September 2006, and 18%, 24% and 19% of our total loan facilitation volume in the respective successive quarters.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. In particular, the Financial Accounting Standards Board has embarked upon a project to amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities that would potentially remove the concept of the QSPE from such statement and thereby eliminate gain on sale accounting as currently utilized by us. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46, Consolidation of Variable Interest Entities. The FASB is expected to issue an exposure draft on this topic and the ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected. Our near-term financial results could also be adversely affected if we were to conduct future securitization transactions, or alternative funding transactions, as “on balance sheet” financing transactions.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy.

We may require additional funds for our programs, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through student loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. On December 21, 2007, we announced an investment agreement with affiliates of GSCP relating to a strategic equity investment by GSCP. Affiliates of GSCP initially invested $59.8 million to acquire preferred stock and agreed to invest subsequently, upon receipt of applicable regulatory approvals and determinations and satisfaction of other conditions, up to $200.7 million to acquire additional shares of our preferred stock. The total investment by affiliates of GSCP, including their initial investment of $59.8 million, is capped by the terms of the investment agreement at an amount equal to 25% of our total stockholders’ equity, consistent with regulations of the OTS. As a result of a decrease in our stockholders’ equity since time of the initial investment by affiliates of GSCP, we expect affiliates of GSCP to be limited to investing up to approximately $150 million in connection with their subsequent equity investment, based on our stockholders’ equity as of March 31, 2008. Further decreases in our stockholders’ equity prior to the closing of the transaction could further limit the amount of the subsequent investment by affiliates of GSCP. There can be no assurance that we will receive the required regulatory approvals and determinations or satisfy the other conditions to the closing of the subsequent investment by affiliates of GSCP. Our liquidity and capital funding requirements depend in large part on the successful closing, and size, of the subsequent investment by affiliates of GSCP. Insufficient funds could require us to delay, scale back or eliminate certain of our programs and to further scale back our expenses.

The TERI Reorganization has had, and will likely continue to have a negative effect on our client relationships, which will adversely affect our revenue and results of operations.

We have historically structured and supported private student loan programs for commercial banks, including JPMorgan Chase and Bank of America. Structural advisory fees and residuals from securitization of JPMorgan Chase loans represented approximately 29% of our total revenue for fiscal 2007 and approximately 26% of our total revenue for fiscal 2006. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 15% of total revenue for fiscal 2007 and approximately 16% of total revenue for fiscal 2006. We also structure and support private student loan programs for companies such as NextStudent Inc. that assist lenders such as RBS in marketing their programs to customers. Structural advisory fees and residuals from securitization of RBS loans, including loans funded by RBS but marketed by third parties on behalf of RBS, represented approximately 24% of total revenue for fiscal 2007. Loans originated by JPMorgan Chase, Bank of America and RBS represented approximately 27%, 17% and 25%, respectively, of our total principal amount of loans facilitated and available for securitization for the nine months ended March 31, 2008.

Certain of our client agreements provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. On April 17, 2008, we received notice that Bank of America elected to terminate its agreements with us due to the TERI Reorganization. During the week of April 21, 2008, we received notice that RBS also elected to terminate certain agreements with our clients and us. As a result of the terminations, neither RBS nor we have any further obligations to sell or purchase certain RBS program loans, and the affected program marketers are required to cease all marketing activities with regard to their RBS programs. In total, loans subject to the terminated note purchase agreements or attributable to the terminated RBS programs represented approximately 9% of our loans available for securitization for the nine months ended March 31, 2008.

Certain of our clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans. For example, JPMorgan Chase has taken such steps with regard to its loan program. Union Federal, which also funds the Astrive Loan Program, has taken steps to minimize the volume of private student loans that it funds. These actions, together with the tightening of our clients’ loan underwriting criteria, will result in a significant reduction in our facilitated loan volumes during the fourth quarter of fiscal 2008. In addition, we expect that the guaranty agreements or loan origination agreements that a significant number of clients have with TERI, including JPMorgan Chase and RBS, will be terminated in the context of the TERI Reorganization. Termination of the client’s guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client.

The termination of our agreements with Bank of America and RBS will, and the termination of guaranty agreements or loan origination agreements between TERI and JPMorgan Chase, RBS or our other clients would further, materially reduce the overall volume of loans we facilitate, which will be difficult to replace. Our revenue, business and financial results will suffer as a result.

If our relationship with TERI terminates, our business could be adversely affected.

TERI is the exclusive third-party provider of borrower default guarantees for our clients’ private label loans. In addition, we have entered into an agreement to provide various loan origination services for TERI. We also have entered into an agreement to receive from TERI updated information about the performance of the student loans it has guaranteed, to allow us to supplement our database. Each of these agreements with TERI had an initial term through June 2006. In October 2004, we exercised our option to renew each agreement for an additional five-year term, through June 2011. As a result of the TERI Reorganization, TERI may have the right to petition the Bankruptcy Court to terminate the master servicing agreement and the master loan guaranty agreement, provided that any such termination would require the approval of the Bankruptcy Court. Until such time as the agreements are terminated in the context of the TERI Reorganization, however, each of TERI and we are obligated to continue to perform under the agreements, on their existing terms, except as limited by the Bankruptcy Code and Bankruptcy Court orders. If our agreements with TERI terminate for any reason, or if TERI fails to comply with its obligations to us or our lender clients, our business would be adversely affected and the value of our intangible assets could be impaired for the following reasons:

•

we may not be able to offer our clients guarantee services from another guarantor and, accordingly, our access to loans and our opportunities to structure securitization transactions may diminish significantly;

•

we may not be able to offer our clients loan origination services because we lack, as of May 12, 2008, regulatory approvals that may be required for us to provide loan origination services directly, rather than as a subcontractor of TERI;

•	we would lose our right to cost reimbursement from TERI in providing our services pursuant to our master servicing agreement;

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

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our residual interests in securitization trusts.

In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders for unpaid principal and interest on defaulted loans. TERI is the exclusive provider of borrower default guarantees for our clients’ private label loans. We expect the TERI Reorganization to adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. In particular, we expect investors to ascribe little or no value to the TERI-guarantee beyond a trust’s pledge fund. As a result, in structuring future securitizations of TERI-guaranteed loans, we will likely be required to reduce our up-front structural advisory fee in order to increase the level of reserves available to the trust. Our up-front structural advisory fee yields would decline as a result. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of TERI-guaranteed loans, the cost of which would also result in lower revenues. To the extent the pledged fund or other reserves available to a particular securitization trust were exhausted, that trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. If TERI’s general reserves are insufficient to satisfy the guaranty claims, loan defaults would have a further adverse affect on the amount or timing of residual cash flows that we would otherwise expect to receive from the trust. On April 10, 2008 and May 2, 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from segregated reserve accounts until further order by the Bankruptcy Court. The interim orders and the stay of claims imposed under the TERI Reorganization prevent TERI from paying guaranty claims from the securitization trusts’ pledged accounts with respect to TERI-guaranteed loans that have previously been securitized. The failure by TERI to resume paying guaranty claims from the trusts’ pledged accounts, or additional delay, would affect the amount of funds available for distribution to the holders of interests in those trusts, including us. Such a failure or delay would further harm our ability to structure securitizations of TERI-guaranteed loans in the future.

The outsourcing services market for education lending is highly competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

We offer our clients and prospective clients, national and regional financial institutions and educational institutions, and education loan marketers, in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than us to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients or former clients if they choose, or acquire the ability, to provide directly the services that we provide, or formerly provided, to them. In addition, we may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of three principal competitors, Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae’s program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae’s private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. Sallie Mae has announced that it intends to focus increasingly on originating private student loans both through the school channel and the direct to consumer channel. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

If our clients do not actively or successfully market and originate student loans, our business will be adversely affected.

We rely on our clients to market and originate education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. Certain of our clients have terminated their marketing coordination agreements with us, and additional clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans.

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

Disruption in vendor payments resulting from TERI’s reorganization under federal bankruptcy laws could adversely affect collections with regard to delinquent loans and recoveries with regard to defaulted loans.

The TERI Reorganization creates uncertainty regarding TERI’s continued performance of its collections functions with regard to delinquent loans owned by securitization trusts and defaulted loans that are purchased by TERI from securitization trusts upon default. Currently TERI contracts with 10 third-party collection agencies to provide pre-default collections services and eight third-party agencies to recover funds on defaulted loans. First Marblehead Education Resources, or FMER, manages these relationships under the master servicing agreement with TERI but the costs of these agencies are the responsibility of TERI. TERI has not fully paid these agencies for services provided prior to TERI’s filing for reorganization, which could result in a delay or disruption of important default prevention or default recovery services. Such a delay or disruption could adversely affect the trusts’ cash flows and delinquency and default rates, which could impair the value of our service receivables. In addition, if the master servicing agreement is terminated in the context of the TERI Reorganization, we will have no oversight of TERI’s management of these services. If TERI’s guaranty obligations are discharged or materially limited in an approved plan of reorganization, TERI’s incentive to continue default delinquency collection with respect to loans owned by securitization trusts may be limited.

Our business could be adversely affected if PHEAA fails to provide adequate or timely services or if our relationship with PHEAA terminates.

As of March 31, 2008, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trust student loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI’s servicing guidelines in servicing trust student loans, TERI would not be obligated to make guaranty payments on the loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans, which could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another TERI-approved loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The Deficit Reduction Act of 2005 increased amounts that first and second year college students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 10% during the first nine months of fiscal 2008, 11% during fiscal 2007 and 15% during fiscal 2006 of our total loan facilitation volume. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent federal legislation has sought to expand federal grant and loan assistance, which could weaken the demand for private student loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal loans, which could result in increased competition in the market for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business. Bills recently passed by the U.S. Senate and the House of Representative, intended to inject liquidity into the student loan asset-backed securitization market, would enable the Department of Education to buy only federally guaranteed student loans, not private student loans. On May 7, 2008, the President singed into law the “Ensuring Continued Access to Student Loans Act of 2008,” which contains provisions which might adversely impact the demand for private educational loans and outsourcing services provided by us, availability and flow of funds for private educational loans, and our liquidity position. Among other things, the Act:

•

permits a parent borrower under the federal PLUS Loan program to defer repayment of the PLUS loan until six months after the student ceases to carry at least one-half the normal full-time academic workload;

•

extends eligibility for a parent PLUS loan to an applicant who, during the period beginning January 1, 2007 and ending December 31, 2009, has not been delinquent for more than 180 days on mortgage loan payments or medical bill payments nor more than 89 days delinquent on the repayment of any other debt, in any case, during such period; and

•	increases the loan limits for unsubsidized Stafford loans for undergraduate students.

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

We own a proprietary database of historical information on private student loan performance that we use to help us establish the pricing provisions of new loan programs on behalf of lenders, determine the terms of securitization transactions and establish the fair value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our student loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the student loan market originate or service loans, they compile over time information for their own student loan performance database. If a third party creates or acquires a student loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. If our master servicing agreement with TERI is terminated, we could lose access to continuing updates to the database of TERI-guaranteed loan performance data.

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

We have expanded rapidly in recent years, and we are now streamlining our operations; if we fail to manage effectively our cost reductions, our business could be disrupted and financial results could be adversely affected.

From our inception to March 31, 2008, our assets grew to $1.3 billion. On May 5, 2008, we announced that we had reduced headcount by approximately 500 employees. In February 2008, we reduced headcount by 120 employees. Our cost reduction measures will place a strain on our management, systems and resources at a critical point in our business and industry. We must develop alternatives to the loan guaranty and origination services that TERI has historically provided to our clients, and we must refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business.

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

We are dependent upon the retention of certain key employees and the loss of any such employees could adversely affect our business. If we are unable to manage our cost reductions, or if we lose key employees as a result, our operations and our financial results could be adversely affected.

We may become subject to state registration or licensing requirements in jurisdictions where we are not currently registered or licensed. If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result.

Based on the advice of our regulatory counsel and, in some states, additional local counsel opinions and informal advice from state regulators, we have been operating on the basis that no registrations or licenses are required of us under laws applicable to loan brokers, small lenders and loan arrangers, and other similar laws. We will continue to review state registration and licensing requirements that may become applicable to us in the future, in view of the expansion of the scope of the services we provide, our plans for future activities and changes in state legislation and regulatory interpretation. As a result of this continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. We are currently consulting local counsel in two states regarding possible licensing requirements, in one case with respect to new legislation and in the second regarding an apparent change in regulatory interpretation. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which registration or licensing is required, we will proceed with registration or licensing in the affected state. If any state asserts jurisdiction over our business, we will consider whether to challenge the assertion or proceed with registration or licensing in the affected state. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

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

Our wholly owned subsidiary, Union Federal, may conduct business without regard to such state licensing laws and requirements, because it is chartered by the OTS. Certain of our advertising and marketing coordination employees who focus on our proprietary brand loans have become employees of Union Federal, and will support those brands. To the extent that our engagement in marketing related activities becomes part of the business of Union Federal, the likelihood of assertion of state regulatory requirements affecting loan brokers, small lenders and credits services organizations will be reduced.

The regulatory exemption that allows us to conduct our business without registration or licensing may become unavailable as a result of the TERI Reorganization.

In 2001, the Massachusetts Division of Banks ruled that our business with TERI is not subject to licensing because, as a provider of loan origination outsourcing services, we do not conduct a lending business with consumers in our own name and our processing centers are not generally open to the public. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The TERI-guaranteed loans that we facilitate include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We could therefore become subject to the Small Loan Act with respect to these loans if the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination, or if our relationship with TERI terminates.

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

If we expand our services in the future to include, among others, loan guarantees, direct provision of loan origination services or direct solicitation of consumers, any current or future exemption from the Massachusetts Small Loan Act could be invalidated, and consequently, we may need to obtain a license from the Massachusetts Division of Banks or secure an alternative exemption. In addition, we may become subject to the laws and regulations of other states governing such expanded services. We may also become subject to state regulatory requirements if the extent of the activities that we conduct in a particular state expands. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business.

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

The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into school channel and direct-to-consumer marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. We are not aware of any judgments or consent decrees entered into by any of our lender or marketer clients with respect to any of the loan products we coordinate. However, state and federal regulatory authorities have sought information from some of our clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations. On August 31, 2007, we announced that, as part of the New York Attorney General’s ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the student loan industry.

The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, legislation recently passed in the United States Senate and the U.S. House of Representatives would impose significant additional disclosure and processing burdens on our loan origination operations. Other proposals, which have not yet passed in either house of Congress, would reduce protection of the loans we securitize in bankruptcy proceedings.

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

•

difficulties we may encounter in structuring securitizations, including delays or alternative financings as a result of continued disruptions in the student loan asset backed securities market or demand for securities offered by trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•

any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees and residuals receivables;

•	changes in the key assumptions we use to estimate the fair value of our additional structural advisory fees and residuals receivables, including discount, default and prepayment rates;

•	announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	the closing of our sale of preferred stock to affiliates of GSCP;

•	price and volume fluctuations in the overall stock market and volatility in the asset-backed securities market, from time to time;

•	significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	general economic conditions and trends;

•	negative publicity about the student loan market generally or us specifically;

•	legislative initiatives effecting federal or private student loans;

•	major catastrophic events;

•	loss of a significant client or clients;

•	purchases or sales of large blocks of our stock; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the recent volatility of our stock price, we have become the target of securities litigation. In April 2008, six purported class actions were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. A class has not yet been certified in the actions.

We intend to vigorously assert our defenses. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. We expect that this securities litigation, as well as any future litigation, could result in substantial costs and divert management’s attention and resources from our business.

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

In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements. As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private student loans originated by Union Federal since September 2007. The OTS could require addition infusions of regulatory capital in the future, which would erode our liquidity position. In addition, we are uncertain whether Union Federal will be permitted to participate in any private loan program currently under development due to its lack of balance sheet capacity.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Registered Securities

In our initial public offering, or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received in aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through March 31, 2008, we have not spent any of the net proceeds from the IPO, which have been invested in cash, cash equivalents and investments. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

(c) Issuer Purchases of Equity Securities

On April 25, 2007, we announced a repurchase program of up to 10,000,000 shares of our common stock. We did not repurchase any shares of common stock pursuant to this program during the nine months ended March 31, 2008.

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

THE FIRST MARBLEHEAD CORPORATION

Date: May 12, 2008	By:	/s/ JACK L. KOPNISKY
Jack L. Kopnisky
Chief Executive Officer, President and Chief Operating Officer (Duly authorized officer)

Date: May 12, 2008	By:	/s/ JOHN A. HUPALO
John A. Hupalo
Senior Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1#	Letter agreement dated March 2, 2008, between the registrant and Andrew J. Hawley

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Trust static pool data as of March 31, 2008

99.2	Supplemental presentation dated May 8, 2008

#	This exhibit is a management contract or compensatory plan