Form 10-K
period 2008-06-30
FIRST MARBLEHEAD CORP
filed 2008-08-29
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2008
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $1,006,053,875 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2007. For the purposes of the immediately preceding sentence, the term "affiliate" refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2007.

          Number of shares of the registrant's common stock outstanding as of August 15, 2008: 98,943,063.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2008. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under "Executive Officers" and "Code of Ethics" in Part I of this report) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2008

        FIRST MARBLEHEAD, ASTRIVE, LAUREL COLLEGIATE LOANS, MONTICELLO STUDENT LOANS and ASTRIVE ADVANTAGE are either registered trademarks or trademarks of The First Marblehead Corporation. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

        All share and per share information in this annual report gives effect to a three-for-two stock split of our common stock which was effected in the form of a stock dividend in December 2006.

        This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, future financial position, future revenues and funding transactions, projected costs, market position, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors, which may cause actual results, levels of activity, performance or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include our "critical accounting estimates" described in Item 7 of Part II of this annual report, and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part I of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to August 28, 2008.

PART I

Item 1.    Business

        We use the terms "First Marblehead," "we," "us" and "our" in this annual report to refer to the business of The First Marblehead Corporation and its subsidiaries.

Overview

        The First Marblehead Corporation provides outsourcing services for private education lending in the United States. We help meet the growing demand for private education loans by offering services to national and regional financial institutions and educational institutions for designing and implementing student loan programs. In addition, our subsidiary, Union Federal Savings Bank, which we refer to as Union Federal, is a federally chartered thrift that has offered private student loans directly to consumers and currently offers residential retail mortgages, retail savings products, time deposit products and demand deposit accounts. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision, which we refer to as the OTS. Our proprietary loan programs are Astrive Student Loans, Monticello Student Loans and Laurel Collegiate Loans.

        Our business is focused on private loan programs primarily for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs. Private education loans are not guaranteed by the U.S. government and are funded by private sector lenders. They are intended to be used by borrowers who have first utilized other sources of education funding, including federally guaranteed loan programs, grants and other aid.

        We enable our clients to offer student and parent borrowers competitive loan products, while managing the complexities and risks of these products. We offer a continuum of services, from the initial phases of program design through application processing and support to the ultimate disposition of the loans through securitization transactions that we would structure and administer. In addition to offering a fully integrated suite of services, we have begun to offer stand-alone loan origination services, marketing services and portfolio management services on a fee-for-service basis. We have developed loan processing and support systems that are designed to accommodate new clients, additional loan products and potential increases in loan volume. We also own a proprietary database of more than 20 years of historical information on private student loan performance, which helps us to facilitate the structuring and pricing of loan programs and to supervise the servicing and default management processes for the securitized loans. In addition, we believe that our proprietary database increases the efficiency of the securitizations of our clients' loans by enabling us to provide to participants in the securitization process historical payment, default and recovery data on which to base estimates as to credit losses and reserves.

        Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs. We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and persist as of August 28, 2008. In addition, The Education Resources Institute, Inc., or TERI, voluntarily filed on April 7, 2008 a petition for relief under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court. We refer to the proceeding as the TERI Reorganization. The TERI Reorganization, together with our inability to access the securitization market, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. We have refined our business model in an attempt to overcome the challenges currently facing us; however, our near-term financial performance and future growth depend in large part on our ability to structure securitizations and our ability to transition to a fee-based model.

        The following table presents certain financial and operating information for the fiscal years ended June 30, 2008, 2007 and 2006. For additional information about our financial performance for each of the last three fiscal years, including our total assets, we refer you to the audited consolidated financial statements and accompanying notes attached as Appendix A to this annual report.

	Fiscal year ended June 30,
	2008	2007	2006
	(dollars in thousands)
Total revenues	$(28,409)	$880,704	$569,035
Net income (loss)	$(235,076)	$371,331	$235,960
Approximate number of student loan applications processed	1,696,000	1,325,000	938,000
Approximate number of schools with loans facilitated	5,600	5,800	5,600
Principal amount of student loans facilitated	$5,004,000	$4,292,528	$3,362,565
Principal amount of student loans facilitated that were also available to us for securitization	$4,520,034	$3,873,048	$2,920,048
Principal and accrued interest balance of student loans securitized	$2,027,079	$3,750,043	$2,762,368
Principal balance of student loans facilitated and available to us at year end for later securitization	$3,399,483 (1)	$831,912	$663,800

(1)
Includes $1.125 billion principal amount of loans with respect to which our purchase rights terminated subsequent to June 30, 2008 in the context of the TERI Reorganization.

        In February 2008, we announced a reduction in our overall cost structure on an annualized basis by approximately 15 to 20 percent, which included a reduction in force of 120 employees. As a result of the expected reduction in facilitated loan volumes, we took significant further steps to reduce our expense structure. In May 2008, we reduced headcount by approximately 500 additional employees, which coupled with other cost-saving initiatives, is expected to result in further cost-savings on an annualized basis of approximately $200 million.

        We have recently developed alternatives to the loan guaranty and loan origination services that TERI has historically provided to our clients. We have developed a private label loan program that would not require a guaranty from a third party, and we have begun to offer outsourced loan origination services, marketing services and portfolio management services on a fee-for-service, stand-alone basis. These initiatives will be critical in order to grow our revenues and client base in the future. Compared to past TERI-guaranteed loan programs, the new private label loan program has been designed to have more selective underwriting criteria, higher borrower pricing and a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. We are uncertain of the level of interest from former, current or prospective clients with regard to the new program or the offered services. Union Federal is not, as of August 28, 2008, able to meaningfully fund loan origination in the private label loan program due to its current lack of funding capacity.

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

        Set forth below is a chart outlining the series of processes in the private student loan lifecycle:

Program Design and Marketing

        Lenders and educational institutions face an array of choices in attempting to satisfy their strategic and financial goals, as well as the needs of student borrowers. If an institution decides to initiate a loan program, it typically needs to make significant investments in staffing and infrastructure in order to support the program. In designing loan programs, the factors that these organizations generally consider include:

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

  •
  amount of fees charged to the borrower, including origination, guaranty and late fees;

  •
  repayment terms, including maximum repayment term, minimum monthly payment amounts, rate reduction incentive programs, and deferment and forbearance options;

  •
  appropriate loss reserve levels to ensure repayment of defaulted principal and interest payments;

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

Borrower Inquiry and Application

        Prospective and current students and their families confront a complicated process in applying for financial aid. Because private student loans are often used to bridge the gap between the cost of attending an educational institution and available funds, including family resources and federal and state loans and grants, many borrowers must navigate multiple application processes. In order to respond to questions about these processes from student borrowers, lenders and educational institutions must invest in an appropriate infrastructure, including a staff of customer service personnel who have a thorough understanding of both the terms and advantages and disadvantages of their private loan program, federal financial aid options and the financial aid process as a whole. In addition to a customer service function, these institutions must respond to requests for loan materials and loan applications.

Loan Origination and Disbursement

        Once a loan provider has received a loan application and determined that it is complete, it must then evaluate the information provided by the applicant against the eligibility and creditworthiness criteria of the private loan program. This underwriting process, which is subject to a variety of state and federal regulations, typically involves communication with credit bureaus in order to generate a credit score for the applicant and either an approval or denial of the loan.

        If the applicant satisfies the private loan program criteria, the loan provider then prepares a legal instrument, known as a credit agreement, reflecting the terms and conditions under which the loan will be made. If the borrower signs and returns the credit agreement, the loan provider either (a) contacts the school to confirm the student's enrollment status and financial need and then disburses funds either to the borrower or, more commonly, directly to the school, or (b) receives evidence of the borrower's enrollment directly from the student, and disburses funds to the borrower.

Loan Securitization

        Although some lenders originate loans and then hold them for the life of the loan, other lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans can be purchased by other financial institutions, which may add them to an existing portfolio, or by entities that serve to warehouse the loans for some period of time, pending eventual securitization. Securitization historically provided several benefits to lenders and developed into a diverse, flexible funding mechanism, well-suited to the financing of student loan pools. Securitization historically enabled lenders to sell potentially otherwise illiquid assets in both the public and private securities markets, and helped lenders manage concentration risk and meet applicable regulatory capital adequacy requirements. The conditions of the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, deteriorated during the second fiscal quarter of 2008. That deterioration accelerated during the third quarter of fiscal 2008 and persists as of August 28, 2008. As a result, the new issuance volume of student loan-backed securities totaled approximately $23.6 billion for the six months ended June 30, 2008. Of that total, approximately $23.5 billion were backed by federally guaranteed student loans and only $0.1 billion were backed by private student loans. According to industry sources, the new issuance volume of student loan-backed securities totaled approximately $67 billion in calendar 2007, $86 billion in calendar 2006 and $74 billion in calendar 2005. These balances include both federally guaranteed and private student loans.

        In a student loan securitization, loans are typically purchased, pooled and deposited in a special purpose, bankruptcy remote entity. The special purpose entity issues and sells to investors securities collateralized by the student loans. Following the sale of these ABS, a trustee, or a servicer on behalf of a trustee, collects the payments of principal and interest generated by the underlying loans and makes disbursements to the asset-backed investors and service providers according to the terms of the documents governing the transaction.

        Securitization has historically enabled the reallocation or transfer of risk through the use of derivative products such as interest rate swaps or caps, a senior-subordinated liability securities structure, financial guaranty insurance for the securities issued, loan guaranties from third party debt guarantors, the tiering of securities maturities and the issuance of several different types of securities matching projected pool repayment characteristics. Although this flexibility added to the complexity of the funding process, it also enabled the securitizer to reduce the cost of financing, thereby improving the economics of the loan program and/or improving loan terms by passing incremental savings back to the borrower. In market conditions as they exist on the date of this annual report, many of these structural elements may not be available to an issuer.

        Securitizations require a high level of specialized knowledge and experience regarding both the capital markets generally, and the repayment characteristics and defaults on the part of student borrowers specifically. The process of issuing ABS requires compliance with state and federal securities laws, as well as coordination among originating lenders, securities rating agencies, attorneys, securities dealers, loan guarantors, structural advisors, trust management providers and auditors.

Loan Servicing and Portfolio Management

        While student loans are outstanding, lenders or special purpose entities must provide administrative services relating to the loans, even if their terms permit borrowers to defer payments of principal and interest while enrolled in school. These administrative services include processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. Many lenders, and all special purpose entities, outsource their servicing responsibilities to third party providers. In addition to administrative duties, servicers also play an active role in default prevention activities. Servicers generally rely on collection agencies to establish and maintain contact with defaulted borrowers, manage loans that are delinquent and collect defaulted loans. Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full.

Our Service Offerings

        We offer prospective clients the opportunity to outsource some or all of the key components of their loan programs to us by providing a full complement of services, including program design, marketing, application processing, underwriting, loan documentation and disbursement, technical support, customer support and facilitation of loan securitization. In addition to offering a fully integrated suite of services, we have recently begun to offer certain services on a stand alone, fee-for-service basis.

        We primarily offer services in connection with private label loan products offered through two marketing channels:

  •
  "direct to consumer," which generally refers to programs that lenders market directly to prospective student borrowers and their families; and

  •
  "school channel," which generally refers to programs that lenders market indirectly to prospective student borrowers and their families through educational institutions.

        In either case, lenders may engage third parties that are not lenders but which market loans on behalf of lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund the loans as program lenders.

        In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Moreover, although we received fees in the past for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, those fees represented reimbursement of the direct expenses we incurred. Accordingly, we did not earn a profit on those fees. Although we provided those various services without charging a separate fee, or at "cost" in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally entered into agreements with private label lenders giving us the exclusive right to securitize the student loans that they did not intend to hold. We received structural advisory fees and residuals for facilitating securitizations of those loans.

        As a result, the primary driver of our results of operations and financial condition has historically been the volume of loans for which we provided outsourcing services from loan origination through securitization. We have been unable to access the securitization market as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and persist as of August 28, 2008. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. The volume of loans for which we structured securitizations decreased to approximately $2.0 billion in fiscal 2008 from approximately $3.8 billion in fiscal 2007 and approximately $2.8 billion in fiscal 2006.

        We have adapted our business model to address the challenges facing our company. We have worked over the past several months to develop all facets of a new private label loan program that would not require a guaranty from a third party, as well as outsourced loan origination services, marketing services and portfolio management services on a stand-alone basis. As a result, we are able to offer both a fully integrated suite of services for private student loan programs, as well as services on a fee-for-service basis. We expect in the future to enter into arrangements with private label lenders under which we provide fee-based outsourcing services but may not have the exclusive right to securitize the student loans that they fund. As in the past, however, we expect our level of profitability to continue to depend in the future on our ability to earn structural advisory fees and residuals for facilitating securitizations. We also generate fees as the administrator of the trusts that have purchased the private label loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We continue to believe that private student loans are an important and growing source of college funding. College attendance is high, the overall cost of college continues to rise and government supported loans are limited. Added pressure for funding education may also result from declining home values and the unavailability of home-equity loans that have been a source of funding for education in the past. We believe that borrowers will need responsible private student loan solutions after exhausting all available scholarships, grants and government aid. Moreover, the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional non-governmental providers of federal loans, and we believe that we will continue to see competitors and potential competitors exit the student loan industry. Although significant uncertainty exists regarding the success or market acceptance of our new products and services, and our ability to access the securitization market, we believe that our experience in the private student loan industry, coupled with the liquidity provided by the recent equity investment by affiliates of GS Capital Partners, or GSCP, position us to be successful in the future.

Program Design and Marketing

        We help clients design their private loan programs. Our design approach begins with a standard set of pricing options, legal agreements and third party relationships that we can then customize for our clients in order to satisfy their particular needs. In addition, we assist certain clients with the design and execution of their marketing programs.

  Program Design

        We have developed relationships with lenders and other organizations in the past through active marketing by our sales force and business development executives. Our private label clients have typically been lenders or educational loan marketers that desired to supplement their existing federal loan or other consumer lending programs with a private loan offering. Our approach is designed to be flexible enough, however, to facilitate private student loan programs for a range of clients, who, in turn, serve a variety of consumers. We can offer specialized knowledge, experience and capabilities to assist in the development of a private loan program to meet our prospective clients' needs, while minimizing their resource commitment and managing their credit risk.

        Historically, one of the key components of our private label programs had been the opportunity for our lender clients to mitigate their credit risk through a loan repayment guarantee by TERI. TERI guaranteed repayment of the borrowers' loan principal, together with capitalized and/or accrued interest on defaulted loans. If the lender disposed of the loan in a securitization, the guaranty remained in place and served to enhance the terms on which ABS were offered to investors. The new private loan program that we have developed does not include a third party guaranty, although it does contemplate the funding and maintenance of loss reserves by lenders through segregated fees to be paid by the borrower.

        Our prospective private label clients would fall into two categories:

  •
  Make and sell.  In this category, lenders would select credit criteria and loan terms tailored to meet their needs, outsource to us some or all operating aspects of loan origination and customer support, and typically hold the loans on their balance sheets for some limited period of time. We would then attempt to facilitate a securitization to enable lenders to dispose of the loans, from which we would expect to generate structural advisory fees and residuals. See "—Securitization."

  •
  Make and hold.  In this category, clients would outsource to us some or all operating aspects of loan origination, loan marketing or portfolio management, but would finance the loans on their balance sheets and generally continue to hold the loans through the scheduled repayment, prepayment or default. Historically, unless clients securitized their make and hold loans through us, the revenues we generated on these loans were limited to the processing fees that we received from TERI, which represented reimbursement of the direct expenses we incurred in originating the loans. We expect in the future to enter into make and hold arrangements with lenders pursuant to which we would directly charge fees for our services to the clients at the time we perform such services.

        The following table presents information regarding the aggregate principal balance of private label loans that we processed during the fiscal years ended June 30, 2008, 2007 and 2006:

	Fiscal year ended June 30,
	2008	2007	2006
	(dollars in billions)
Approximate "make and sell" volume processed	$4.4	$3.8	$2.8
Approximate "make and hold" volume processed	0.5	0.4	0.4

Approximate total volume processed	$4.9	$4.2	$3.2

  Marketing

        We have historically provided marketing coordination services intended to enable our lender and loan marketer clients to increase loan volume and resulting program revenue. We have established an in-house department that works in collaboration with clients, third party agencies and vendors to support the development, execution and analysis of direct response marketing programs, including direct mail, direct response television, and Internet-based marketing campaigns. These programs have been designed to drive direct-to-consumer loan program volume and generate know-how that inform marketing optimization and refinement.

        Our marketing services group has also coordinated marketing for our proprietary loan programs, including Astrive Student Loans, Monticello Student Loans and Laurel Collegiate Loans, which provide valuable insights with regard to product features and the effectiveness of various marketing channels and tactics. Through our proprietary brands, we intend to provide a full spectrum of undergraduate, graduate, K-12 and school-certified private loans.

        We augmented our direct-to-consumer programs during fiscal 2008 to build on our experience. As our proprietary brands have become better known, we have been able to broaden the support and services that we offer to students and their parents. In July 2008, we launched a website, www.AstriveAdvantage.com, to help students maximize their buying power by providing discounts on items such as textbooks, computers, printers and other education-related expenses. We also intend to enter into arrangements with third party vendors that provide value-added services to students or parents as they seek to maximize their financial aid packages and execute a smart borrowing strategy.

        Finally, we continue to invest in our www.SmartBorrowing.org website. We established this website to provide an education-based environment for students and parents to gather information about financing their college education. We designed it based on the smart borrowing principle that students should first consider scholarships, grants and federal and state aid options before seeking alternative private student loans.

Borrower Inquiry and Application

        We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, for use in providing loan application services. We expect to provide application services as either an integrated part of the new private label program, or as a fee for service on a stand-alone basis. We enable borrowers to submit applications by web, telephone, facsimile or mail. In fiscal 2008, we received via the Internet approximately 68% of the approximately 1,680,000 private label loan applications that we processed. In fiscal 2007, we received via the Internet approximately 62% of the approximately 1,305,000 private label loan applications that we processed. In fiscal 2006, we received via the Internet approximately 58% of the approximately 914,000 private label loan applications that we processed. We have designed our online systems to be E-sign compliant for delivery of consumer disclosures, and we have implemented electronic signature capabilities.

        Once a potential borrower submits an application for processing, our system automatically generates and sends a confirmation notice, typically via e-mail, to the applicant. Our customized third party credit decision software can be configured for each client's specific program parameters, and analyzes, often within minutes, the submitted application. Application data are automatically sent to credit bureaus, which generate and return a credit report. The credit decision software then applies the credit report data and all scoring parameters associated with the loan type, and a credit decision is generated. This automated underwriting process allows us to deliver a loan application decision with respect to a significant majority of applications. Applications with either incomplete information, information mismatches or with scores close to cut-off can be sent automatically to a credit analyst for review. At this point in the process, we are able to communicate the initial determination to the applicant, including through e-mail, informing him or her whether the application is conditionally approved, rejected or in review. The applicant receives instructions as to next steps and is provided a website navigation link to check his or her loan status. To avoid unauthorized disclosure, access requires use of security protocols established during the application process. Simultaneously, our customer service platforms, including our automated voice response unit, online status and customer service applications, are updated.

        To help applicants through the loan application process, we have an internal customer service department comprised of 27 full-time employees as of August 28, 2008. We have in the past supplemented our internal department with contract customer service employees and outsourced customer service representatives as necessary to meet client needs. Our internal customer service department is divided into five areas:

  •
  Inbound and Outbound Customer Service, which provides end-to-end service and support for borrower inquiries throughout the application process;

  •
  Customer Resource Group, which provides specially trained credit analysts for borrower support on advanced needs loan processing and issue resolution;

  •
  Customer Support Services, which provides dedicated account representatives trained to support our clients;

  •
  Priority Services, which provides specially trained representatives to support schools; and

  •
  Telesales, which provides inbound application-capture services.

The performance of each customer service area is monitored closely and detailed performance metrics, such as abandonment rates and service levels, are tracked daily. We use outsourced customer service representatives primarily to support inbound status-related inquiries.

Loan Origination and Disbursement

        In past private label loan programs, we assisted the lenders in selecting the underwriting criteria to be used in deciding whether a student loan would be made to an applicant. However, each lender had ultimate control over the selection of these criteria, and in providing our services, we were obligated by contract to comply with them. Once a loan application was approved, we generated a credit agreement, a legal contract between the borrower and lender which contained the terms and conditions of the loan, for the borrower based on lender- and product-specific templates. For those lenders and borrowers that preferred electronic document delivery, an automated e-mail was sent to the borrower, which contained a navigation link to prompt the borrower to access a secure website to retrieve the credit agreement and certain regulatory disclosures. The credit agreement could be viewed, downloaded and printed by the borrower and faxed or mailed back to us. For those borrowers who preferred paper documentation, we printed and mailed a pre-filled credit agreement to the borrower for him or her to sign and return to us by mail. Approximately 86% of approved applicants during fiscal 2008, 86% of approved applicants during fiscal 2007 and 79% of approved applicants during fiscal 2006 requested on their application that their credit agreement be provided electronically.

        We have collaborated with our clients in the past to comply with applicable laws and regulations in loan documentation, disclosure and processing. We have assumed responsibility for compliance with federal and Massachusetts law regarding loan documentation and disclosure and, in turn, worked with lenders to prepare lender specific credit agreement templates. We maintained and utilized these templates, reflecting applicable legal requirements and lender preferences. We also delivered each lender's privacy policy and prepared and delivered truth-in-lending and various state law disclosures to borrowers.

        In past private label loan programs, once we obtained all applicant data, including the signed credit agreement, evidence of enrollment and any income verification, we disbursed the loan funds on behalf of the lender, with funds made available to us by the lenders. Depending on the loan program and type of disbursement, funds were either sent to the borrower, directly to the school or to a central disbursing agent such as New York Higher Education Services Corporation or ELM Resources, which then passed the funds along to the school.

        We monitor developments in state and federal requirements for loan processing and implement changes to our systems and processes based on our analysis and input we receive from lenders and industry groups. For example, we designed and made available to lenders a customer identification program in connection with their past private label loan programs. This identification program was designed to meet USA PATRIOT Act requirements that lenders gather identifying data, verify applicant identity and maintain records of the process. We also completed similar process improvements in the area of secure access to pending loan information, in order to comply with federal privacy and state identity theft laws. Contractual liability for identification of state law process requirements has historically rested with the lenders, unless we undertook to comply with a particular requirement.

        We expect to provide in the future loan origination and disbursement services similar to those that we have provided in past private label loan programs. In August 2008, Union Federal formed an operating subsidiary through which it plans to provide outsourced student loan origination and marketing services. See "—Union Federal Savings Bank."

Securitization

        In addition to providing loan program design, marketing coordination, application and origination services, we have historically also served as an intermediary between our clients and the capital markets. We have formed bankruptcy remote, qualified special purpose statutory trusts to purchase private label loans from the originating lenders. The proceeds from bonds issued by the trusts have been used to purchase student loans, which have been used as security for repayment of the bonds. The securitizations that we have structured and administered have provided our lender clients with the ability to limit credit and interest rate risk, and generate liquidity for their private student loan programs. In addition to structural advisory and administrative and other fees, we have been entitled to a residual interest in the securitization trusts as part of our compensation in connection with past securitizations.

        We have been a leader in facilitating the securitization of private student loans, having structured and facilitated 38 securitizations consisting entirely of private student loans, more than any other entity. We have securitized loan pools using various financing structures, including both public offerings registered with the Securities and Exchange Commission, or SEC, and private placements, and have utilized various ABS, including commercial paper, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior-subordinated and third party credit enhanced debt. In connection with our "make and sell" private label programs, we historically entered into agreements with the originating lenders giving us the exclusive right to securitize their program loans.

        The extensive database provided by our private label repayment statistics dating back to 1986 has been another key to optimizing the financing of the student loan pools our clients generated. We have used this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe the historical data and our use of standard consumer credit score-based risk assessments give added comfort to the rating agencies, insurance providers, underwriters and securities investors, resulting in a more cost-effective securitization.

         Recent Developments.    The conditions of the debt capital markets generally, and the ABS market specifically, rapidly deteriorated during the second quarter of fiscal 2008. That deterioration accelerated during the third quarter of fiscal 2008 and persists as of August 28, 2008. Asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs, and our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities. We have pursued alternative means to finance our clients' loans, however, other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has affected the pricing, terms and conditions of the alternative funding mechanisms we have pursued.

        We did not complete a securitization transaction during the second, third or fourth quarters of fiscal 2008, and we do not expect to complete a securitization in the first quarter of fiscal 2009. During fiscal 2007, we closed one securitization transaction in each of the first, second and third quarters and closed two securitization transactions in the fourth quarter. As a result, our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. In the near-term, we also expect investors to have limited or no demand for subordinate tranches of asset-backed securities in securitization transactions, if any, that we are able to facilitate.

         Securitization-related Revenues.    We have received several types of fees in connection with our past securitization services:

  •
  Structural advisory fees.  We have charged structural advisory fees that were to be paid in two portions:
  •
  Up-front.    We received a portion of the structural advisory fees at the time the securitization trust purchased the loans; and

  •
  Additional.    We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust.

    In exchange for these structural advisory fees, we have structured the securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction parties and prepared cash flow modeling for the rating agencies.

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

        We also receive administrative fees from the trusts as further described below under "—Loan Servicing and Portfolio Management."

        We do not expect to facilitate a securitization transaction in the first quarter of fiscal 2009, and we are uncertain as of August 28, 2008 whether the fee structure that we have historically used will be available in future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate. For a discussion of our revenue recognition policies and the judgments and assumptions we use to estimate the fair value of our additional structural advisory fees and residuals receivable, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Recognition and Valuation of Service Revenue" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        In recent years, we have derived a significant portion of our revenue and substantially all of our income from structuring securitizations on behalf of securitization trusts. We earned $320.4 million in securitization-related fees from the trusts used to securitize student loans during fiscal 2008. Securitization-related fees from trusts represented approximately 78% of our total revenue in fiscal 2007 and approximately 74% of our total revenue in fiscal 2006. These trusts purchased private student loans from several lenders, including JPMorgan Chase Bank, N.A., which we refer to as JPMorgan Chase, Bank of America, N.A., which we refer to as Bank of America, RBS Citizens, N.A., which we refer to as RBS, and Union Federal. Although we did not receive fees directly from these lender clients, structural advisory fees and residuals from securitizations of the private label loans of JPMorgan Chase and Bank of America, represented approximately 34% and 20%, respectively, of our total securitization-related fees from the trusts used to securitize student loans during fiscal 2008, and approximately 29% and 15%, respectively, of our total revenue in fiscal 2007. Our agreements with JPMorgan Chase and Bank of America, and certain of our agreements with RBS, terminated in the context of the TERI Reorganization. See "—Relationship with The Education Resources Institute—TERI Reorganization." Historically, we structured and supported private student loan programs for a number of companies that assisted lenders such as RBS in marketing their programs to customers. Structural advisory fees and residuals from securitization of loans marketed under our proprietary brand, Astrive, and funded by either RBS or Union Federal represented approximately 19% of our total securitization-related fees from the trusts used to securitize student loans in fiscal 2008, and approximately 12% of our total revenue for fiscal 2007.

Loan Servicing and Portfolio Management

        As our trust assets under management have grown, we have adapted our approach to loan servicing and portfolio management to improve performance and reduce borrower confusion regarding repayment terms and conditions. Borrower confusion can result in payment delinquency and default. Utilizing proprietary risk scores, we instituted an "early awareness" program for high risk borrowers in February 2008 that reminds borrowers and cosigners of their responsibilities and, if necessary, offers payment options. We believe that this program is an important strategy in reducing early stage delinquencies.

        Our portfolio management group coordinates third party agencies for timely servicing and customer contact. Once a loan enters repayment, we coordinate servicing through eight loan servicers. The Pennsylvania Higher Education Assistance Agency, or PHEAA, services a majority of the loans we have facilitated. In addition, we have agreements with a total of eleven outside collection agencies relating to default prevention and recovery services. Once a loan defaults, we channel the loan to one of the collection agencies based on their particular expertise.

        In connection with our private label programs, clients may opt either to outsource the servicing and collections of their loans to organizations with which they have existing relationships or contract for these services through us. For securitized loans, these servicing and default prevention agreements, which typically extend over the life of the loan pool, are assigned to the purchasing trust.

        As administrator of the trusts that have purchased private label loans, we monitor the performance of the loan servicers and third party collection agencies. In this capacity, we confirm compliance with servicing guidelines and review default prevention and collection activities. We receive administrative fees from the trusts, ranging from 5 to 20 basis points per year of the student loan balance in the trust, for daily management and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization.

        In the past, the loan servicer provided servicing and default prevention activities through the first 60 days of loan delinquency. Beginning in May 2008, we began outsourcing default prevention activities to specialized third party collection agencies beginning at 31 days, to better manage portfolio delinquency. During the first 30 days of any loan delinquency, the servicer performs collections activities in accordance with contractual requirements outlined in the servicing guidelines of the loan program. These guidelines establish certain required collection activities, such as attempted telephone contacts to borrowers and cosigners within prescribed delinquency intervals, as well as requirements for the mailing of delinquency notices and skip trace activities for borrowers whose addresses have changed.

        Once the loan has been delinquent for 30 days, we provide pre-claims assistance to supplement collections activity performed by the servicer. We assign delinquent accounts to one of several external collection agencies, which work to cure the account by bringing it current. During this period, the servicer remains responsible for invoicing and posting payments. We monitor these external collection agencies that perform pre-claims default prevention activities and share their performance with their peers. Our strategy is to award the highest percentage of new accounts to the agency whose performance has been strongest in the prior period. In addition to this incentive, we provide performance bonuses to agencies performing above established performance expectations for cure rates. If a delinquent loan becomes less than 30 days past due, collection efforts are returned to the servicer for routine processing.

        Loans are ultimately extinguished through scheduled repayment, prepayment or default. Once the borrower makes the final loan payment, the servicer sends a notice to the borrower and the credit bureaus confirming that the loan has been repaid in full.

Union Federal Savings Bank

        In November 2006, we acquired Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally chartered thrift that offers residential retail mortgage loans, retail savings products, time deposit products and demand deposit accounts. Union Federal has also funded a portion of our proprietary student loan programs in the past, although it is not doing so as of August 28, 2008. Union Federal held approximately $497.3 million of variable-rate private student loans as of June 30, 2008, of which loans with a principal balance of approximately $246.9 million were pledged as collateral under a warehouse facility provided by a conduit lender. In addition, Union Federal held approximately $10.8 million of mortgage loans as of June 30, 2008. We derived approximately $19.1 million of net interest income during fiscal 2008 from Union Federal, primarily from the student loan portfolio.

        As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of student loans originated by Union Federal since September 2007. Regulators will not permit Union Federal to serve as a meaningful funding lender in our new private loan program until it has sufficient cash and cash equivalents.

        In May 2008, Union Federal formed a new, wholly owned operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. Through FMLOS, we plan to provide outsourced student loan marketing services and certain student loan origination services on a fee-for-service basis. As a subsidiary of a federal financial institution, FMLOS provides us with greater regulatory flexibility than we had previously. Union Federal has received regulatory approvals from the OTS and the Federal Deposit Insurance Corporation, or FDIC, relating to the formation and operation of FMLOS and entered into a loan marketing agreement in July 2008 pursuant to which it markets a third party lender's private label loans under one of our proprietary brands. The third party lender has agreed to pay Union Federal a marketing fee based on disbursed loan volume.

Relationship with The Education Resources Institute, Inc.

        TERI is the nation's oldest and largest guarantor of private student loans. As a not-for-profit corporation, TERI's main operating purpose is to provide students with access to educational opportunities through educational finance and counseling services. To help accomplish this, TERI has in the past offered guaranty products for student loan programs pursuant to which TERI agreed to reimburse lenders for all unpaid principal and interest on their defaulted student loans, in exchange for a fee based on the loan type and risk profile of the borrower. Since its inception in 1985, TERI has guaranteed approximately $22.6 billion of private education loans for students at more than 7,500 schools nationally and internationally.

         Historical Relationship.    In 2001, we acquired a copy of TERI's historical loan database and TERI's loan processing operations, but not its investment assets or guaranty liabilities. We issued promissory notes totaling $7.9 million and paid approximately $1.0 million in cash to TERI in connection with this transaction. TERI remains, however, an independent, private, not-for-profit organization with its own management and board of directors.

        In connection with the 2001 transaction, we entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These included a master servicing agreement, a database sale and supplementation agreement and a master loan guaranty agreement. In October 2004, we renewed our agreements with TERI, in each case for an additional term through June 2011. Pursuant to the master servicing agreement, TERI engaged us to provide loan origination, pre-claims, claims and default management services. Under TERI's agreements with lenders, lenders delegated their loan origination functions to TERI, and TERI had the right to subcontract these functions to us. Pursuant to the database sale and supplementation agreement, TERI provided updated information to us about the performance of the student loans it had guaranteed, so that we could continue to supplement and enhance our database.

        Under the terms of the master loan guaranty agreement, we granted TERI a right of first refusal to provide a third party loan guaranty under existing and future private label loan programs facilitated by us, as well as new loan programs jointly created by TERI and us. In addition, we agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans. The master loan guaranty agreement generally provided that the guaranty fees earned by TERI upon the disbursement of student loans would be placed by TERI in segregated reserve accounts that were held as collateral to secure TERI's obligation to purchase defaulted student loans. These accounts were generally held by third party financial institutions for the benefit of the program lender until the student loans could be securitized, at which point the accounts were pledged to the securitization trust that purchased the loans. The master loan guaranty agreement, as it had been implemented through guaranty agreements with individual lenders, entitled TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged accounts.

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

  •
  For each securitization for which TERI elected to adjust the administrative fee, we made a corresponding adjustment to our relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elected to increase the amount of its administrative fee above 150 basis points, such an adjustment resulted in an increase in our ownership percentage, and a decrease in the ownership interest of TERI, by a percentage that resulted in an equivalent dollar reduction in the fair value of TERI's residual ownership interest at the time of the securitization.

        In September 2007, we entered into an additional supplement to the master loan guaranty agreement. This additional supplement provided that for each fiscal year between July 1, 2007 and June 30, 2011, TERI was entitled to make an annual election to adjust the amount of its administrative fee, and the amount deposited into the pledged account, within the parameters set forth in the August 2006 supplement. TERI's election would apply to all securitizations of TERI-guaranteed loans completed during the applicable fiscal year. TERI elected to receive an administrative fee of 240 basis points for any securitization transaction we completed in fiscal 2008. We agreed to attempt in good faith to structure our securitization transactions to accommodate TERI's election. TERI received an administrative fee of 182 basis points for the securitization transactions that we completed in the first quarter of fiscal 2008.

        Through June 2006, we paid TERI a monthly fee of approximately $62,000 pursuant to the database sale and supplementation agreement. Beginning in July 2006, monthly payments pursuant to the database sale and supplementation agreement were reduced to approximately $21,000. TERI also maintained a right to access the data we own solely for use in its guaranty business.

        We received processing fees from TERI of approximately $126.5 million during fiscal 2008. Processing fees from TERI represented approximately 15% of our total revenue during fiscal 2007 and 19% of our total revenue during fiscal 2006.

         TERI Reorganization.    On April 7, 2008, TERI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volume, loans available for securitization, ability to fully realize the cost reimbursement and guaranty obligations of TERI, and the value of our service receivables.

        Certain of our agreements with clients provided for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. In April 2008, we received notice that Bank of America elected to terminate its agreements due to the TERI Reorganization. Structural advisory fees and residuals from securitization of loans originated by Bank of America represented approximately 15% of our total revenue for fiscal 2007, and loans originated and available for securitization by Bank of America represented approximately 18% of our total loans available for securitization for fiscal 2008. We have the right to facilitate the securitization of Bank of America loans originated prior to the termination, subject to the terms and conditions of our note purchase agreements with Bank of America.

        We also received notice in April 2008 that RBS elected to terminate certain agreements with us and our clients. We provided services to RBS in connection with various private student loan programs, which we refer to as RBS Programs, including RBS Programs marketed by third party loan marketers, and RBS Programs marketed under RBS' private label brands. Subject to the terms and conditions of note purchase agreements between RBS and us, we had the right to facilitate securitization of RBS Program loans. We had also entered into agreements with RBS and loan marketers pursuant to which we coordinated the marketing of certain RBS Programs. As a result of the terminations, neither RBS nor we has any further obligations to sell or purchase certain RBS Program loans, and the affected program marketers were required to cease all marketing activities with regard to their RBS Programs. In total, loans subject to the terminated note purchase agreements or attributable to the terminated RBS Programs represented approximately 22% of our total loans available for securitization for fiscal 2008. Note purchase agreements between RBS and us relating to a limited number of the terminated RBS Programs remain in effect, such that RBS and we have continuing obligations to sell and purchase loans that were originated pursuant to these RBS Programs prior to termination. Such loans represented approximately 15% of our total principal amount of loans available for securitization for fiscal 2008.

        In July 2008, the Bankruptcy Court entered an order granting a motion by TERI to terminate the loan origination agreement and guaranty agreement between TERI and JPMorgan Chase. TERI and JPMorgan Chase entered into a stipulation in connection with the motion, providing for certain agreements among the parties with regard to the terminations. Pursuant to the stipulation, TERI agreed to return to JPMorgan Chase a portion of the guaranty fees previously paid by JPMorgan Chase to TERI with regard to TERI-guaranteed loans funded and owned by JPMorgan Chase, and JPMorgan Chase waived and relinquished any further guaranty claims against TERI with regard to the program loans. We had the right to facilitate securitization of the program loans, subject to the terms and conditions of our note purchase agreement with JPMorgan Chase. As a result of the termination of the guaranty agreement, the note purchase agreement also terminated. As a result, JPMorgan Chase no longer has any further obligations to sell, and we no longer have any obligation to securitize, program loans pursuant to the note purchase agreement, including program loans originated by JPMorgan Chase prior to the termination of the note purchase agreement. These program loans represented approximately 16% of our total principal amount of loans facilitated and available for securitization as of June 30, 2008.

        As a result of the TERI Reorganization and our inability to access the securitization market, the clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs or instructed TERI to stop accepting applications for TERI-guaranteed loans. These actions, together with the tightening of our clients' loan underwriting criteria, resulted in a significant reduction in our facilitated loan volumes during the fourth quarter of fiscal 2008. We expect that the guaranty agreements or loan origination agreements that most of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves.

        In April and May 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from its segregated reserve accounts until further order by the Bankruptcy Court. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans, pursuant to the terms of the applicable guaranty agreements, using cash in pledged accounts, which we refer to as Pledged Accounts, established for the benefit of certain securitization trusts. The order was granted subject to the following:

  •
  The committee of unsecured creditors, which we refer to as the Creditors Committee, or any other person or entity had the right to challenge the validity, perfection, priority or enforceability of the trusts' security interests in (i) the Pledged Accounts within 14 days following the order, (ii) funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization, which we refer to as Post-Petition Transfers, within 45 days following the order and (iii) collateral securing TERI's guaranty obligations other than the Pledged Accounts and the Post-Petition Transfers (such as recoveries on loans that have previously defaulted) within 60 days following the order.

  •
  Recoveries that have not been transferred to a Pledged Account will be placed in a segregated account and held in such account until the earliest of (i) the 61st day following the order and (ii) the entry of an order by the Bankruptcy Court directing the disposition, transfer or other use of funds in such account.

        The order did not permit TERI to purchase any defaulted loans with funds from TERI's general operating accounts.

        The Bankruptcy Court, with the assent of all affected parties, subsequently extended until October 1, 2008 all parties' rights to challenge the trusts' security interests in the collateral securing TERI's guaranty obligations other than the Pledged Accounts. Extension of the objection deadline will allow the Creditors Committee additional time to review and discuss its potential objections with the affected parties.

         Transition Services Agreement.    In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement, the master loan guaranty agreement and the database sale and supplementation agreement, as well as the marketing services agreement pursuant to which we provided certain marketing-related services to TERI. As a result of the order, each of the agreements, as amended or supplemented to date, was terminated effective as of May 31, 2008. The order also approved a motion by TERI to enter into a transition services agreement with us, the terms of which are summarized below.

        As a result of the terminations, among other things:

  •
  We will not receive processing fees from TERI pursuant to the master servicing agreement for any period after May 31, 2008. During the first eleven months of fiscal 2008, we received $125.9 million in processing fees from TERI pursuant to the master servicing agreement. Effective on June 1, 2008, we instead began receiving fees from TERI as set forth in the transition services agreement.

  •
  We are not obligated to use TERI as a third party provider of borrower default guaranties for our clients' private label loan programs.

  •
  TERI will no longer reimburse us pursuant to the master servicing agreement for internal or external expenses relating to default prevention activities.

  •
  We will no longer be obligated to pay for, and no longer have the right to receive, updated performance data with regard to TERI-guaranteed loans not held by Union Federal or the securitization trusts facilitated by us. We have rights independent of TERI to performance data with respect to over $12 billion of securitized loans.

        Pursuant to the transition services agreement:

  •
  We agreed to provide origination services to TERI in connection with the processing and funding of "pipeline" loans for which an application is received on or before the later of (i) termination of the transition services agreement and (ii) the date that is 60 days after all lenders suspend or terminate their programs with TERI. We will charge TERI a fee equal to the amount of the origination fee that the lender is obligated to pay TERI pursuant to the lender's loan origination agreement with TERI.

  •
  We agreed to provide guaranty claims review and processing services to TERI with regard to TERI-guaranteed loans held by securitization trusts facilitated by us and TERI-guaranteed loans not held by securitization trusts facilitated by us. We charge TERI a fixed fee per loan for such services, but with regard to TERI-guaranteed loans held by securitization trusts facilitated by us, such fees will be payable as an offset against TERI's residual interests in securitization trusts. We do not expect such fees to be material in amount.

  •
  We provide oversight and administration services with regard to collections on defaulted loans. TERI agreed to continue to remit payments owed to third party collection agencies, which amounts the collection agencies generally net out of recoveries being remitted to TERI. With respect to TERI-guaranteed loans held by securitization trusts facilitated by us, to cover our administrative costs, TERI has agreed to pay us a fixed percentage of gross dollars recovered, or the Administrative Fee, plus a fixed fee that TERI would have otherwise retained from amounts recovered. Our right to these fees survives the termination of the transition services agreement. To the extent that the Bankruptcy Court enters an order or otherwise determines that the securitization trusts have a first priority, valid, enforceable perfected security interest in all "Recoveries" (as defined in the applicable deposit and security agreements), TERI will not be required to pay to us the Administrative Fee after the date of such order. As a result, our compensation for providing oversight and administration services with regard to collections on defaulted loans would be limited to the fixed fee that TERI would have otherwise retained from amounts recovered.

  •
  We agreed to provide TERI with (i) the data comprising the Loan Database (as defined in the database sale and supplementation agreement) to the extent such data is or has been received by TERI solely in connection with its business as a loan guarantor and is stored, maintained or held by us and is data owned by TERI and (ii) a copy of certain additional data to which TERI is entitled under its existing agreements.

  •
  Notwithstanding the termination of the database sale and supplementation agreement, (i) we continue to possess all right, title and interest in our Delivered Database (as defined in the database sale and supplementation agreement), subject to certain restrictions and (ii) the Loan Database (as defined in the database sale and supplementation agreement) transferred by us to TERI pursuant to the transition services agreement shall remain subject to certain restrictions.

  •
  We agreed to maintain certain infrastructure-related services and support, including availability of internal and external network connectivity and maintenance of existing interfaces for certain business applications, and to cooperate regarding independent provision by TERI of certain business software and systems. TERI agreed to a fixed monthly rate with respect to certain services and a fixed hourly rate for certain other services.

        We are authorized to continue providing and receiving reimbursement for guaranty claims review and processing services, as well as collections oversight and administration services, for TERI-guaranteed loans held by securitization trusts facilitated by us at the rates set forth in the transition services agreement after termination of the transition services agreement. In the event that we maintain default prevention activities in respect of TERI-guaranteed loans held by securitization trusts facilitated by us, to the extent that we demonstrate that such efforts resulted in an increase in the value of a trust's residual interests, then the costs of such default prevention activities will be offset against TERI's residual interest in such trust to fairly apportion the costs to TERI as a beneficiary. We do not expect to receive any cash from such arrangement for an extended period of time.

        The transition services agreement had an initial term through July 31, 2008, subject to extension through September 30, 2008. We have agreed to TERI's request to extend the agreement through September 30, 2008. We expect to receive approximately $600,000 to $800,000 per month pursuant to the transition services agreement during its term, although TERI has the right to terminate any specific service provided pursuant to the transition services agreement upon 10 business days notice to us.

Competition

        We coordinate a range of services in connection with private loan programs, including program design, loan marketing, application processing, credit underwriting, customer service, loan documentation, disbursement, technical support, legal and compliance support and advisory services in connection with loan marketing and financing. We differentiate ourselves from other service providers as a result of the range of services we can provide our clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of four principal competitors, SLM Corporation, which is also known as Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., and CampusDoor, a subsidiary of Lehman Brothers Bank, FSB, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae's private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. In addition, our clients retain PHEAA as the loan servicer for a significant portion of the loans that serve as collateral in the securitization transactions that we facilitate. If PHEAA expands its service offerings to cover some or all of the services that we facilitate, it could become our competitor.

        Although a number of competitors and potential competitors exited the private student loan industry as a result of market disruptions during fiscal 2008, the industry remains competitive with dozens of active participants. We have historically derived a substantial portion of our revenue from providing to lenders outsourced services for their private student loan programs. Private student loan originators have historically included large financial institutions and their affiliates, such as JPMorgan Chase, Citigroup, RBS, Bank of America, Wells Fargo & Company and KeyCorp, as well as specialized educational finance providers including Sallie Mae and Access Group, Inc. Some of these loan originators are our former clients.

        To the extent that lenders possess or choose now or in the future to develop an internal capability to provide any of the services that we currently offer, they would compete directly with us. In addition, to the extent that Union Federal provides private student loans directly to consumers, we could compete directly with clients and former clients. Lenders in the education loan market historically have primarily focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans. As a result of the College Cost Reduction and Access Act of 2007, which significantly reduced the profit margins of traditional non-governmental providers of federal loans, lenders may place additional emphasis on the private education loan market and offer the services we provide, which could result in a decline for demand of our service offerings. We believe the most significant competitive factors in terms of developing private student loan programs are technical and legal competence, cost, knowledge of the performance of student loans, capital markets experience, reliability, quality and speed of service.

        Many of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their services. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we will need to continue to invest in information technology, sales and marketing, legal and compliance, and product development resources.

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

  •
  a batch transaction/application processing system that includes automated updating of a borrower's loan status that a borrower can access online or telephonically;

  •
  automated preparation and secure electronic delivery of loan documents, including credit agreements and legal disclosures;

  •
  online certification tools enabling financial aid offices to speed loan disbursement by quickly confirming student borrowers' enrollment status and financial need;

  •
  online reporting tools enabling our management, lender clients and financial aid offices to track and sort information about student borrowers, including application status and disbursement dates;

  •
  custom built data transmission techniques designed to ensure that data are compiled, integrated and properly migrated both across our enterprise and to external third parties such as servicers, collection and placement agencies and other third party vendors; and

  •
  interfaces with internal accounting systems intended to ensure proper booking and tracking of loan information for our clients, as well as support for our capital markets group in its securitization activities.

We use a number of leading commercial products to secure, protect, manage and back-up these data.

Intellectual Property

        First Marblehead owns the following federally registered trademarks: FIRST MARBLEHEAD, ASTRIVE, prepGATE and National Collegiate Trust. The federal registrations for these registered trademarks expire at various times between 2016 and 2018, but the registrations may be renewed for additional 10-year terms provided that First Marblehead continues to use the trademarks. We have filed with the U.S. Patent and Trademark Office federal trademark applications with respect to existing or planned uses of the marks LAUREL COLLEGIATE LOANS, MONTICELLO STUDENT LOANS and ASTRIVE ADVANTAGE. We filed a patent application in June 2007 relating to a method and system for administering linked loans between two parties.

Student Loan Market Seasonality

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. Historically, we have processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. We have also tended to process increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees from TERI that we earned in a particular quarter and the level of expenses incurred to process the higher origination activity. We expect to facilitate a significantly lower level of loan volume during fiscal 2009 compared to fiscal 2008 as a result of, among other factors, the TERI Reorganization, conditions in the ABS market and termination of material client relationships.

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

  •
  licensure and general regulation of loan collection and servicing; and

  •
  licensing and regulation of marketing activities.

        Failure to conform to any of these statutes or regulations may result in civil and/or criminal fines, and may affect the enforceability of the underlying consumer loan assets.

        Although we are subject to certain state and federal consumer protection laws, we have not taken formal action regarding licensing or registration with any regulatory body outside the Commonwealth of Massachusetts, other than the OTS. While we believe that our prior consultations with regulatory counsel and, in some cases, local counsel identified all material licensing, registration and other regulatory requirements that could be applicable to us, legislative changes to state licensing schemes have recently raised potential concern in one state. This potential concern should be addressed by our plan to conduct certain business activities through FMLOS, to the extent consistent with approvals from the OTS and other regulatory requirements.

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that our business of providing consumer loan origination and underwriting under contract to TERI was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The Massachusetts Division of Banks ruled that our business with TERI was not subject to licensure because, as a provider of loan origination outsourcing services, we did not conduct a lending business with consumers in our own name and our processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that our business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act.

        We could become subject to the Massachusetts Small Loan Act in the future if, for example, the Massachusetts legislature modifies the statutory requirements or the Massachusetts Division of Banks revokes its previous determination that our operations are exempt or determines that our activities exceed the scope of the determination. In such a case, we may need to obtain a license from the Massachusetts Division of Banks or secure an alternative exemption. In addition, we may become subject to licensing laws in Massachusetts and other states if we engage in licensable activities in the future, or if our operations become sufficiently localized in other states to trigger licensing. Operations conducted by Union Federal or FMLOS are generally not subject to state licensing laws and regulations.

        Even if we are not physically present in a state, its regulators may take the position that licensing or registration is required because we provide services by mail, telephone, the Internet or other remote means. If we identify any states in which licensing or registration is required, we may proceed with licensing or registration in the affected state, or we may attempt to restructure our activities through

Union Federal or FMLOS, or otherwise in a manner that we believe to be exempt from such licensing or registration. Compliance with state licensing requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

  •
  curtailment of our ability to continue to conduct business in the relevant jurisdiction, pending processing of our license application or registration,

  •
  administrative enforcement actions,

  •
  class action lawsuits,

  •
  the assertion of legal defenses delaying or otherwise affecting the enforcement of loans; and

  •
  criminal as well as civil liability.

        Any of the foregoing could have a material adverse effect on our business. However, if required to obtain a license or to register, we do not anticipate difficulty meeting the licensing or registration requirements.

        While our licensing requirements are currently limited, the consumer assets with which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we have facilitated have involved sales by FDIC-insured financial institutions and other parties which represented and warranted that the assets in question were originated in compliance with all applicable law and were valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts have benefited from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets. Thus, our residual interest in securitizations is buffered from regulatory risk to the extent that lenders, TERI and servicing providers have stood behind the legal compliance of their activities. TERI may nonetheless have recourse to us to the extent that a regulatory failure in loan origination of a TERI-guaranteed loan by us breached the standards of care under the master servicing agreement between TERI and us.

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers has involved the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we have coordinated, and it is possible that some marketing or underwriting practices associated with the programs we coordinated and assets we securitized will be challenged as a result of such investigations. In August 2007, we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational and nonprofit institutions, we had received a subpoena for information regarding our role in the student loan industry. As of August 28, 2008, we continue to work with the New York Attorney General's office regarding the investigation.

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, the Higher Education Opportunity Act signed by President Bush in August 2008 will impose significant additional disclosure and processing burdens on our loan origination operations.

        In delivering services, we must cause our operations to conform to consumer loan regulation that applies to lenders. This regulation includes compliance with the federal Truth-in-Lending Act, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the FTC Act, the Fair Debt Collection Practices Act, and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. The Fair and Accurate Credit Transactions Act of 2003 imposed significant federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to "red flags" of potential identity theft and processing identity theft notices, notices of adverse credit decisions based on credit scoring and other requirements that required both changes to automated loan processing and the creation of manual exception systems. These requirements strained, and future legislation or regulation may also strain, our systems. Failure to comply with these requirements will interfere with our ability to develop and market our new business model for processing services.

Employees

        At June 30, 2008, we had 368 full-time employees and 8 part-time employees as follows:

Department	Full-time	Part-time
Loan Origination Services	58	0
Information Technology	83	0
Administration and Support Functions	85	3
Corporate Planning and Implementation Support	39	3
Client Development	22	0
Portfolio Management	40	1
Trust Administration	20	0
Capital Markets	9	0
Union Federal Savings Bank	12	1

Total	368	8

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

Executive Officers

        The following table sets forth information regarding our executive officers, including their ages as of June 30, 2008. On August 18, 2008, Mr. Kopnisky announced his intention to resign his positions with us and our subsidiaries, effective August 31, 2008. Our board of directors elected Daniel M. Meyers as President and Chief Executive Officer and as a director, effective September 1, 2008, subject to any required regulatory approvals. Mr. Meyers, age 45, served as our Chief Executive Officer and Chairman of the Board from our incorporation in 1994 until September 2005 and as our President from November 2004 to September 2005. Peter B. Tarr ceased serving as our General Counsel in August 2008. Mr. Tarr continues to serve as our Chairman of the Board of Directors.

Name	Age	Position
Jack L. Kopnisky	52	Chief Executive Officer, President, Chief Operating Officer and Director
Peter B. Tarr	57	Chairman of the Board of Directors
John A. Hupalo	48	Senior Executive Vice President and Chief Financial Officer
Anne P. Bowen	56	Executive Vice President, Chief Administrative Officer
Greg D. Johnson	45	Executive Vice President, Chief Marketing Officer
Kenneth S. Klipper	49	Senior Vice President, Treasurer and Chief Accounting Officer

        Set forth below is certain information regarding the business experience of each of the above-named persons.

        Jack L. Kopnisky has served as our Chief Executive Officer, President and Chief Operating Officer since September 2005 and as a Director since November 2006. Prior to joining First Marblehead, Mr. Kopnisky served as the President of the Consumer Banking Group at KeyCorp, a financial services firm, where he was responsible for Retail Banking, Business Banking, Consumer Finance and Community Development from June 2000 to August 2005. During those years, Mr. Kopnisky served as Chief Executive Officer and President of KeyBank USA's Consumer Finance Business, which included Auto, Student, Mortgage, Recreational and Home Equity Lending. Mr. Kopnisky received a B.A. in Economics and Business Administration from Grove City College.

        Peter B. Tarr has served as Chairman of the Board of Directors since October 2005. Mr. Tarr served as our General Counsel from July 2005 to August 2008 and Vice Chairman of the Board of Directors from August 2005 until his election as Chairman. From 1986 to June 2005, Mr. Tarr was a senior partner in the corporate law department and a member of the Executive Committee at the law firm of Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Tarr's practice focused on advising boards of directors on corporate governance, strategic transactions and public offerings of securities. Mr. Tarr received a B.A. from Yale College, an M.A.R. from Yale Divinity School and a J.D. from the University of Virginia School of Law.

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

        Greg D. Johnson has served as our Executive Vice President, Chief Marketing Officer since January 2007. From September 2003 to January 2007, Mr. Johnson held positions with Arnold Worldwide, an advertising agency, where he was an executive vice president and director of Arnold One, Arnold's interactive and direct marketing division. From April 2000 to September 2003, Mr. Johnson was a founder and managing principal of a management consulting firm, Epoch Strategy, and from 1999 to 2000, a principal of DiaLogos. From 1996 to 1999, Mr. Johnson held leadership positions with the company now known as Digitas. Mr. Johnson began his career in research and analytics with Epsilon and the Gillette Company. Mr. Johnson is a graduate of Babson College.

        Kenneth S. Klipper has served as our Treasurer and Chief Accounting Officer since November 2006 and as Senior Vice President, Finance since March 2005. From January 2003 to March 2005, Mr. Klipper served as the Chief Executive Officer of Brown Co., an online brokerage firm owned by JPMorgan at the time. From May 2002 to January 2003, Mr. Klipper served as the Chief Financial Officer of Park Street Capital, a private equity firm. From January 2000 to April 2002, Mr. Klipper served as the Chief Financial Officer of Tucker Anthony Sutro, Inc., a publicly traded securities brokerage firm. Prior to joining Tucker Anthony, Mr. Klipper served for five years as both the Chief Financial Officer and Controller for the securities brokerage unit of Fidelity Investments, and he held positions with KPMG LLP, a registered public accounting firm, for eleven years. Mr. Klipper received a B.S. degree from the University of Richmond and is a Certified Public Accountant.

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

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this annual report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. Although we have grouped risk factors by category, the categories are not mutually exclusive. Risks described under one category may also apply to another category, and you should carefully read the entire risk factors section, not just any one category of risk factors.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues to investors securities backed by those loans. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with past securitizations, we have received compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. We derived approximately $320.4 million in revenue from new securitizations in fiscal 2008, and revenue from new securitizations constituted approximately 78% of our total revenue for fiscal 2007. Substantially all of our net income in those fiscal periods was attributable to securitization-related revenue. We did not complete a securitization during the second, third or fourth quarters of fiscal 2008, which contributed to our net loss for each of those quarters, and we do not expect to complete a securitization in the first quarter of fiscal 2009. Our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. We also expect investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. The inability to access the securitization market, together with the TERI Reorganization, has impacted our relationships, reduced our facilitated loan volume and challenged our business prospects. If we continue to be unable to access the ABS market, our revenues may continue to decline and we may continue to generate net losses, which would further erode our liquidity position. We will need to continue to adapt our business model in order to overcome the challenges we are facing.

A number of factors, some of which are beyond our control, have and may continue to adversely affect our securitization activities and thereby adversely affect our results of operations.

        Our near-term financial performance and future growth depend in large part on our ability to structure securitizations. Several factors have had, and may continue to have, a material adverse effect on both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

  •
  persistent and prolonged disruption or volatility in the capital markets generally or in the private student loan ABS sector specifically, which could continue to restrict or delay our access to the capital markets;

  •
  our inability to structure new products or services to meet new demands of clients and borrowers;

  •
  continuing degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of ABS, or result in rating agencies materially adversely modifying their assumptions, ratings or conclusions with respect to the securitization trusts;

  •
  rating agency action, including downgrades, of ABS that we have facilitated in the past;

  •
  developments in connection with the TERI Reorganization, including rejection by TERI of its guaranty agreements, any further downgrading or withdrawal of ratings assigned to TERI or to securities previously issued in securitizations that we structured, or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

  •
  unwillingness of financial guaranty providers to offer credit insurance in the securitizations that we structure or in student loan-backed securitizations generally;

  •
  unwillingness of investors to ascribe value to the TERI-guaranteed loan loss reserves or financial guaranties offered by other third parties;

  •
  the adequacy of the segregated reserves pledged to each securitization trust as collateral for TERI's guaranty obligations with respect to the loans held by the trust, including the validity and perfection of the trust's security interests and the replenishment of the reserves from recoveries on defaulted loans;

  •
  the timing and size of student loan-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, could impact pricing or demand for our securitizations;

  •
  challenges to the enforceability of student loans based on violations of federal or state consumer protection laws and related regulations, or imposition of penalties or liability on assignees of student loans for violation of such laws and regulations; and

  •
  changes to bankruptcy laws that change the current non-dischargeable status of education-related loans, which could materially adversely affect recovery rates on defaulted loans.

        We have actually experienced, or are at particular risk of experiencing in the near term, the first eight factors listed above.

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

        The variability of our quarterly revenue, operating results and profitability may increase as a result of current conditions in the ABS market and lower levels of facilitated loan volumes. In fiscal 2007, we recognized 35%, 22%, 20% and 23% of our total revenue in the respective quarters of fiscal 2007. We facilitated one securitization in the first, second and third quarters, and two securitizations in the fourth quarter of fiscal 2007. Our quarterly revenue varied primarily because of the size of the securitizations that we structured. We facilitated two securitizations in the first quarter of fiscal 2008, but no securitizations in the second, third or fourth fiscal quarters. Recent disruptions and volatility in the ABS market have adversely affected our ability to structure securitizations and will affect the timing, size, structure and profitability of future capital markets transactions. We are uncertain about our ability to complete a securitization in the near-term, and our securitization volumes could materially decrease in fiscal 2009 compared to fiscal 2008. We expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. We also expect limited or no investor demand for subordinate tranches of ABS in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. Our loan origination or marketing fees, and the timing, size and structure of any future securitization activities, may also be affected by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. In fiscal 2008, we processed 48% of our total loan facilitation volume in the quarter ended September 30, 2007, and 22%, 25% and 5% of our total loan facilitation volume in the respective successive quarters.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

        Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs. We were unable to complete a securitization transaction during the second, third or fourth quarters of fiscal 2008, and we do not expect to complete a securitization in the near-term. In addition, we have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Other sources of funding have not been available to us on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing and terms and conditions of alternative funding mechanisms that we have pursued. Our facilitated loan volume available for securitization has grown since the securitization transactions we completed in the first quarter of fiscal 2008. At June 30, 2008, the principal balance of loans facilitated and available to us for securitization was $3.4 billion.

        Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Our purchase agreements applicable to approximately $1.3 billion of the facilitated loan volume available for securitization as of June 30, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. If we do not honor our contractual obligations, our value proposition to clients and prospective clients would be compromised, our relationships with current clients could terminate and our prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

In structuring and facilitating securitizations of our clients' loans and as holders of rights to receive residual cash flows in those trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance student loans that our clients originate. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts issue, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts to disclose adequately all material information regarding an investment in the ABS or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

        If we are liable for losses investors incur in any of the securitizations that we facilitate or structure and any insurance that we may have does not cover this liability or proves to be insufficient, our profitability or financial position could be materially adversely affected.

Risks Related to Our Financial Reporting and Liquidity

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

        Historically, we have received structural advisory fees for our services in connection with securitization transactions. We have received an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We are entitled to receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the trust creates. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us.

        We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include: discount rates; the annual rate and timing of student loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, and the spread between LIBOR and auction rates; the expected annual rate and timing of loan defaults, and TERI's ability to pay default claims; expected recoveries of defaulted loans, including the use of recoveries to replenish trusts' pledged funds; the source and amount of guaranty payments made on defaulted loans; and the fees and expenses of the securitization trusts. Our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, and management's ability to determine which factors are more heavily weighted in our estimates, and to accurately incorporate those factors into our estimates, are subjective and can have a material effect on valuations.

        During the second quarter of fiscal 2008, we changed our key accounting assumptions which resulted in a $178 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the third quarter of fiscal 2008, we changed our key accounting assumptions, including our assumptions with regard to TERI's ability to pay guaranty claims from its general reserves, which resulted in a $315.3 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the fourth quarter of fiscal 2008, we further changed our key accounting assumptions, including our assumptions with regard to the discount rates used in determining the value of our service receivables, which resulted in a $60.0 million pre-tax decrease in the value of those receivables. In general, our adjustments during fiscal 2008 were necessary because securitization trusts had performed below our range of expectations, including with regard to prepayments, delinquencies and defaults, investors' interest rate yield requirements have widened reflecting current dislocations in the capital markets, TERI's claims paying ability is less certain as a result of its reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts is now projected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates." We also made adjustments to certain key assumptions during the third quarter of fiscal 2007.

        If the actual performance of some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions. In addition, developments in the TERI Reorganization, including challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. Finally, recent and continuing dislocations in the capital markets have resulted in increased volatility in investors' yield requirements for ABS. If such conditions persist, we may need to adjust further our key assumptions.

        While we have no further obligation to support the obligations within the bankruptcy-remote securitization trusts, our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. As a result of the TERI Reorganization, we expect as of June 30, 2008 to receive additional structural advisory fees and residuals beginning five to seventeen years after the date of a particular securitization transaction. At December 31, 2007, we expected to receive such cash flows beginning five to seven years after the date of a particular securitization.

        Our loans held for sale at June 30, 2008 consisted of $497.3 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value. The estimated fair value of loans held for sale is evaluated on a periodic basis and, in the absence of readily determined market values, is based on the present value of expected future cash flow using management's estimates. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we would be required to write-down the carrying value of our education loans, which would result in an increase in our general and administrative expenses, and we may be required to provide additional regulatory capital to Union Federal. We recorded a valuation adjustment of approximatley $7.3 million in fiscal 2008, and we may be required to make additional adjustments in the future.

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

        The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one month LIBOR plus a margin), a fixed interest rate and the maximum legally permissible rate. The margin applicable to the floating interest rate is dependent upon the then current ratings of the notes subject to an auction. If the notes are downgraded, the applicable margin, and the maximum floating rate, would increase. If the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the "excess" interest would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to our interests in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest.

        Under the contracts by which auctions are conducted, broker-dealers may submit orders in auctions for their own account. As a result of such bidding, a broker-dealer may prevent a failed auction, or the interest rate resulting from an auction may be lower than the rate that would have prevailed had the broker-dealer not bid. A failed auction occurs when an existing owner does not have its notes purchased through the auction procedures because the amount of notes submitted for sale exceeds the amount of purchase orders. Broker dealers, some of which have served as underwriters of the securitizations that we have facilitated, have bid, and may continue to bid, in auctions relating to our trusts' auction rate notes. These bids in the past have both prevented failed auctions and supported interest rates determined at auction. Broker-dealers have no obligation to submit orders in auctions, and to the extent broker-dealers do not submit such bids in the future, the interest rates on our trusts' auction rate notes could be higher than they have been historically, including higher than the maximum rate, which would result in carryover interest, and there could be failed auctions for such notes.

        During the third quarter of fiscal 2008, the auction rate securities market systematically failed. During the third and fourth quarters of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody's Investors Service, or Moody's, and AA- by Standard & Poor's, or S&P, or 2.50%, in the case of auction rate notes that are rated at least A3 by Moody's and A- by S&P, based on the ratings assigned to the auction rate notes as of August 28, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch Ratings, or Fitch, and bear interest at a maximum rate that is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least AA- by Fitch as of August 28, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A- by Fitch as of August 28, 2008. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at June 30, 2008 that all outstanding auction rate notes will continue to bear interest at the current spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables", and in the securitization trust cash flow projections included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

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

        We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" included in this annual report. Some of the accounting rules relevant to this issue are in the process of being amended. In particular, the Financial Accounting Standards Board, or FASB, has embarked upon a project to amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that would potentially remove the concept of the Qualifying Special Purpose Entity, or QSPE, from such statement effective for fiscal years beginning after November 1, 2009 and thereby eliminate gain on sale accounting as currently utilized by us. As a result of this, the FASB would then also remove the QSPE exception from FASB Interpretation Number or FIN, No. 46, Consolidation of Variable Interest Entities. The FASB is expected to issue an exposure draft on this topic and the ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected. Our near-term financial results could also be adversely affected if we were to conduct future securitization transactions, or alternative funding transactions, as "on balance sheet" financing transactions.

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

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back, eliminate or alter our strategy.

        We may require additional funds for our programs, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through student loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. On December 21, 2007, we announced an investment agreement with affiliates of GSCP relating to an equity investment. Subsequently, we received aggregate gross proceeds of approximately $192.5 million, $132.7 million of which was received on August 18, 2008, in connection with the sale of equity securities to the purchasers. We cannot assure you that the proceeds of the equity investment by affiliates of GSCP will be sufficient to satisfy our liquidity needs or capital funding requirements beyond fiscal 2009, particularly in the event of a prolonged dislocation in the private student loan ABS market. Insufficient funds could require us to delay, scale back or eliminate certain of our programs and to further scale back our expenses.

Risks Related to the TERI Reorganization

The TERI Reorganization has had, and will likely continue to have, a negative effect on our client relationships, which will adversely affect our revenue and results of operations.

        We have historically structured and supported private student loan programs for commercial banks, including JPMorgan Chase, Bank of America and RBS. Structural advisory fees and residuals from securitization of JPMorgan Chase loans represented approximately 34% of our total securitization-related fees from the trusts used to securitize student loans during fiscal 2008 and approximately 29% of our total revenue for fiscal 2007. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 20% of our total securitization-related fees from the trusts used to securitize student loans during fiscal 2008 and approximately 15% of total revenue for fiscal 2007. We also historically structured and supported private student loan programs for companies such as NextStudent Inc. that assisted lenders such as RBS in marketing their programs to customers. Structural advisory fees and residuals from securitization of RBS loans, including loans funded by RBS but marketed by third parties on behalf of RBS, represented approximately 23% of our total securitization-related fees from the trusts used to securitize student loans during fiscal 2008 and approximately 24% of total revenue for fiscal 2007. Loans originated by JPMorgan Chase, Bank of America and RBS represented approximately 26%, 18% and 27%, respectively, of our total principal amount of loans facilitated and available for securitization for fiscal 2008.

        Certain of our client agreements provided for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. In April 2008, we received notice that Bank of America elected to terminate its agreements with us due to the TERI Reorganization. We also received notice that RBS elected to terminate certain agreements with our clients and us. In July 2008, our note purchase agreement with JPMorgan Chase was terminated in the context of the TERI Reorganization. As a result of those terminations, we no longer have rights to purchase certain program loans. In total, loans subject to the terminated note purchase agreements represented approximately 22% of our loans available for securitization for the fiscal year ended June 30, 2008.

        Certain of our clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization. These actions, together with the tightening of our clients' loan underwriting criteria, resulted in a significant reduction in our facilitated loan volumes during the fourth quarter of fiscal 2008. In addition, we expect that the guaranty agreements and loan origination agreements that most or all of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of the client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client.

        The termination of our agreements with Bank of America, RBS and JPMorgan Chase will, and the termination of guaranty agreements or loan origination agreements between TERI and our other clients would further, materially reduce the overall volume of loans we facilitate, which will be difficult to replace. Our revenue, business and financial results will suffer as a result.

Our Master Servicing Agreement, Master Loan Guaranty Agreement and Database Sale and Supplementation Agreement, with TERI terminated effective as of May 31, 2008.

        TERI has historically been the exclusive third party provider of borrower default guarantees for our clients' private label loans. In addition, we had an agreement to provide various loan origination services for TERI and an agreement to receive from TERI updated information about the performance of the student loans it had guaranteed, to allow us to supplement our database. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by

TERI terminating our "master" agreements. As a result of the terminations, our business has been and could continue to be adversely affected for the following reasons:

  •
  we may not be able to offer our clients guaranty services from another guarantor;

  •
  we have lost our right to cost reimbursement from TERI in providing our services pursuant to our master servicing agreement;

  •
  we may not be successful in establishing an arrangement with a third party to provide the warranties that TERI currently provides to lenders related to origination services. In such case, we may be required to provide such warranties;

  •
  if TERI is unable to provide guaranty services for loans, any financial guaranty insurance coverage we obtain in securitization transactions could be costly, if available at all; and

  •
  we no longer have access to continuing updates to the database of TERI-guaranteed loan performance data for TERI-guaranteed loans not owned by securitization trusts facilitated by us.

        As a result, demand for our services, including opportunities to structure and facilitate securitization transactions, could decline, which would adversely affect our business. In addition, the value of the loans in the securitization transactions we facilitate could decline and the value of our residuals could be reduced.

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our residual interests in securitization trusts.

        In its role as guarantor in the private education lending market, TERI has agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI has historically been the exclusive provider of borrower default guarantees for our clients' private label loans. We expect the TERI Reorganization to adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. In particular, we expect investors to ascribe little or no value to the TERI-guarantee beyond a trust's pledge fund. As a result, in structuring future securitizations of TERI-guaranteed loans, we will likely be required to reduce or eliminate our up-front structural advisory fee in order to increase the level of reserves available to the trust. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of TERI-guaranteed loans, the cost of which would also result in lower revenues.

        To the extent the pledged fund or other reserves available to a particular securitization trust were exhausted and loan defaults continued to occur, that trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. If TERI's general reserves are insufficient to satisfy the guaranty claims, loan defaults would have a further adverse affect on the amount or timing of residual cash flows that we would otherwise expect to receive from the trust.

        In April and May 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from its segregated reserve accounts until further order by the Bankruptcy Court. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans using cash in Pledged Accounts established for the benefit of certain securitization trusts. The order was granted subject to the following:

  •
  The Creditors Committee, or any other person or entity, had the right to challenge the validity, perfection, priority or enforceability of the trusts' security interests in (i) the Pledged Accounts within 14 days following the order, (ii) Post-Petition Transfers within 45 days following the order and (iii) collateral securing TERI's guaranty obligations other than the Pledged Accounts and the Post-Petition Transfers (such as recoveries on loans that have previously defaulted) within 60 days following the order.

  •
  Recoveries that have not been transferred to a Pledged Account will be placed in a segregated account and held in such account until the earlier of (i) the 61st day following the order and

    (ii) the entry of an order by the Bankruptcy Court directing the disposition, transfer or other use of funds in such account.

        The Bankruptcy Court, with the assent of all affected parties, subsequently extended until October 1, 2008 all parties' rights to challenge the trusts' security interests in the collateral securing TERI's guaranty obligations other than the Pledged Accounts, notably recoveries. Extension of the objection deadline will allow the Creditors Committee additional time to review and discuss its potential objections with the affected parties.

        If the Creditors Committee or any other party were successful in challenging the trusts' security interests in the Post-Petition Transfers or other collateral, including recoveries, amounts available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. The trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted student loans, which have historically been used to replenish a particular trust's pledge fund, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and claims of unsecured creditors. In addition, TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. Any of these developments would materially decrease our service receivables and could further harm our ability to structure securitizations in the future.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        Historically, our net income has been derived almost exclusively from structuring securitizations of our clients' private student loans. We have been unable to access the securitization market as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and persist as of August 28, 2008. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. We have refined our business model significantly in order to address the challenges currently facing us. Our revised business model includes fee-for-service sales of our capabilities, including private loan marketing expertise, loan origination and disbursement, program design, risk management and portfolio management. In addition, we have developed a private label loan program that would not require a guaranty from a third party. Successful sales of these services will be critical in order to grow our revenues and client base in the future. We have limited experience with the new private loan program and our fee-for-service business strategy, and we are uncertain of the level of interest from former, current or prospective clients with regard to the new program or offered services.

        Commercial banks have historically served as the initial funding sources for loans we manage and have been our principal clients. In the absence of securitizations, we are not able to provide liquidity necessary to support long term funding of private loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage lending losses. In addition, the synergies that previously existed between federal loan marketing and private loan marketing have been reduced by both the compression of margins in the federal program and regulatory restrictions on cross marketing of federal and private loans. As a result, as of the date of this annual report the private student loan business may generally be less attractive to commercial banks than in the past.

        In this environment, it is uncertain whether commercial banks will continue funding private student loans. Some of our former clients, including Bank of America, have exited the market segment. To the extent that commercial banks exit the private student loan market, the number of our prospective clients diminishes.

The outsourcing services market for education lending is competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than we are to overcome capital markets dislocations, respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients or former clients if they choose, or acquire the ability, to provide directly the services that we provide, or formerly provided, to them. In addition, to the extent that Union Federal provides student loans directly to consumers, we would compete directly with clients and former clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of four principal competitors, Sallie Mae, Servus Financial Corporation, an affiliate of Wells Fargo Company, Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., and CampusDoor, a subsidiary of Lehman Brothers Bank, FSB, that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae's private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. Sallie Mae has announced that it intends to focus increasingly on originating private student loans both through the school channel and the direct to consumer channel. We are also aware of smaller privately held venture backed companies that are developing systems and expertise with plans to compete directly with us. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

        In addition, there has been significant consolidation within the banking and financial services industry. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

        Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide, in response to recent legislative initiatives affecting the availability and profitability of federal loans.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The Deficit Reduction

Act of 2005 increased amounts that first and second year college students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. Loans to fund graduate level education represented approximately 10% during fiscal 2008, 11% during fiscal 2007 and 15% during fiscal 2006 of our total loan facilitation volume. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private student loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal loans, which could result in increased competition in the market for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business. Bills recently passed by the U.S. Senate and the House of Representatives, intended to inject liquidity into the student loan asset-backed securitization market, would enable the Department of Education to buy only federally guaranteed student loans, not private student loans. On May 7, 2008, the President signed into law the "Ensuring Continued Access to Student Loans Act of 2008," which contains provisions which might adversely impact the demand for private educational loans and outsourcing services provided by us, availability and flow of funds for private educational loans, and our liquidity position. Among other things, the Act:

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

        On August 14, 2008, President Bush signed the Higher Education Opportunity Act, which will:

  •
  add significant restrictions to the marketing of federal and private loans; and

  •
  add significant compliance burdens to private lenders by adding new truth-in-lending disclosures, procedures and rescission rights, as well as accompanying civil penalties.

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

        We have in the past, and will continue in the future, to rely on our clients to market and originate education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. Certain of our clients have terminated their marketing coordination agreements with us, and additional clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans.

        In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. In response to recent legislative initiatives, lenders may increasingly focus on the direct to consumer marketing channel, increasing competition within the channel for private student loans. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or others could have a negative impact on the ability of our clients, and Union Federal, to market student loans. The Higher Education Opportunity Act of 2008 creates significant additional restrictions on the marketing of private student loans.

We have expanded rapidly in recent years, and we are now streamlining our operations; if we fail to manage effectively our cost reductions, our business could be disrupted and financial results could be adversely affected.

        From our inception to June 30, 2008, our assets grew to $1.2 billion. In February 2008, we reduced headcount by 120 employees. In May 2008, we announced that we had reduced headcount by approximately 500 employees. Our cost reduction measures will place a strain on our management, systems and resources at a critical point in our business and industry. We must develop alternatives to the loan guaranty and origination services that TERI has historically provided to our clients, and we must refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business.

        We currently co-source some borrower services and telesales functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with student loan volume. We rely on our vendors to provide high levels of service and support. Our reliance on these external vendors subjects us to risks associated with inadequate or untimely service and could result in fewer loans than we would experience if we performed the service functions in-house.

        We cannot assure you that we will be able to:

  •
  expand our systems effectively;

  •
  allocate our human resources optimally;

  •
  identify, hire and retain qualified employees or vendors; or

  •
  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

        We own a proprietary database of historical information on private student loan performance that we use to help us establish the pricing provisions of new loan programs on behalf of lenders, determine the terms of securitization transactions and establish the fair value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our student loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the student loan market originate or service loans, they compile over time information for their own student loan performance database. If a third party creates or acquires a student loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

If we are unable to protect the confidentiality of our proprietary database and information systems and processes, the value of our services and technology will be adversely affected.

        We rely on trade secret laws and restrictions on disclosure to protect our proprietary database and information systems and processes. We have sought to limit TERI's rights to disclose its historical loan database in the context of the TERI Reorganization, and we have entered into confidentiality agreements with third parties and with some of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent disclosure of our confidential information nor provide meaningful protection for our confidential information if there is unauthorized use or disclosure.

        We own no material patents and have filed no patent applications with respect to our proprietary database or loan information processing systems. Accordingly, our technology is not covered by patents that would preclude or inhibit competitors from entering our market. Monitoring unauthorized use of the systems and processes that we have developed is difficult, and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services will be adversely affected.

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

        As of June 30, 2008, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trust student loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed student loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

An interruption in or breach of our information systems may result in lost business.

        We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure or interruption, or breach in security, of our information systems or the third party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. We cannot assure you that such failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or telephone systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. Key backup and recovery capabilities have been implemented, however, we have not instituted redundancy for all key systems. The occurrence of any failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

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

Risks Relating to Regulatory Matters

We are subject to regulation as a savings and loan holding company, and Union Federal Savings Bank is regulated extensively.

        As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company and our business is limited to activities that are financial or real-estate related. We have registered with the OTS and are required to file periodic reports. In addition, we are subject to examination by the OTS, which has certain types of enforcement powers over us, including the ability in certain circumstances to review and approve changes in management, issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices.

        In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements. As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private student loans originated by Union Federal since September 2007. The OTS has expressed concern over the situation and could require additional infusions of regulatory capital into Union Federal in the future, which would erode our liquidity position. Other regulatory sanctions are available to the OTS in order to protect the safety and soundness of the institutions that it regulates. In addition, Union Federal will not be permitted to serve as a meaningful funding lender in our new private loan program until it improves its funding capacity.

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

We may become subject to state registration or licensing requirements. If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result.

        Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. We have not taken formal action regarding licensing or registration with any regulatory body outside the Commonwealth of Massachusetts, other than the OTS. While we believe that our prior consultations with regulatory counsel and, in some cases local counsel, have identified all material licensing, registration and other regulatory requirements that could be applicable to us, legislative changes to state licensing schemes have recently raised potential concern in one state. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means.

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by First Marblehead Education Resources, Inc., or FMER, was not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we facilitate include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%.

        We will continue to review state registration and licensing requirements that may become applicable to us in the future. As a result of this continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. In such a case, we may proceed with licensing or registration in the affected state, or we may attempt to restructure our activities in a manner that we believe to be exempt from such licensing or registration.

        Compliance with state licensing requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

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

        As a federally chartered institution, Union Federal, including its operating subsidiary FMLOS, may conduct its business without regard to such state licensing laws and requirements. We expect to provide outsourced student loan marketing services and certain student loan origination services through Union Federal or FMLOS on a fee-for-service basis. To the extent that these are conducted through Union Federal or FMLOS, we believe state regulatory requirements affecting loan brokers, small lenders and credits services organizations will be less likely to be asserted.

We may be exposed to liability for failures of third parties with which we do business to comply with the registration, licensing and other requirements that apply to them.

        Third parties with which we do business, including federal and state chartered financial institutions, non-bank loan marketers, as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

        The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the student loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. For example, the federal banking regulators comprising the Federal Financial Institutions Examination Council approved in October 2007 final rules implementing identity theft prevention requirements from the Fair and Accurate Credit Transactions Act of 2003. The FTC issued similar rules in October 2007 and other agencies are expected to follow. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations. On August 31, 2007, we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the student loan industry. As of August 28, 2008, we continue to work with the New York Attorney General's office regarding the investigation.

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, the Higher Education Opportunity Act of 2008 amended the federal Truth-in-Lending Act to add new disclosures and procedural requirements for marketing and originating private student loans.

        Violations of the laws or regulations governing our operations, or the operations of TERI or our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

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

        The association between high-interest "payday loan" marketers and out-of-state national banks has come under recent scrutiny. Recent litigation asserts that payday loan marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders is coordinated by us, are distinguishable from the activities involved in these cases.

        Additional state consumer protection laws would be applicable to the loans we facilitate if we, or any third party loan marketer whose activities we coordinate, were re-characterized as a lender, and the loans (or the provisions governing interest rates, fees and other charges) could be unenforceable. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending. However, such actions could have a material adverse effect on our business.

Risks Relating to Ownership of Our Common Stock

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

  •
  difficulties we may encounter in structuring securitizations, including delays or alternative financings as a result of continued disruptions in the student loan ABS market or demand for securities offered by trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees and residuals receivables;

  •
  changes in the key assumptions we use to estimate the fair value of our additional structural advisory fees and residuals receivables, including among others, discount, default and prepayment rates;

  •
  announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

  •
  developments in the TERI Reorganization, including challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements;

  •
  loss of a significant client or clients;

  •
  negative publicity about the student loan market generally or us specifically;

  •
  price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

  •
  significant volatility in the market price and trading volume of financial services and process outsourcing companies;

  •
  general economic conditions and trends;

  •
  legislative initiatives affecting federal or private student loans;

  •
  major catastrophic events;

  •
  purchases or sales of large blocks of our stock; or

  •
  departures of key personnel.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the recent volatility of our stock price, we have become the target of securities litigation. In April and May 2008, seven purported class actions were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. On August 28, 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. A consolidated amended complaint is due to be filed on November 28, 2008. A class has not been certified in the actions as of August 28, 2008. In addition, three federal derivative lawsuits, and one state derivative lawsuit, have been filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts and Massachusetts Superior Court, respectively. The derivative complaints allege, on behalf of us, various violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On August 28, 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above.

        We intend to vigorously assert our defenses in these actions. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. We expect that this securities litigation, as well as any future litigation, could result in substantial costs and divert management's attention and resources from our business.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

        Our directors and executive officers, and entities affiliated with them, beneficially owned approximately 34% of the outstanding shares of our common stock as of June 30, 2008. Subsequently, affiliates of GSCP were issued shares of preferred stock convertible into approximately 8.8 million shares of our common stock, and Daniel M. Meyers, who will begin serving as our President and Chief Executive Officer effective September 1, 2008, subject to subsequent regulatory approvals, was granted stock options potentially exercisable for 6.0 million shares of our common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices in Medford, Massachusetts and North Providence, Rhode Island. The following table summarizes information with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA (Boylston Street)	Headquarters	51,972	2014
Medford, MA	Loan processing	153,136	2012
North Providence, RI	Union Federal	13,064	2009

        In addition, we have leased approximately 134,000 square feet of office space in Boston, Massachusetts pursuant to a lease with a term expiring in 2014. As of August 28, 2008, we do not occupy such office space, of which we have subleased approximately 113,051 square feet.

        We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.    Legal Proceedings

        In April and May 2008, seven purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. On August 28, 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. A consolidated amended complaint is due to be filed on November 28, 2008. A class has not been certified in the actions as of August 28, 2008.

        In addition, in May 2008, three federal derivative lawsuits were filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts. The complaints are purportedly brought on behalf of the company to remedy alleged violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and the present. The complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On August 28, 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. A state derivative action was also filed in Massachusetts Superior Court. The complaint is purportedly brought on behalf of the company to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and the present. The complaint seeks a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. We are seeking a mutual agreement between the parties that this shareholder derivative action be stayed as well.

        We intend to vigorously assert our defenses in each of the actions. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

	High	Low	Cash Dividends
Fiscal 2008
First Quarter	$42.50	$29.23	$0.275
Second Quarter	41.77	11.01	0.12
Third Quarter	19.39	7.36	—
Fourth Quarter	8.25	2.51	—
Fiscal 2007
First Quarter	$47.67	$29.07	$0.10
Second Quarter	55.25	40.75	0.12
Third Quarter	57.56	40.60	0.15
Fourth Quarter	45.70	30.62	0.25

        Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on July 25, 2008, we had 44 holders of record of our common stock. This number does not include stockholders for whom shares are held in "street" or nominee name.

Performance Graph

        The following graph compares the cumulative 56-month total return attained by stockholders of The First Marblehead Corporation's common stock relative to the cumulative total returns of the Dow Jones U.S. index and the Dow Jones U.S. Financial Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from October 31, 2003, the date of our initial public offering, or IPO, to June 30, 2008. In accordance with the rules of the SEC, cumulative total return data for our common stock is based on the closing sale price of our common stock on the New York Stock Exchange of $14.77 per share on October 31, 2003, rather than the IPO price of $10.67 per share.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
Among The First Marblehead Corporation, The Dow Jones US Index
And The Dow Jones US Financial Services Index

*
$100 invested on 10/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

        The information included under the heading "Performance Graph" is "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be "soliciting material" subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

        We declared and paid cash dividends in amounts between $0.10 and $0.275 per outstanding share of our common stock in each quarter of fiscal 2007 and in the first and second quarters of fiscal 2008. We did not declare any dividends during the third and the fourth quarters of fiscal 2008, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by our board of directors and will depend upon our earnings, financial condition, capital requirements and such other factors as the board of directors deems relevant.

Use of Proceeds from Sale of Registered Securities

        In our IPO we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through June 30, 2008, we have spent approximately $46 million of the net proceeds from the IPO, which have been used for general corporate purposes. Accordingly, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owing ten percent or more of any class of our equities securities or any of our affiliates.

Issuer Purchases of Equity Securities

        On April 24, 2007, our board of directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. Under a previous repurchase program, our board of directors authorized on September 29, 2005 the repurchase of up to an aggregate of 7,500,000 shares of our common stock. The 10,000,000 shares authorized for repurchase on April 24, 2007 included 3,393,300 shares available for repurchase under the previously authorized repurchase plan. The current repurchase program does not have a fixed expiration date. We did not repurchase any shares of common stock pursuant to this program during the fourth quarter of fiscal 2008. We repurchased 6,369 shares during the fourth quarter of fiscal 2008, however, from employees who elected to withhold such shares to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units.

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

	Fiscal year ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Service revenues:
Up-front structural advisory fees	$179,106	$457,352	$208,178	$168,166	$83,896
Additional structural advisory fees:
From new securitizations	24,304	43,984	33,685	27,520	13,650
Trust updates	(44,106)	1,363	1,241	1,767	(351)

Total additional structural advisory fees	(19,802)	45,347	34,926	29,287	13,299
Residuals:
From new securitizations	116,972	182,744	177,309	121,187	57,935
Trust updates	(488,832)	29,548	28,239	17,593	6,960

Total residual revenues	(371,860)	212,292	205,548	138,780	64,895
Processing fees from TERI	126,540	134,845	106,072	78,200	35,056
Administrative and other fees	31,985	21,497	8,848	3,544	2,114

Total service revenues	(54,031)	871,333	563,572	417,977	199,260
Net interest income	25,622	9,371	5,463	3,288	73

Total revenues	(28,409)	880,704	569,035	421,265	199,333

Non-interest expenses:
Compensation and benefits	96,735	111,364	89,214	67,608	34,839
General and administrative expenses	261,812	141,591	98,593	76,568	35,693

Total non-interest expenses	358,547	252,955	187,807	144,176	70,532

Income (loss) from operations	(386,956)	627,749	381,228	277,089	128,801
Other income	—	16	2,526	—	—

Income (loss) before income taxes	(386,956)	627,765	383,754	277,089	128,801
Income tax expense (benefit)	(151,880)	256,434	147,794	117,424	53,530

Net income (loss)	$(235,076)	$371,331	$235,960	$159,665	$75,271

Income Per Share Data:
Net income (loss) per common share:
Net income (loss) per share, basic	$(2.46)	$3.94	$2.47	$1.64	$0.85
Net income (loss) per share, diluted	(2.46)	3.92	2.45	1.59	0.79
Cash dividends declared per share	0.395	0.62	0.32	—	—
Weighted average shares outstanding, basic	95,732	94,296	95,366	97,550	88,572
Weighted average shares outstanding, diluted	95,732	94,845	96,258	100,206	95,274

	June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,280	$95,937	$75,711	$193,796	$168,712
Federal funds sold	80,215	10,334	—	—	—
Investments	70,629	128,650	67,250	—	—
Loans held for sale	497,324	37,052	—	—	—
Service receivables	411,183	809,668	551,567	309,590	148,881
Total assets	1,200,898	1,214,463	770,346	558,193	360,056
Total liabilities	563,286	371,843	194,177	136,627	81,920
Total stockholders' equity	637,612	842,620	576,169	421,566	278,136

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our "Selected Financial Data" and consolidated financial statements and accompanying notes attached as Appendix A to this annual report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part I of this annual report.

Executive Summary

Overview

        We offer outsourcing services for private education lending in the United States. We offer services to national and regional financial institutions and educational institutions for designing and implementing private student loan programs, primarily for undergraduate, graduate and professional education. In addition, our subsidiary, Union Federal, is a federally chartered thrift that has offered private student loans directly to consumers and currently offers residential retail mortgages, retail savings products, time deposit products and demand deposit accounts.

        We offer services in connection with each of the five typical phases of the student loan lifecycle, enabling our clients to have a single point of interface for:

  •
  program design and marketing;

  •
  borrower inquiry and application;

  •
  loan origination and disbursement;

  •
  loan securitization, if available; and

  •
  loan servicing and portfolio management.

        Historically, the primary driver of our results of operations and financial condition has been the volume of student loans for which we have provided outsourcing services from loan origination through securitization. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. We have provided structural, advisory and other services for 38 securitization transactions since our formation in 1991, and student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs.

        In the past, we have not taken a direct ownership interest in the student loans our clients generate, nor have we served as a guarantor with respect to any student loan programs that we have facilitated. We have generally assisted the lenders in our loan programs in selecting their underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has had ultimate control over the selection of these criteria, and in providing our services, we have been obligated by contract to comply with them. Union Federal has funded a portion of our proprietary loan programs in the past, although it is not doing so as of August 28, 2008. Union Federal held approximately $497.3 million of private student loans as of June 30, 2008, of which loans with a principal balance of $246.9 million were pledged as collateral under a warehouse facility provided by a conduit lender. Our proprietary loan programs are Astrive Student Loans, Monticello Student Loans and Laurel Collegiate Loans.

        Our lender clients have previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by The Education Resources Institute, Inc., or TERI, pursuant to which TERI guaranteed repayment of the borrower's loan principal, together with capitalized or accrued interest, on defaulted loans. Lenders that wished to have their loans guaranteed by TERI were required to meet TERI's underwriting criteria.

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and persist as of August 28, 2008. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. We have refined our business model in an attempt to overcome the challenges currently facing us, however, our near-term financial performance and future growth will depend in large part on our ability to structure securitizations.

        The following table presents certain financial and operating information for the fiscal years ended June 30, 2008, 2007 and 2006.

	Fiscal year ended June 30,
	2008		2007	2006
	(dollars in thousands)
Approximate number of student loan applications processed	1,696,000		1,325,000	938,000
Approximate number of student loans facilitated	475,000		429,000	358,000
Approximate number of student loans facilitated that were also available to us for securitization	405,000		366,000	296,000
Principal amount of student loans facilitated	$5,004,000		$4,292,528	$3,362,565
Principal amount of student loans facilitated that were also available to us for securitization	$4,520,034		$3,873,048	$2,920,048
Principal and accrued interest balance of student loans securitized	$2,027,079		$3,750,043	$2,762,368
Principal balance of student loans facilitated and available to us at year end for later securitization	$3,399,483	(1)	$831,912	$663,800

(1)
Includes $1.125 billion principal amount of loans with respect to which our purchase rights terminated subsequent to June 30, 2008 in the context of the TERI Reorganization.

        The principal balance of loans facilitated and available to us for later securitization has fluctuated in the past as a result of several factors including (a) the availability of financing in the securitization market, (b) the timing and size of securitizations, (c) the cut off date for loan purchases as securitizations take place, (d) the loan purchase eligibility criteria included in the various note purchase agreements with our clients that govern the purchase of loans for securitization and (e) the daily volume of loans facilitated prior to period end.

        In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Moreover, although we received fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, those fees represented reimbursement of the direct expenses we incurred. Accordingly, we did not earn a profit on those fees in the past. Although we provided those various services without charging a separate fee, or at "cost" in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally entered into agreements with the private label lenders giving us the exclusive right to securitize the student loans that they did not intend to hold. We received structural advisory fees and residuals for facilitating securitizations of those loans.

        We have worked over the past several months to develop all facets of a new private label loan program that would not require a guaranty from a third party, as well as outsourced loan origination services, marketing services and portfolio management services on a stand-alone basis. As a result, we are able to offer both a fully intergrated suite of services for private student loan programs, as well as services on a fee-for-service basis. We expect in the future to enter into arrangements with private label lenders under which we provide fee-based out-sourcing services but may not have the exclusive right to securitize the student loans that they fund. As in the past, however, we expect our level of profitability to continue to depend in the future on our ability to earn structural advisory fees and residuals for facilitating securitizations. We also generate fees as the administrator of the trusts that have purchased the private label loans, and in this capacity monitor the performance of the loan servicers.

        Changes in any of the following factors have and may continue to materially affect our financial results:

  •
  the private student loan securitization market, including the costs or availability of financing and market receptivity to private student loan asset-backed notes and auction rate notes;

  •
  developments in the TERI Reorganization;

  •
  actions taken by the rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels;

  •
  the demand for private education financing, which may be affected by legislation recently passed under consideration as of the date of this annual report;

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

Business Trends, Uncertainties and Outlook

         Portfolio Funding.    The conditions of the debt capital markets generally, and the ABS market specifically, rapidly deteriorated beginning in the second quarter of fiscal 2008. That deterioration accelerated during the third quarter of fiscal 2008 and persists as of August 28, 2008. Our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities. We did not complete a securitization transaction during the second, third or fourth quarters of fiscal 2008, and we do not expect to complete a securitization in the first quarter of fiscal 2009. Our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in any near-term future securitizations to be substantially less favorable than in the past. In the near-term, we also expect investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we are able to facilitate.

        Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs. As our loans available for securitization volume has grown, we have pursued alternative means to finance our clients' loans. Other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing, terms and conditions of alternative funding mechanisms we have pursued.

         Sale of Preferred Stock.    We have received aggregate gross proceeds of approximately $192.5 million from the sale of preferred stock to affiliates of GSCP. In December 2007, affiliates of GSCP invested $59.8 million to acquire shares of our series A preferred stock, and they also agreed to invest up to an additional $200.7 million to acquire shares of our Series B convertible preferred stock, subject to receipt of applicable regulatory approvals and determinations and satisfaction of other conditions. The total investment by the purchasers, including their initial investment of $59.8 million, was capped by the terms of the investment agreement at an amount equal to 25% of our total stockholders' equity, consistent with regulations of the OTS. As a result of a decrease in our stockholders' equity since the time of the initial investment by the purchasers, and based on our stockholder's equity as of June 30, 2008, the subsequent equity investment by the purchasers, which closed on August 18, 2008, was limited to $132.7 million.

         TERI Reorganization.    In June 2001, we acquired TERI's loan processing operations, including its historical database, but not its investment assets or guaranty liabilities. In connection with this acquisition, we entered into a master servicing agreement pursuant to which TERI engaged us to provide loan origination and processing services with respect to the student loans generated through the private label programs we facilitated, as well as other TERI-guaranteed loans. Pursuant to the master servicing agreement, we were entitled to reimbursement from TERI for the expenses we incurred in providing these services. Under the terms of a master loan guaranty agreement that we had entered into with TERI, we had also agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchased TERI-guaranteed loans, and granted to TERI a right of first refusal to provide a third party guaranty of our private label clients' existing and future loan programs. In October 2004, we renewed our master servicing agreement, master loan guaranty agreement and certain additional agreements with TERI, in each case for an additional term through June 2011. On April 7, 2008, TERI filed a voluntary petition for reorganization. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement, the master loan guaranty agreement and certain additional agreements. As a result of the order, each of the agreements was terminated effective as of May 31, 2008.

        In April and May 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from its segregated reserve accounts until further order by the Bankruptcy Court. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans using cash in pledged accounts, which we refer to as Pledged Accounts, established for the benefit of certain securitization trusts. The order was granted subject to the following:

  •
  The Creditors Committee, or any other person or entity, had the right to challenge the validity, perfection, priority or enforceability of the trusts' security interests in (i) the Pledged Accounts within 14 days following the order, (ii) funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization, which we refer to as Post-Petition Transfers, within 45 days following the order and (iii) collateral securing TERI's guaranty obligations other than the Pledged Accounts and the Post-Petition Transfers (such as recoveries on loans that have previously defaulted) within 60 days following the order.

  •
  Recoveries that have not been transferred to a Pledged Account will be placed in a segregated account and held in such account until the earlier of (i) the 61st day following the order and (ii) the entry of an order by the Bankruptcy Court directing the disposition, transfer or other use of funds in such account.

        The Bankruptcy Court, with the assent of all affected parties, subsequently extended until October 1, 2008 all parties' rights to challenge the trusts' security interests in the collateral securing TERI's guaranty obligations other than the Pledged Accounts. Extension of the objection deadline will allow the Creditors Committee additional time to review and discuss its potential objections with the affected parties.

        If the Creditors Committee or any other party were successful in challenging the trusts' security interests in the Post-Petition Transfers or other collateral, including recoveries, amounts available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. The trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted student loans, which have historically been used to replenish a particular trust's pledge fund, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and claims of unsecured creditors. In addition, TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. Any of these developments would decrease materially our service receivables and could further harm our ability to structure securitizations in the future.

         Prepayment and Default Trends.    Although it can be difficult to discern trends in the overall portfolio, we observed that prepayment rates generally rose for the first three quarters of fiscal 2008 and generally fell during the last quarter of fiscal 2008. We estimate that prepayment rates decreased by more than 20% from the third fiscal quarter to the fourth fiscal quarter, primarily due, we believe, to an increase in the spread between LIBOR and prevailing mortgage rates and a slow down in loan consolidation activities. There is a lag between certain indicators and their effect on prepayment rates. During the twelve months ended June 30, 2008, defaults generally increased in our securitized loan portfolio, causing us to adjust upward our assumed gross assumptions, from 9.38% to 14.83%, and our net default assumptions, from 5.63% to 7.71%. We believe that defaults trended higher during fiscal 2008 compared to fiscal 2007 primarily as a result of the generally adverse consumer credit trends and a material increase in the number of loans in early repayment status. Student loans tend to experience higher rates of delinquencies and defaults in the early years of repayment compared to later years. Over the past five months, we have implemented several collections initiatives, including "early awareness" campaigns and increased focus on early stage delinquencies, which we expect to reduce delinquencies and, ultimately, defaults. We remain uncertain of their effect, however, and we concluded that despite apparently good initial results, it would be premature to discern positive long-term trends as of June 30, 2008.

         Outlook.    We continue to believe that private student loans are an important source of college funding. College attendance is high, the overall cost of college continues to rise, government supported loans are limited. Added pressure for funding education may also result from declining home values and the unavailability of home equity loans that have been a source of funding for education in the past. We believe that borrowers will need responsible private student loan solutions after exhausting all available scholarships, grants and federal aid. Moreover, the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional non-governmental providers of federal loans, and we believe that we will continue to see competitors and potential competitors exit the student loan industry.

        We have recently developed alternatives to the loan guaranty and loan origination services that TERI has historically provided to our clients. We have developed a private label loan program that would not require a guaranty from a third party, and we have begun to offer outsourced loan origination services, marketing services and portfolio management services on a stand-alone basis. These initiatives will be critical in order to grow our revenues and client base in the future. Compared to past TERI-guaranteed loan programs, the new private label loan program has been designed to have more selective underwriting criteria, higher borrower pricing and a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. We are uncertain of the level of interest from former, current or prospective clients with regard to the new program or the offered services. Union Federal is not, as of August 28, 2008, able to meaningfully fund loan origination in the private label loan program due to its current lack of funding capacity.

        Although significant uncertainty exists regarding the success or market acceptance of our new products and services and our ability to access the securitization markets, we believe that our experience in the private student loan industry, coupled with the liquidity provided by the recent equity investment by affiliates of GSCP positions us to be successful in the future.

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

        At June 30, 2008, the principal balance of loans facilitated and available to us for securitization was approximately $3.4 billion. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If we fail to facilitate a purchase in breach of our obligations, our damages would be limited under the terms of certain of our purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

        Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. The TERI Reorganization constitutes a "market disruption event" under certain of these purchase agreements, suspending our contractual obligation to close a securitization with respect to approximately $1.6 billion of our facilitated loan volume available for securitization as of June 30, 2008, excluding approximately $494 million of loan volume originated by Union Federal. Our purchase agreements applicable to approximately $1.3 billion of the facilitated loan volume available for securitization as of June 30, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time.

        We have received several types of fees in connection with our past securitization services:

  •
  Structural advisory fees.    We have charged structural advisory fees that were to be paid in two portions:
  •
  Up-front.    We received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, we structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans that we facilitated during fiscal 2008, these fees were 8.7% of the aggregate principal and accrued interest of the loans securitized. For the securitizations of TERI-guaranteed loans we facilitated in fiscal 2007, these fees ranged from 11.7% to 13.1% of the aggregate principal and accrued interest of the loans securitized. The four private label loan trusts we facilitated in fiscal 2007 issued Triple B-rated securities, the only such issuances by any of our securitizations trusts. The issuance of Triple B-rated securities enabled us to increase the up-front structural advisory fee yield, with a decrease in the amount of residuals we expect to receive, from these securitization transactions. We are uncertain as of August 28, 2008 whether the fee structure that we have historically used will be used in any future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term; and

    •
    Additional.    We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We generally become entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105.5%. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—TERI's Ability to Pay Claims."

    At June 30, 2008, we expect to receive the additional fees beginning five to sixteen years after the date of a particular securitization transaction. In addition, stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular private label loan trust is determined at the time of securitization. Actual parity ratios of our private label loan trusts as of June 30, 2008 ranged from 93.1% to 101.3%. Please refer to exhibit 99.2 to this annual report for additional information on actual trust parity ratios as of June 30, 2008.

  •
  Residual.    We also have the right to receive a portion of the residual interests that these private label loan trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and generally entitles us to receive 66% to 88% of the net cash flows of the particular private label loan trust once a parity ratio of 103% to 105.5%, depending on the particular trust, is reached and maintained. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—TERI's Ability to Pay Claims."

    Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, at June 30, 2008, we expect to receive the residuals beginning approximately five to seventeen years after the date of a particular securitization.

  •
  Administrative and other fees.    Our administrative and other fees are derived primarily from two sources: (a) our subsidiary, First Marblehead Data Services, Inc., receives fees for its services in administering securitization trusts, including their daily management and obtaining information from loan servicers and reporting this and other information to the parties related to the securitization, and (b) our subsidiary, Union Federal, receives marketing fees upon the securitization of its education loans. In addition, we are reimbursed for out of pocket costs we received at the time of securitization related to marketing coordination services performed for some of our clients. Our fees for performing the administrative services range from 5 to 20 basis points per year based on the student loan balance in the trust.

Processing Fees from TERI

        Historically, we provided outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognized as revenue the monthly reimbursement that TERI provided us for the expenses we incurred in providing these services. During fiscal 2008, we received $126.5 million in processing fees from TERI pursuant to the master servicing agreement. On June 23, 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement. As a result of the order, the master servicing agreement was terminated effective as of May 31, 2008. As a result of the termination, we will not receive processing fees from TERI pursuant to the master servicing agreement for any period after May 31, 2008. In addition, we have a claim with regard to $16.9 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's bankruptcy petition. The order, however, approved a motion by TERI to enter into a transition services agreement with us with a term until September 30, 2008. Effective on June 1, 2008, we began receiving fees from TERI as set forth in the transition services agreement.

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

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital market transactions that we have facilitated and, to a lesser extent, the seasonality of student loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. The variability of our quarterly revenue and operating results has increased and may continue to increase as a result of current conditions in the capital markets and lower levels of facilitated loan volumes. In fiscal 2007, we facilitated one securitization in each of the first, second and third quarters and two securitizations in the fourth quarter. We facilitated two securitization transactions in the first quarter of fiscal 2008, but we did not conduct a securitization transaction during the second, third or fourth quarters of fiscal 2008. A continuing inability to access the capital markets, variations in the size, structure or economic terms of any future transactions, or the level of our facilitated loan volumes and operating expenses, could continue to materially adversely affect and result in increased variability of our operating results on a quarterly basis.

        The following tables set forth our quarterly revenue and net income (loss) for each quarter of fiscal 2008 and 2007:

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$379,962	$(122,810)	$(251,788)	$(33,773)	$(28,409)
Net income (loss)	168,820	(117,675)	(229,550)	(56,671)	(235,076)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Total revenues	$302,945	$197,766	$180,163	$199,830	$880,704
Net income	141,008	81,151	71,172	78,000	371,331

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

        Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2008, which are attached as Appendix A to this annual report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

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

  Service Revenue and Receivables

        For a discussion of our revenue recognition policies, see "—Recognition and Valuation of Service Revenue" above.

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

  •
  expected annual rate and timing of loan defaults, and TERI's ability to pay default claims;

  •
  expected recoveries of defaulted loans, including use of recoveries to replenish trusts' pledged funds;

  •
  the source and amount of guaranty payments made on defaulted loans; and

  •
  fees and expenses of the securitization trusts.

        We base these estimates on our proprietary historical data, publicly available third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors are more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our estimates, can have a material effect on our valuations.

        We have posted to our website, and filed as exhibit 99.1 to this annual report, static pool data as of June 30, 2008, including actual borrower payment status, delinquency, cumulative loss and prepayment data as of June 30, 2008 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this annual report, a supplemental presentation of certain historical trust performance data, including channel-specific loans available for securitization by fiscal year, parity ratios by trust, net recovery rates by trust, FICO score, which is a measure of credit risk, ranges by year of origination and by channel, FICO score distributions for loans disbursed since January 1, 2008, payment status by trust and six-month rolling prepayment rates by trust.

        The following table shows the approximate weighted average assumptions for loan performance at June 30, 2008, 2007 and 2006 for our private label loan trusts:

				Percentage discount rate
	Percentage rate
				Structural advisory fees
June 30,	Default	Recovery	Prepayments		Residuals
2008	14.83%	48%	8.40%	9.72%	14.88%
2007	9.38%	40%	8.00%	7.02%	11.81%
2006	9.22%	40%	7.00%	7.16%	12.00%

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers and select what we believe to be appropriate loan performance assumptions based on those tiers. Past TERI-guaranteed private label loan programs, under which approximately 77% of the borrowers have a creditworthy cosigner, typically a family member, had an extensive credit underwriting process.

         Net Default Rates.    The net default rate is calculated as the weighted average for all of our private label securitization trusts of:

  •
  the estimated cumulative principal balance, including capitalized interest, of defaulted student loans over the life of a trust, which we refer to as the endpoint defaults, minus the estimated cumulative amount of recoveries on defaulted loans over the life of the trust; divided by

  •
  the original principal balance, including capitalized interest, of loans held by the trust.

A securitization trust may have a life of over 24 years, based on a lifecycle for student loans that includes borrowers' in-school deferment, grace, repayment and forbearance periods. Higher levels of loan defaults are generally expected to occur in the early years of a trust, as loans enter repayment. Recoveries on defaulted loans are expected to lag defaults by months or years, with cumulative recoveries increasing gradually over an extended period of time later in the life of a trust. As a result, at a single point in time, particularly early in the life of a trust, a trust may experience an actual net default rate that is higher than the estimated endpoint net default rate for that trust. For the same reason, we assess the actual current net default rates against an expected default timing curve, which reflects the expected speed of defaults over the life of a trust. The shape of the default curve is based in part on our proprietary database of more than 20 years of loan performance information, reflecting data through a variety of economic cycles, and influences the estimated endpoint defaults, which in turn influence the net default rate.

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

        During the fourth quarter of fiscal 2008, we increased our weighted average gross default rate from 14.77% to 14.83%. We have historically derived endpoint default rates taking into account the underwriting criteria and marketing channel of the loan. Beginning in the fourth fiscal quarter, we further enhanced our model to take into account the current pipeline of delinquencies, through delinquency flow assumptions that we believe will better predict defaults expected over the subsequent six months. In addition, we further enhanced our model including the "multiplier" that enables us to model the shape of the default timing curve based on economic and other factors subsequent to the delinquency timeframes. As a result, we believe our default timing curve more closely tracks actual results and enables us to apply multipliers to adjust for events or economic cycles that we may experience in the future. For the fourth quarter of fiscal 2008, the increase in our weighted average gross default rate resulted in a decrease of approximately $7.7 million in the estimated fair value of our residuals receivable and a decrease of approximately $62,000 in the estimated fair value of our additional structural advisory fees receivable. For all of fiscal 2008, the increase in our weighted average gross default rate and changes to our timing curve resulted in a decrease of approximately $49.9 million in the estimated fair value of our residuals receivable and a decrease of approximately $3.0 million in the estimated fair value of our additional structural advisory fees receivable.

         TERI's Ability to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as trigger events, in which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the trigger event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a trigger event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. Under certain of the indentures, a trigger event would not occur even if cumulative loan defaults exceed the specified level if TERI continues to pay claims on defaulted loans and, in the case of certain indentures, is solvent. As a result of the TERI Reorganization, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the segregated reserve account pledged to the trust by TERI as collateral for TERI's guaranty obligations, assuming that recoveries on defaulted loans would replenish such accounts. Previously, we assumed that TERI would pay default claims on a timely basis and that no default trigger event would occur. Although the overall expected cash flows generated by the trusts would improve as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us in respect of its additional structural advisory fees and residuals would be delayed, reducing their estimated fair value. The change in our assumptions with regard to TERI's ability to pay claims resulted in a decrease in the estimated fair value of our residuals receivable of $219.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $0.5 million during the third quarter of fiscal 2008.

         Prepayment Rates.    We compute prepayments as the difference between the total amount of payments, both principal and interest, received from or on behalf of a borrower and the amount of principal and interest billed to the borrower during the same period. To convert this dollar amount into a rate, we divide these amounts by the dollar amounts that could possibly have been repaid during that period and annualize the result. This approach results in a rate that is expressed as a conditional prepayment rate, or CPR. The CPR is essentially an estimate of the likelihood that a loan will be prepaid during a period, given that it has not previously defaulted or been prepaid. The prepayment rate can be significantly different at different points in time over the life of a trust, or any pool of loans, because the prepayment rate for a given cohort of loans will vary with their seasoning.

        A loan in deferment is expected to have a low likelihood of being prepaid. A loan is expected to have a higher likelihood of being repaid during the first, compared to the second, year of repayment. However, after the second year, as a loan becomes more seasoned, the likelihood of a prepayment is expected to increase further, as borrowers increase their earnings power and their ability to partially or fully prepay their loans, or as they establish better credit and are offered more opportunities to consolidate their student loans.

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

        During the fourth quarter of fiscal 2008, we developed multiple prepayment curves based on credit tiers through the first seven years of the life of the loan, rather than utilizing a single average prepayment curve, to assess our prepayment rate assumption. The model generally demonstrated that loans in higher credit tiers have a higher rate of prepayment than loans in lower credit tiers. Although this change did not result in an adjustment to the average prepayment rate assumption of 8.4% during the fourth fiscal quarter, the average interest rate on securitized loans is projected to increase as a result of retirement of loans with lower interest rates more quickly than loans with higher interest rates. Use of the enhanced model resulted in an increase of approximately $11.8 million in the estimated fair value of our residuals receivable. We continue to monitor actual prepayment rates against our expectations and will make such future adjustments to our assumptions as we believe are necessary at each balance sheet date.

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

        Based on deteriorating conditions in the ABS market, we reverted to a discount rate of 12% in the first quarter of fiscal 2008 in estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities. This increase in the aggregate average discount rate resulted in a decrease in the estimated fair value of our residuals receivable of $25.2 million which we recognized in the first quarter of fiscal 2008. During the second quarter of fiscal 2008, in response to continued deterioration in the ABS market, we increased the discount rate used to estimate the fair value of residuals receivable by 100 basis points. As a result, we applied a discount rate of 13% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 14% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. The increase in the discount rate assumption resulted in a decrease in the estimated fair value of our residuals receivable of $46.5 million during the second quarter of fiscal 2008.

        During the third quarter of fiscal 2008, in response to a further deterioration in the ABS market and revised assumptions regarding TERI's ability to pay guaranty claims from its general reserves, we increased the discount rate used to estimate the fair value of residuals receivable by 50 basis points. As a result, we applied a discount rate at March 31, 2008 of 13.5% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 14.5% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. This increase in the discount rate resulted in a decrease in the estimated fair value of our residuals receivable of $20.6 million during the third quarter of fiscal 2008.

        At June 30, 2008, due to the continued dislocation in the capital markets environment and the private student loan securities sector, we increased the discount rate by 100 basis points. We applied a discount rate of 14.5% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 15.5% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities, which resulted in a decrease of $36.9 million in the estimated fair value of our residuals during the fourth quarter of fiscal 2008.

         Discount Rate—Additional Structural Advisory Fees.    Historically, we have based the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. Prior to the second quarter of fiscal 2008, we believed that a spread of 200 basis points was an appropriate discount rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. From June 30, 2006 to June 30, 2008, the 10-year U.S. Treasury Note rate decreased 117 basis points. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value. During the second quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities, we increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that we used to estimate the fair value of our additional structural advisory fees. As a result, we applied a discount rate at December 31, 2007 of 7.02%, compared to a discount rate at September 30, 2007 of 6.59%. The net increase in the discount rate assumption resulted in a decrease in the estimated fair value of our additional structural advisory fee receivable of $8.1 million during the second quarter of fiscal 2008.

        Between December 31, 2007 and March 31, 2008, the 10-year U.S. Treasury Note rate decreased 61 basis points. In addition, during the third quarter of fiscal 2008, in response to continued deterioration in the market for structured and corporate debt securities and revised assumptions regarding TERI's ability to pay guaranty claims from its general reserves, we increased by 100 basis points the spread over the 10-year U.S. Treasury Note rate that we use to estimate the fair value of our additional structural advisory fees. As a result, we applied a discount rate at March 31, 2008 of 7.41%, based on the U.S. Treasury Note rate plus 400 basis points, compared to a discount rate at December 31, 2007 of 7.02%, based on the U.S. Treasury Note rate plus 300 basis points. The net increase in the discount rate resulted in a decrease in the estimated fair value of our additional structural advisory fees net receivable of $15.7 million during the third quarter of fiscal 2008.

        As a result of the continued dislocation in the capital markets environment and the private student loan ABS sector, at June 30, 2008, we increased the spread from 400 basis points to 575 basis points over the 10-year U.S. Treasury Note rate to estimate the fair value of our additional structural advisory fees. In addition, between March 31, 2008 and June 30, 2008, the 10-year U.S. Treasury Note rate increased by 56 basis points. As a result, we applied a discount rate at June 30, 2008 of 9.72%, compared to a discount rate at March 31, 2008 of 7.41%. The increase in the discount rate resulted in a decrease in the estimated fair value of our additional structural advisory fees net receivable of approximately $29.7 million during the fourth quarter of fiscal 2008.

         Auction Rate Note Interest Rates.    Five private label loan trusts have issued auction rate notes to finance the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auction. At December 31, 2007, we used a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. Historically, the spread over LIBOR used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We expect these higher actual rates to persist, resulting in a larger spread over LIBOR for a longer period of time than we had previously estimated. As a result, we revised the spread over LIBOR that we used to estimate the fair value of our residuals and additional structural advisory fees receivables to better reflect the expected spreads over LIBOR in the future. The change in our auction rate assumption resulted in a decrease in the estimated fair value of our residual receivable of $34.3 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $86,000 during the second quarter of fiscal 2008.

        During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody's and AA- by S&P or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A3 by Moody's and A- by S&P, based on the ratings assigned to the auction rate notes as of August 28, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch and bear interest at a maximum rate that is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least AA- by Fitch as of August 28, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A- by Fitch as of August 28, 2008. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes will continue to bear interest at these current maximum spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000 as a result of our change in the auction rate notes assumption. We maintained our assumptions as of June 30, 2008.

        It is possible, in the event of certain ratings agency actions, that these maximum spreads can increase further. If any auction rate note were to be rated below Aa3 but at least A3 by Moody's, and below AA- but at least A- by S&P and Fitch, as applicable, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 by Moody's and below A- by S&P and Fitch, as applicable, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

        If auctions do not fail, but the interest rate determined pursuant to the auction procedures exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate. The amount of the "excess" interest, however, would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to our additional structural advisory fees and residual interest in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest. In estimating the fair value of our service receivables, we have assumed that no trust will accrue carryover interest.

         Fees and Expenses.    Beginning in the fourth quarter of fiscal 2008, we took into account default prevention and other collections-related costs into our estimates of the fair value of our additional structural advisory fees and residuals receivable. Previously, these costs were reimbursed by TERI pursuant to the master loan guaranty agreement and were excluded from our valuation model. In light of the termination of the master loan guaranty agreement effective as of May 31, 2008, however, we no longer receive reimbursement for such expenses. At June 30, 2008, we estimated the aggregate costs necessary to achieve our gross default rate assumption, which resulted in a decrease in the estimated fair value of our residual receivable of $15.9 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $0.2 million during the fourth quarter of fiscal 2008.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement, including payments as a result of loan consolidation activity. If amounts in the segregated reserve accounts pledged to securitization trusts by TERI were unavailable to pay the trust's default claims or if recoveries on defaulted loans were not used to replenish such accounts, or if net defaults increase beyond the level of expected third party reimbursement assumptions, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts' student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

        The following table shows our loan performance assumptions and service receivables balances at June 30, 2008 and estimated changes that would result from changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2008. We also discuss below the effect on the fair value of the structural advisory fees and residuals receivables of changes in the assumed spread between 1-month LIBOR rates and auction rates.

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

			Management assumption and receivables balance at June 30, 2008
	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	12.48%	13.66%	14.83%	16.00%	17.18%
Total structural advisory fees	$127,741	$120,411	$113,842	$110,478	$107,847
Change in receivables balance	12.21%	5.77%		(2.96)%	(5.27)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total structural advisory fees	$111,016	$111,500	$113,842	$115,609	$117,571
Change in receivables balance	(2.48)%	(2.06)%		1.55%	3.27%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total structural advisory fees	$118,363	$116,044	$113,842	$111,781	$109,810
Change in receivables balance	3.97%	1.93%		(1.81)%	(3.54)%
Discount rate:
Management assumption	7.78%	8.75%	9.72%	10.69%	11.66%
Total structural advisory fees	$137,658	$125,099	$113,842	$103,746	$94,680
Change in receivables balance	20.92%	9.89%		(8.87)%	(16.83)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$95,427	$104,419	$113,842	$123,806	$134,192
Change in receivables balance	(16.18)%	(8.28)%		8.75%	17.87%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through June 30, 2008. As a result,

  application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 14.83%.

			Management assumption and receivables balance at June 30, 2008
	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	12.48%	13.66%	14.83%	16.00%	17.18%
Total residual receivables	$401,455	$342,174	$293,255	$254,368	$225,983
Change in receivables balance	36.90%	16.68%		(13.26)%	(22.94)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total residual receivables	$262,988	$273,973	$293,255	$307,344	$329,662
Change in receivables balance	(10.32)%	(6.57)%		4.80%	12.42%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total residual receivables	$323,553	$308,065	$293,255	$279,175	$265,571
Change in receivables balance	10.33%	5.05%		(4.80)%	(9.44)%
Discount rate:
Management assumption—non-Triple-B trusts	11.60%	13.05%	14.50%	15.95%	17.40%
Management assumption—Triple-B trusts	12.40%	13.95%	15.50%	17.05%	18.60%
Total residual receivables	$416,506	$348,682	$293,255	$247,794	$210,376
Change in receivables balance	42.03%	18.90%		(15.50)%	(28.26)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual receivables	$259,232	$277,013	$293,255	$308,231	$320,116
Change in receivables balance	(11.60)%	(5.54)%		5.11%	9.16%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through June 30, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 14.83%.

        Outstanding auction rate notes bear interest at a maximum rate, which is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody's and AA- by S&P, or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A3 by Moody's and A- by S&P, based on the ratings assigned to the auction rate notes as of August 28, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch and bear interest at a maximum rate that is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least AA- by Fitch as of August 28, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A- by Fitch as of August 28, 2008. It is possible, in the event of certain ratings agency actions, that these maximum spreads can increase further. If any auction rate note were to be rated below Aa3 but at least A3 by Moody's, and below AA- but at least A- by S&P and Fitch, as applicable, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 by Moody's and below A- by S&P and Fitch, as applicable, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

        If all outstanding auction rate notes that currently bear interest at LIBOR plus 1.50% were to continue to bear interest at LIBOR plus 1.50%, but all outstanding auction rate notes that currently bear interest at LIBOR plus 2.50% were instead to bear interest at LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $3.3 million, or 1.1%, and the estimated fair value of our additional structural advisory fees would decrease by $0.1 million, or 0.1%, from their current valuations. If all outstanding auction rate notes that currently bear interest at LIBOR plus 1.50% were instead to bear interest at LIBOR plus 2.50%, and all outstanding auction rate notes that currently bear interest at LIBOR plus 2.50% were instead to bear interest at LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $43.3 million, or 14.8%, and the estimated fair value of our additional structural advisory fees would decrease by $0.9 million, or 0.8%, from their current valuations. See "Risk Factors" under Item 1A of Part I of this annual report for additional information regarding our trusts' auction rate notes.

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

  •
  we did not have substantially all the risks and rewards of ownership, as TERI provided substantially all of the student loan guarantees;

  •
  we were a facilitator of securitization transactions, for which we received market-based fees, and we were not the transferor of assets to the securitization trusts; and

  •
  our continuing involvement in the trusts was limited to a passive residual interest and our role as an administrator for the trust for which we receive market-based fees.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, we applied Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46, in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At June 30, 2008, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has embarked upon a project to amend FASB Statement No. 140 that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46R. The FASB is expected to issue an exposure draft on this topic and the ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

Results of Operations

Years ended June 30, 2008, June 30, 2007 and June 30, 2006

Revenue Related to Securitization Transactions

        We primarily offer services in connection with private label education loan products offered through two marketing channels: (a) direct to consumer, which generally refers to programs that lenders market directly to prospective borrowers and their families, and (b) school channel, which refers to programs that lenders market indirectly to student borrowers and their families through educational institutions. In either case, lenders may engage third parties that are not themselves lenders but which market loans on behalf of lenders that fund the loans. We refer to these third parties as loan marketers, and we refer to the lenders that fund these loans as program lenders.

        We facilitated two securitization transactions in the first quarter of fiscal 2008 and no securitizations during the second, third or fourth fiscal quarters. During fiscal 2007, we facilitated one securitization in each of the first, second and third fiscal quarters and two securitizations in the fourth fiscal quarter. Our estimates of the allocation by marketing channel of our securitization revenues for fiscal 2008, 2007 and 2006, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

					Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized			Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(3)
	(dollars in millions)
September 2007	Direct to consumer	$1,640	(1)	81%	9.6%	1.2%	6.6%	17.3%
	School channel	387	(1)	19	5.1	1.2	2.5	8.8

	Total	$2,027	(1)

Fiscal 2008	Blended yield(2)				8.7	1.2	5.8	15.7
June 2007	Direct to consumer	$619		81%	12.6%	1.1%	5.9%	19.6%
	School channel	148		19	7.9	1.1	2.2	11.2

	Total	$767

	Blended yield(2)				11.7	1.1	5.2	18.0
March 2007	Direct to consumer	$583		75	14.7	1.2	5.2	21.1
	School channel	193		25	8.5	1.2	2.0	11.6

	Total	$776

	Blended yield(2)				13.1	1.2	4.4	18.7
December 2006	Direct to consumer	$676		93	12.6	1.2	7.0	20.8
	School channel	48		7	7.3	1.2	2.1	10.6

	Total	$724

	Blended yield(2)				12.2	1.2	6.7	20.1
September 2006	Direct to consumer	$973		70	14.7	1.2	5.1	21.0
	School channel	413		30	7.3	1.2	1.7	10.2

	Total	$1,386

	Blended yield(2)				12.5	1.2	4.1	17.8
Fiscal 2007	Blended yield(2)	$3,653			12.4	1.2	4.9	18.5

June 2006	Direct to Consumer	$490		89%	8.8%	1.5%	8.0%	18.3%
	School Channel	62		11	5.8	1.2	3.2	10.2

	Total	$552

	Blended Yield(2)				8.4	1.5	7.5	17.4
March 2006	Direct to Consumer	$527		71	8.7	1.2	7.7	17.5
	School Channel	214		29	5.9	1.2	3.2	10.3

	Total	$741

	Blended Yield(2)				7.9	1.2	6.4	15.5
October 2005	Direct to consumer	$921		73	8.8	1.2	7.5	17.5
	School channel	344		27	4.1	1.2	2.6	7.8

	Total	$1,265

	Blended yield(2)				7.5	1.2	6.2	14.9
Fiscal 2006	Blended Yield(2)	$2,558			7.9	1.2	6.5	15.6

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

        Market demand for private student loan asset-backed securities has been volatile, and we believe does not exist for TERI-guaranteed loans as of August 28, 2008. This volatility, and absence of demand for private student loan asset-backed notes, has negatively affected, and will likely continue to negatively affect, the cost and availability of certain financing structures previously utilized in the securitization transactions that we have facilitated, including the issuance of subordinate classes of asset-backed securities. In addition, we are uncertain as of August 28, 2008 whether the fee structure that we have historically used in facilitating securitization transactions will be used in future securitizations. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near-term.

  Up-front structural advisory fees

        The up-front component of structural advisory fees decreased to $179.1 million during fiscal 2008 from $457.4 million in fiscal 2007 and $208.2 million in fiscal 2006. The decrease in up-front structural advisory fees between fiscal 2008 and fiscal 2007 was due to a decrease in securitization volume and a decrease in up-front structural advisory fees as a percentage of the private label loan volume securitized, or up-front structural advisory fee yield. We facilitated two securitizations during fiscal 2008, each completed during the first fiscal quarter, compared to five securitizations during fiscal 2007. The private label securitization trusts that we facilitated in fiscal 2007 issued Triple B-rated securities, resulting in a higher up-front structural advisory fee yield compared to the securitization trusts we facilitated in fiscal 2008, which did not issue Triple B-rated securities. The increase in up-front structural advisory fees between fiscal 2007 and fiscal 2006 was primarily due to an increase in up-front structural advisory fee yield and an increase in securitization volume.

        The following table reflects the year-over-year changes in up-front structural advisory fees attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the receipt of cost of issuance funds for fiscal 2008, 2007 and 2006:

	Up-front structural advisory fees
Fiscal Year	Total volume of loans securitized	Change attributable to change in securitization volume	Change attributable to change in fee yield and loan mix	Receipt of cost of issuance funds	Total change
	(in thousands)
2008	$2,027,079	$(209,392)	$(69,123)	$269	$(278,246)
2007	3,750,043	73,988	174,550	636	249,174
2006	2,762,368	36,932	2,841	239	40,012

        The receipt of cost of issuance funds represents the receipt of remaining funds in a trust's cost of issuance account once the trust has paid all costs associated with its issuance of ABS.

  Additional structural advisory fees

        The additional component of structural advisory fees decreased to $(19.8) million in fiscal 2008 from $45.3 million in fiscal 2007 and $34.9 million in fiscal 2006. The decrease in additional structural advisory fees between fiscal 2008 and fiscal 2007 was primarily due to the changes in assumptions we use to estimate the fair value of our additional structural advisory fees and, to a lesser extent, decreased securitization volume between fiscal 2008 and fiscal 2007. The increase in additional structural advisory fees between fiscal 2007 and fiscal 2006 was primarily due to increases in the aggregate securitization volume.

        The following table reflects the year-over-year changes in additional structural advisory fees attributable to the changes in securitization volume, changes in fee yield and loan mix, and the updates to prior trusts for fiscal 2008, 2007 and 2006:

	Additional structural advisory fees
Fiscal Year	Total volume of loans securitized	Change attributable to change in securitization volume	Change attributable to change in fee yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
2008	$2,027,079	$(20,288)	$608	$(45,469)	$(65,149)
2007	3,750,043	12,044	(1,744)	121	10,421
2006	2,762,368	6,080	85	(526)	5,639

        The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the fiscal years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Fair value at beginning of period	$133,644	$88,297	$53,371
Additions from new securitizations	24,304	43,984	33,685
Trust updates
Passage of time (fair value accretion)	10,258	7,503	4,347
Assumption changes:
Increase in timing and average prepayment rate	(3,535)	(3,529)	—
Increase in discount rate	(53,515)	—	—
Increase in timing and average default rate	(2,961)	—	—
Other factors	5,647	(2,611)	(3,106)

Net change from trust updates	(44,106)	1,363	1,241

Fair value at end of period	$113,842	$133,644	$88,297

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect, as of August 28, 2008, to begin to receive approximately five to sixteen years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We also make assumptions about the pledged fund, including periodic replenishments thereof; the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        During fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $44.1 million. During fiscal 2007, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $1.4 million. The decrease in fiscal 2008 was primarily due to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly increases in our discount, prepayment and default rate assumptions, which more than offset the accretion of discounting inherent in the fair value estimates. The increase during fiscal 2007 compared to fiscal 2006 was primarily due to the accretion of the discounting inherent in the fair value estimates, offset in part by the impact of an increase in our assumption regarding future prepayments that we used to estimate the fair value of the receivable and the effect of higher prepayment rates than we had estimated would occur during the period.

        For a discussion of changes we made during fiscal 2008 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

  Residuals

        Service revenues from residuals decreased by $584.1 million, to ($371.9) million in fiscal 2008 from $212.3 million in fiscal 2007 and $205.5 million in fiscal 2006. The decrease in service revenues from residuals in fiscal 2008 compared to fiscal 2007 was primarily a result of changes we made to certain assumptions we use to estimate the value of our residuals receivable in fiscal 2008 and, to a lesser extent, a decrease in securitization volume, offset in part by the impact of a higher up-front structural advisory fee yield in the fiscal 2007 period. The issuance of Triple B rated securities in the private label securitizations completed during fiscal 2007 enabled us to increase the up-front structural advisory fee yield, but decreased the amount of residuals we expect to receive, from these securitizations. The increase in service revenues from residuals in fiscal 2007 compared to fiscal 2006 was primarily a result of an increase in securitization volume, the positive impact of accretion of the discounting inherent in the fair value estimates due to the passage of time and a decrease in the discount rate assumption we used to value the residual receivable for certain securitization trusts, offset in part by the impact of a higher up-front structural advisory fee yield in fiscal 2007 compared to fiscal 2006 and an increase in our assumption for future prepayments that we used to value the residual receivable during fiscal 2007.

        The following table reflects the changes in residuals attributable to the changes in securitization volume, changes in the fee yield and loan mix, and the updates to prior trusts for the years ended June 30, 2008, 2007 and 2006:

		Residuals
Fiscal Year	Total volume of loans securitized	Change attributable to change in securitization volume	Change attributable to change in yield and loan mix	Change attributable to trust updates	Total change
	(in thousands)
2008	$2,027,079	$(84,016)	$18,244	$(518,380)	$(584,152)
2007	3,750,043	63,396	(57,961)	1,309	6,744
2006	2,762,368	26,775	29,347	10,646	66,768

        The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Fair value at beginning of period	$665,115	$452,823	$247,275
Additions from new securitizations	116,972	182,744	177,309
Trust updates
Passage of time (present value accretion)	75,070	66,428	39,950
Assumption changes:
Increase in timing and average prepayment rate	(34,765)	(36,236)	—
Increase in discount rate	(129,169)	—	—
(Increase) decrease in timing and average default rate	(49,929)	26,680	—
Increase in auction rate note spread	(93,813)	—	—
TERI's inability to pay claims	(219,553)	—	—
Increase in delinquency and collection costs	(15,946)	—	—
Other factors	(20,727)	(27,324)	(11,711)

Net change from trust updates	(488,832)	29,548	28,239

Fair value at end of period	$293,255	$665,115	$452,823

        As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we consider in our estimates. We also make assumptions about the pledged fund, including periodic replenishments thereof, the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        Our estimates of the fair value of our residuals receivable resulted in a decrease in their aggregate carrying value of approximately $488.8 million in fiscal 2008 and an increase of $29.6 million in fiscal 2007. The decrease in fiscal 2008 was due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our residuals receivable, particularly, a change in our assumption relating to TERI's inability to pay guaranty claims from its general reserves, an increase in our projected cost of funding of auction rate notes and an increase in our discount rate assumption. The negative impact of these changes to our assumptions, between fiscal 2008 and fiscal 2007, more than offset the positive impact of the passage of time. For a discussion of our decision during fiscal 2008 to change the assumptions we use to estimate the fair value of our residual receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables." During fiscal 2007, the positive impact of the passage of time and the decrease in our discount rate assumption was offset by the net negative impact of changes to the prepayment assumptions we used to estimate the fair value of this receivable as well as the negative impact of other factors, including the negative impact of a higher rate of prepayments during the fiscal 2007 than we had estimated would occur.

  Processing fees from TERI

        Processing fees from TERI decreased to $126.5 million in fiscal 2008 from $134.8 million in fiscal 2007. Processing fees from TERI were $106.1 million in fiscal 2006. The decrease in fiscal 2008 compared to fiscal 2007 was primarily due to the impact of the TERI Reorganization, which partially offset increased reimbursable expenses required to process an increased volume of loans that we actively disbursed during fiscal 2008 compared to fiscal 2007. The volume of private label loans we actively disbursed increased to $4.5 billion in fiscal 2008 from $3.8 billion in fiscal 2007. Our inability to access the securitization markets, together with the TERI Reorganization, resulted in termination or suspension of a number of our clients' private loan programs during fiscal 2008, including the programs of JPMorgan Chase, Bank of America and RBS. In addition, we expect the loan origination agreements or guaranty agreement that TERI has with a significant number of our other clients to be terminated in the context of the TERI Reorganization. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves, which would result in decreased facilitated loan volumes. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement, pursuant to which we received processing fees from TERI. As a result of the order, the master servicing agreement was terminated effective May 31, 2008, and we will not receive processing fees from TERI pursuant to the master servicing agreement for any period after May 31, 2008. In addition, we have a general unsecured claim with regard to $16.9 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's bankruptcy petition. Effective June 1, 2008, we began receiving a decreased level of fees from TERI pursuant to a transition services agreement, which will terminate on September 30, 2008. We expect to receive approximately $600,000 to $800,000 per month pursuant to the transition services agreement during its term, although TERI has the right to terminate any specific service provided pursuant to the transition services agreement upon 10 business days notice to us. We do not expect to receive any processing fees from TERI after such date.

        Processing fees from TERI increased to $134.8 million in fiscal 2007 from $106.1 million in fiscal 2006. The increase was primarily due to increased reimbursable expenses required to process the increased volume of private label loans that we actively disbursed during fiscal 2007. The volume of private label loans we actively disbursed increased to $3.8 billion in fiscal 2007 from $2.8 billion in fiscal 2006.

  Administrative and other fees

        Administrative and other fees increased to $32.0 million in fiscal 2008 from $21.5 million in fiscal 2007 and $8.8 million in fiscal 2006. The increase was primarily due to increased reimbursed expenses that we generated between periods from marketing coordination services provided to some of our clients and marketing fees earned by us from the securitization of our proprietary brand loans. To a lesser extent, the increase was due to increasing student loan balances in the securitization trusts during fiscal 2008 compared to fiscal 2007 and fiscal 2006. We generated approximately $24.6 million in marketing fees and reimbursable expenses from marketing coordination services in fiscal 2008, compared to approximately $15.6 million in marketing fees and reimbursable expenses from marketing coordination services in fiscal 2007 and $4.0 million in marketing fees and reimbursable expenses from marketing coordination services in fiscal 2006. We earned administrative fees for the daily management of the securitization trusts of approximately $7.3 million in fiscal 2008, $5.8 million in fiscal 2007 and $4.2 million in fiscal 2006.

Net Interest Income

        Net interest income increased to $25.6 million in fiscal 2008 from $9.4 million in fiscal 2007 and $5.5 million in fiscal 2006. The increases were primarily due to higher average cash balances available for investment and net interest income earned by our subsidiary, Union Federal, of $19.1 million during fiscal 2008 and $0.4 million during fiscal 2007. Net interest income earned by Union Federal was primarily derived from student loans held for sale during fiscal 2008 and fiscal 2007.

        The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the year ended June 30, 2008 and 2007. This table reflects the net interest margin for all balance sheet assets.

Consolidated Average Balance Sheet, Interest and Rates
(Taxable-Equivalent Interest and Rates, in thousands, except rates)

	Year ended June 30,
	2008			2007
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
Assets
Cash and cash equivalents—taxable	$86,508	$3,185	3.68%	$123,078	$6,310	5.13%
Cash and cash equivalents—tax exempt	16,224	512	4.86	14,055	475	5.20
Federal funds sold	54,272	1,761	3.24	5,880	328	5.58
Investments—taxable	10,575	562	5.31	9,184	485	5.28
Investments—tax exempt	117,656	3,671	4.80	78,988	2,860	5.57
Student loans	336,975	32,656	9.69	1,651	188	11.39
Mortgage loans	11,914	758	6.36	8,076	513	6.35

Total interest-earning assets	634,124	43,105	7.34%	240,912	11,159	5.36%
Cash and cash equivalents	451			571
Service Receivables	735,257			674,455
Other assets	84,935			68,909

Total assets	$1,454,767			$984,847

Liabilities
Savings accounts	$53,049	$2,383	4.49%	$22,081	$1,042	4.72%
Money market accounts	7,848	240	3.06	—	—	—
Brokered deposits	109,545	4,879	4.45	668	33	4.94
Warehouse line of credit	189,343	9,250	4.89	—	—	—
Other interest-bearing liabilities	11,043	731	6.62	12,741	713	5.60

Total interest-bearing liabilities	370,828	17,483	4.71%	35,490	1,788	5.04%
Noninterest-bearing deposits	66			188
All other liabilities	240,116			227,504

Total liabilities	611,010			263,182

Stockholders' equity	843,757			721,665

Total liabilities and stockholders' equity	$1,454,767			$984,847

Net interest margin	634,124	25,622	4.04%	240,912	9,371	3.89%

Analysis of Changes in Net Interest Income

	From 2007 to 2008 Due to Change in
	Volume	Rate	Net Change
Cash and cash equivalents—taxable	$(1,875)	$(1,250)	$(3,125)
Cash and cash equivalents—tax exempt	73	(36)	37
Federal funds sold	2,703	(1,270)	1,433
Investments—taxable	72	5	77
Investments—tax exempt	1,400	(589)	811
Student loans	38,093	(5,625)	32,468
Mortgage loans	244	1	245

Total interest income			31,946

Savings accounts	1,460	(119)	1,341
Money market accounts	240	—	240
Brokered deposits	5,454	(608)	4,846
Warehouse line of credit	9,250	—	9,250
Other interest-bearing liabilities	(96)	114	18

Total interest expense			15,695

Net increase in net interest income			$16,251

Non-interest Expenses

        Total non-interest expenses increased to $358.5 million in fiscal 2008 from $253.0 million in fiscal 2007 and $187.8 million in fiscal 2006. Compensation and benefits decreased to $96.7 million in fiscal 2008 from $111.4 million in fiscal 2007 but increased from $89.2 million in fiscal 2006. General and administrative expenses increased to $261.8 million in fiscal 2008 from $141.6 million in fiscal 2007 and $98.6 million in fiscal 2006.

        The decrease in compensation and benefits expense in fiscal 2008 compared to fiscal 2007 was primarily the result of a decrease in incentive compensation accruals. In February 2008, we announced a reduction in our overall cost structure on an annualized basis by approximately 15 to 20 percent, including a reduction in headcount by 120 employees. As a result of the expected reduction in facilitated loan volumes resulting from the TERI Reorganization, we took significant further steps to reduce our expense structure. In May 2008, we reduced headcount by approximately 500 additional employees, which coupled with other cost-saving initiatives, is expected to result in further cost-savings on an annualized basis of approximately $200 million. Following these reductions, we had 368 full-time employees as of June 30, 2008 compared to 1,028 full-time employees as of June 30, 2007.

        General and administrative expenses increased in fiscal 2008 compared to fiscal 2007 and fiscal 2006 as a result of increases in several categories of expenses. Marketing expenses increased to $100.8 million in fiscal 2008 from $28.9 million in fiscal 2007 and $12.1 million in fiscal 2006. The increase in marketing expense was primarily due to the increased media costs related to increased advertising efforts, as well as the recognition of approximately $39.0 million of deferred marketing costs and approximately $10.0 million of payments to marketer clients due during fiscal 2008. Equipment expenses were $12.5 million in each of fiscal 2008 and fiscal 2007, an increase from $10.9 million in fiscal 2006. Depreciation and amortization expense increased to $19.6 million in fiscal 2008 from $16.5 million in fiscal 2007 and $15.0 million in fiscal 2006. The increase in depreciation and amortization expense was primarily due to the expansion of our loan processing operations, which resulted in additional purchases of fixed assets as well as the amortization of capitalized software development costs. Professional fees increased to $15.1 million in fiscal 2008 from $11.5 million in fiscal 2007 primarily due to an increase in legal costs. Outsourced operations expense increased to $44.1 million in fiscal 2008 from $34.4 million in fiscal 2007. The increase is primarily due to increases in temporary employment and external call center costs necessary to process the increasing volume of loans facilitated between periods and the expansion of our marketing support efforts in the television medium that needed call center support during the first half of fiscal 2008. We expect a decline in marketing coordination expenses during fiscal 2009 as a result of decreased marketing activity by our client base, in particular decreased television advertisement requiring call center support. In April 2008, we announced that RBS had terminated a substantial number of agreements pursuant to which we provide marketing coordination services to education loan marketers.

        Other expenses increased $33.9 million in fiscal 2008 compared to fiscal 2007 as a result of increases in several categories of expenses. During fiscal 2008, we paid an affiliate of Goldman, Sachs & Co. approximately $10.6 million in fees related to a commitment to provide a warehouse line of credit. We also recorded a valuation adjustment of approximately $7.3 million during fiscal 2008 relating to the portfolio of variable-rate education loans held for sale by Union Federal. Loans held for sale are carried at the lower of cost or aggregate market value. During fiscal 2008, we also expensed approximately $5.8 million of certain origination-related fees paid by Union Federal to TERI that we determined may not be recoverable from cash generated by future securitizations, and we recorded a goodwill impairment charge of approximately $3.2 million related to the goodwill recorded as part of our transaction with TERI in 2001.

Income Tax Expense (Benefit)

        Income tax benefit increased to $151.9 million in fiscal 2008 from income tax expense of $256.4 million in fiscal 2007 and $147.8 million in fiscal 2006. The increase in income tax benefit was primarily the result of a decrease in the amount of income before income tax expense between periods. During fiscal 2008, our effective tax rate, or the income tax expense (benefit) as a percentage of income before income tax expense, decreased to 39.25% from an effective tax rate of 40.85% for fiscal 2007. Our effective tax rate was 38.50% in fiscal 2006. The decrease in our effective tax rate between fiscal 2008 and fiscal 2007 was primarily due to the change in the relative sources of total revenues. Our up-front structural advisory fees decreased and our residual revenues, which have a lower effective tax rate, were a greater proportion of our loss before taxes during fiscal 2008 as compared to fiscal 2007. In fiscal 2007, our effective tax rate increased to 40.85% from an effective tax rate of 38.50% for fiscal 2006, primarily due to the change in the relative sources of total revenues as our up-front structural advisory fees increased and our residual revenues decreased in fiscal 2007 as compared to fiscal 2006.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, repurchases of our common stock, quarterly cash dividends and potential acquisitions. In order to preserve capital and maximize liquidity in challenging market conditions, our board of directors has eliminated the regular quarterly cash dividend for the foreseeable future. In addition, we do not expect to repurchase shares of common stock for the foreseeable future. Finally, in fiscal 2008, we reduced our overall cost structure on an annualized basis by approximately 66 percent, including reduction of marketing coordination and operational expenses. For the months of June 2008 and July 2008, our cash spend from operations has averaged approximately $9.0 million per month.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through cash flow from operations, cash and cash equivalents, the closing of the sale of preferred stock to affiliates of GSCP, and, subject to disposition of its current portfolio of student loans, various sources of funding that may be available to Union Federal to finance education loans.

        Our business has been and continues to be adversely impacted by the current ABS market dynamics, including an inability to access the securitization market and interim financing facilities. We did not complete a securitization transaction during the second, third or fourth quarters of fiscal 2008, and we do not expect to complete a securitization in the first quarter of fiscal 2009. Our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007, and we expect pricing terms in future securitizations to be substantially less favorable than in the past. Our inability to generate up-front structural advisory fees has eroded our short-term liquidity position.

        Historically, TERI reimbursed us monthly for the expenses we incurred in providing outsourcing services to TERI pursuant to our master servicing agreement. As a result, TERI reimbursed us for a significant portion of our operating expenses. On June 23, 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement. As a result of the order, the master servicing agreement was terminated, and we will not receive processing fees from TERI pursuant to the master servicing agreement for any period subsequent to May 31, 2008.

        We recently received aggregate gross proceeds of approximately $192.5 million from the sale of preferred stock. In December 2007, an affiliate of GSCP invested $59.8 million to acquire preferred stock convertible into 5.3 million shares of our common stock at a conversion price of $11.24 per share. In addition, affiliates of GSCP agreed to invest, upon receipt of applicable regulatory approvals and determinations and satisfaction of other conditions, up to $200.7 million to acquire additional shares of convertible preferred stock. The total investment by affiliates of GSCP, including the initial investment of $59.8 million, was capped by the terms of the investment agreement at an amount equal to 25 percent of our total stockholders' equity, consistent with regulations of the OTS. As a result of a decrease in our stockholders' equity since the time of the initial investment, the affiliates of GSCP were limited to investing up to approximately $132.7 million in connection with their subsequent equity investment, which closed on August 18, 2008. The shares of preferred stock purchased in August 2008 are convertible into 8.8 million shares of our common stock at a conversion price of $15.00 per share. Our short-term funding needs depended in large part on the successful closing of the investment.

        In July 2007, UFSB Private Loan SPV LLC, or UFSB-SPV, entered into a $300.0 million education loan warehouse facility with a conduit lender to fund the purchase of education loans from Union Federal. At June 30, 2008, $242.9 million was outstanding. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, or the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In May 2008, an additional event of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse under the indenture is limited to student loans pledged as collateral.

        At June 30, 2008, Union Federal had equity capital of $113.8 million and maintained core capital and risk based capital ratios of 18.43% and 22.14%, respectively. The OTS has required in the past, and could require in the future, infusions of equity capital from us to Union Federal, which would erode our liquidity position. Union Federal may not pay dividends to us without prior approval of the OTS and may not be permitted to originate private student loans in the future without additional infusions of equity capital from us.

Long-term Funding Requirements

        We expect to fund our business through cash flow from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm our business.

        Our actual liquidity and capital funding requirements may depend on a number of factors, including:

  •
  the extent to which our services, including services that we have recently developed for non-TERI-guaranteed loan programs, gain market acceptance and remain competitive;

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

  •
  damages that we may owe former clients as a result of a failure to securitize their loans;

  •
  the timing and magnitude of income tax payments;

  •
  the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders; and

  •
  the availability of student loans or grants through federal programs.

Treasury Stock

        We had treasury stock of $184.0 million at June 30, 2008 and $183.1 million at June 30, 2007. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of June 30, 2008, we had repurchased an aggregate of 7.5 million shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by our board of directors.

        On April 24, 2007, our board of directors approved the repurchase of up to 10 million shares of our common stock. The 10 million shares authorized for repurchase included 3.4 million shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. As of June 30, 2008, we had repurchased an aggregate of 1.2 million shares at an average price, excluding commissions, of $36.17 per share, under the repurchase program approved by the board of directors on April 24, 2007. At June 30, 2008, a maximum of 8.8 million shares may be repurchased under this repurchase program. We did not repurchase any shares of common stock pursuant to this program during fiscal 2008.

Cash, Cash Equivalents, Federal Funds Sold and Investments

        At June 30, 2008 and June 30, 2007, we had $221.1 million and $234.9 million, respectively, in cash, cash equivalents, federal funds sold and investments. The decrease in cash, cash equivalents and investments is primarily due to cash used to fund operations and payment of cash dividends, offset by cash generated from our September securitization transactions and cash received from the issuance of Series A non-voting convertible preferred stock to affiliates of GSCP.

        Cash, cash equivalents, federal funds sold and investments at June 30, 2008 and June 30, 2007 primarily included investments in variable rate demand notes, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by our subsidiary, Union Federal.

Loans Held for Sale

        Our loans held for sale increased to $497.3 million at June 30, 2008 from $37.1 million at June 30, 2007. The increase in loans held for sale is due to an increase in education loans originated by our subsidiary, Union Federal, and the absence of securitization transactions in the second, third and fourth quarters of fiscal 2008. Our loans held for sale at June 30, 2008 were comprised of education loans. Our loans held for sale at June 30, 2007 were comprised of education and mortgage loans.

Service Receivables

        Our service receivables decreased to $411.2 million at June 30, 2008 from $809.7 million at June 30, 2007, primarily as a result of changes we made to assumptions we use to estimate the value of our residual and additional structural advisory fee receivables. See "—Executive Summary—Application of Critical Accounting Policies And Estimates—Service Revenues and Receivables."

        The following chart illustrates the pre-tax amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals. The information presented reflects our trust performance assumptions and undiscounted cash flow estimates from outstanding securitization trusts as of June 30, 2008. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables" for a discussion of our key assumptions, including a significant change to our assumptions regarding TERI's ability to pay guaranty claims from its general reserves, as well as a sensitivity analysis of hypothetical changes to those assumptions. You are cautioned that the valuation assumptions require our subjective judgment and are susceptible to change. We have made in the past, and will likely need to make in the future, adjustments to our valuation assumptions. The actual cash releases from additional structural advisory fees and residuals that we receive from the trusts, and the actual timing of receipt, could be materially different than reflected in the chart below as a result of variances between the actual performance of the securitization trusts and the assumptions as of June 30, 2008, including assumptions relating to the sufficiency of pledged funds, and the periodic replenishment thereof, and cumulative default rates of the securitization trusts and TERI's claims paying ability.

        The information above is intended to supplement the financial information prepared and presented in accordance with GAAP appearing elsewhere in this annual report. We have provided the cash flow projections in order to assist investors in assessing our liquidity needs and to provide additional information related to our existing additional structural advisory fees and residuals receivables. See "Risk Factors" under Item 1A of Part I of this annual report for additional factors you should consider in evaluating the cash flow projections.

Property and Equipment, net

        In fiscal 2008, our property and equipment, net, decreased by $4.2 million, primarily as a result of $18.8 million of depreciation expense recorded during the period, offset by $7.1 million we incurred on the expansion and improvement of our loan processing facilities and systems and the acquisition of $7.5 million in equipment through capital leases.

Prepaid Income Taxes

        We had no prepaid income taxes at June 30, 2008 as compared to $49.3 million at June 30, 2007. At June 30, 2007, this balance was primarily due to a favorable ruling from the Internal Revenue Service regarding the timing of our recognition of additional structural advisory fees as income for tax purposes. As a result of the ruling, we recognize additional structural advisory fees in our financial statements earlier than they are recognized for income tax purposes.

Other Prepaid Expenses

        Our other prepaid expenses decreased to $15.4 million at June 30, 2008 from $26.9 million at June 30, 2007. The decrease in other prepaid expenses was primarily due to a decrease in prepaid marketing expense of approximately $21.4 million offset by an increase in other prepaid expenses, primarily relating to certain vendor related deferred costs of $10.5 million.

Other Assets

        Other assets decreased to $3.8 million at June 30, 2008 from $7.2 million at June 30, 2007 primarily due to a write-off related to marketing expenses reflecting capital market conditions and lower receivables relating to collections.

Deposits

        Deposits increased to $244.1 million at June 30, 2008 from $53.5 million at June 30, 2007. The increase in deposits was primarily due to an increase in brokered deposits at Union Federal of $139.3 million. Included in deposits at June 30, 2008 was $150.2 million of brokered deposits, primarily brokered certificates of deposits issued to fund the disbursement of education loans. Also included in deposits at June 30, 2008 was $31.4 million in money market deposits.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses decreased to $20.5 million at June 30, 2008 from $59.0 million at June 30, 2007. Incentive compensation accruals decreased by approximately $24.4 million at June 30, 2008 as compared to June 30, 2007 as a result of the decrease in company profitability for fiscal 2008. Our accounts payable were $10.6 million lower at June 30, 2008 as compared to June 30, 2007 primarily as a result of lower processing volumes and expense management efforts.

Education Loan Warehouse Facility

        We had $242.9 million in borrowings outstanding at June 30, 2008 under the education loan warehouse facility between Union Federal and a conduit lender. We had no amounts outstanding under the facility at June 30, 2007, having entered into it in July 2007. The facility provided interim financing which we used to fund the disbursement of education loans by Union Federal. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on the Default Rate unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date was July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In May 2008, an additional event of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse under the indenture is limited to student loans pledged as collateral.

Income Taxes Payable

        We had income taxes payable of $31.3 million at June 30, 2008. We had no income taxes payable, and a prepaid income tax receivable balance of $49.3 million, at June 30, 2007. Our income taxes payable is primarily due to a higher estimate of taxable income expected to be earned by our ownership of residual interests in securitization trusts then calculated in our estimated tax payments for the fourth quarter of fiscal 2008.

Net Deferred Income Tax Liability

        Our net deferred income tax liability decreased to $10.4 million at June 30, 2008 from $247.7 million at June 30, 2007. We have a net deferred income tax liability primarily because, under GAAP, we recognize additional structural advisory fees and residuals in our financial statements earlier than they are recognized for income tax purposes. Our net deferred income tax liability decreased primarily as a result of the decrease in additional structural advisory fees and residuals receivables at June 30, 2008 and the recognition of our share of taxable income from the securitization trusts.

Other Liabilities

        Other liabilities increased to $14.1 million at June 30, 2008 from $11.5 million at June 30, 2007. Other liabilities primarily include our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The increase in other liabilities is primarily due to an additional $7.5 million in capital leases, relating to networking and storage equipment, offset by scheduled principal payments made during fiscal 2008 on our note payable to TERI and capital lease obligations.

Contractual Obligations

        In addition to our notes payable to TERI, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating and capital leases. The table below summarizes the dollar amounts of our contractual obligations as of June 30, 2008 for the periods specified:

	Contractual obligations
Fiscal year	Long-term debt	Operating lease obligations	Capital lease obligations	Total
	(in thousands)
2009	$904	$7,025	$3,780	$11,709
2010	960	6,557	3,532	11,049
2011	1,018	6,348	1,604	8,970
2012	—	5,370	—	5,370
2013	—	3,413	—	3,413
Beyond 2013	—	2,516	—	2,516

Total	$2,882	$31,229	$8,916	$43,027

Cash Flows

        Our net cash used in operating activities increased to $458.1 million in fiscal 2008, compared to cash provided by operating activities of $195.4 million in fiscal 2007. The increase in cash used in operations resulted primarily from our net loss of $235.1 million, as well as an increase of $471.6 million in loans held for sale, the financing of which is categorized under cash flows from financing activities, and an increase of $237.4 million in our deferred income tax benefit, offset in part by a decrease in residuals receivable of $371.9 million and a decrease in our prepaid income taxes of $49.3 million.

        Our cash used in investing activities was $18.5 million in fiscal 2008, compared to $76.4 million used in investing activities in fiscal 2007. Net cash used in investing activities during fiscal 2008 was primarily a result of net proceeds from investments of $58.0 million offset by $69.9 million of net purchases of federal funds sold.

        Net cash provided by financing activities was $451.0 million in fiscal 2008, compared to net cash used in financing activities of $98.8 million in fiscal 2007. Net cash provided by financing activities increased during fiscal 2008 primarily as a result of an increase in cash provided by the education loan warehouse facility, deposits and the issuance of preferred stock, offset in part by cash used for dividends.

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with private student loan programs, from origination, program design and marketing coordination through loan administration and, ultimately, to the sale and securitization of the loans. We have structured and facilitated the securitization of student loans for our clients through a series of bankruptcy remote, qualified special purpose trusts. The principal uses of these trusts have been to generate sources of liquidity for our clients' and Union Federal's assets sold into such trusts and make available more funds to students and colleges. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" for a discussion of our determination to not consolidate these securitization trusts.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations and financial position.

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

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R will be effective for us beginning in the second quarter of fiscal 2009. The statement requires all business combinations to be accounted for by applying the acquisition method. The adoption of SFAS No. 141R is not expected to have a material impact on our consolidated financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 will be effective for us beginning in the second quarter of fiscal 2009. The statement requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial condition or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 will be effective for us beginning in the second quarter of fiscal 2009. The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No.133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents and Investments

        We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At June 30, 2008, cash, cash equivalents and investments consisted primarily of investments in seven day variable rate demand notes and money market funds. Cash, cash equivalents and investments at June 30, 2008 and June 30, 2007 primarily included investments in variable rate demand notes, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by Union Federal, all of which were due on demand or within one year. As a result, we do not believe a change in interest rate would have a material impact on the fair value of cash, cash equivalents and investments.

Risks Related to Loans Held for Sale and Deposits

        We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at June 30, 2008 consisted of $497.3 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value and as a result of their variable interest rates, are not subject to interest rate sensitivity. Under GAAP, we would be required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we would be required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. At June 30, 2008, our student loans had an average interest rate of approximately 8.64%. All of our education loans and approximately 71% of our mortgage loans have variable interest rates.

        We held deposits of $244.1 million at June 30, 2008. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At June 30, 2008, our deposits had an average interest rate of approximately 3.3%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 92% of our deposits have fixed interest rates of 6 months or less.

        We do not believe a change in interest rates would have a material impact on the fair value of our loans held for sale or deposits since the majority of these assets and liabilities carry interest rates that are variable and any loss we may incur would not be material relative to our consolidated financial statements.

Risk Related to Structural Advisory Fees and Residuals

        Because there are no quoted market prices for our additional structural advisory fees and residuals receivables, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on our proprietary historical data, third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors are relevant to our estimates, and our ability to accurately incorporate those factors into our estimates, can have a material effect on our valuations.

        Our assumptions regarding TERI's ability to pay claims on defaulted loans affects the expected timing of cash payments to us in respect of additional structural advisory fees and residuals, which in turn affects our estimates of their fair value. If we were to determine that recoveries with respect to a trust's defaulted student loans would be unavailable to replenish the trust's pledged fund, the estimated value of our additional structural advisory fees and residuals would be reduced. In addition, increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at June 30, 2008 based on changes in our loan performance assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis." For a chart illustrating the amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

Item 8.    Financial Statements and Supplementary Data

        All financial statements and schedules required to be filed hereunder are included as Appendix A hereto and incorporated in this report by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  Management's Annual Report on Internal Control over Financial Reporting

        The report required to be filed hereunder is included in Appendix A hereto and incorporated in this report by reference.

  Attestation Report of our Independent Registered Public Accounting Firm

        The report required to be filed hereunder is included in Appendix A hereto and is incorporated in this report by reference.

  Change in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fourth quarter of the fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

        Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2008 in connection with our 2008 annual meeting of stockholders, which we refer to below as our 2008 Proxy Statement.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to our executive officers and code of ethics is included in Item 1 of Part I of this report.

        The information required by this item with respect to directors will be contained in our 2008 Proxy Statement under the caption "Discussion of Proposals—Proposal One: Election of Directors" and is incorporated in this report by reference.

        The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2008 Proxy Statement under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated in this report by reference.

        The information required by this item with respect to corporate governance matters will be contained in our 2008 Proxy Statement under the caption "Information About Corporate Governance—Board Committees" and is incorporated in this report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters of the compensation committee and nominating and corporate governance committees, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or e-mailing Investor Relations at info@firstmarblehead.com.

Item 11.    Executive Compensation

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Information About Corporate Governance" and "Information About Our Executive Officers" and is incorporated in this report by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2008 Proxy Statement under the caption "Other Information—Principal Stockholders" and is incorporated in this report by reference.

        The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2008 Proxy Statement under the caption "Information About Corporate Governance" and is incorporated in this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2008 Proxy Statement under the caption "Information About Our Executive Officers" and is incorporated in this report by reference.

        The information required by this item with regard to director independence will be contained in our 2008 Proxy Statement under the caption "Information About Corporate Governance" and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in our 2008 Proxy Statement under the caption "Discussion of Proposals—Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2008.

THE FIRST MARBLEHEAD CORPORATION
By:
/s/ JACK L. KOPNISKY Jack L. Kopnisky Chief Executive Officer, President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2008:

Signature	Title(s)

/s/ JACK L. KOPNISKY Jack L. Kopnisky	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)
/s/ JOHN A. HUPALO John A. Hupalo	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ KENNETH S. KLIPPER Kenneth S. Klipper	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)
/s/ PETER B. TARR Peter B. Tarr	Chairman of the Board
/s/ LESLIE L. ALEXANDER Leslie L. Alexander	Director
/s/ STEPHEN E. ANBINDER Stephen E. Anbinder	Director
/s/ WILLIAM R. BERKLEY William R. Berkley	Director

Signature	Title(s)

/s/ DORT A. CAMERON III Dort A. Cameron III	Director
Henry Cornell	Director
/s/ GEORGE G. DALY George G. Daly	Director
/s/ PETER S. DROTCH Peter S. Drotch	Director
/s/ WILLIAM D. HANSEN William D. Hansen	Director

APPENDIX A

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of The First Marblehead Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Based on our assessment, management concluded that, as of June 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent auditors have issued an audit report on the Company's assessment of its internal control over financial reporting. That report appears on page F-3.

/s/ JACK L. KOPNISKY
Chief Executive Officer, President and Chief Operating Officer

/s/ JOHN A. HUPALO
Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The First Marblehead Corporation:

        We have audited The First Marblehead Corporation's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Marblehead Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, The First Marblehead Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
August 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The First Marblehead Corporation:

        We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
August 28, 2008

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and 2007

(in thousands, except per share amounts)

	2008	2007
ASSETS
Cash and cash equivalents	$70,280	$95,937
Federal funds sold	80,215	10,334
Investments	70,629	128,650
Loans held for sale	497,324	37,052
Service receivables:
Structural advisory fees	113,842	133,644
Residuals	293,255	665,115
Processing fees from The Education Resources Institute (TERI)	4,086	10,909

Total service receivables	411,183	809,668

Property and equipment	92,273	81,090
Less accumulated depreciation and amortization	(54,592)	(39,179)

Property and equipment, net	37,681	41,911

Goodwill	1,701	4,878
Intangible assets, net	1,956	2,597
Prepaid income taxes	—	49,345
Other prepaid expenses	15,377	26,904
Mortgage loans held to maturity, net	10,754	—
Other assets	3,798	7,187

Total assets	$1,200,898	$1,214,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$244,113	$53,523
Accounts payable and accrued expenses	20,543	59,044
Education loan warehouse facility	242,899	—
Income taxes payable	31,275	—
Net deferred income tax liability	10,385	247,748
Other liabilities	14,071	11,528

Total liabilities	563,286	371,843

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 19,940 and 20,000 shares authorized at June 30, 2008 and June 30, 2007, respectively; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, par value $0.01 per share, 60 shares authorized at June 30, 2008; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 250,000 and 150,000 shares authorized at June 30, 2008 and June 30, 2007, respectively; 106,456 and 100,874 shares issued at June 30, 2008 and June 30, 2007, respectively; 98,886 and 93,342 shares outstanding at June 30, 2008 and June 30, 2007, respectively	1,065	1,009
Additional paid-in capital	300,498	232,664
Retained earnings	519,933	791,953
Treasury stock, 7,570 and 7,532 shares held at June 30, 2008 and June 30, 2007, respectively, at cost	(183,993)	(183,070)
Accumulated other comprehensive income	109	64

Total stockholders' equity	637,612	842,620

Total liabilities and stockholders' equity	$1,200,898	$1,214,463

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
Service revenues:
Up-front structural advisory fees	$179,106	$457,352	$208,178
Additional structural advisory fees:
From new securitizations	24,304	43,984	33,685
Trust updates	(44,106)	1,363	1,241

Total additional structural advisory fees	(19,802)	45,347	34,926
Residuals:
From new securitizations	116,972	182,744	177,309
Trust updates	(488,832)	29,548	28,239

Total residual revenue	(371,860)	212,292	205,548
Processing fees from TERI	126,540	134,845	106,072
Administrative and other fees	31,985	21,497	8,848

Total service revenues	(54,031)	871,333	563,572
Net interest income	25,622	9,371	5,463

Total revenues	(28,409)	880,704	569,035

Non-interest expenses:
Compensation and benefits	96,735	111,364	89,214
General and administrative expenses	261,812	141,591	98,593

Total non-interest expenses	358,547	252,955	187,807

Income (loss) from operations	(386,956)	627,749	381,228
Other income	—	16	2,526

Income (loss) before income taxes	(386,956)	627,765	383,754
Income tax expense (benefit)	(151,880)	256,434	147,794

Net income (loss)	$(235,076)	$371,331	$235,960

Net income (loss) per share, basic	$(2.46)	$3.94	$2.47
Net income (loss) per share, diluted	(2.46)	3.92	2.45
Cash dividends declared per share	0.395	0.62	0.32
Weighted average shares outstanding, basic	95,732	94,296	95,366
Weighted average shares outstanding, diluted	95,732	94,845	96,258

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended June 30, 2008, 2007 and 2006

(in thousands, except per share amounts)

	Series A non-voting convertible preferred stock Issued
			Common stock
										Accumulated other comprehensive income (loss), net of tax
			Issued		In treasury
							Additional Paid-in capital	Retained earnings	Deferred compensation		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2005	—	$—	99,553	$996	(2,203)	$(55,665)	$206,120	$273,589	$(3,131)	$(343)	$421,566
Comprehensive income (loss)
Net income	—	—	—	—	—	—	—	235,960	—	—	235,960
Accumulated other comprehensive loss, net	—	—	—	—	—	—	—	—	—	343	343

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	236,303
Adoption of FAS 123(R)	—	—	—	—	—	—	(3,131)	—	3,131	—	—
Options exercised	—	—	744	7	—	—	1,776	—	—	—	1,783
Stock issuance through employee stock purchase plan	—	—	37	1	—	—	710	—	—	—	711
Repurchase of common stock	—	—	—	—	(3,567)	(65,880)	—	—	—	—	(65,880)
Stock-based compensation	—	—	—	—	—	—	2,917	—	—	—	2,917
Cash dividends declared ($0.32 per share)	—	—	—	—	—	—	—	(30,459)	—		(30,459)
Tax benefit from employee stock options	—	—	—	—	—	—	9,228	—	—	—	9,228

Balance at June 30, 2006	—	—	100,334	1,004	(5,770)	(121,545)	217,620	479,090	—	—	576,169
Comprehensive income (loss)
Net income	—	—	—	—	—	—	—	371,331	—	—	371,331
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	—	64	64

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	371,395
Options exercised	—	—	439	4	—	—	1,362	—	—	—	1,366
Stock issuance through employee stock purchase plan	—	—	37	—	—	—	886	—	—	—	886
Stock issuance from vesting of restricted stock units	—	—	67	1	—	—	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	(1,762)	(61,525)	—	—	—	—	(61,525)
Stock-based compensation	—	—	—	—	—	—	6,493	—	—	—	6,493
Cash dividends declared ($0.62 per share)	—	—	—	—	—	—	—	(58,321)	—		(58,321)
Cash paid in lieu of fractional shares in effecting stock split	—	—	(3)	—	—	—	—	(147)	—	—	(147)
Tax benefit from employee stock options	—	—	—	—	—	—	6,304	—	—	—	6,304

Balance at June 30, 2007	—	—	100,874	1,009	(7,532)	(183,070)	232,664	791,953	—	64	842,620
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(235,076)	—	—	(235,076)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	—	45	45

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(235,031)
Issuance of preferred stock	60	59,800	—	—	—	—	(208)	—	—	—	59,592
Conversion of preferred stock to common stock	(60)	(59,800)	5,320	54	—	—	59,746	—	—	—	—
Options exercised	—	—	5	—	—	—	17	—	—	—	17
Stock issuance through employee stock purchase plan	—	—	45	—	—	—	883	—	—	—	883
Net stock issuance from vesting of restricted stock units	—	—	212	2	(38)	(923)	(2)	—	—	—	(923)
Stock-based compensation	—	—	—	—	—	—	7,015	—	—	—	7,015
Cash dividends declared ($0.395 per share)	—	—	—	—	—	—	—	(36,944)	—	—	(36,944)
Tax benefit from employee stock options	—	—	—	—	—	—	383	—	—	—	383

Balance at June 30, 2008	—	$—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$—	$109	$637,612

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(235,076)	$371,331	$235,960
Adjustments to reconcile net income to net cash provided by operating activities net of effects of acquisition:
Depreciation and amortization	19,633	16,326	14,912
Deferred income tax (benefit) expense	(237,363)	103,508	59,794
Stock-based compensation	7,015	6,493	2,917
Goodwill impairment	3,177	—	—
Change in assets/liabilities:
(Increase) in loans held for sale	(471,599)	(19,935)	—
(Increase) decrease in structural advisory fees	19,802	(45,347)	(34,926)
(Increase) decrease in residuals	371,860	(212,292)	(205,548)
(Increase) decrease in processing fees from TERI	6,823	(462)	(1,503)
(Increase) decrease in prepaid income taxes	49,345	(37,696)	(9,055)
(Increase) decrease in other prepaid expenses	11,527	(9,611)	(13,109)
(Increase) decrease in other assets	3,389	(1,309)	(1,922)
Increase (decrease) in accounts payable and accrued expenses, income taxes payable and other liabilities	(6,671)	24,397	2,183

Net cash (used in) provided by operating activities	(458,138)	195,403	49,703

Cash flows from investing activities net of effects of acquisition:
Net changes in federal funds sold	(69,881)	(10,334)	—
Dispositions of investments	91,366	70,809	8,200
Purchases of investments	(33,300)	(116,206)	(75,450)
Net cash paid for acquisition	—	(471)	—
Purchases of property and equipment	(7,057)	(19,902)	(9,954)
Payments to TERI for loan database updates	(227)	(248)	(748)
Net decrease in loans held to maturity	573	—	—

Net cash (used in) investing activities	(18,526)	(76,352)	(77,952)

Cash flows from financing activities net of effects of acquisition:
Increase in deposits	190,590	17,395	—
Increase in education loan warehouse facility	242,899	—	—
Repayment of capital lease obligations	(4,639)	(3,980)	(4,464)
Repayment of notes payable due to TERI	(851)	(803)	(755)
Tax benefit from stock-based compensation	383	6,304	9,228
Issuances of common stock, net	(23)	2,252	2,494
Issuance of series A preferred stock	59,592	—	—
Repurchases of common stock	—	(61,525)	(65,880)
Cash dividends on common stock and cash paid in lieu of fractional shares	(36,944)	(58,468)	(30,459)

Net cash provided by (used in) financing activities	451,007	(98,825)	(89,836)

Net increase (decrease) in cash and cash equivalents	(25,657)	20,226	(118,085)
Cash and cash equivalents, beginning of year	95,937	75,711	193,796

Cash and cash equivalents, end of year	$70,280	$95,937	$75,711

Supplemental disclosures of cash flow information:
Interest paid	$16,237	$1,788	$959

Income taxes paid	$51,772	$180,737	$84,529

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$7,478	$723	$1,135
Conversion of series A non-voting convertible preferred stock to common stock	$59,800	—	—
Reclassification of mortgages from held for sale to held to maturity	$11,327	—	—

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business

        The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company helps meet the growing demand for private education loans by offering services to national and regional financial institutions and educational institutions for designing and implementing student loan programs. FMC's subsidiary, Union Federal Savings Bank (Union Federal or UFSB), is a federally chartered thrift that has offered private student loans directly to consumers and offers residential retail mortgage loans, retail savings products, time deposit products and demand deposit accounts. As a result of its ownership of Union Federal, the Company is a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS).

        The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs.

        Historically, the Company has been entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it has facilitated. The Company has also received reimbursement for marketing coordination services it provided to certain clients, marketing premiums it received from its proprietary brands and fees for administrative services that the Company provided to the discrete trust vehicles that the Company forms for securitizations it has facilitated. Historically, the Company has also received reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performed on TERI's behalf. TERI is a not-for-profit organization that functioned as a guarantor of student loans. See Note 12.

        On April 7, 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court). According to the filing, TERI intends to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

        The TERI Reorganization, together with FMC's inability to access the securitization markets since September 2007, has had, and will likely continue to have, a material negative effect on the Company's client relationships, facilitated loan volume, loans available for securitization, ability to fully realize the cost reimbursement and guaranty obligations of TERI, and the value of the Company's service receivables. As a result of the TERI Reorganization, certain clients have terminated their agreements with the Company, and the Company has not received processing fees totaling $16,857 from TERI that were due, but unpaid, prior to the filing of TERI's petition.

        The Company has recently developed alternatives to the loan guaranty and loan origination services that TERI has historically provided to the Company's clients. The Company has developed a private label loan program that would not require a guaranty from a third party, and the Company has begun to offer outsourced loan origination services, marketing services and portfolio management services. These initiatives will be critical in order to grow the Company's revenues and client base in the future. The Company is uncertain whether former, current or prospective clients will purchase these services from the Company.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business (Continued)

        FMC has ten direct or indirect subsidiaries:

  •
  First Marblehead Education Resources, Inc. (FMER), which was incorporated as a wholly owned subsidiary of FMC under the laws of the State of Delaware on March 8, 2001, provides certain back-office loan origination, default prevention, default processing and administrative services;

  •
  GATE Holdings, Inc. (GATE Holdings), which was incorporated as a wholly owned subsidiary of FMC under the laws of the State of Delaware on October 29, 1996, holds FMC's title to residual interests in securitization trusts purchasing primarily non-TERI-guaranteed loans. GATE Holdings has a residual interest ranging between 10% and 100% of the funds available for distribution from these securitization trusts;

  •
  The National Collegiate Funding LLC (NCF), which was formed as a limited liability company under the laws of the State of Delaware on March 13, 2003 and a wholly owned subsidiary of GATE Holdings. Historically, private label loans guaranteed by TERI, have generally been purchased by private label loan trusts designated as a series of The National Collegiate Student Loan Trusts. NCF is a depositor used in securitizations involving the private label loan trusts and holds FMC's title to residual interests in the private label loan trusts. NCF has a residual interest ranging between 66% and 88% of the funds available for distribution from the private label loan trusts;

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

  •
  TERI Marketing Services, Inc., which was incorporated as a wholly owned subsidiary of FMER under the laws of the State of Delaware on May 14, 2001, formerly provided certain marketing-related services for TERI-guaranteed loan programs;

  •
  Union Federal, a wholly owned subsidiary of FMC, is a community savings bank located in North Providence, Rhode Island that was acquired by FMC in November 2006;

  •
  UFSB Private Loan SPV, LLC (UFSB-SPV), a wholly owned subsidiary of UFSB, is a limited liability company formed pursuant to the Delaware Limited Liability Company Act on July 13, 2007. UFSB-SPV provides short-term financing for private education loans originated by UFSB by periodically purchasing loans from UFSB (see Note 8(a)); and

  •
  FM Loan Origination Services, LLC (FMLOS), a wholly owned subsidiary of UFSB, is a limited liability company formed pursuant to the Delaware Limited Liability Company Act on May 30, 2008. FMLOS was formed to provide outsourced loan origination, marketing services and other services to the Company's clients, including customer service.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business (Continued)

        On June 20, 2001, FMC acquired TERI's loan processing operations, including its historical database and workforce-in-place. FMER provided to TERI, under a master servicing agreement (Master Servicing Agreement), outsourced services including loan origination, customer service, default prevention, default processing and administrative services. Historically, TERI reimbursed FMER on a monthly basis for expenses incurred relating to the services being performed on TERI's behalf based on the terms of the Master Servicing Agreement. On June 23, 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement (see Note 12).

Business Trends, Uncertainties and Outlook

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. Historically, the Company has processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company also has tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees from TERI that the Company had earned in a particular quarter, and the level of expenses incurred to process the higher origination activity. The Company facilitated a significantly lower level of loan volume during the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 principally as a result of the following factors: the TERI Reorganization, conditions in the asset-backed securities (ABS) market, tightening of the Company's clients' loan underwriting criteria, reduced marketing activities by the Company's clients and termination of agreements between the Company and significant clients.

        The conditions of the debt capital markets generally, and the ABS market specifically, rapidly deteriorated during the second quarter of fiscal 2008. This deterioration accelerated during the third quarter of fiscal 2008 and persisted as of June 30, 2008. The Company's business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities. The Company did not complete a securitization transaction during its second, third, or fourth quarters of fiscal 2008. During fiscal 2007, the Company closed one securitization transaction in each of the first, second and third quarters and closed two securitization transactions in the fourth quarter. As a result, the Company's securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007, and it expects pricing terms in future securitizations to be substantially less favorable than in the past. In the near-term, it also expects investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that it is able to facilitate. Variations in the size, timing and type of financing transactions the Company facilitates has in the past, and may in the future, also contribute to variability in quarterly operating results.

        Student loan asset-backed securitizations have historically been the Company's sole source of permanent financing for its clients' private student loan programs. As its loans available for securitization volume has grown, the Company has pursued alternative means to finance its clients'

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business (Continued)

loans. Other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which have affected the pricing, terms and conditions of alternative funding mechanisms the Company has pursued.

        The Company has refined its business model and has implemented a plan to address the uncertainties currently facing it. Specifically, the Company recently developed alternatives to the loan guaranty and loan origination services that TERI has historically provided to its clients. In addition, it has developed a private label loan program that would not require a guaranty from a third party, and has begun to offer outsourced loan origination services, marketing services and portfolio management services on a fee-for-service, stand-alone basis. The new and revised service offerings are currently being marketed to develop the Company's client base. These initiatives will be critical in order to grow its revenues and its client base in the future. Compared to past TERI-guaranteed loan programs, the new private level loan program has been designed to have more selective underwriting criteria, higher borrower pricing and a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. The Company's near-term financial performance and future growth depend in large part on its ability to structure securitizations and its ability to transition to the fee-based model. The Company is uncertain of the level of interest from former, current or prospective clients with regard to the new loan program or the offered services.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

        Cash and cash equivalents at June 30, 2008 included $67,944 held in money market funds and $2,336 in non-interest bearing deposit accounts. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $7,550 and $8,168 at June 30, 2008 and June 30, 2007, respectively. UFSB was required to maintain a minimum balance of $100 with correspondent banks at June 30, 2008 and June 30, 2007, respectively.

(b) Investments

        The Company classifies all of its short-term investments as either held-to-maturity or available-for-sale investments. Held-to-maturity investments are carried at amortized cost. The carrying value of held-to-maturity securities at June 30, 2007 was $3,930. Available-for-sale investments are carried at fair value. The Company reports unrealized gains and losses within comprehensive income. Investments at June 30, 2008 primarily consisted of variable rate demand notes. Variable rate demand notes may be redeemed as interest rates reset, which occurs at least weekly in the case of all securities held by the Company at June 30, 2008. The carrying value of available-for-sale securities was $70,629 and $124,720, including a fair value adjustment of $109 and $64 as of June 30, 2008 and 2007 respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(c) Loans held for sale

        Loans held for sale at June 30, 2008 included approximately $497,324 of variable-rate education loans, of which loans with a principal balance of $246,903 were pledged as collateral under the education loan warehouse facility of UFSB-SPV. Interest income is recognized on the interest method. Loans held for sale are carried at the lower of cost or aggregate market value. The carrying value as of June 30, 2008 included a fair value adjustment of $7,373 and interest receivable of $11,187. The reduction in the carrying value of loans held for sale is recorded as a component of general and administrative expenses.

        The estimated fair value of loans held for sale are evaluated on a periodic basis and in the absence of readily determined market values, based on the present value of expected future cash flow, using management's estimates. These estimates are based on historical and third party data and the Company's industry experience with the assumptions for defaults, recovery rates on defaulted loans, prepayment rates and discount rates commensurate with the risks involved. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

(d) Loans held to maturity

        Loans held to maturity at June 30, 2008 included approximately $10,721 of mortgage loans, $7,662 of which have a variable interest rate. Loans held to maturity are carried net of an allowance for loan losses of $277 and net deferred fees of $9. Loan origination fees, net of certain direct organization costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. If a mortgage loan is delinquent by greater than 90 days, the interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the contractual terms. An allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged to the allowance. Recoveries are credited to the allowance as amounts are received.

(e) Property and Equipment

        The Company provides for depreciation using the straight-line method at rates adequate to depreciate the appropriate assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Software under development includes amounts capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Once certain criteria are met, SOP 98-1 requires the Company to capitalize certain payroll-related costs of employees directly associated with developing software, in addition to consulting costs incurred from third parties. Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Once certain

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

capitalization criteria have been met during the other stages of the software's development, directly attributable costs are capitalized. Property and equipment at June 30, 2008 and 2007 was as follows:

	2008	2007	Useful life
Equipment	$19,454	$18,270	3 - 5 years
Software	35,174	20,525	3 years
Software under development	366	13,377
Leasehold improvements	13,762	11,610	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	21,024	14,575	lease term
Furniture and fixtures	2,493	2,733	5 - 7 years

	92,273	81,090
Less accumulated depreciation and amortization	(54,592)	(39,179)

Total property and equipment, net	$37,681	$41,911

(f) Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates, judgments and assumptions (including the determination of the fair value of expected future cash flows) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company's financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the recognition and valuation of loans held for sale and structural advisory fees and residuals.

(g) Revenue Recognition

Structural Advisory Fees—General

        Structural advisory fees have been paid to the Company from securitization trusts for structuring and facilitating the securitization of the student loans and have been recognized in service revenue when the loans are securitized. A portion of such fees has been based upon a percentage of the loan balance in the loan pool securitized. The Company has been entitled to these up-front structural advisory fees at the time of securitization. The Company is entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. The Company generally becomes entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities (parity ratio) reaches a stipulated level, which ranges from 103% to 105.5%. As

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

further described below, the Company's receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts.

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

Residuals—General

        The Company has the right to receive a portion of the residual interests that the private label loan trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and generally entitles the Company to receive 66% to 88% of the net cash flows of the particular private label loan trust once a parity ratio of 103% to 105.5%, depending on the particular trust, is reached and maintained. The Company's receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts, as described above.

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

        Structural advisory fees and residuals receivables are carried on the balance sheet at estimated fair value and are evaluated on a periodic basis and in the absence of readily determined market values, based on the present value of expected future cash flows, using management's estimates. These estimates are based on historical and third party data, and the Company's industry experience with the assumptions for defaults, recovery rates on defaulted loans, prepayment rates, the cost of auction rate debt and discount rates commensurate with the risk involved, considering current outstanding student loan balances and current outstanding balances of borrowings in the securitization trusts. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

Processing Fees from TERI

        Processing fees from TERI have historically consisted of reimbursement of expenses incurred by the Company relating to services performed on behalf of TERI under the terms of the Master

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Servicing Agreement. On June 23, 2008, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement and to enter into a transition services agreement (Transition Services Agreement), which will terminate on September 30, 2008. See Note 12. Processing fees from TERI, including amounts paid to the Company pursuant to the Transition Services Agreement, are recognized as services are performed.

Administrative and Other Fees

        Administrative fees are paid by securitization trusts to FMDS periodically for the daily management of the trusts and for the services FMDS provides in obtaining information from the loan servicers and reporting this and other information to the parties related to the securitization. The fee is based upon a percentage of the outstanding principal balance of the debt of each of the trusts. The fee varies with each separate securitization and has ranged from 5 basis points to 20 basis points. The Company recognizes such fees in service revenue when earned, as administrative services are provided.

        The Company also records as other fees the reimbursement of out of pocket costs it has received from the private label trusts related to marketing coordination services performed for some of its former clients.

(h) Goodwill and Intangible Assets

        The Company has recorded goodwill in the amount of the excess of the purchase price paid to acquire TERI's loan processing operations over the fair value of those assets. The goodwill consists of the fair value of workforce-in-place as well as certain direct acquisition costs and a fair value adjustment for liabilities assumed. Goodwill is not amortized but is evaluated for impairment at least annually, and the Company has concluded that a portion of its goodwill was impaired as of June 30, 2008. The goodwill associated with the acquisition of TERI's assets was written off in full, resulting in an impairment charge of $3,177 during the year ended June 30, 2008.

        The Company also recorded in 2001 intangible assets in the amount of the fair value of the loan database acquired from TERI. This database includes information such as borrower credit characteristics, borrowing practices, interest rates, fees and default rates and provides what the Company believes to be several significant competitive advantages. The data allows the Company to analyze risk trends and the amount of risk specific to the loans that become part of the securitizations that it structures. Additionally, the data assists in the Company's default prevention efforts by providing a basis by which it monitors borrower default experiences. The Company is also able to utilize the database information to monitor and analyze student loan information in order to customize loan products for the Company's third party lender clients and to assist them in the risk-based pricing of the loan products. This loan database was initially valued based upon an appraisal obtained from an independent third party.

        Intangible assets are amortized over their estimated useful life of five years, using the straight-line method. Capitalized costs paid to TERI for monthly database updates are amortized over five years from the date of capitalization. Intangible assets are reviewed for impairment whenever events or

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

changes in circumstances indicate that the carrying amount may not be recoverable. The Company concluded that these intangible assets were not impaired as of June 30, 2008.

        As of June 30, 2008 and 2007, the Company had approximately $9,523 and $9,296, respectively, in gross identifiable intangible assets and $7,567 and $6,699 in accumulated amortization, respectively. During the year ended June 30, 2008, $227 of additional intangible assets was recognized relating to updates which add significant value and extend the useful life of the loan database purchased.

        Total amortization expense associated with these intangible assets in fiscal 2008, 2007 and 2006 was $868, $702 and $1,467, respectively. Estimated future amortization expense for these assets during the next five fiscal years is as follows:

2009	$737
2010	587
2011	437
2012	182
2013	13

Union Federal Savings Bank

        On November 30, 2006, the Company completed its acquisition of UFSB, a federally chartered community savings bank located in North Providence, Rhode Island with total assets and total liabilities at the time of acquisition of approximately $40,853 and $36,441, respectively. The financial results of UFSB are included in the Company's financial statements subsequent to the acquisition date. The purchase price was allocated to acquired assets and liabilities based on their respective fair values at November 30, 2006. The Company recorded goodwill of $1,701 and a core deposit intangible of $1,311 as a result of this acquisition. The Company has concluded the goodwill was not impaired at June 30, 2008. The core deposit intangible will be amortized on a straight-line basis over a five year period and will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(i) Fair Value of Financial Instruments

        The carrying values of the Company's cash, cash equivalents, federal funds sold and investments as well as its deposits equals or approximates their fair value because of the short-term nature of these instruments. The carrying value of the loans held for sale and service receivables equals their fair value at June 30, 2008 and 2007. The Company estimated that the fair value of its warehouse facility approximated its carrying value based on its terms and an estimate of current borrowing rates.

(j) Consolidation

        The Company's consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. The Company has not consolidated the financial results of the securitization trusts purchasing loans that it has facilitated. Prior to July 1, 2003, this accounting treatment was in accordance with various Emerging Issues Task Force issues and related

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

interpretations. The Company considered, among other things, the following factors in assessing consolidation of the securitization trusts:

  •
  it did not have unilateral decision-making abilities related to significant matters affecting the securitization trusts, such as asset acquisition, prepayment of debt, placement of debt obligations and modification of trust documents;

  •
  it did not have substantially all the risks and rewards of ownership, as TERI historically provided all of the student loan guarantees with respect to loans held by the private label trust;

  •
  it was a facilitator of securitization transactions, for which it received market-based fees, and it was not the transferor of assets to the securitization trusts; and

  •
  its continuing involvement in the trusts is limited to a passive residual interest and its role as an administrator for the trust for which it receives market-based fees.

        Beginning July 1, 2003, and for securitization trusts created after January 31, 2003, the Company applied Financial Accounting Standards Board (FASB), Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN No. 46), in assessing consolidation. FIN No. 46 provided a new framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At June 30, 2008, the securitization trusts created after January 31, 2003, have met the criteria to be a qualified special-purpose entity (QSPE) as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, the Company did not consolidate these existing securitization trusts in its financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which the Company holds a variable interest that could result in the Company being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which the Company began to apply in December 2003, did not have a material impact on its consolidated financial condition, results of operations, earnings per share or cash flows.

(k) Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

        Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48), which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Under FIN No. 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in the Company's financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

        The adoption of FIN No. 48 did not have a material impact on the Company's consolidated financial position or results of operations. The Company's policy is to recognize interest and penalties related to unrecognized tax positions as components of income tax expense.

        The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The Internal Revenue Service (IRS) completed an examination of the Company's U.S. income tax return for the year ended June 30, 2004. All significant state and local income tax matters have been concluded through June 30, 2004. The Company's state income tax returns for the year ended June 30, 2004, and state and federal income tax returns for the years ended June 30, 2005, 2006 and 2007, remain subject to examination.

(l) Stock Options

        Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). For purposes of grants made in fiscal 2006, the Company estimated the fair value of each option grant at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Assumption	2006
Expected risk-free interest rate	4.21%
Expected dividend yield	$0.48
Expected average life in years	5
Volatility	35%

        The weighted average grant date fair market value of stock options granted during fiscal 2006, based on the Black-Scholes option pricing model, was $10.30. The Company did not grant any stock options in fiscal 2007 or 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(m) Net Income Per Share

        Basic net income per share is computed by dividing net income by the basic weighted-average number of shares outstanding for the periods presented. Diluted net income per share is computed by dividing net income by the diluted weighted average shares outstanding and common equivalent shares outstanding during the period. The weighted average shares outstanding and common equivalent shares outstanding have been determined in accordance with the treasury stock method. Common stock equivalents consist of stock issuable upon (a) the exercise of outstanding stock options, (b) the exercise of options to purchase stock under the Company's employee stock purchase plan and (c) the vesting of restricted stock units.

(n) Treasury Stock

        The Company had treasury stock of $184.0 million at June 30, 2008 and $183.1 million at June 30, 2007. The Company's treasury stock balance was primarily derived from repurchases of Common Stock in open market transactions. Treasury stock also includes shares of Common Stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of June 30, 2008, the Company had repurchased an aggregate of 7,526 shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by the Board of Directors.

        On April 24, 2007, the Board of Directors approved the repurchase of up to 10,000 shares of Common Stock. The 10,000 shares authorized for repurchase included 3,393 shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. As of June 30, 2008, the Company had repurchased an aggregate of 1,169 shares at an average price, excluding commissions, of $36.17 per share, under the repurchase program approved by the board of directors on April 24, 2007. At June 30, 2008, a maximum of 8,830 shares may be repurchased under this repurchase program. The Company did not repurchase any shares of common stock pursuant to this program during the twelve months ended June 30, 2008.

(o) New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

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

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires all business combinations to be accounted for by applying the acquisition method. The adoption of SFAS No. 141R is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No.133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

(3) Industry Segment Information

        The Company's activities are considered to be in a single industry segment for financial reporting purposes. The Company is engaged in the business of private education financial services and related activities. Substantially all income is derived from these activities.

(4) Service Receivables

Balance Sheet Data

        Additional structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the various separate securitization trusts that have purchased student loans facilitated by the Company. The fees are expected to be paid from the various securitization trusts to the Company. Processing fees

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

receivable from TERI represents amounts due from TERI for expenses incurred by the Company on TERI's behalf.

        The following table summarizes the changes in the estimated fair value of the Company's structural advisory fees receivable during the fiscal years ended June 30, 2008 and 2007:

	2008	2007
Fair value at beginning of period	$133,644	$88,297
Additions from new securitizations	24,304	43,984
Trust updates
Passage of time (fair value accretion)	10,258	7,503
Assumption changes:
Increase in timing and average prepayment rate	(3,535)	(3,529)
Increase in discount rate	(53,515)	—
Increase in timing and average default rate	(2,961)	—
Other factors	5,647	(2,611)

Net change from trust updates	(44,106)	1,363

Fair value at end of period	$113,842	$133,644

        The following table summarizes the changes in the estimated fair value of the Company's residuals receivable during the fiscal years ended June 30, 2008 and 2007:

	2008	2007
Fair value at beginning of period	$665,115	$452,823
Additions from new securitizations	116,972	182,744
Trust updates
Passage of time (fair value accretion)	75,070	66,428
Assumption changes:
Increase in timing and average prepayment rate	(34,765)	(36,236)
Increase in discount rate assumption	(129,169)	—
(Increase) decrease in timing and average default rate	(49,929)	26,680
Increase in auction rate note spread	(93,813)	—
TERI's inability to pay claims	(219,553)	—
Increase in delinquency and collection costs	(15,946)	—
Other factors	(20,727)	(27,324)

Net change from trust updates	(488,832)	29,548

Fair value at end of period	$293,255	$665,115

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

        The Company used the following weighted average assumptions for loan performance at June 30, 2008, 2007 and 2006 for the Company's private label loan trusts:

				Percentage discount rate
	Percentage rate
				Structural advisory fees
June 30,	Default	Recovery	Prepayments		Residuals
2008	14.83%	48%	8.40%	9.72%	14.88%
2007	9.38%	40%	8.00%	7.02%	11.81%
2006	9.22%	40%	7.00%	7.16%	12.00%

        Increases in the Company's estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of the Company's additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement, including payments as a result of loan consolidation activity. If net defaults increase beyond the level of expected third party reimbursement assumptions, then these changes will have an additional negative effect on the value of the Company's additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, the Company believes, a reasonable index for borrowings of the trusts. Because the trusts' student loan assets earn interest based on LIBOR, and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts that have issued auction rate notes.

        The following table shows the Company's loan performance assumptions and service receivables balances at June 30, 2008 and estimated changes that would result from changes in the Company's loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2008. The Company also discusses below the effect on the fair value of the structural advisory fees and residuals receivables of changes in the assumed spread between 1-month LIBOR rates and auction rates.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

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

			Management assumption and receivables balance at June 30, 2008
	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	12.48%	13.66%	14.83%	16.00%	17.18%
Total structural advisory fees	$127,741	$120,411	$113,842	$110,478	$107,847
Change in receivables balance	12.21%	5.77%		(2.96)%	(5.27)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total structural advisory fees	$111,016	$111,500	$113,842	$115,609	$117,571
Change in receivables balance	(2.48)%	(2.06)%		1.55%	3.27%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total structural advisory fees	$118,363	$116,044	$113,842	$111,781	$109,810
Change in receivables balance	3.97%	1.93%		(1.81)%	(3.54)%
Discount rate:
Management assumption	7.78%	8.75%	9.72%	10.69%	11.66%
Total structural advisory fees	$137,658	$125,099	$113,842	$103,746	$94,680
Change in receivables balance	20.92%	9.89%		(8.87)%	(16.83)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$95,427	$104,419	$113,842	$123,806	$134,192
Change in receivables balance	(16.18)%	(8.28)%		8.75%	17.87%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through June 30, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 14.83%.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

			Management assumption and receivables balance at June 30, 2008
	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	12.48%	13.66%	14.83%	16.00%	17.18%
Total residual receivables	$401,455	$342,174	$293,255	$254,368	$225,983
Change in receivables balance	36.90%	16.68%		(13.26)%	(22.94)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total residual receivables	$262,988	$273,973	$293,255	$307,344	$329,662
Change in receivables balance	(10.32)%	(6.57)%		4.80%	12.42%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total residual receivables	$323,553	$308,065	$293,255	$279,175	$265,571
Change in receivables balance	10.33%	5.05%		(4.80)%	(9.44)%
Discount rate:
Management assumption—non-Triple-B trusts	11.60%	13.05%	14.50%	15.95%	17.40%
Management assumption—Triple-B trusts	12.40%	13.95%	15.50%	17.05%	18.60%
Total residual receivables	$416,506	$348,682	$293,255	$247,794	$210,376
Change in receivables balance	42.03%	18.90%		(15.50)%	(28.26)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual receivables	$259,232	$277,013	$293,255	$308,231	$320,116
Change in receivables balance	(11.60)%	(5.54)%		5.11%	9.16%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through June 30, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 14.83%.

        During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates the Company had assumed in the past. As a result, the Company revised the spread over LIBOR that it used to estimate the future cost of funding of auction rate notes. The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one month LIBOR plus a spread), a fixed interest rate and the maximum legally permissible rate.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables (Continued)

        During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that has issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least Aa3 by Moody's Investors Service (Moody's) and AA- by Standard & Poor's (S&P), or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A3 by Moody's and A- by S&P, based on the ratings assigned to the auction rate notes as of June 30, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch Ratings (Fitch) and bear interest at a maximum rate that is calculated as one-month LIBOR plus 1.50%, in the case of auction rate notes that are rated at least AA- by Fitch as of June 30, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that are rated at least A- by Fitch as of June 30, 2008. During the third quarter of fiscal 2008, the Company revised its assumption with regard to the future cost of funding of auction rate notes. The Company assumed at June 30, 2008 that all outstanding auction rate notes will continue to bear interest at these current maximum spreads over one-month LIBOR until their expected maturity dates.

        It is possible, in the event of certain ratings agency actions, that these maximum spreads can increase further. If any auction rate note were to be rated below Aa3 but at least A3 by Moody's, and below AA- but at least A- by S&P and Fitch, as applicable, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 by Moody's, and below A- by S&P and Fitch, as applicable, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

        If all outstanding auction rate notes that currently bear interest at LIBOR plus 1.50% were to continue to bear interest at LIBOR plus 1.50%, but all outstanding auction rate notes that currently bear interest at LIBOR plus 2.50% were instead to bear interest at LIBOR plus 3.50%, the estimated fair value of the Company's residuals would decrease by $3,292, or 1.1%, and the estimated fair value of the Company's additional structural advisory fees would decrease by $140, or 0.1% from their current valuations. If all outstanding auction rate notes that currently bear interest at LIBOR plus 1.50% were to instead to bear interest at LIBOR plus 2.50%, and all outstanding auction rate notes that currently bear interest at LIBOR plus 2.50% were instead to bear interest at LIBOR plus 3.50%, the estimated fair value of the Company's residuals would decrease by $43,308, or 14.8%, and the estimated fair value of the Company's additional structural advisory fees would decrease by $865, or 0.8% from their current valuations.

        If auctions do not fail, but the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate. The amount of the "excess" interest, however, would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to the Company's residual interest in the applicable securitization trust. As a result, the Company's projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest. In estimating the fair value of its service receivables, the Company has assumed that no trust will accrue carryover interest.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(5) Net Interest Income

        The following table reflects the components of net interest income for the years ended June 30, 2008, 2007 and 2006.

Net Interest Income

	Years Ended June 30,
	2008	2007	2006
Interest Income
Cash and cash equivalents—taxable	$3,185	$6,310	$5,698
Cash and cash equivalents—tax exempt	512	475	85
Federal funds sold	1,761	328	—
Investments—taxable	562	485	—
Investments—tax exempt	3,671	2,860	639
Student loans	32,656	188	—
Mortgage loans	758	513	—

Total interest-earning assets	43,105	11,159	6,422
Interest Expense
Savings accounts	2,383	1,042	—
Money market accounts	240	—	—
Brokered deposits	4,879	33	—
Warehouse line of credit	9,250	—	—
Other interest-bearing liabilities	731	713	959

Total interest-bearing liabilities	17,483	1,788	959

Net Interst Income	$25,622	$9,371	$5,463

(6) Related Party Transaction

        At June 30, 2008, the Company had invested approximately $30,866 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $70,432 of investments and cash equivalents were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company's directors own approximately 65% of Milestone Group Partners.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(7) Deposits

        The table below represents the Company's deposit balances as of June 30, 2008 and 2007, respectively:

	2008	2007
Savings accounts	$14,887	$6,613
Money market and DDA accounts	31,447	119
Time deposits	197,779	46,791

	$244,113	$53,523

        The aggregate amount of time deposits in denominations greater than $100 or more is $165,593 and $19,252 as of June 30, 2008 and 2007, respectively. Included in time deposits above are brokered deposits totaling $150,194 and $10,918 at June 30, 2008 and 2007, respectively. Included in money market accounts is $31,323 TERI segregated reserve account deposit related to USFB education loans.

        A summary of time deposits, by maturity, is as follows:

	June 30
	2008		2007
	Amount	Weighted average rate	Amount	Weighted average rate
Within one year	$197,579	3.13%	$46,708	5.16%
Over one year	200	3.58%	83	4.09%

	$197,779		$46,791

(8) Borrowings

(a) Education Loan Warehouse Facility

        In July 2007, UFSB-SPV entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from UFSB. At June 30, 2008, $242,899 was outstanding. Under the facility, UFSB-SPV pledges the purchased education loans as collateral for the advances it receives from the conduit lender.

        The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture (Default Rate), unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(8) Borrowings (Continued)

prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In May 2008, an additional event of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying portfolio. The conduit lender's recourse under the indenture is limited to student loans pledged as collateral.

(b) Equipment Line of Credit

        In January 2005, the Company entered into an equipment financing lease agreement which it used to finance purchases of furniture and equipment. The agreement, which expired on December 30, 2005, allowed the Company to finance up to $20,000 worth of furniture and equipment purchased before December 30, 2005. The Company expects to repay amounts drawn down on the line of credit at terms ranging from three to five years. At June 30, 2008, the outstanding principal balance on amounts borrowed under this line of credit was $1,593.

(c) TERI

        The Company entered into a note payable agreement with TERI on June 20, 2001, in the principal amount of $3,900, to fund the Company's acquisition of TERI's loan processing operations. Of the principal amount, $2,000 related to the acquisition of TERI's software and network assets and $1,900 related to the acquired workforce-in-place. Under the terms of the note payable, principal and interest at an annual rate of 6% are payable in 120 monthly installments of $43 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the software and network assets. The outstanding principal balance of this note payable at June 30, 2008 was $1,422.

        The Company also entered into a second note payable with TERI on June 20, 2001, in the principal amount of $4,000, to fund the acquisition of TERI's loan database. Principal and interest at an annual rate of 6% are payable in 120 monthly installments of $44 commencing on July 20, 2001 and ending on June 20, 2011. The note payable is secured by the loan database. The outstanding principal balance of this note payable at June 30, 2008 was $1,460.

        Principal payments due on notes payable to TERI in each fiscal year subsequent to June 30, 2008 are as follows:

2009	$904
2010	960
2011	1,018

$2,882

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(9) Retirement Plans

(a) Defined Contribution Plans—401(k)

        At June 30, 2008, the Company maintained a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. The Company, at its option, can contribute to the plan for the benefit of its employees. Employee and employer contributions vest immediately. The Company made contributions of $2,803, $3,093 and $2,143 during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

(10) 2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the Company's 2003 employee stock purchase plan (ESPP). A total of 600 shares of Common Stock are authorized for issuance under the ESPP. The ESPP permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary and eligible employees can participate in the ESPP after six months of employment. Employees who own 5% or more of the Common Stock are not eligible to participate in the ESPP. Under the ESPP, 45, 37 and 37 shares were issued during fiscal 2008, 2007 and 2006, respectively. On April 22, 2008, the Board of Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP.

(11) Commitments and Contingencies

Leases

        The Company leases office space and equipment under non-cancelable operating leases expiring at various times through April 2014. Rent expense pursuant to these operating leases for the periods ended June 30, 2008, 2007 and 2006 was approximately $13,026, $11,105 and $10,060, respectively. Rent expense was net of sublease revenue of $933, $655 and $512 for the years ended June 30, 2008, 2007 and 2006, respectively.

        At June 30, 2008, the Company had financed through non-cancelable capital leases furniture and equipment at a cost of $21,260 and accumulated depreciation of $12,104.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(11) Commitments and Contingencies (Continued)

        The future minimum lease payments required under these leases for each of the five fiscal years subsequent to June 30, 2008 and thereafter are as follows:

Fiscal year ending June 30,	Capital leases	Operating leases
2009	$3,780	$9,986
2010	3,532	9,648
2011	1,604	9,439
2012	—	8,461
2013	—	6,504
Thereafter	—	5,151

Total minimum lease payments	8,916	$49,189

Less amounts representing interest	(561)

Present value of future minimum lease payments	8,355
Less current portion	(3,687)

Long-term portion	$4,668

        The amounts the Company is entitled to receive under non-cancelable subleases of office space for each of the five fiscal years subsequent to June 30, 2008 are as follows:

Fiscal year ending June 30,	Sublease payments
2009	$2,961
2010	3,091
2011	3,091
2012	3,091
2013	3,091

Total	$15,325

Loan Database

        Under the terms of a database purchase and supplementation agreement dated June 30, 2001 between FMER and TERI, the Company paid a monthly purchase fee. The payments commenced on July 20, 2001 and were paid as consideration for the right to receive updates and queries to the loan database acquired in June 2001. In October 2004, this agreement, which had an initial term of five years, was renewed for an additional five-year term with monthly payments reduced from $62 to $21 commencing in July 2007. This agreement was terminated effective May 31, 2008 in the context of the TERI Reorganization (See Note 12).

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(11) Commitments and Contingencies (Continued)

Legal Proceedings

        In April and May 2008, seven purported class action lawsuits were filed against the Company and certain of its current and former officers and certain of its directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various Securities and Exchange Commission (SEC) filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. On August 28, 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. A consolidated amended complaint is due to be filed on November 28, 2008. A class has not been certified in the actions as of August 28, 2008.

        In addition, in May 2008, three federal derivative lawsuits were filed against certain of the Company's current and former officers and directors and nominally against the Company. The complaints are purportedly brought on behalf of the Company to remedy alleged violations of federal and state laws, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and the present. The complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On August 28, 2008, the court consolidated the derivative cases and stayed them pending resolution of the purported class actions described above. A state derivative action was also filed in Massachusetts Superior Court. The complaint is purportedly brought on behalf of the Company to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and the present. The complaint seeks a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. The Company is seeking a mutual agreement between the parties that this shareholder derivative action be stayed as well.

        The Company intends to vigorously assert its defenses in each of the actions. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material effect on its consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of its insurance coverage could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

        In addition, the Company is involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(11) Commitments and Contingencies (Continued)

Agreements with Lender Clients

        At June 30, 2008, the principal balance of loans facilitated and available to FMC for securitization was $3,399,483. Under the terms of its purchase agreements with lender clients, FMC generally has an obligation to use its best efforts to facilitate the purchase of the client's private student loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If FMC fails to facilitate a purchase in breach of its obligations, FMC's damages would be limited under the terms of certain of its purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

        Those purchase agreements that limit FMC's liability to liquidated damages generally provide that FMC's obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. The TERI Reorganization constitutes a "market disruption event" under certain of these purchase agreements, suspending FMC's contractual obligation to close a securitization with respect to approximately $1,604,000 of FMC's facilitated loan volume available for securitization as of June 30, 2008, excluding approximately $494,000 of loan volume originated by Union Federal. In the absence of a market disruption event, the liquidated damages that would be applicable to this facilitated loan volume were estimated to be approximately $7,669, excluding loan volume originated by Union Federal and loan volume originated by JPMorgan Chase Bank, N.A. (JPMorgan Chase) that FMC is no longer obligated to purchase as a result of termination of the purchase agreement between FMC and JPMorgan Chase on July 15, 2008 in the context of the TERI Reorganization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur until the market disruption event ceases.

        FMC's purchase agreements applicable to approximately $1,302,000 of FMC's facilitated loan volume available for securitization as of June 30, 2008 do not include a liquidated damages provision in the event FMC fails to facilitate a securitization in breach of its obligations, and the amount of the Company's potential liability with respect to such loans is not determinable at this time.

        Although FMC generally has an obligation to use its best efforts to facilitate the purchase of its clients' loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

(12) Concentrations

TERI

        TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, education loans. In its role as guarantor in the private education lending market, TERI agrees to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. Historically, TERI was the exclusive third party provider of borrower default guarantees for the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(12) Concentrations (Continued)

Company's clients' private education loans. As of June 30, 2008, TERI had a Ca counterparty rating from Moody's Investors Service and did not receive a rating from Fitch Ratings.

         Historical Relationship.    In 2001, the Company acquired TERI's historical database and loan processing operations, but not its investment assets or guaranty liabilities. In connection with the transaction, the Company entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These included a Master Servicing Agreement, a database sale and supplementation agreement (Database Agreement) and a master loan guaranty agreement (Master Loan Guaranty Agreement). In October 2004, the Company renewed its agreements with TERI in each case for an additional term through June 2011. Pursuant to the Master Servicing Agreement, TERI engaged the Company to provide loan origination, pre-claims, claims and default management services. Under TERI's agreements with lenders, lenders delegated their loan origination functions to TERI, and TERI had the right to subcontract these functions. Pursuant to the Database Agreement, TERI provided updated information to the Company about the performance of the student loans it had guaranteed, so that the Company could continue to supplement and enhance the Company's database.

        Under the terms of the Master Loan Guaranty Agreement, the Company granted TERI a right of first refusal to provide a third party loan guaranty under existing and future private label loan programs facilitated by the Company, as well as new loan programs jointly created by TERI and the Company. In addition, the Company agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans. The Master Loan Guaranty Agreement generally provided that the guaranty fees earned by TERI upon the disbursement of student loans would be placed by TERI in segregated reserve accounts which were held as collateral to secure TERI's obligation to purchase defaulted student loan principal and interest. These accounts were generally held by third party financial institutions for the benefit of the program lender until the student loans are securitized, at which point the accounts were pledged to the securitization trust that purchased the loans. The Master Loan Guaranty Agreement, as it had been implemented through guaranty agreements with individual lenders, entitled TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the pledged accounts.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(12) Concentrations (Continued)

    Company's ownership percentage, and a decrease in the ownership interest of TERI, by a percentage that resulted in an equivalent dollar reduction in the fair value of TERI's residual ownership interest at the time of the securitization.

        In September 2007, the Company entered into an additional supplement to the Master Loan Guaranty Agreement. This additional supplement provided that for each fiscal year between July 1, 2007 and June 30, 2011, TERI was entitled to make an annual election to adjust the amount of its administrative fee, and the amount deposited into the pledged account, within the parameters set forth in the August 2006 supplement. TERI's election would apply to all securitizations of TERI-guaranteed loans completed during the applicable fiscal year. TERI elected to receive an administrative fee of 240 basis points for any securitization transaction the Company completed in fiscal 2008. The Company agreed to attempt in good faith to structure its securitization transactions to accommodate TERI's election. TERI received an administrative fee of 182 basis points for the securitization transactions the Company completed in the first quarter of fiscal 2008.

         TERI Reorganization.    On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on the Company's client relationships, facilitated loan volume, loans available for securitization, the value of its service receivables and its ability to realize TERI's cost reimbursement and guaranty obligations. FMC guaranteed the full and timely performance by FMER of its obligations pursuant to the Master Servicing Agreement. In the context of the TERI Reorganization, the Company has a general unsecured claim with regard to $16,857 of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's petition. Processing fees from TERI totaled approximately $126,540 during fiscal 2008 and represented approximately 15% of the Company's total revenue during fiscal 2007 and 19% of the Company's total revenue during fiscal 2006.

        Certain of the Company's agreements with clients provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. In April 2008, the Company received notice that Bank of America, N.A. (Bank of America) elected to terminate its agreements due to the TERI Reorganization. Structural advisory fees and residuals from securitization of loans originated by Bank of America represented approximately 15% of the Company's total revenue for fiscal 2007, and loans originated and available for securitization by Bank of America represented approximately 18% of the Company's total loans available for securitization for the fiscal year ended June 30, 2008. The Company has the right to facilitate the securitization of Bank of America loans originated prior to the termination, subject to the terms and conditions of the note purchase agreements between Bank of America and the Company.

        The Company also received notice in April 2008 that RBS Citizens, N.A. (RBS) elected to terminate certain agreements with the Company and its clients. The Company provided services to RBS in connection with various private student loan programs, (RBS Programs), including RBS Programs marketed by third parties that are not themselves lenders (Program Marketers) and RBS Programs marketed under RBS' private label brands. Subject to the terms and conditions of note purchase agreements between RBS and the Company, the Company had the right to facilitate securitization of RBS Program loans. The Company had also entered into agreements (Program Agreements), among

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(12) Concentrations (Continued)

RBS, program marketers and the Company pursuant to which the Company coordinated the marketing of certain RBS Programs. As a result of the terminations, neither RBS nor the Company has any further obligations to sell or purchase certain RBS Program loans, and the affected program marketers were required to cease all marketing activities with regard to their RBS Programs. In total, loans subject to the terminated note purchase agreements or attributable to the terminated RBS Programs represented approximately 22% of the Company's total loans available for securitization for the fiscal year ended June 30, 2008. Note purchase agreements between RBS and the Company relating to a limited number of the terminated RBS Programs remain in effect, such that RBS and the Company have continuing obligations to sell and purchase loans that were originated pursuant to these RBS Programs prior to termination. Such loans represented approximately 15% of the Company's total principal amount of loans available for securitization for the fiscal year ended June 30, 2008.

        In July 2008, the Bankruptcy Court entered an order (Order) granting a motion by TERI to terminate the loan origination agreement and guaranty agreement between TERI and JPMorgan Chase. TERI and JPMorgan Chase entered into a stipulation in connection with the motion, providing for certain agreements among the parties with regard to the terminations. Pursuant to the stipulation, TERI agreed to return to JPMorgan Chase a portion of the guaranty fees previously paid by JPMorgan Chase to TERI with regard to private education loans funded and currently owned by JPMorgan Chase (Program Loans), and JPMorgan Chase waived and relinquished any further guaranty claims against TERI with regard to the Program Loans. The Company had the right to facilitate securitization of the Program Loans, subject to the terms and conditions of the note purchase agreement between the Company and JPMorgan Chase (NPA). As a result of the termination of the guaranty agreement, the NPA also terminated. As a result, JPMorgan Chase no longer has any further obligations to sell and the Company no longer has any obligation to purchase Program Loans pursuant to the NPA. Consequently, the Company will not be purchasing from JPMorgan Chase, pursuant to the NPA, Program Loans totaling approximately $700,000 originated by JPMorgan Chase prior to the termination of the NPA. Program Loans represented approximately 16% of the Company's total principal amount of loans facilitated and available for securitization as of June 30, 2008.

        As a result of the TERI Reorganization and the Company's inability to access the securitization market, the clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs or instructed TERI to stop accepting applications for TERI-guaranteed loans. Union Federal, which has funded the Astrive Loan Program in the past, is not doing so as of the date of this annual report. These actions, together with the tightening of the Company's clients' loan underwriting criteria, resulted in a significant reduction in the Company's facilitated loan volumes during the second half of fiscal 2008. The Company expects that the guaranty agreements or loan origination agreements that a significant number of its clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of the Company's agreements with the client. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves, and prospective clients may not wish to enter into guaranty arrangements with TERI.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(12) Concentrations (Continued)

        In April and May 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from segregated reserve accounts until further order by the Bankruptcy Court. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans using cash in pledged accounts (Pledged Accounts) established for the benefit of certain securitization trusts. The order was granted subject to the following:

  •
  The committee of unsecured creditors (Creditors Committee) or any other person or entity has the right to challenge the validity, perfection, priority or enforceability of the trusts' security interests in (i) the Pledged Accounts within 14 days following the order, (ii) funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization (Post-Petition Transfers) within 45 days following the order and (iii) collateral securing TERI's guaranty obligations other than the Pledged Accounts and the Post-Petition Transfers within 60 days following the order. The Bankruptcy Court, with the assent of all parties, subsequently extended until October 1, 2008 all parties' rights to challenge the trusts' security interests in the collateral serving TERI's guaranty obligations other than the Pledged Accounts. Extension of the objection deadline will allow the Creditors Committee additional time to review and discuss its potential objections with the affected parties.

  •
  Recoveries that have not been transferred to a Pledged Account will be placed in a segregated account and held in such account until the earliest of (i) the 61st day following the order and (ii) the entry of an order by the Bankruptcy Court directing the disposition, transfer or other use of funds in such account.

        The order does not permit TERI to purchase any defaulted loans with funds from TERI's general operating accounts.

         Transition Services Agreement.    On June 23, 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement, the Master Loan Guaranty Agreement and the Database Agreement, as well as the marketing services agreement pursuant to which the Company provided certain marketing-related services to TERI. As a result of the order, each of the agreements, as amended or supplemented to date, was terminated effective as of May 31, 2008. The order also approved a motion by TERI to enter into a Transition Services Agreement with the Company.

        As a result of the terminations, among other things:

  •
  The Company will not receive processing fees from TERI pursuant to the Master Servicing Agreement for any period after May 31, 2008. During fiscal 2008, the Company received approximately $126,540 in processing fees from TERI pursuant to either the Master Servicing Agreement or Transition Services Agreement, which became effective on June 1, 2008.

  •
  The Company is not obligated to use TERI as a third party provider of borrower default guaranties for its clients' private label loan programs.

  •
  TERI will no longer reimburse the Company pursuant to the Master Servicing Agreement for internal or external expenses relating to default prevention activities.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(12) Concentrations (Continued)

  •
  The Company will no longer be obligated to pay for, and no longer have the right to receive, updated performance data with regard to TERI-guaranteed loans not held by Union Federal or securitization trusts facilitated by the Corporation.

        Pursuant to the Transition Services Agreement:

  •
  The Company agreed to provide origination services to TERI in connection with the processing and funding of "pipeline" loans for which an application is received on or before the later of (i) termination of the Transition Services Agreement and (ii) the date that is 60 days after all lenders suspend or terminate their programs with TERI. The Company will charge TERI a fee equal to the amount of the origination fee that the lender is obligated to pay TERI pursuant to the lender's loan origination agreement with TERI.

  •
  The Company agreed to provide guaranty claims review and processing services to TERI with regard to TERI-guaranteed loans held by securitization trusts facilitated by the Company and TERI-guaranteed loans not held by securitization trusts facilitated by the Company. The Company agreed to charge TERI a fixed fee per loan for such services, but with regard to TERI-guaranteed loans held by securitization trusts facilitated by the Company, such fees will be payable as an offset against TERI's residual interests in securitization trusts.

  •
  The Company will provide oversight and administration services with regard to collections on defaulted loans. TERI agreed to continue to remit payments owed to third party collection agencies, which amounts the collection agencies generally net out of recoveries being remitted to TERI. With respect to TERI-guaranteed loans held by securitization trusts facilitated by the Company, to cover the Company's administrative costs, TERI has agreed pay a fixed percentage of gross dollars recovered (Administrative Fee), plus a fixed fee that TERI would have otherwise retained from amounts recovered. To the extent that the Bankruptcy Court enters an order or otherwise determines that the securitization trusts have a first priority, valid, enforceable perfected security interest in all "Recoveries" (as defined in the applicable deposit and security agreements), TERI will not be required to pay to the Company the Administrative Fee after the date of such order. As a result, the Company's compensation for providing oversight and administration services with regard to collections on defaulted loans would be limited to the fixed fee that TERI would have retained from amounts recovered.

  •
  The Company agreed to provide TERI with (i) the data comprising the Loan Database (as defined in the Database Agreement) to the extent such data is or has been received by TERI solely in connection with its business as a loan guarantor and is stored, maintained or held by the Company and is data owned by TERI and (ii) a copy of certain additional data to which TERI is entitled under its existing agreements.

  •
  Notwithstanding the termination of the Database Agreement, (i) the Company continues to possess all right, title and interest in its Delivered Database (as defined in the Database Agreement), subject to certain restrictions and (ii) the Loan Database transferred by the Company to TERI pursuant to the Transition Services Agreement shall remain subject to certain restrictions.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(12) Concentrations (Continued)

  •
  The Company agreed to maintain certain infrastructure-related services and support, including availability of internal and external network connectivity and maintenance of existing interfaces for certain business applications, and to cooperate regarding independent provision by TERI of certain business software and systems. TERI agreed to a fixed monthly rate with respect to certain services and a fixed hourly rate for certain other services.

        The Transition Services Agreement had an initial term through July 31, 2008, subject to extension through September 30, 2008. The Company agreed to TERI's request to extend the agreement through September 30, 2008. TERI has the right to terminate any specific service provided pursuant to the Transition Services Agreement upon 10 business days notice to the Company.

        Under the June 2008 order with respect to the Pledged Accounts of the securitization trusts the Company is authorized pursuant to the order to continue providing and receiving reimbursement for guaranty claims review and processing services, as well as collections oversight and administration services, for TERI-guaranteed loans held by securitization trusts facilitated by the Company at the rates set forth in the Transition Services Agreement after termination of the transition services agreement. The order also provides that in the event that the Company maintains default prevention activities in respect of TERI-guaranteed loans held by securitization trusts facilitated by the Company, to the extent that the Company demonstrates that such efforts resulted in an increase in the value of a trust's residual interests, then the costs of such default prevention activities will be offset against TERI's residual interest in such trust to fairly apportion the costs to TERI as a beneficiary. The Company's rights survive the termination of the Transition Services Agreement.

PHEAA

        As of June 30, 2008, there were eight loan servicers servicing the Company's clients' private student loans. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of June 30, 2008, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a majority of the loans for which the Company facilitated origination. PHEAA also operates under the name American Education Services (AES). If the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another loan servicer, which could be time-consuming and costly.

Revenue Concentration

        The Company earned $320,382 in securitization-related fees from the trusts used to securitize student loans during fiscal 2008. Securitization-related fees from securitization trusts represented approximately 78% of total revenue in fiscal 2007 and 74% of total revenue in fiscal 2006. These securitization trusts purchased private student loans from several lenders, including JP Morgan Chase, Bank of America, RBS and Union Federal. The Company did not recognize more than 10% of total service revenue from any other customer.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(13) Income Taxes

        Components of income tax (benefit) expense attributable to income from operations for the years ended June 30, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Current:
Federal	$72,550	$118,067	$69,602
State	12,933	34,859	18,398

Total current tax expense	85,483	152,926	88,000

Deferred:
Federal	(199,976)	81,899	57,916
State	(37,387)	21,609	1,878

Total deferred income tax (benefit) expense	(237,363)	103,508	59,794

Income tax (benefit) expense	$(151,880)	$256,434	$147,794

        The following table reconciles the expected federal income tax (benefit) expense (computed by applying the federal statutory tax rate to income (loss) before taxes) to recorded income tax (benefit) expense for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Computed federal tax (benefit) expense	$(135,435)	$219,718	$134,314
State tax, net of federal benefit	(15,895)	36,704	13,179
Other	(550)	12	301

Income tax (benefit) expense	$(151,880)	$256,434	$147,794

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(13) Income Taxes (Continued)

        The tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:
Residual fees, net	$35,729	$—
Deferred compensation	3,082	2,911
Other	2,282	1,369

Total net deferred tax asset	41,093	4,280

Deferred tax liability:
Residual fees, net	—	(187,412)
Structural advisory fees	(47,639)	(56,006)
Deferred recognition of intercompany income for tax	(3,290)	(3,852)
Deferred advertising costs	—	(3,976)
Depreciation	(549)	(782)

Total deferred tax liability	(51,478)	(252,028)

Net deferred tax liability	$(10,385)	$(247,748)

        The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences, and through future taxable income. The Company will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not have a material impact on the Company's consolidated financial position or results of operations. As a result of changes in the estimated fair value of the Company's service receivables since June 30, 2007, the unrecognized benefit decreased significantly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$32,319
Reductions for tax positions of prior years	(31,590)
Reductions as a result of a lapse of the applicable statute of limitations	(419)
Additions based upon tax positions related to current year	6,128

Balance at June 30, 2008	$6,438

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(13) Income Taxes (Continued)

        Included in the balance at June 30, 2008, are $4,185 of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recognizes penalties (if any) in income tax expense. During the year ended June 30, 2008, the Company accrued approximately $1,298 of interest. At June 30, 2008 the Company had approximately $1,856 accrued for interest and no amount accrued for the payment of penalties.

(14) Stockholders' Equity and Stock-Based Compensation

Investment Agreement

        On December 21, 2007, FMC entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (Purchasers), pursuant to which the Company sold 60 shares newly designated Series A Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series A Preferred Stock), at a purchase price of $1,000 per share. Pursuant to the Investment Agreement, the Company also agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, up to 201 shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1,000 per share. The shares of Series B Preferred Stock would be convertible, at the option of the holders, into up to 13,380 shares of Common Stock at a conversion price of $15 per share. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on the Common Stock. Upon liquidation, dissolution or winding up of FMC, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with the Common Stock in the distribution of remaining assets. FMC has also granted to GS Parthenon A, L.P. the right to designate one representative to FMC's Board of Directors and has provided to the Purchasers required and incidental rights to register under the Securities Act of 1933, as amended, any Common Stock obtained from the conversion of preferred stock.

        The total investment by the Purchasers, including their initial investment in the Series A Preferred Stock, was capped by the terms of the Investment Agreement at an amount equal to 25 percent of the total stockholders' equity of the Company, consistent with regulations of the OTS.

Series A Non-Voting Convertible Preferred Stock

        On December 21, 2007, FMC issued 60 shares of newly designated Series A Preferred Stock that was convertible, at the option of the holders, into 5,320 shares of Common Stock, at a conversion price of $11.24 per share. The purchase price of the Series A Preferred Stock was $1,000 per share. On January 30, 2008, the holders of the Series Preferred Stock elected to convert such shares into an aggregate of 5,320 shares of Common Stock.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(14) Stockholders' Equity and Stock-Based Compensation (Continued)

Stock-Based Compensation

        During fiscal 2008, the Company issued equity awards to its employees and non-employee directors under its 2003 stock incentive plan (2003 Plan). The Company has previously issued stock options to its non-employee directors under its 2002 director stock plan (2002 Plan). The Company does not intend to grant stock options under the 2002 Plan in the future. The Company also had a third equity incentive plan, its 1996 stock option plan (1996 Plan), under which it granted stock options to its employees in the past. The Company has not granted any stock options under the 1996 Plan since July 2003, and no shares remain available for issuance under the 1996 Plan because the term of the 1996 Plan has expired.

        Under the 1996 Plan, the Company could grant either incentive stock options (pursuant to Section 422 of the Internal Revenue Code) or non-statutory stock options to its officers and employees, and non-statutory stock options to consultants, for up to 10,500 shares of common stock. Options granted under the 1996 Plan generally vest ratably over four years in five equal installments beginning on the date of grant, and the term of each incentive stock option granted under the 1996 Plan could not exceed a period of ten years from the date of its grant. The 1996 Plan stipulated that the exercise price with respect to incentive stock options shall not be less than the fair market value of the stock on the day of grant as determined in good faith by the Board of Directors or the Compensation Committee of the Board of Directors.

        Under the 2002 Plan, the Company may grant non-statutory stock options to non-employee members of its Board of Directors for up to 300 shares of common stock. Under the terms of the 2002 Plan, each non-employee director was granted an option to purchase 6 shares of common stock (i) as of the date of his or her initial election to the Board of Directors and (ii) annually on each September 20 (beginning September 20, 2003) if on that date the non-employee director had served on the Board of Directors for at least 180 days. The term of each option was ten years, and each option was immediately exercisable upon grant. The exercise price was set at the closing price of the Company's common stock on the New York Stock Exchange on the last trading day immediately preceding the date of grant. On August 15, 2006, the Board of Directors suspended new awards under the 2002 Plan and adopted in their place a program under the 2003 Plan for grants of stock units to non-employee directors. As a result, each non-employee director of the Company will receive:

  •
  on the date of his or her initial election to the Board of Directors, 3 stock units under the 2003 Plan; and

  •
  an annual grant of 3 stock units under the 2003 Plan on September 20 of each year, if the non-employee director has then served on the Board of Directors for at least 180 days.

        In each case, each stock unit represents the right to receive one share of Common Stock. A director may elect to defer delivery of the underlying shares until a later date in accordance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

        In September 2003, the Board of Directors and stockholders approved the 2003 Plan and reserved 1,800 shares of common stock for issuance under this plan. In fiscal 2006, the Board of Directors and stockholders approved an increase in the number of shares of common stock reserved for issuance

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(14) Stockholders' Equity and Stock-Based Compensation (Continued)

under the 2003 Plan from 1,800 to 4,050. Under the 2003 Plan, the Board of Directors, or one or more sub-committees of the Board, may grant options or other stock based awards to employees, directors, consultants or advisors. Prior to June 30, 2004, no options or awards had been issued under this plan. Through June 30, 2008, the Company granted in aggregate 1,381 restricted stock units to certain employees, of which 380 were canceled prior to June 30, 2008 as a result of voluntary terminations prior to vesting and 279 converted to shares of Common Stock upon vesting. In addition, the Company granted 1,200 stock options under this plan during fiscal 2005. These stock options were canceled in fiscal 2006 as a result of voluntary termination and are available for re-grant under the 2003 Plan. At June 30, 2008, 3,049 shares were available for future grant under the 2003 Plan.

        The following table summarizes information about stock options outstanding at June 30, 2008:

Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable
$0.67	6	2.00	$0.67	6
$3.33	25	4.22	3.33	25
$4.67	90	4.67	4.67	90
$8.10	30	5.19	8.10	30
$10.00	6	5.28	10.00	6
$19.04	30	7.22	19.04	30
$32.97	36	6.22	32.97	36

	223	5.23	11.53	223

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(14) Stockholders' Equity and Stock-Based Compensation (Continued)

        The following table presents stock option activity for the fiscal years ended June 30, 2008, 2007 and 2006:

	Number of options	Weighted- average exercise price per share	Aggregate intrinsic value
Outstanding options at June 30, 2005	2,637	24.77
Granted	36	19.04
Exercised	(744)	2.39	15,623
Canceled	(1,232)	48.84

Outstanding options at June 30, 2006	697	5.85
Granted	—	—
Exercised	(438)	3.11	17,805
Canceled	(23)	4.67

Outstanding options at June 30, 2007	236	11.08
Granted	—	—
Exercised	(5)	3.33	142
Canceled	(8)	3.33

Outstanding and exercisable at June 30, 2008	223	11.53	—

        The Company did not grant any restricted stock units prior to fiscal 2005. The following table presents restricted stock unit activity for the fiscal years ended June 30, 2008, 2007 and 2006.

	Number of restricted stock units	Weighted- average grant date fair value per share
Outstanding restricted stock units at June 30, 2005	108	33.58
Granted	489	21.66
Common stock issued at vest date	—	—
Canceled	(14)	39.88

Outstanding restricted stock units at June 30, 2006	583	23.43
Granted	379	34.23
Common stock issued at vest date	(67)	33.97
Canceled	(54)	30.70

Outstanding restricted stock units at June 30, 2007	841	26.99
Granted	388	33.15
Common stock issued at vest date	(212)	42.14
Canceled	(295)	38.08

Outstanding restricted stock units at June 30, 2008	722

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(14) Stockholders' Equity and Stock-Based Compensation (Continued)

        As of June 30, 2008, there was $12,968 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (all restricted stock units). That cost is expected to be recognized over a weighted-average period of approximately 2 years.

(15) Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share of the Common Stock:

	Year ended June 30,
	2008	2007	2006
Net income (loss)	$(235,076)	$371,331	$235,960

Shares used in computing net income (loss) per common share—basic	95,732	94,296	95,366
Effect of dilutive securities:
Stock options	—	253	825
Restricted stock units	—	296	67

Dilutive potential common shares	—	549	892

Shares used in computing net income (loss) per common share—diluted	95,732	94,845	96,258

Net income (loss) per common share:
Basic	$(2.46)	$3.94	$2.47

Diluted	$(2.46)	$3.92	$2.45

        Stock options and restricted stock units totaling 223 and 722, respectively for 2008 were not included in the calculation of diluted income (loss) per share as inclusion would have been anti-dilutive.

(16) UFSB Regulatory Capital Requirements

        UFSB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on UFSB's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, UFSB must meet specific capital guidelines that involve quantitative measures of UFSB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Additionally, UFSB's ability to pay dividends is limited by regulation. UFSB's equity capital was $113,796 at June 30, 2008.

        Quantitative measures established by regulation to ensure capital adequacy require UFSB to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of June 30,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(16) UFSB Regulatory Capital Requirements (Continued)

2008 and 2007, UFSB met all capital adequacy requirements to which it is subject and had total risk-based ratios of 22.14% and 19.70%, Tier 1 risk-based ratios of 22.08% and 19.30%, and Tier 1 leverage ratios of 18.43% and 12.96%, respectively. As of June 30 2008 and 2007, UFSB is well capitalized under the regulatory framework for prompt corrective action.

(17) Unaudited Quarterly Information

        The table below summarizes unaudited quarterly information for each of the three months in the fiscal years ended June 30, 2008 and 2007:

	Three months ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(in thousands, except per share data)
Total revenues	$379,962	$(122,810)	$(251,788)	$(33,773)
Non-interest expenses	97,501	73,693	123,547	63,806
Income tax expense (benefit)	113,641	(78,828)	(145,785)	(40,908)

Net income (loss)	$168,820	$(117,675)	$(229,550)	$(56,671)

Net income (loss) per share:
Basic	$1.81	$(1.26)	$(2.36)	$(0.57)
Diluted	1.80	(1.26)	(2.36)	(0.57)

	Three months ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(in thousands, except per share data)
Total revenues	$302,945	$197,766	$180,163	$199,830
Non-interest expenses	65,599	58,983	60,897	67,476
Other income	—	—	13	3
Income tax expense	96,338	57,632	48,107	54,357

Net income	$141,008	$81,151	$71,172	$78,000

Net income per share:
Basic	$1.50	$0.86	$0.75	$0.83
Diluted	1.49	0.85	0.75	0.83

        The Company's quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing, size and structure of the securitizations that it structures. In fiscal 2007, the Company facilitated one securitization in each of the first three quarters and two securitizations in the fourth quarter. In fiscal 2008, the Company facilitated two securitizations in the first quarter and none in the remaining quarters.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008, 2007 and 2006

(dollars and shares in thousands, except per share amounts)

(18) Subsequent Events

         Sale of Preferred Stock.    On August 18, 2008, FMC received $132,700 in gross proceeds from the sale of shares of Series B Preferred Stock (series B preferred stock) to affiliates of GS Capital Partners, or GSCP. In December 2007, the affiliates of GSCP invested $59,800 to acquire shares of the Company's Series A Preferred Stock, and they also agreed to invest up to an additional $200,700 to acquire shares of the Company's Series B Preferred Stock, subject to receipt of applicable regulatory approvals and determinations and satisfaction of other conditions. The total investment by the purchasers, including their initial investment of $59,800, was capped by the terms of the Investment Agreement at an amount equal to 25% of the Company's total stockholders' equity, consistent with regulations of the OTS. As a result of a decrease in the Company's stockholders' equity since the time of the initial investment by the purchasers, and based on the Company's stockholder's equity as of June 30, 2008, the subsequent equity investment by the purchasers was limited to $132,700. The total investment by the purchasers was approximately $192,500.

         Stock Option Grant.    The Board of Directors elected Daniel M. Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008, subject to any required regulatory approvals. In connection with the election, the Board of Directors and a subcommittee of the Compensation Committee of the Board of Directors approved the grant on August 18, 2008 of stock options to Mr. Meyers to purchase (a) 2,000 shares of Common Stock, at an exercise price of $6.00 per share, that will vest and become exercisable as to 25% of the shares underlying the stock option on each of the first, second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000 shares of Common Stock, at an exercise price of $12.00 per share, that will vest and become exercisable in full 90 days after the Grant Date; and (c) 2,000 shares of Common Stock, at an exercise price of $16.00 per share, that will vest and become exercisable in full 90 days after the Grant Date. Each of the stock options will vest and become exercisable in full (a) if the closing sale price of the Common Stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (b) in the event of Mr. Meyers's death or disability, as defined in his employment agreement, or (c) in the event that Mr. Meyers's employment is terminated by the Company without Cause, as defined in his employment agreement, or by Mr. Meyers with Good Reason, as defined in his employment agreement. In addition, subject to certain conditions set forth in his employment agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by the Company and will be subject to a repurchase option by the Company. Each of the stock options will expire ten (10) years from the Grant Date. The stock options were not granted under any of the Company's existing stockholder-approved incentive plans.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended
3.2(1)	Amended and Restated By-laws of the Registrant
10.1(2)††	Note Purchase Agreement (Bank of America DTC Program) between the Registrant and Bank of America, N.A., dated as of April 1, 2006
10.2(2)	Amended and Restated Bank of America Direct to Consumer Loan Program: Umbrella Agreement between the Registrant and Bank of America, N.A., dated as of April 1, 2006
10.3(3)††	Amended and Restated Note Purchase Agreement (Bank of America School Channel Loan Programs) between the Registrant and Bank of America, N.A., dated as of June 30, 2006
10.4(3)	Bank of America School Channel Loan Programs: Amended and Restated Umbrella Agreement between the Registrant and Bank of America, N.A., dated June 30, 2006
10.5(4)††	Note Purchase Agreement between the Registrant and Charter One Bank, N.A., dated March 25, 2004 (Astrive and astriveAlliance Loan Program f/k/a START)
10.6(5)††	Amended and Restated Private Student Loan Servicing Agreement between the Registrant and Pennsylvania Higher Education Assistance Agency, dated as of September 28, 2006
10.7(1)#	1996 Stock Option Plan, as amended to date
10.8(1)#	2002 Director Stock Plan
10.9(1)#	2003 Employee Stock Purchase Plan
10.10(6)#	2003 Stock Incentive Plan, as amended
10.11#	Executive Incentive Compensation Plan
10.12(7)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan
10.13(8)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan
10.14(8)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan
10.15(4)#	Form of Deferred Stock Unit Agreement evidencing director grants under the 2003 Stock Incentive Plan
10.16(4)#	Form of Performance-based Restricted Stock Unit Agreement evidencing performance-based grants under the 2003 Stock Incentive Plan
10.17(9)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers
10.18(9)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers
10.19(8)#	Letter Agreement between the Registrant and Jack L. Kopnisky, dated August 16, 2005
10.20(8)#	Letter Agreement between the Registrant and Peter B. Tarr, dated June 10, 2005
10.21(1)#	Letter Agreement between the Registrant and John Hupalo, dated February 24, 2003
10.22(10)#	Letter Agreement between the Registrant and John Hupalo, dated October 14, 2005

Number	Description
10.23(3)#	Letter Agreement between the Registrant and Anne P. Bowen, dated April 28, 2004
10.24(11)#	Letter Agreement between the Registrant and Stephen E. Anbinder, dated June 27, 2006
10.25(12)#	Letter Agreement between the Registrant and Stephen E. Anbinder, dated May 8, 2007
10.26(9)#	Non-Statutory Stock Option Agreement for $6.00 stock options between the Registrant and Daniel Meyers
10.27(9)#	Non-Statutory Stock Option Agreement for $12.00 and $16.00 stock options between the Registrant and Daniel Meyers
10.28(8)#	Restricted Stock Unit Agreement between the Registrant and Peter B. Tarr, dated July 11, 2005
10.29(13)#	Restricted Stock Unit Agreement between the Registrant and Anne P. Bowen, dated October 26, 2004
10.30#	Summary of Director Compensation
10.31(10)	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement
10.32(1)	Indenture of Lease between the Registrant and BP Prucenter Acquisition LLC, dated September 5, 2003
10.33(14)	First Amendment, dated October 7, 2004, to Indenture of Lease between the Registrant and BP Prucenter Acquisition LLC
10.34(15)	Amended and Restated Standard Form Commercial Lease between the Registrant and OMV Associates Limited Partnership for 31 St. James Avenue, Boston, MA, dated February 18, 2004
10.35(16)	Second Amendment, dated September 30, 2004, to Amended and Restated Standard Form Commercial Lease between the Registrant and OMV Associates Limited Partnership
10.36(7)	Commercial Lease between the Registrant and Cabot Road Partners, LLC for One Cabot Road, Medford, MA, dated August 13, 2004
10.37(17)	Investment Agreement, dated as of December 21, 2007, among The First Marblehead Corporation, GS Parthenon A, L.P. and GS Parthenon B, L.P.
10.38(17)
Amended and Restated Registration Rights Agreement, dated as of December 21, 2007, among The First Marblehead Corporation, GS Parthenon A, L.P. and GS Parthenon B, L.P. and the other holders named therein
10.39(18)	Amendment No. 1 to Investment Agreement, dated as of January 30, 2008, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
10.40(9)	Amendment No. 2, dated August 18, 2008, to the Investment Agreement, dated December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(19)	Static pool data as of June 30, 2008
99.2(19)	Supplemental presentation dated August 21, 2008

(1)
Incorporated by reference to the exhibits to the Registrant's registration statement on Form S-1 (File No. 333-108531).

(2)
Incorporated by reference to the exhibits to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 10, 2006.

(3)
Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the SEC on September 12, 2006.

(4)
Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the SEC on August 28, 2007.

(5)
Incorporated by reference to the exhibits to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(6)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on October 31, 2005.

(7)
Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the SEC on September 15, 2004.

(8)
Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the SEC on September 7, 2005.

(9)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on August 18, 2008.

(10)
Incorporated by reference to the exhibits to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 8, 2005.

(11)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on June 30, 2006.

(12)
Incorporated by reference to the exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 10, 2007.

(13)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K/A filed with the SEC on November 23, 2004.

(14)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on October 8, 2004.

(15)
Incorporated by reference to the exhibits to the Registrant's quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

(16)
Incorporated by reference to the exhibits to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 12, 2004.

(17)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on December 27, 2007.

(18)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on February 4, 2008.

(19)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on August 21, 2008.

††
Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

#
This Exhibit is a management contract or compensatory plan or arrangement.