Form 10-Q
period 2008-09-30
FIRST MARBLEHEAD CORP
filed 2008-11-10
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 7, 2008, the registrant had 99,085,300 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$152,384	$70,280
Federal funds sold	83,192	80,215
Investments	69,483	70,629
Loans held for sale	482,715	497,324
Service receivables:
Structural advisory fees	94,475	113,842
Residuals	213,099	293,255
Processing fees from The Education Resource Institute (TERI)	791	4,086

Total service receivables	308,365	411,183

Property and equipment	87,975	92,273
Less accumulated depreciation and amortization	(56,262)	(54,592)

Property and equipment, net	31,713	37,681

Goodwill	1,701	1,701
Intangible assets, net	1,758	1,956
Other prepaid expenses	13,915	15,377
Mortgage loans held to maturity, net	10,166	10,754
Net deferred income tax asset	48,088	—
Other assets	6,091	3,798

Total assets	$1,209,571	$1,200,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$246,367	$244,113
Education loan warehouse facility	244,239	242,899
Accounts payable and accrued expenses	23,245	20,543
Income taxes payable	12,939	31,275
Net deferred income tax liability	—	10,385
Other liabilities	12,205	14,071

Total liabilities	538,995	563,286

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 19,739 shares authorized at September 30, 2008 and June 30, 2008, respectively; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, par value $0.01 per share, 60 shares authorized at September 30, 2008 and June 30, 2008; no shares issued or outstanding	—	—
Series B non-voting convertible preferred stock, par value $0.01 per share, 201 shares authorized at September 30, 2008 and June 30, 2008; 133 and no shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	1	—
Common stock, par value $0.01 per share; 250,000 shares authorized at September 30, 2008 and June 30, 2008; 106,755 and 106,456 shares issued at September 30, 2008 and June 30, 2008, respectively; 99,113 and 98,886 shares outstanding at September 30, 2008 and June 30, 2008, respectively	1,068	1,065
Additional paid-in capital	426,544	300,498
Retained earnings	427,036	519,933
Treasury stock, 7,642 and 7,570 shares held at September 30, 2008 and June 30, 2008, respectively, at cost	(184,246)	(183,993)
Accumulated other comprehensive income	173	109

Total stockholders' equity	670,576	637,612

Total liabilities and stockholders' equity	$1,209,571	$1,200,898

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,
	2008	2007
Service revenues:
Up-front structural advisory fees	$—	$177,542
Additional structural advisory fees:
From new securitizations	—	24,304
Trust updates	(17,890)	2,859

Total additional structural advisory fees	(17,890)	27,163
Residuals:
From new securitizations	—	116,972
Trust updates	(80,156)	(14,108)

Total residuals	(80,156)	102,864
Processing fees from TERI	2,385	46,249
Administrative and other fees	3,619	21,761

Total service revenues	(92,042)	375,579
Net interest income	7,137	4,383

Total revenues	(84,905)	379,962

Non-interest expenses:
Compensation and benefits	15,257	32,003
General and administrative expenses	24,447	65,498
Unrealized losses on loans held for sale	21,226	—

Total non-interest expenses	60,930	97,501

Income (loss) before income taxes	(145,835)	282,461
Income tax expense (benefit)	(52,938)	113,641

Net income (loss)	$(92,897)	$168,820

Net income (loss) per share, basic	$(0.94)	$1.81
Net income (loss) per share, diluted	(0.94)	1.80
Cash dividends declared per share	—	0.275
Weighted average shares outstanding, basic	98,964	93,437
Weighted average shares outstanding, diluted	98,964	93,796

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except per share amounts)

	Series B non-voting convertible preferred stock		Common stock
	Issued		Issued		In treasury				Accumulated other comprehensive income
							Additional Paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2008	—	—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(92,897)	—	(92,897)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	64	64

Total comprehensive loss	—	—	—	—	—	—	—	(92,897)	64	(92,833)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	299	3	(72)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	2,555	—	—	2,555
Tax expense from stock-based compensation	—	—	—	—	—	—	(2,363)	—	—	(2,363)

Balances at September 30, 2008	133	$1	106,755	$1,068	(7,642)	$(184,246)	$426,544	$427,036	$173	$670,576

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(92,897)	$168,820
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,055	4,422
Deferred income tax (benefit) expense	(58,473)	41,598
Stock-based compensation	2,555	2,378
Unrealized loss on loans held for sale	21,226	—
Loss on disposal of property and equipment	1,394	—
Distribution of additional structural advisory fees	1,477	—
Change in assets/liabilities:
(Increase) in loans held for sale	(6,617)	(164,106)
(Increase) decrease in structural advisory fees	17,890	(27,163)
(Increase) decrease in residuals	80,156	(102,864)
(Increase) decrease in processing fees TERI	3,295	(3,395)
Decrease in prepaid income taxes	—	107,512
Decrease in other prepaid expenses	1,462	1,363
(Increase) in other assets	(2,292)	(7,366)
(Decrease) in accounts payable and accrued expenses, income taxes payable and other liabilities	(16,546)	(9,135)

Net cash provided by (used in) operating activities	(42,315)	12,064

Cash flows from investing activities:
Net changes in federal funds sold	(2,977)	—
Dispositions of investments	12,610	429
Purchases of investments	(11,400)	(25,000)
Purchases of property and equipment	(283)	(4,246)
Net change in loans held to maturity	588	—
Payments to TERI for loan database updates	—	(62)

Net cash provided by (used in) investing activities	(1,462)	(28,879)

Cash flows from financing activities:
Increase in deposits	2,254	70,246
Increase in education loan warehouse facility	1,340	94,000
Repayment of capital lease obligations	(955)	(1,023)
Repayment of notes payable to TERI	—	(208)
Tax benefit (expense) from stock-based compensation	(2,363)	569
Issuances of common stock, net	(253)	506
Issuance of series B non-voting convertible preferred stock, net	125,858	—
Repurchases of common stock	—	(755)
Cash dividends on common stock	—	(25,719)

Net cash provided by financing activities	125,881	137,616

Net increase in cash and cash equivalents	82,104	120,801
Cash and cash equivalents, beginning of period	70,280	106,271

Cash and cash equivalents, end of period	$152,384	$227,072

Supplemental disclosures of cash flow information:
Interest paid	$4,933	$2,471

Income taxes paid	$26,234	$712

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$—	$200

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company offers services to national and regional financial institutions and educational institutions for designing and implementing student loan programs intended to help meet the demand for private education loans. FMC's subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that has offered private student loans directly to consumers and offers residential retail mortgage loans, retail savings products, time deposit products and demand deposit accounts. As a result of its ownership of Union Federal, the Company is a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS).

        The Company focuses primarily on private student loan programs for undergraduate, graduate and professional education, and, to a lesser degree, on continuing education programs, the primary and secondary school market, career training and study abroad programs.

Business Trends, Uncertainties and Outlook

        Historically, the Company has been entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it has facilitated. In the past, the Company has also received reimbursement for marketing coordination services provided to certain clients, marketing premiums from its proprietary brands and fees for administrative services provided to the discrete trust vehicles that the Company has formed for securitizations that it has facilitated. Historically, the Company has also received reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performed on TERI's behalf. TERI is a not-for-profit organization that functioned as a guarantor of student loans.

        Student loan asset-backed securitizations have historically been the Company's sole source of permanent financing for its clients' private student loan programs. The conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008. This deterioration accelerated during the third quarter of fiscal 2008 and persisted as of September 30, 2008. The Company's business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities. The Company did not complete a securitization transaction during its second, third, or fourth quarters of fiscal 2008 or the first quarter of fiscal 2009. The Company's securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007. The Company does not expect to complete a securitization in the near-term and may not complete any securitizations during fiscal 2009. In addition, it expects pricing terms in future securitizations, if any, to be substantially less favorable than in the past. In the near-term, it also expects investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that it is able to facilitate.

        On April 7, 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court). As of November 10, 2008, TERI continued

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

        FMC's inability to access the securitization markets since September 2007, together with the TERI Reorganization, has had, and will likely continue to have, a material negative effect on the Company's client relationships, facilitated loan volume, loans available for securitization and its ability to fully realize the cost reimbursement and guaranty obligations of TERI. In addition, the credit environment may continue to have a material negative effect on the value of the Company's service receivables. As a result of the TERI Reorganization, certain clients, including JPMorgan Chase Bank, N.A. (JPMorgan Chase), Bank of America, N.A. (Bank of America) and RBS Citizens, N.A. (RBS), have terminated some or all of their agreements with the Company, and the Company has not received processing fees totaling $16,025 from TERI that were due, but unpaid, prior to the filing of TERI's petition. The Company has fully reserved for these processing fees. In addition, the Company's "master" agreements with TERI have been terminated in the context of the TERI Reorganization.

        The Company has recently developed alternatives to the loan guaranty and loan origination services that TERI has historically provided to the Company's clients. The Company has developed a private label loan program that would not require a guaranty from a third party, and the Company has begun to offer outsourced loan origination services and portfolio management services on a fee-for-service, stand-alone basis. The success of these initiatives is critical to growing and diversifying the Company's revenues and client base in the future. Compared to past TERI-guaranteed loan programs, the new private label loan program has been designed to have more selective underwriting criteria, higher borrower pricing and a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. The Company's near-term financial performance and future growth depend, however, in large part on its ability to structure securitizations. The Company is uncertain whether former, current or prospective clients will purchase these services from the Company. Union Federal is not, as of the date of this report, able to fund loan originations in the private label loan program due to its current lack of funding capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary."

Basis of Presentation

        The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including the determination of the fair value of expected future cash flows, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 28, 2008.

Student Loan Market Seasonality and Revenue Related to Securitization Transactions

        Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. Historically, the Company has processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company has also tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees from TERI that the Company earned in a particular quarter, and the level of expenses incurred to market and process the higher origination activity.

        The Company expects to facilitate a significantly lower volume of loan applications during fiscal 2009 compared to past fiscal years as a result of, among other factors, the TERI Reorganization. The Company processed a significantly lower application volume during the summer months of 2008 compared to 2007, as the Company's clients instructed TERI to stop accepting applications or suspended their marketing of TERI-guaranteed loans and certain clients terminated their agreements with the Company. During the first quarter of fiscal 2008, the Company facilitated loans with an aggregate principal balance of $2,401,541 and received $46,249 in processing fees from TERI. During the first quarter of fiscal 2009, the Company facilitated loans with an aggregate principal balance of $128,089 and received $2,385 in processing fees from TERI. Processing fees from TERI have historically consisted of reimbursement of expenses incurred by the Company relating to services performed on behalf of TERI under the terms of the master servicing agreement between the Company and TERI (Master Servicing Agreement). In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement effective May 31, 2008, and to enter into a transition services agreement (Transition Services Agreement), which terminated on September 29, 2008.

        The Company completed two securitization transactions during the first quarter of fiscal 2008, but did not complete a securitization transaction during its second, third or fourth quarters of fiscal 2008, or the first quarter of fiscal 2009. The Company does not expect to complete a securitization in the near-term and may not complete any securitizations during fiscal 2009. In addition, it expects pricing terms in future securitizations, if any, to be substantially less favorable than in the past. In the near-term, the Company also expects investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that it is able to facilitate. If the Company is able to facilitate the securitization of TERI-guaranteed loans in the future, its up-front structural advisory fee yields would likely decline and market conditions would likely dictate that the Company obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements. Variations in the size, timing and type of financing transactions the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Company facilitates has in the past, and may in the future, contribute to variability in quarterly operating results.

        At September 30, 2008, the principal balance of loans facilitated and available to FMC for securitization was $2,359,110. Under the terms of its purchase agreements with lender clients, FMC generally has an obligation to use its best efforts to facilitate the purchase of the client's private student loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If FMC fails to facilitate a purchase in breach of its obligations, FMC's liability would be limited under the terms of certain of its purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those purchase agreements that limit FMC's liability to liquidated damages generally provide that FMC's obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. The TERI Reorganization constitutes a "market disruption event" under certain of these purchase agreements, suspending FMC's contractual obligation to close a securitization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur until the market disruption event ceases. FMC's purchase agreements applicable to approximately $1,162,262 of FMC's facilitated loan volume available for securitization as of September 30, 2008 do not include a liquidated damages provision in the event FMC fails to facilitate a securitization in breach of its obligations, and the amount of the Company's potential liability with respect to such loans is not determinable at this time. The purchase agreements generally require the Company to use its best efforts to facilitate a securitization of loans available for securitization within 555 days after final disbursement.

        Although FMC generally has an obligation to use its best efforts to facilitate the purchase of its clients' loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

Concentrations

TERI

        TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. Incorporated in 1985, TERI is the oldest and largest guarantor of alternative, or private, education loans. In its role as guarantor in the private education lending market, TERI agreed to reimburse lenders and securitization trusts for unpaid principal and interest on defaulted loans. Historically, TERI was the exclusive third party provider of borrower default guarantees for the Company's clients' private education loans. As of September 30, 2008, TERI had a Ca counterparty rating from Moody's Investor Services and did not receive a rating from Fitch Ratings.

         Historical Relationship.    In 2001, the Company acquired TERI's historical database and loan processing operations, but not its investment assets or guaranty liabilities. In connection with the transaction, the Company entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These included the Master Servicing Agreement, a database sale and supplementation agreement (Database Agreement) and a master loan guaranty agreement (Master Loan Guaranty Agreement). Pursuant to the Master Servicing Agreement, TERI engaged the Company to provide loan origination, default prevention, claims and default

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

management services. Under TERI's agreements with lenders, lenders delegated their loan origination functions to TERI, and TERI had the right to subcontract these functions. Pursuant to the Database Agreement, TERI provided updated information to the Company about the performance of the student loans it had guaranteed, so that the Company could continue to supplement and enhance the Company's database.

        Under the terms of the Master Loan Guaranty Agreement, the Company granted TERI a right of first refusal to provide a third party loan guaranty under existing and future private label loan programs facilitated by the Company, as well as new loan programs jointly created by the Company and TERI. In addition, the Company agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchased TERI-guaranteed loans. The Master Loan Guaranty Agreement generally provided that the guaranty fees earned by TERI upon the disbursement of student loans would be placed by TERI in segregated reserve accounts to be held as collateral to secure TERI's obligations to pay the principal and interest on defaulted student loans. These accounts were generally held by third party financial institutions for the benefit of the program lender until the student loans were securitized, at which point the accounts were pledged to the securitization trust that purchased the loans (Pledged Accounts). The Master Loan Guaranty Agreement, as it had been implemented through guaranty agreements with individual lenders, entitled TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the Pledged Accounts.

        The Company entered into supplements to the Master Loan Guaranty Agreement that enabled TERI to elect to adjust the amount of its administrative fee, and adjust the amount deposited into the Pledged Accounts, within specified parameters. For each securitization for which TERI elected to adjust the administrative fee, the Company made a corresponding adjustment to the relative ownership percentages of the residual interests in the applicable securitization trust. To the extent TERI elected to increase the amount of its administrative fee above 150 basis points, such an adjustment resulted in an increase in the Company's ownership percentage, and a decrease in the ownership interest of TERI, by a percentage that resulted in an equivalent dollar reduction in the fair value of TERI's residual ownership interest at the time of the securitization.

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

        In April 2008, the Company received notice that Bank of America elected to terminate its agreements with the Company due to the TERI Reorganization. Loans funded by Bank of America represented approximately 29% of the Company's total loans available for securitization as of September 30, 2008. The Company has the right to facilitate the securitization of Bank of America loans originated prior to the termination, subject to the terms and conditions of the note purchase agreements between the Company and Bank of America.

        The Company also received notice in April 2008 that RBS elected to terminate certain agreements with the Company and its clients. The Company provided services to RBS in connection with various private student loan programs (RBS Programs), including RBS Programs marketed by third parties that

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

are not themselves lenders (Program Marketers) and RBS Programs marketed under RBS' private label brands. Subject to the terms and conditions of note purchase agreements between RBS and the Company, the Company had the right to facilitate securitization of RBS Program loans. The Company had also entered into agreements among RBS, Program Marketers and the Company pursuant to which the Company coordinated the marketing of certain RBS Programs. As a result of the terminations, neither RBS nor the Company has any further obligations to sell or purchase certain RBS Program loans, and the affected Program Marketers were required to cease all marketing activities with regard to their RBS Programs. Loans funded by RBS represented approximately 30% of the Company's total loans available for securitization as of September 30, 2008.

        In July 2008, the Bankruptcy Court entered an order (Order) granting a motion by TERI to terminate the loan origination agreement and guaranty agreement between TERI and JPMorgan Chase. TERI and JPMorgan Chase entered into a stipulation in connection with the motion, providing for certain agreements among the parties with regard to the terminations. Pursuant to the stipulation, TERI agreed to return to JPMorgan Chase a portion of the guaranty fees previously paid by JPMorgan Chase to TERI with regard to private education loans funded and currently owned by JPMorgan Chase (Program Loans), and JPMorgan Chase waived and relinquished any further guaranty claims against TERI with regard to the Program Loans. The Company had the right to facilitate securitization of the Program Loans, subject to the terms and conditions of the note purchase agreement between the Company and JPMorgan Chase (NPA). As a result of the termination of the guaranty agreement, the NPA also terminated. As a result, JPMorgan Chase no longer has any further obligations to sell and the Company no longer has any obligation to purchase Program Loans pursuant to the NPA. Consequently, the Company will not be purchasing from JPMorgan Chase, pursuant to the NPA, Program Loans totaling approximately $700,000 funded by JPMorgan Chase prior to the termination of the NPA.

        The Company expects that the guaranty agreements or loan origination agreements that TERI has with a significant number of the Company's clients will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of the Company's agreements with that client. As a result, the Company expects to lose additional clients in the future as the TERI Reorganization evolves. The Company also expects the TERI Reorganization to materially adversely affect FMC's ability to facilitate the securitization of TERI-guaranteed loans. If FMC is able to facilitate securitizations of TERI-guaranteed loans in the future, FMC's up-front structural advisory fee yields would decline and market conditions would likely dictate that FMC obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

         Transition Services Agreement.    In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement, the Master Loan Guaranty Agreement and the Database Agreement, as well as the marketing services agreement pursuant to which the Company provided certain marketing related services to TERI. As a result of the order, each of the agreements, as amended or supplemented to date, was terminated effective as of May 31, 2008. The order also approved a motion by TERI to enter into the Transition Services Agreement.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        The term of the Transition Services Agreement expired on September 29, 2008. In October 2008, the Company entered into a letter agreement with TERI, subject to subsequent approval by the Bankruptcy Court, to provide limited additional transition services to TERI, including continued occupancy through December 15, 2008 of certain office space subleased by TERI from the Company. TERI paid $194 of rent in advance in consideration for the continued occupancy, and the sublease relating to the office space will terminate as of December 15, 2008.

         Ongoing Matters.    The committee of unsecured creditors of TERI (Creditors Committee) continues to have a right to challenge the validity, perfection, priority or enforceability of the securitization trusts' security interests in funds to be transferred to the Pledged Accounts after the filing of TERI's petition for reorganization (Post-Petition Transfers), as well as any other collateral securing TERI's guaranty obligations other than Post-Petition Transfers and the funds in the Pledged Accounts as of April 7, 2008. TERI may also continue to have a similar right to challenge the trusts' security interests, but such right is being challenged by the Creditors Committee as of November 10, 2008. The Company expects TERI or the Creditors Committee to raise potential objections with regard to the validity or perfection of the trusts' security interests in certain collateral, in particular, the trusts' security interests in cash recoveries on defaulted loans and proceeds expected by the Company to be deposited in the Pledged Accounts from sales by TERI of rehabilitated loans back to the trusts.

        If the Creditors Committee or any other party were successful in challenging the trusts' security interests in the Post-Petition Transfers or other collateral, including recoveries, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted student loans, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. In addition, TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. Any of these developments would decrease materially the Company's service receivables and could further harm its ability to structure securitizations in the future.

        Beginning in June 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. As of November 10, 2008, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. As of November 10, 2008, TERI had not resumed paying guaranty obligations with respect to defaulted loans of lenders holding TERI-guaranteed loans that have not been securitized.

FM Loan Origination Services, LLC

        In May 2008, Union Federal formed a new, wholly owned operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. Through FMLOS, the Company plans to provide outsourced student loan origination services on a fee-for-service basis. As a subsidiary of a federal financial institution, FMLOS provides the Company with greater regulatory flexibility than it had previously.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Union Federal received regulatory approvals from the OTS and the Federal Deposit Insurance Corporation, or FDIC, relating to the formation and operation of FMLOS in July 2008.

PHEAA

        As of September 30, 2008, there were eight loan servicers servicing loans for which the Company facilitated origination. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of September 30, 2008, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which the Company facilitated origination. PHEAA also operates under the name American Education Services, or AES. If the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another loan servicer, which could be time-consuming and costly.

Revenue Concentration

        The Company did not facilitate any securitizations in the first quarter of fiscal 2009. Securitization-related fees from the trusts used to securitize student loans in the first quarter of fiscal 2008 represented approximately 84% of total revenue in that quarter. The securitization trusts facilitated during the first quarter of fiscal 2008 purchased private student loans from several lenders, including JPMorgan Chase, Bank of America, RBS and Union Federal. The Company did not recognize more than 10% of total revenue from any other client in the first quarter of fiscal 2008.

Significant Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company's financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company's securitization-related service revenues, and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates. For a discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates." For a discussion of changes made during the first quarter of fiscal 2009 to the assumptions used to determine the fair value of the Company's residual and additional structural advisory fees receivables, see Note 2.

Cash and Cash Equivalents

        Cash and cash equivalents at September 30, 2008 included $149,810 held in money market funds and $2,574 in non-interest bearing deposit accounts. Included in cash and cash equivalents are

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

compensating balances held in money market funds supporting various financing arrangements of $3,173 and $7,550 at September 30, 2008 and June 30, 2008, respectively.

Investments

        The Company classifies all of its short-term investments as either held-to-maturity or available-for-sale investments. Held-to-maturity investments are carried at amortized cost. Available-for-sale investments are carried at fair value. The Company reports unrealized gains and losses within comprehensive income. Investments at September 30, 2008 and June 30, 2008 primarily consisted of variable rate demand notes. Variable rate demand notes may be redeemed as interest rates reset, which occurs at least weekly in the case of all securities held by the Company at September 30, 2008 and June 30, 2008. The carrying value of available-for-sale securities was $69,483 and $70,629, including a fair value adjustment of $173 and $109 as of September 30, 2008 and June 30, 2008 respectively.

Loans Held for Sale

        Loans held for sale at September 30, 2008 included outstanding principal balance of approximately $501,727 of variable-rate education loans, of which loans with a principal and interest receivable balance of $254,699 were pledged as collateral under the education loan warehouse facility of UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal. Interest income is recognized on the interest method. Loans held for sale are carried at the lower of cost or fair market value. The carrying value as of September 30, 2008 included a fair value adjustment of $28,598 and interest receivable of $9,586. A reduction in the carrying value of loans held for sale of $21,226 was recorded during the three-month period ended September 30, 2008. As of September 30, 2008, $3,780 of the loans held for sale were greater than 90 days past due.

        The estimated fair value of loans held for sale are evaluated on a periodic basis and in the absence of readily determined market values, based on the present value of expected future cash flows, using management's estimates. These estimates are based on historical and third party data and the Company's industry experience with assumptions for defaults, recovery rates on defaulted loans, prepayment rates and discount rates commensurate with the risks involved. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, the evaluation of the loans may need to be adjusted, which could result in material differences from the recorded carrying amounts.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        The following table summarizes changes in the estimated fair value of the Company's loans held for sale during the first quarters of fiscal 2009 and fiscal 2008:

	Three months ended September 30,
	2008	2007
Fair value at beginning of period	$497,324	$37,052
New loans issued	—	391,017
Securitized loans	—	(214,063)
Accrued interest	10,485	4,257
Cash receipts and cancellations	(3,868)	(17,352)
Fair value adjustment	(21,226)	—

Fair value at end of period	$482,715	$200,911

        The carrying value at September 30, 2007 included $11,905 of mortgage loans and $34 of consumer loans which have transferred to as held to maturity beginning in the third quarter of fiscal 2008.

Mortgage Loans Held to Maturity

        Mortgage loans held to maturity at September 30, 2008 totaled approximately $10,133, $6,863 of which have a variable interest rate. Mortgage loans held to maturity at September 30, 2008 were carried at cost net of an allowance for loan losses of $388 and net deferred fees of $10. Loan origination fees, net of certain direct organization costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. If a mortgage loan is delinquent by greater than 90 days, the interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the contractual terms. An allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged to the allowance. Recoveries are credited to the allowance as amounts are received.

Income Taxes

        In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company's estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The net deferred income tax liability as of June 30, 2008 changed to a deferred tax asset during the first quarter of fiscal 2009 primarily as a result of the reduction of the estimated value of the Company's residuals and additional structural advisory fees receivables, and two Massachusetts tax law changes that became effective in the first quarter of fiscal 2009, which reduced the beginning deferred tax liability by approximately $3,509.

        The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

temporary differences, and through future taxable income. The Company will continue to review the recognition of deferred tax assets on a regular basis.

        Included in the tax liability balance at September 30, 2008, were $6,531 of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recognizes penalties, if any, in income tax expense. During the three months ended September 30, 2008, the Company reversed prior accrued interest of approximately $320. At September 30, 2008, the Company had approximately $1,535 accrued for interest and no amount accrued for the payment of penalties.

        The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The Internal Revenue Service (IRS) completed an examination of the Company's U.S. income tax return for the year ended June 30, 2004. All significant state and local income tax matters have been concluded through June 30, 2003. The Company's state income tax returns for the year ended June 30, 2004, and state and federal income tax returns for the years ended June 30, 2005, 2006, 2007 and 2008 remain subject to examination.

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

        On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance assumptions that the Company considers in its fair value estimates, such as the expected annual rate and timing of loan defaults and TERI's ability to pay default claims, expected recoveries on defaulted loans, including use of recoveries to replenish trusts' Pledged Accounts, the annual rate and timing of student loan prepayment, the trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate (LIBOR), and the cost of funding outstanding auction rate notes.

        The following table shows the approximate weighted average assumptions for loan performance at September 30, 2008 and June 30, 2008 for the Company's private label loan trusts:

	Percentage rate			Percentage discount rate
	Default	Recovery	Prepayments	Structural advisory fees	Residuals
September 30, 2008	15.96%	48%	8.40%	11.07%	16.35%
June 30, 2008	14.83%	48%	8.40%	9.72%	14.88%

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

        During the first quarter of fiscal 2009, the Company adjusted its performance assumptions with respect to gross default rates and discount rates applicable to both its residuals receivables and its additional structural advisory fees.

         Default Rates.    In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, the Company increased the weighted average gross default rate assumptions used to estimate the fair value of its residuals and additional structural advisory fees receivables from 14.83% to 15.96%. The Company also increased its assumed weighted average net default rate from 7.68% to 8.30%. The increases in the default rate assumptions during the first quarter of fiscal 2009 resulted in a decrease in the estimated fair value of the Company's residuals receivable of $40,728 and a decrease in the estimated fair value of its additional structural advisory fees receivable of $3,133.

         Discount Rate—Residuals.    In determining an appropriate discount rate for valuing its residuals, the Company historically has reviewed the rates used by student loan securitizers as well as rates used in the much broader ABS market. At September 30, 2008, due to the continued dislocation in the capital markets and the private student loan securities sector, the Company increased the discount rate by 150 basis points. The Company applied a discount rate of 16.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 17.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities, which resulted in a decrease of $43,643 in the estimated fair value of the Company's residuals during the first quarter of fiscal 2009.

         Discount Rate—Additional Structural Advisory Fees.    The Company has historically based the discount rate that it uses to estimate the fair value of its additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. At September 30, 2008, due to the continued dislocation in the capital markets and the private student loan securities sector, the Company increased the discount rate by 150 basis points. The Company applied a discount rate of 11.07% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a decrease of $15,641 in the estimated fair value of the Company's additional structural advisory fees during the first quarter of fiscal 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

        The following table summarizes changes in the estimated fair value of the Company's structural advisory fees receivables during the first quarters of fiscal 2009 and fiscal 2008:

	Three months ended September 30,
	2008	2007
Fair value at beginning of period	$113,842	$133,644
Additions from new securitizations	—	24,304
Cash received from trust distribution	(1,477)	—
Trust updates:
Passage of time (fair value accretion)	2,789	2,410
Assumption changes:
Increase in discount rate assumption	(15,641)	—
Increase in timing and average default rate	(3,133)	—
Other factors	(1,905)	449

Net change from trust updates	(17,890)	2,859

Fair value at end of period	$94,475	$160,807

        The following table summarizes the changes in the estimated fair value of the Company's residuals receivable during the first quarters of fiscal 2009 and fiscal 2008:

	Three months ended September 30,
	2008	2007
Fair value at beginning of period	$293,255	$665,115
Additions from new securitizations	—	116,972
Trust updates:
Passage of time (fair value accretion)	10,931	19,903
Assumption changes:
Increase in discount rate assumption	(43,643)	(25,182)
Increase in timing and average default rate	(40,728)	—
Other factors	(6,716)	(8,829)

Net change from trust updates	(80,156)	(14,108)

Fair value at end of period	$213,099	$767,979

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

        TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. As of November 10, 2008, TERI had not rejected or otherwise indicated how it will

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

treat its guaranty obligations to the trusts or lenders, including Union Federal. As a consequence, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. For purposes of estimating the fair value of the Company's service receivables, the Company assumed at September 30, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements.

(3) Fair Value Measurement

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities.

        The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective July 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

  Determination of Fair Value

        At September 30, 2008, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

        The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Fair Value Measurement (Continued)

  Valuation Hierarchy

        SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

         Level 1.    Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

         Level 2.    Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

         Level 3.    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

  Application of Valuation Hierarchy

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

         Cash Equivalents.    Cash equivalents consist of money market funds with available quoted market prices on active markets that the Company classifies as Level 1 of the valuation hierarchy.

         Investments.    As quoted prices are available in an active market for all securities that the Company holds, the Company classifies investments within Level 1 of the valuation hierarchy.

         Structural Advisory Fees Receivable.    Market prices are not available for the Company's additional structural advisory fees. As a result, the Company estimates the fair value utilizing internally-developed discounted cash flow models that include assumptions regarding prepayment rates, net default rates, LIBOR forward interest rate curve, TERI's ability to pay claims, operational expenses and the auction rate note interest rates which are discounted using an interest rate appropriate for the estimated life of the asset. Additional structural advisory fees carried at fair value are classified within Level 3 of the valuation hierarchy.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Fair Value Measurement (Continued)

         Residuals Receivable.    Market prices are not available for the Company's residuals receivable. As a result, the Company estimates the fair value utilizing internally-developed discounted cash flow models that include assumptions regarding prepayment rates, net default rates, LIBOR forward interest rate curve, TERI's ability to pay claims, operational expenses and, the auction rate note interest rates which are discounted using an interest rate appropriate for the estimated life of the asset. Residuals receivable carried at fair value are classified within Level 3 of the valuation hierarchy.

         Loans Held for Sale.    Market prices are not available for the Company's student loans held for sale. As a result, the Company bases the fair value utilizing an internally-developed discounted cash flow model which includes assumptions regarding prepayment rates, net default rates and the LIBOR forward interest rate curve. Loans held for sale are carried at lower of cost or fair value and are classified within Level 3 of the valuation hierarchy.

        The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at September 30, 2008:	Level 1	Level 2	Level 3	Total carrying value
Recurring:
Cash equivalents	$140,986	$—	$—	$140,986
Investments	69,483			69,483
Structural advisory fees	—	—	94,475	94,475
Residuals	—	—	213,099	213,099
Nonrecurring:
Loans held for sale	—	—	482,715	482,715

Total assets at fair value	$210,469	$—	$790,289	$1,000,758

        Please see note (1) for a rollforward of the loans held for sale and note (2) for a rollforward of the structural advisory fees and residuals receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Net Interest Income

        The following table reflects the components of net interest income for the three months ended September 30, 2008, and 2007.

	Three Months Ended September 30,
	2008	2007
Interest Income
Cash and cash equivalents—taxable	$415	$950
Cash and cash equivalents—tax exempt	49	140
Federal funds sold	421	383
Investments—taxable	126	158
Investments—tax exempt	452	1,179
Student loans	10,485	4,228
Mortgage loans	151	197

Total interest-earning assets	12,099	7,235
Interest Expense
Savings accounts	$525	$573
Money market accounts	375	—
Brokered deposits	1,165	792
Warehouse line of credit	2,696	1,275
Other interest-bearing liabilities	201	212

Total interest-bearing liabilities	4,962	2,852

Net Interest Income	$7,137	$4,383

(5) Related Party Transaction

        At September 30, 2008, the Company had invested approximately $130,220 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $70,816 of investments and cash equivalents were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company's directors owned approximately 65% of Milestone Group Partners as of September 30, 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Deposits

        The table below represents the Company's deposit balances as of September 30, 2008 and June 30, 2008, respectively:

	September 30, 2008	June 30, 2008
Savings accounts	$14,911	$14,887
Money market and demand deposit accounts	64,937	31,447
Time deposits	166,519	197,779

	$246,367	$244,113

        The aggregate amount of time deposits in denominations greater than $100 or more is $134,612 and $165,393 as of September 30, 2008 and June 30, 2008, respectively. Included in time deposits above are brokered deposits totaling $121,000 and $150,194 at September 30, 2008 and June 30, 2008, respectively. Included in money market accounts is $31,562 TERI segregated reserve account deposit related to USFB education loans.

        A summary of time deposits, by maturity, is as follows:

	September 30, 2008		June 30, 2008
	Amount	Weighted average rate	Amount	Weighted average rate
Within one year	$166,383	2.88%	$197,579	3.13%
Over one year	136	4.00%	200	3.58%

	$166,519		$197,779

(7) Education Loan Warehouse Facility

        In July 2007, UFSB-SPV, entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from Union Federal. At September 30, 2008, $244,239 was outstanding under the facility. UFSB-SPV has pledged the purchased education loans as collateral for the advances it received from the conduit lender.

        The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate repayment of notes outstanding under the facility. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture (Default Rate) unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(7) Education Loan Warehouse Facility (Continued)

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

(8) Stockholders' Equity

Investment Agreement

        In December 2007, FMC entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (Purchasers), pursuant to which the Company sold 60 shares of newly designated Series A Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series A Preferred Stock), at a purchase price of $1,000 per share. Pursuant to the Investment Agreement, the Company also agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, up to 201 shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1,000 per share. FMC granted to GS Parthenon A, L.P. the right to designate one representative to FMC's Board of Directors and provided to the Purchasers required and incidental rights to register under the Securities Act of 1933, as amended, any common stock of the Company (Common Stock) obtained from the conversion of preferred stock.

        The total investment by the Purchasers, including their initial investment of $59,800, was capped by the terms of the Investment Agreement at an amount not to exceed 25% of the Company's total stockholders' equity, consistent with regulations of the OTS. As a result of a decrease in the Company's stockholders' equity since the time of the initial investment by the Purchasers, and based on the Company's stockholder's equity as of June 30, 2008, the subsequent equity investment by the Purchasers, which closed on August 18, 2008, was limited to $132,700. The Company received aggregate gross proceeds of approximately $192,500 from the sale of the Series A Preferred Stock and the Series B Preferred Stock pursuant to the Investment Agreement. In January 2008, the Purchasers elected to convert their Series A Preferred Stock into an aggregate of 5,320 shares of Common Stock.

Series B Non-Voting Convertible Preferred Stock

        On August 18, 2008, FMC issued 133 shares of newly designated Series B Preferred Stock at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible, at the option of the holders, into 8,847 shares of Common Stock, at a conversion price of $15.00 per share. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on the Common Stock. Upon liquidation, dissolution or winding up of FMC, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with the Common Stock in the distribution of remaining assets.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Stockholders' Equity (Continued)

2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan. A total of 4,050 shares of Common Stock are authorized for issuance pursuant to awards under this plan. During the first quarter of fiscal 2009, the Company granted 21 restricted stock units, each such restricted stock unit representing the right to receive one share of Common Stock upon vesting. As of September 30, 2008, there were 329 restricted stock units outstanding and 3,228 shares available for future grant under this plan.

2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock were authorized for issuance under this plan. The Stock Purchase Plan permitted eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation is voluntary. Under the Stock Purchase Plan, 30 and 15 shares of Common Stock were issued in January 2008 and July 2007, respectively. At March 31, 2008, 406 shares were available for future purchase under the Stock Purchase Plan. On April 22, 2008, the Board of Directors, which administers the Stock Purchase Plan, terminated the offering period that began on January 1, 2008 and indefinitely suspended the Stock Purchase Plan.

2008 Meyers' Option Plan

        The Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008, subject to any required regulatory approvals. In connection with the election, the Board of Directors and a subcommittee of the Compensation Committee of the Board of Directors approved the grant on August 18, 2008 of stock options to Mr. Meyers to purchase (a) 2,000 shares of Common Stock, at an exercise price of $6.00 per share, that will vest and become exercisable as to 25% of the shares underlying the stock option on each of the first, second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000 shares of Common Stock, at an exercise price of $12.00 per share, that will vest and become exercisable in full 90 days after the Grant Date; and (c) 2,000 shares of Common Stock, at an exercise price of $16.00 per share, that will vest and become exercisable in full 90 days after the Grant Date. Each of the stock options will vest and become exercisable in full (a) if the closing sale price of the Common Stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (b) in the event of Mr. Meyers's death or disability, as defined in his employment agreement, or (c) in the event that Mr. Meyers's employment is terminated by the Company without Cause, as defined in his employment agreement, or by Mr. Meyers with Good Reason, as defined in his employment agreement. In addition, subject to certain conditions set forth in his employment agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by the Company and will be subject to a repurchase option by the Company. Each of the stock options will expire ten (10) years from the Grant Date. The stock options were not granted under any of the Company's existing stockholder-approved incentive plans.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Stockholders' Equity (Continued)

Share Repurchase Program

        In April 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date. Through September 30, 2008, the Company had repurchased an aggregate of 1,169 shares of Common Stock under this program. The Company did not repurchase any shares of its Common Stock under this program during the first quarter of fiscal 2009.

Cash Dividend

        The Board of Directors declared no cash dividends during the first quarter of fiscal 2009, and the Company does not expect to declare any cash dividends in the foreseeable future. Any decision to pay future dividends will be made by the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

(9) Union Federal Regulatory Capital Requirements

        Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Additionally, Union Federal may not pay dividends to FMC or originate private student loans in the future without prior approval of the regulatory authorities. UFSB's equity capital was $108,051 at September 30, 2008.

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of September 30, 2008 and June 30 2008, Union Federal met all quantitative capital adequacy requirements to which it was subject and had total risk-based ratios of 20.93% and 22.14%, Tier 1 risk-based ratios of 20.92% and 22.08%, and Tier 1 leverage ratios of 17.41% and 18.43%, respectively. As of September 30, 2008 and June 30, 2008, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(10) Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the first quarters of fiscal 2009 and fiscal 2008:

	Three months ended September 30,
	2008	2007
Net income (loss)	$(92,897)	$168,820
Shares used in computing net income (loss) per common share—basic	98,964	93,437
Effect of dilutive securities:
Stock options	—	123
Restricted stock units	—	236

Dilutive potential common shares	—	359

Shares used in computing net income (loss) per common share—diluted	98,964	93,796

Net income (loss) per common share:
Basic	$(0.94)	$1.81

Diluted	$(0.94)	$1.80

        The Company did not include 5 dilutive shares underlying stock options, 1,028 dilutive shares underlying restricted stock units and 1,327 shares of Series B Preferred Stock in the computation of diluted net loss per share for the quarter ended September 30, 2008 as the effect would have been antidilutive.

(11) Commitments and Contingencies

        In April and May 2008, seven purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Securities Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. A consolidated amended complaint is due to be filed on November 28, 2008. A class had not been certified in the actions as of November 10, 2008.

        In addition, in May and June 2008, three federal derivative lawsuits were filed against certain of the Company's current and former officers and directors and nominally against it in the United States District Court for the District of Massachusetts. The complaints are purportedly brought on behalf of the Company to remedy alleged violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaints seek a monetary judgment, injunctive

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(11) Commitments and Contingencies (Continued)

relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August, 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. A state derivative action was also filed in Massachusetts Superior Court in June 2008. The complaint is purportedly brought on behalf of the Company to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaint seeks a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. In October 2008, the court stayed the case until January 5, 2009.

        The Company intends to vigorously assert its defenses in each of the actions. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of its insurance coverage could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

(12) New Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 will be effective for the Company beginning in the second quarter of fiscal 2009. The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report.

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues and funding transactions, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth below under "—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth below under the caption "Risk Factors" in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 10, 2008.

Executive Summary

Recent Developments

        Our inability to access the securitization markets as a result of market disruptions continued during the first quarter of fiscal 2009. That inability, together with the reorganization in bankruptcy of The Education Resources Institute, Inc., or TERI, has strained our client relationships, resulted in the termination of several material client agreements, reduced our facilitated loan volume and created uncertainty about our business prospects. We have made significant changes in our senior leadership, and have made significant expense reductions in the attempt to overcome the challenges currently facing us. We have summarized below recent developments affecting our business:

  •
  The conditions of the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, rapidly deteriorated during the second quarter of fiscal 2008 and the capital market dislocations persist as of the date of this quarterly report. Our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities on attractive terms. These challenges are further discussed below under the caption "—Business Trends, Uncertainties and Outlook."

  •
  On August 18, 2008, we sold to affiliates of GS Capital Partners, or GSCP, an aggregate of 132,701 shares of our series B non-voting convertible preferred stock, which we refer to as series B preferred stock, at a purchase price of $1,000 per share. We received gross proceeds of $132.7 million from the sale of the series B preferred stock, which provided us with critical short-term liquidity and capital resources. The shares of series B preferred stock are convertible at an initial conversion price of $15.00 per share into 8,846,733 shares of our common stock. See

    "Financial Condition, Liquidity and Capital Resources" for a discussion of our short-term and long-term funding requirements.

  •
  On April 7, 2008, TERI filed a voluntary petition for relief, which we refer to herein as the TERI Reorganization, under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volume, loans available for securitization, ability to fully realize TERI's cost reimbursement and guaranty obligations, and the value of our service receivables.

  •
  We experienced significant changes in senior management during the first quarter of fiscal 2009. On August 18, 2008, we announced that Daniel Meyers would return to the company as Chief Executive Officer and President, and as a director, effective September 1, 2008. Mr. Meyers is a co-founder of the company and served as our Chief Executive Officer and Chairman of the Board from our incorporation in 1994 to September 2005 and as our President from November 2004 to September 2005. Mr. Meyers succeeded Jack L. Kopnisky, who had served as our Chief Executive Officer, Chief Operating Officer and President since September 2005.

  •
  In September 2008, we announced that John A. Hupalo, Senior Executive Vice President, Chief Financial Officer and Group Head, Capital Markets, Anne P. Bowen, Executive Vice President and Chief Administrative Officer, Greg D. Johnson, Executive Vice President and Chief Marketing Officer, and Richard E. Ross, Executive Vice President and Chief Information Officer, would be leaving our company as of September 30, 2008. Mr. Hupalo was succeeded by Kenneth S. Klipper as Chief Financial Officer. Mr. Klipper has served as our Treasurer and Chief Accounting Officer since November 2006 and as Senior Vice President, Finance since March 2005.

  •
  During the first quarter of fiscal 2009, we adjusted components of the package of key accounting assumptions used to estimate the fair value of our service receivables, which resulted in a $98.0 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. In addition, we reduced the carrying value of our private student loans held for sale by $21.2 million. In general, our adjustments during the quarter were necessary as a result of conditions in the capital markets and trust performance trends. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

  •
  On September 24, 2008, Fitch Ratings, or Fitch, downgraded 25 classes, upgraded 2 classes, and affirmed 45 classes, of ABS in 12 securitizations that we facilitated. In addition, Fitch placed 22 classes on 'Rating Watch Negative' and 15 classes remain on 'Rating Watch Negative'. With respect to the affirmations and upgrades, Fitch indicated that underlying private student loan pools were seasoned and performing within expectations. With respect to the downgrades, Fitch cited a combination of factors, including worse than expected default rates, operational uncertainty relating to the TERI bankruptcy proceedings, and concerns about loan recoveries in a post-TERI environment.

  •
  On October 30, 2008, Moody's Investors Service, or Moody's, downgraded, and maintained on review for possible downgrade, the ratings assigned to 62 classes of ABS issued in 12 securitizations that we facilitated, including ratings assigned to certain auction rate notes. Moody's cited worse than expected collateral performance and concerns regarding potential disruptions in collections activities relating to trust-owned loans as a result of the TERI Reorganization. We expect the impact of the downgrades on the future cost of funding auction rate notes to decrease the estimated value of our service receivables by approximately

    $3.2 million. For additional discussion of our assumptions regarding the future cost of funding auction rate notes, please see "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Auction Rate Note Interest Rates" and Item 1A of Part II, "Risk Factors—Risks Related to Our Financial Reporting and Liquidity."

  •
  On November 5, 2008, Moody's downgraded the insurance financial strength rating of Ambac Assurance Corp., or Ambac, to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including with respect to certain auction rate notes. The downgrading of Ambac's ratings increases the likelihood that the ratings assigned to certain our ABS may be further downgraded, which could increase the cost of funding auction rate notes. This risk is further discussed below under "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—Auction Rate Note Interest Rates" and Item 1A of Part II, "Risk Factors—Risks Related to Our Financial Reporting and Liquidity."

Overview

        We offer outsourcing services for private education lending in the United States. We offer services to national and regional financial institutions and educational institutions for designing and implementing private student loan programs, primarily for undergraduate, graduate and professional education. In addition, our wholly owned subsidiary Union Federal Savings Bank, or Union Federal, is a federally chartered thrift, regulated by the Office of Thrift Supervision, or OTS, that has offered private student loans directly to consumers and currently offers residential retail mortgages, retail savings products, time deposit products and demand deposit accounts.

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

        We have not taken a direct ownership interest in the student loans our clients have generated, nor have we served as a guarantor with respect to any student loan programs that we have facilitated. We have generally assisted the lenders in our loan programs in selecting their underwriting criteria used in deciding whether a student loan will be made to an applicant. However, each lender has had ultimate control over the selection of these criteria, and in providing our services we have been obligated by contract to comply with them. Union Federal has funded a portion of our proprietary loan programs in the past, although it is not doing so as of November 10, 2008. Union Federal held approximately $482.7 million of private student loans as of September 30, 2008, of which loans with a principal and interest receivable balance of $254.7 million were pledged as collateral under a warehouse facility provided by a conduit lender. Our proprietary loan programs are Astrive Student Loans, Monticello Student Loans and Laurel Collegiate Loans.

        Our lender clients have previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI, pursuant to which TERI guaranteed repayment of the borrower's loan principal, including capitalized interest together with accrued and unpaid interest, on defaulted loans. Lenders that wished to have TERI guaranty their loans were required to meet TERI's underwriting criteria.

        In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Moreover, although we received fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, those fees represented reimbursement of the direct expenses we incurred. Accordingly, we did not earn a profit on those fees in the past. Although we provided those various services without charging a separate fee, or at "cost" in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the student loans that they did not intend to hold. We received structural advisory fees and residuals for facilitating securitizations of those loans.

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008 and persist as of November 10, 2008. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. During the first quarter of fiscal 2008, we facilitated loans with an aggregate principal balance of $2.4 billion and received $46.2 million in processing fees from TERI. During the first quarter of fiscal 2009, we facilitated loans with an aggregate principal balance of $128.1 million and received $2.4 million in processing fees from TERI.

        We have refined our products and services, and significantly reduced our operating expenses, in an attempt to overcome the challenges currently facing us. We have worked over the past several months to develop all facets of a new private label loan program that would not require a guaranty from a third party, as well as outsourced loan origination services and portfolio management services on a stand alone basis. As a result, we are able to offer both a fully integrated suite of services for private student loan programs, as well as certain services on a fee-for-service basis. We expect in the future to enter into arrangements with private label lenders under which we provide fee-based outsourcing services, but may not have the exclusive right to securitize the student loans that they fund. As in the past, however, we expect our level of profitability to continue to depend in the future on our ability to earn structural advisory fees and residuals for facilitating securitizations. We also generate fees as the administrator of the trusts that have purchased the private label loans, and in this capacity monitor the performance of the loan servicers.

        Changes in any of the following factors have materially affected and may continue to materially affect our financial results:

  •
  the private student loan securitization market, including the costs or availability of financing and market receptivity to private student loan asset backed notes and auction rate notes;

  •
  developments in connection with the TERI Reorganization;

  •
  regulatory capital requirements of Union Federal and valuation adjustments relating to its portfolio of private student loans held for sale;

  •
  our critical accounting policies and estimates, and federal and state income taxes;

  •
  the general interest rate and consumer credit environments, including their effect on our discount net default and prepayment rates;

  •
  the demand for private education financing, which may be affected by limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans under the federal government's Parent Loans for Undergraduate Students, or PLUS, program and legislation recently passed or under consideration as of the date of this quarterly report;

  •
  the competition for providing private education financing;

  •
  the education financing preferences of students and their families as well as educational institutions;

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private student loans and the cost and complexity of our loan facilitation operations;

  •
  actions taken by the rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels;

  •
  borrower default rates and our ability to recover principal and interest from such borrowers;

  •
  prepayment rates of private student loans held by our trusts; and

  •
  the availability of student loans or grants through government programs.

Business Trends, Uncertainties and Outlook

         Portfolio Funding.    Dislocations in the debt capital markets persisted throughout the first quarter of fiscal 2009, and we did not complete a securitization during the quarter. We expect the TERI Reorganization to materially adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. As a result, we do not expect to complete a securitization in the near-term and may not complete any securitizations during fiscal 2009.

        In addition, we expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past and investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we are able to facilitate. If we are able to facilitate the securitization of TERI-guaranteed loans in the future, our up-front structural advisory fee yields would likely decline and market conditions would likely dictate that we obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

        Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs. We have pursued alternative means to finance our clients' loans, but other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which have adversely affected the pricing, terms and conditions of alternative funding mechanisms we have pursued. In addition, the TERI Reorganization and subsequent ratings downgrades resulted in events of termination under the indenture relating to an education loan warehouse facility to fund the purchase of education loans from Union Federal. As a result, the facility is no longer available to finance student loans originated by Union Federal on an interim basis. The facility terminated in July 2008.

         TERI Reorganization.    In June 2008, in the context of the TERI Reorganization, our "master" agreements with TERI were terminated, effective as of May 31, 2008. We entered into a transition services agreement with TERI pursuant to which we provided a reduced level of services, and received a reduced level of fees. The term of the transition services agreement expired on September 29, 2008. In October 2008, we entered into a letter agreement with TERI, subject to subsequent approval by the Bankruptcy Court, to provide limited additional services to TERI, including continued occupancy through December 15, 2008 of certain office space subleased by TERI from us. TERI paid $0.2 million of rent in advance in consideration for the continued occupancy, and the sublease relating to the office space will terminate as of December 15, 2008.

        The official committee of TERI's unsecured creditors, which we refer to as the creditors committee, continues to have a right to challenge the validity, perfection, priority or enforceability of the securitization trusts' security interests in funds to be transferred after the filing of TERI's petition for reorganization, which we refer to as post-petition transfers, to the segregated reserve accounts pledged by TERI to such trusts, which we refer to as pledged accounts. The creditors committee may also challenge the trusts' security interests in any other collateral securing TERI's guaranty obligations, other than funds in the pledged accounts as of April 7, 2008. TERI may also continue to have a similar right to challenge the trusts' security interests, but such right is being challenged by the creditors committee as of November 10, 2008. We expect TERI or the creditors committee to raise potential objections with regard to the validity or perfection of the trusts' security interests in certain collateral, in particular, the trusts' security interests in cash recoveries on defaulted loans and proceeds expected by us to be deposited in the pledged accounts from sales by TERI of rehabilitated loans back to the trusts.

        If the creditors committee or any other party were successful in challenging the trusts' security interests in the post-petition transfers to the pledged accounts or other collateral, including recoveries, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted student loans, which have historically been used to replenish a particular trust's pledged account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. In addition, TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. Any of these developments would decrease materially our service receivables and could further harm our ability to structure securitizations in the future.

        Beginning in June 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the pledged account established for the benefit of the specific trust that owned the defaulted loan. As of November 10, 2008, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the pledged accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. TERI has not resumed paying guaranty obligations with respect to defaulted loans of lenders holding TERI-guaranteed loans that have not been securitized.

        Certain of our agreements with clients provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. As a result of the TERI Reorganization, certain clients, including JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A. have terminated some or all of their agreements with us. These terminations will result in a significant reduction in our facilitated loan volumes during fiscal 2009 compared to prior fiscal years. In addition, we expect that the guaranty agreements or loan origination agreements that a significant number of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves unless we can develop an alternative to a TERI-guaranteed private label loan program acceptable to former, current and prospective clients.

         Prepayment and Default Trends.    Although it can be difficult to discern trends in the overall portfolio, we observed that prepayment rates generally continued to decline during the first quarter of fiscal 2009. Prepayment rates generally rose for the first three quarters of fiscal 2008 and generally fell during the last quarter of fiscal 2008 and the first quarter of fiscal 2009. We estimate that prepayment rates decreased by more than 30% since the fourth fiscal quarter of fiscal 2008, primarily due, we believe, to an increase in the spread between LIBOR and prevailing mortgage rates, a slow down in loan consolidation activities and current economic conditions. There is a lag between certain indicators and their effect on prepayment rates. During the first quarter of fiscal 2009, defaults generally increased in our securitized loan portfolio, causing us to adjust upward our assumed gross default assumptions, from 14.83% to 15.96%, and our net default assumptions, from 7.71% to 8.30%. We believe that defaults trended higher during the first quarter of fiscal 2009 compared to fiscal 2008 primarily as a result of the generally adverse consumer credit trends and a material increase in the number of loans in early repayment status. Defaults continued to trend higher in October 2008. Student loans tend to experience higher rates of delinquencies and defaults in the early years of repayment compared to later years. Over the past eight months, we have implemented several collections initiatives, including "early awareness" campaigns and increased focus on early stage delinquencies, which we expect to reduce delinquencies and, ultimately, defaults over the long term. However, in the short term we remain uncertain of their effect, and we have concluded that despite apparently positive initial results, it would be premature to assume positive long-term trends as of September 30, 2008.

         Write-down of Service Receivables and Loans Held for Sale.    Our financial results for the first quarter of fiscal 2009 reflected our inability to access the securitization market, as well as:

  •
  a $98.0 million pre-tax write-down of our service receivables as a result of certain changes to assumptions used to derive the estimated fair values of these receivables, as further detailed below under the caption "Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

  •
  a $21.2 million write-down of the carrying value of our portfolio of private education loans held for sale, as further described below in Item 3 under the caption "Quantitative and Qualitative Disclosures about Market Risk."

        In general, each of these adjustments was necessary as a result of conditions in the capital markets and performance trends. We believe that our portfolios of securitized and unsecuritized loans may continue to be adversely affected by a negative consumer credit cycle that is affecting many other classes of consumer loans.

         Liquidity and Capital Resources.    In August 2008, we received $132.7 million in gross proceeds from the sale of shares of series B preferred stock to affiliates of GSCP. The proceeds provided us with liquidity and capital resources that will be critical to our short-term funding requirements. Our short-term needs, however, remain subject to uncertainties regarding regulatory capital requirements of Union Federal. Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal. If the OTS or FDIC were to require us to make additional infusions of regulatory capital into Union Federal, our short-term liquidity needs would be adversely affected.

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees. Following these reductions, we had 241 full-time employees, compared to 1,031 full-time employees as of September 30, 2007. As of November 10, 2008, we estimate that our net cash operating outflows for fiscal 2009 will be approximately $60 million.

         Product and Management Changes.    We have recently developed alternatives to the loan guaranty and loan origination services that TERI has historically provided to our clients. We have developed a private label loan program that would not require a guaranty from a third party, and we have begun to offer outsourced loan origination services and portfolio management services on a fee-for-service, stand alone basis. The success of these initiatives is critical to growing and diversifying our revenues and client base in the future. Compared to past TERI-guaranteed loan programs, the new private label loan program has been designed to have more selective underwriting criteria, higher borrower pricing and a greater portion of immediate repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. We are uncertain of the level of interest from former, current or prospective clients with regard to the new program or the offered services. Union Federal is not, as of the date of this report, able to fund loan origination in the private label loan program due to its current lack of funding capacity.

        We experienced significant changes in senior management during the first quarter of fiscal 2009. On August 18, 2008, we announced that Daniel Meyers would return to the company as Chief Executive Officer and President, and as a director, effective September 1, 2008. Mr. Meyers co-founded the company and served as our Chief Executive Officer and Chairman of the Board from our incorporation in 1994 to September 2005 and as our President from November 2004 to September 2005. In addition to the departure of Mr. Kopnisky, whom Mr. Meyers succeeded as Chief Executive Officer and President, four Executive Vice Presidents, including our Senior Executive Vice President, Chief Financial Officer and Group Head of Capital Markets, have left the company in an organizational realignment. We have reconstituted our senior management team, and the loss of any such key employees could adversely affect our business. If we are unable to manage our cost reductions, or if we lose key employees as a result, our operations and our financial results could be adversely affected. These challenges are further discussed below under Item 1A, "Risk Factors—Risks Related to Our Industry, Business and Operations."

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

        Although significant uncertainty exists regarding the success or market acceptance of our new products and services and our ability to access the securitization markets, we believe that the strategic realignment and management changes that we have undertaken should position the company to lead the next product cycle and compete in a re-emerging private student loan marketplace.

        The information described under the caption "Risk Factors" in Item 1A of Part II of this quarterly report also contains important factors that you should consider in assessing our business.

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

        At September 30, 2008, the principal balance of loans facilitated and available to us for securitization was approximately $2.4 billion of which $83.2 million was facilitated in the first quarter of 2009. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. If we fail to facilitate a purchase in breach of our obligations, our damages would be limited under the terms of certain of our purchase agreements to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

        Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. The TERI Reorganization constitutes a "market disruption event" under certain of these purchase agreements, suspending our contractual obligation to close a securitization with respect to approximately $701.7 million of our facilitated loan volume available for securitization as of September 30, 2008, excluding approximately $482.7 million of loan volume originated by Union Federal. Any liquidated damages would be due at the expiration of the relevant loan purchase period, which would not occur until the market disruption event ceases. Our purchase agreements applicable to approximately $1.2 billion of the facilitated loan volume available for securitization as of September 30, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. The purchase agreements generally require us to use our best efforts to facilitate a securitization of loans available for securitization within 555 days after final disbursement.

        We have received several types of fees in connection with our past securitization services:

  •
  Structural advisory fees.  We have charged structural advisory fees that were to be paid in two portions:

  •
  Up-front.  We received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, we structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans we facilitated in the first quarter of fiscal 2008, these fees constituted 8.7% of the aggregate principal and accrued interest of the loans securitized. We did not facilitate any securitizations of TERI-guaranteed loans during the first quarter of fiscal 2009, and we are uncertain as of the date of this quarterly report whether the fee structure that we have historically used will be used in any future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term; and

  •
  Additional.  We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We generally become entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105.5%. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables—TERI's Ability to Pay Claims."

      At September 30, 2008, we expect to receive the additional fees beginning six to seventeen years after the date of a particular securitization transaction. The stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular private label loan trust is determined at the time of securitization. Actual parity ratios of our private label loan trusts as of September 30, 2008 ranged from 93.4% to 101.4%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust parity ratios as of September 30, 2008.

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

    Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private label loans, at September 30, 2008, we expect to receive the residuals beginning approximately six to seventeen years after the date of a particular securitization.

  •
  Administrative and other fees.  Our administrative and other fees are derived primarily from two sources: (a) our subsidiary, First Marblehead Data Services, Inc., receives fees for its services in administering securitization trusts, including their daily management and obtaining information from loan servicers and reporting this and other information to the parties related to the securitization, and (b) our subsidiary, Union Federal, receives marketing fees upon the securitization of its education loans. In addition, we have been reimbursed for out of pocket costs we incurred at the time of securitization related to marketing coordination services performed for some of our clients. Our fees for performing the administrative services range from 5 to 20 basis points per year based on the student loan balance in the trust.

Processing Fees from TERI

        Historically, we provided outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognized as revenue the monthly reimbursement that TERI provided us for the expenses we incurred in providing these services. During fiscal 2008, we received $126.5 million in processing fees from TERI pursuant to the master servicing agreement. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement effective as of May 31, 2008. As a result of the termination, we will not receive processing fees from TERI pursuant to the master servicing agreement for any period after May 31, 2008. In addition, we have a general unsecured claim with regard to $16.0 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's bankruptcy petition. The order, however, approved a motion by TERI to enter into a transition services agreement with us with a term through September 29, 2008. Processing fees from TERI during the first quarter of fiscal 2009 represented fees from TERI pursuant to the transition services agreement. We do not expect to receive a material amount of processing fees from TERI in the future.

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

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital market transactions that we have facilitated and, to a lesser extent, the seasonality of student loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. In fiscal 2008, we facilitated two securitizations in the first quarter, but no securitizations during the remainder of the fiscal year. We did not facilitate any securitization transactions in the first quarter of fiscal 2009 and do not expect to facilitate any in the near-term. The variability of our quarterly revenue and operating results has increased and may continue to increase on a quarterly basis as a result of current conditions in the capital markets and lower levels of facilitated loan volumes. A continuing inability to access the capital markets, variations in the size, structure or economic terms of any future transactions, or the level of our facilitated loan volumes and operating expenses, could continue to materially adversely affect and result in increased variability of our operating results on a quarterly basis.

        The following tables set forth certain related quarterly financial and operating data for the first quarter of fiscal 2009 and each quarter of fiscal 2008:

Fiscal 2009
First Quarter
(in thousands)
Principal amount of student loans facilitated	$128,089
Principal amount of student loans facilitated that were also available to us for securitization	$83,215
Principal and accrued interest balance of student loans securitized	$—
Total revenues	$(84,905)
Net (loss)	$(92,897)

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Principal amount of student loans facilitated	$2,401,541	$1,081,324	$1,249,201	$271,934	$5,004,000
Principal amount of student loans facilitated that were also available to us for securitization	$2,227,380	$982,052	$1,042,671	$267,931	$4,520,034
Principal and accrued interest balance of student loans securitized	$2,027,079	—	—	—	$2,027,079
Total revenues	$379,962	$(122,810)	$(251,788)	$(33,773)	$(28,409)
Net income (loss)	$168,820	$(117,675)	$(229,550)	$(56,671)	$(235,076)

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

        Our significant accounting policies are more fully described in Note 2 of the notes to the audited consolidated financial statements for the fiscal year ended June 30, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 28, 2008. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

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

        On July 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157. SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of the asset or liability as of the measurement date.

        Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

  •
  the discount rate, which we use to calculate the present value of our future additional structural advisory fees and residuals cash flows;

  •
  the annual rate and timing of student loan prepayments;

  •
  the trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate, or LIBOR, curve, and the spread between LIBOR and auction rates;

  •
  expected annual rate and timing of loan defaults, and TERI's ability to pay default claims;

  •
  expected recoveries of defaulted loans, including recoveries to replenish trusts' pledged accounts;

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

        We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of September 30, 2008, including actual borrower payment status, delinquency, cumulative loss and prepayment data as of September 30, 2008 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including channel-specific loans available for securitization by fiscal quarter, parity ratios by trust, net recovery rates by trust, FICO score ranges by year of origination and by channel, FICO score distributions for loans disbursed since January 1, 2008, payment status by trust and six-month rolling prepayment rates by trust.

        The following table shows the approximate weighted average assumptions for loan performance at September 30, 2008 and June 30, 2008 for our private label loan trusts:

	Percentage rate			Percentage discount rate
	Default	Recovery	Prepayments	Residuals	Structural advisory fees
September 30, 2008	15.96%	48%	8.40%	16.35%	11.07%
June 30, 2008	14.83%	48%	8.40%	14.88%	9.72%

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the student loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select what we believe to be appropriate loan performance assumptions based on those tiers. Past TERI-guaranteed private label loan programs, under which approximately 77% of the borrowers had a creditworthy cosigner, typically a family member, had an extensive credit underwriting process.

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

        During the fourth quarter of fiscal 2008, we increased our weighted average gross default rate from 14.77% to 14.83%. We have historically derived endpoint default rates taking into account the underwriting criteria and marketing channel of the loan. Beginning in the fourth quarter of fiscal 2008, we further enhanced our model to take into account the current pipeline of delinquencies, through delinquency flow assumptions that we believe will better predict defaults expected over the subsequent six months. In addition, we further enhanced our model to include a "multiplier" that could enable us to model the shape of the default timing curve based on economic and other factors subsequent to the delinquency timeframes. As a result, we believe our default timing curve more closely tracks actual results. We intend to continue to enhance our model in order to improve its predictive value. For the fourth quarter of fiscal 2008, the increase in our weighted average gross default rate resulted in a decrease of approximately $7.7 million in the estimated fair value of our residuals receivable and a decrease of approximately $62,000 in the estimated fair value of our additional structural advisory fees receivable. For all of fiscal 2008, the increase in our weighted average gross default rate and changes to our timing curve resulted in a decrease of approximately $49.9 million in the estimated fair value of our residuals receivable and a decrease of approximately $3.0 million in the estimated fair value of our additional structural advisory fees receivable.

        In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, we increased the weighted average gross default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables from 14.83% to 15.96%. We also increased its assumed weighted average net default rate from 7.68% to 8.30%. The increases in the default rate assumptions during the first quarter of fiscal 2009 resulted in a decrease in the estimated fair value of our residuals receivable of $40.7 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $3.1 million.

         TERI's Ability to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as trigger events, in which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the trigger event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a trigger event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. Under certain of the indentures, a trigger event would not occur even if cumulative loan defaults exceed the specified level if TERI continues to pay claims on defaulted loans and, in the case of certain indentures, is solvent. As a result of the TERI Reorganization, in the third quarter of fiscal 2008, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the trust's pledged account, assuming that recoveries on defaulted loans would replenish such pledged account. Previously, we assumed that TERI would pay default claims on a timely basis and that no default trigger event would occur. Although the overall expected cash flows generated by the trusts would improve as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals would be delayed, reducing their estimated fair value. The change in our assumptions with regard to TERI's ability to pay claims resulted in a decrease in the estimated fair value of our residuals receivable of $219.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $0.5 million during the third quarter of fiscal 2008. We made no changes to our assumptions regarding TERI's ability to pay claims during the fourth quarter of fiscal 2008 or the first quarter of fiscal 2009.

        TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. As of November 10, 2008, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to the trusts or lenders, including Union Federal. As a consequence, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. For purposes of estimating the fair value of our service receivables, we assumed at September 30, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements.

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

        During the fourth quarter of fiscal 2008, we developed multiple prepayment curves based on credit tiers through the first seven years of the life of the loan, rather than utilizing a single average prepayment curve, to assess our prepayment rate assumption. The model generally demonstrated that loans in higher credit tiers have a higher rate of prepayment than loans in lower credit tiers. Although this change did not result in an adjustment to the average prepayment rate assumption of 8.4% during the fourth quarter of fiscal 2008, the average interest rate on securitized loans is projected to increase as a result of retirement of loans with lower interest rates more quickly than loans with higher interest rates. Use of the enhanced model resulted in an increase of approximately $11.8 million in the estimated fair value of our residuals receivable.

        During the first quarter of fiscal 2009, we did not alter our assumptions with regard to prepayment rates. We continue to see reductions in prepayment levels for loans in both deferment and repayment status. We continue to monitor actual prepayment rates against our expectations and will make such future adjustments to our assumptions as we believe are necessary at each balance sheet date.

         Discount Rate—Residuals.    In determining an appropriate discount rate for valuing our residuals, we historically have reviewed the rates used by student loan securitizers as well as rates used in the much broader ABS market. During the fourth quarter of fiscal 2008, due to the continued dislocation in the capital markets and the private student loan securities sector, we increased the discount rate used for valuing our residuals by 100 basis points. As of June 30, 2008, we applied a discount rate of 14.5% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 15.5% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities, which resulted in a decrease of $36.9 million in the estimated fair value of our residuals during the fourth quarter of fiscal 2008.

        At September 30, 2008, due to the continued dislocation in the capital markets environment and the private student loan securities sector, we increased the discount rate by an additional 150 basis points. We applied a discount rate of 16.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 17.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities, which resulted in a decrease of $43.6 million in the estimated fair value of our residuals during the first quarter of fiscal 2009.

         Discount Rate—Additional Structural Advisory Fees.    Historically, we have based the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value.

        As a result of the continued dislocation in the capital markets environment and the private student loan ABS sector, during the fourth quarter of fiscal 2008, we increased the spread over the 10-year U.S. Treasury Note rate from 400 basis points to 575 basis points to estimate the fair value of our additional structural advisory fees. As a result, we applied a discount rate at June 30, 2008 of 9.72%, compared to a discount rate at March 31, 2008 of 7.41%. The increase in the discount rate resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of approximately $29.7 million during the fourth quarter of fiscal 2008.

        At September 30, 2008, due to the continued dislocation in the capital markets environment and the private student loan securities sector, we increased the discount rate by an additional 150 basis points. In addition, between June 30, 2008 and September 30, 2008, the 10-year U.S. Treasury Note rate decreased by 15 basis points. As a result we applied a discount rate of 11.07% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a decrease of $15.6 million in the estimated fair value of our additional structural advisory fees during the first quarter of fiscal 2009.

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

        During the third quarter of fiscal 2008, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which was calculated as of September 30, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least Aa3 by Moody's and AA- by Standard & Poor's, or S&P, as of September 30, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A3 by Moody's and A- by S&P as of September 30, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch and bear interest at a maximum rate, which was calculated as of September 30, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least AA- by Fitch as of September 30, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A- by Fitch as of September 30, 2008. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes would continue to bear interest at the then-current maximum spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000 as a result of our change in the auction rate notes assumption. We maintained these assumptions as of September 30, 2008.

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

        On October 30, 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50%. We expect the impact of the downgrades on the future cost of funding auction rate notes to decrease the estimated value of our service receivables by approximately $3.2 million. On November 5, 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings increases the likelihood that the ratings assigned to certain auction rate notes may be further downgraded, possibly to ratings below A3 by Moody's and below A- by S&P and Fitch. We provide a sensitivity analysis with respect to auction rate notes below, under the caption "—Sensitivity Analysis."

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

         Fees and Expenses.    Beginning in the fourth quarter of fiscal 2008, we took into account default prevention and other collections related costs into our estimates of the fair value of our additional structural advisory fees and residuals receivable. Previously, these costs were reimbursed by TERI pursuant to our master loan guaranty agreement and were excluded from our valuation model. Due to the termination of the master loan guaranty agreement effective as of May 31, 2008, however, we no longer receive reimbursement for such expenses. At June 30, 2008, we estimated the aggregate costs necessary to achieve our gross default rate assumption, which resulted in a decrease in the estimated fair value of our residual receivable of $15.9 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $0.2 million during the fourth quarter of fiscal 2008. We did not change these estimates during the first quarter of fiscal 2009.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the pledged accounts were unavailable to pay the trusts' default claims or if recoveries on defaulted loans were not used to replenish such pledged accounts, or if net defaults increase beyond the level of expected third party reimbursement assumptions, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts' student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

        The following table shows our loan performance assumptions and service receivables balances at September 30, 2008 and estimated changes that would result from changes in our loan performance assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at September 30, 2008. We also discuss below the effect on the fair value of the structural advisory fees and residuals receivables of changes in the assumed spread between 1-month LIBOR rates and auction rates.

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

			Management assumption and receivables balance at September 30, 2008
	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	13.84%	14.91%	15.96%	17.00%	18.03%
Total structural advisory fees	$100,842	$97,161	$94,475	$91,220	$89,038
Change in receivables balance	6.74%	2.84%		(3.45)%	(5.75)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total structural advisory fees	$92,580	$93,404	$94,475	$96,294	$97,490
Change in receivables balance	(2.01)%	(1.13)%		1.93%	3.19%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total structural advisory fees	$97,065	$95,756	$94,475	$93,238	$92,027
Change in receivables balance	2.74%	1.36%		(1.31)%	(2.59)%
Discount rate:
Management assumption	8.86%	9.97%	11.07%	12.18%	13.29%
Total structural advisory fees	$118,488	$105,678	$94,475	$84,663	$76,057
Change in receivables balance	25.42%	11.86%		(10.39)%	(19.50)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$81,122	$87,165	$94,475	$102,374	$111,222
Change in receivables balance	(14.13)%	(7.74)%		8.36%	17.73%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through September 30, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 15.96%.

			Management assumption and receivables balance at September 30, 2008
	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	13.84%	14.91%	15.96%	17.00%	18.03%
Total residual fees	$276,304	$242,228	$213,099	$195,465	$176,882
Change in receivables balance	29.66%	13.67%		(8.27)%	(16.99)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total residual fees	$192,260	$203,720	$213,099	$227,506	$239,751
Change in receivables balance	(9.78)%	(4.40)%		6.76%	12.51%
Annual prepayment rate:
Management assumption	6.72%	7.56%	8.40%	9.24%	10.08%
Total residual fees	$229,862	$221,323	$213,099	$204,636	$196,873
Change in receivables balance	7.87%	3.86%		(3.97)%	(7.61)%
Discount rate:
Management assumption—non-Triple-B trusts	12.80%	14.40%	16.00%	17.60%	19.20%
Management assumption—Triple-B trusts	13.60%	15.30%	17.00%	18.70%	20.40%
Total residual fees	$321,003	$260,839	$213,099	$175,067	$144,647
Change in receivables balance	50.64%	22.40%		(17.85)%	(32.12)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$197,938	$204,400	$213,099	$220,347	$225,360
Change in receivables balance	(7.11)%	(4.08)%		3.40%	5.75%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through September 30, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 15.96%.

        If all outstanding auction rate notes that bore interest at one-month LIBOR plus 1.50% as of September 30, 2008 were to continue to bear interest at one-month LIBOR plus 1.50%, but all outstanding auction rate notes that bore interest at one-month LIBOR plus 2.50% as of September 30, 2008 were instead to bear interest at one-month LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $2.7 million, or 1.3%, and the estimated fair value of our additional structural advisory fees would decrease by $0.5 million, or 0.5% from their current valuations.

        If all outstanding auction rate notes that bore interest at one-month LIBOR plus 1.50% as of September 30, 2008 were to instead to bear interest at one-month LIBOR plus 2.50%, and all outstanding auction rate notes that bore interest at one-month LIBOR plus 2.50% as of September 30, 2008 were instead to bear interest at one-month LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $29.2 million, or 13.7%, and the estimated fair value of our additional structural advisory fees would decrease by $3.1 million, or 3.3% from their current valuations. See "Risk Factors" under Item 1A of Part II of this quarterly report for additional information regarding our trusts' auction rate notes.

        On October 30, 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50%. We expect the impact of the downgrades on the future cost of funding auction rate notes to decrease the estimated value of our service receivables by approximately $3.2 million. On November 5, 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings increases the likelihood that the ratings assigned to certain auction rate notes may be further downgraded, possibly to ratings below A3 by Moody's and below A- by S&P and Fitch. If such a downgrade were to occur, we would expect the impact on the future cost of funding auction rate notes to decrease estimated value of our service receivables by approximately $56.8 million.

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

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At September 30, 2008, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or FASB Statement No. 140. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has embarked upon a project to amend FASB Statement No. 140 that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46. The FASB has issued an exposure draft on this topic with comments due by November 14, 2008. The ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

Results of Operations

Three months ended September 30, 2008 and 2007

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

        We did not facilitate any securitization transactions during the first quarter of fiscal 2009 but did facilitate two securitization transactions during the first quarter of fiscal 2008. Our estimates of the allocation by marketing channel of our securitization revenues for the first quarter of fiscal 2008, expressed as a percentage of the total principal and accrued interest of private label loans securitized in each channel at the date of securitization, are as follows:

				Percentage yield
Month and year of private label securitization	Marketing channel	Volume of loans securitized(1)		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(3)
	(dollars in millions)
Fiscal 2008
September 2007	Direct to consumer	$1,640	81%	9.6%	1.2%	6.6%	17.3%
	School channel	387	19	5.1	1.2	2.5	8.8

	Total	$2,027

	Blended yield(2)			8.7	1.2	5.8	15.7

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

        Market demand for private student loan ABS has been volatile, and we believe does not exist for TERI-guaranteed loans as of November 10, 2008. This volatility, and absence of demand for private student loan ABS, has negatively affected, and will likely continue to negatively affect, the cost and availability of certain financing structures previously utilized in the securitization transactions that we have facilitated, including the issuance of subordinate classes of ABS. In addition, we are uncertain as of November 10, 2008 whether the fee structure that we have historically used in facilitating securitization transactions will be used in any future securitizations. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near-term.

  Up-front structural advisory fees

        We did not complete a securitization transaction in the first quarter of fiscal 2009 and, accordingly, did not generate any securitization revenues during the period. We generated $177.5 million in up-front structural advisory fees in the first quarter of fiscal 2008.

  Additional structural advisory fees

        The additional component of structural advisory fees decreased to $(17.9) million during the first quarter of fiscal 2009 from $27.2 million during the first quarter of fiscal 2008. The decrease in additional structural advisory fees between the periods was primarily due to the changes in assumptions we use to estimate the fair value of our additional structural advisory fees and decreased securitization volume between the fiscal 2009 and fiscal 2008 periods.

        The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the first quarters of fiscal 2009 and fiscal 2008:

	Three months ended September 30,
	2008	2007
	(in thousands)
Fair value at beginning of period	$113,842	$133,644
Additions from new securitizations	—	24,304
Cash received from trust distribution	(1,477)
Trust updates:
Passage of time (present value accretion)	2,789	2,410
Assumption changes:
Increase in discount rate assumption	(15,641)	—
Increase in timing and average default rate	(3,133)	—
Other factors	(1,905)	449

Net change from trust updates	(17,890)	2,859

Fair value at end of period	$94,475	$160,807

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect, as of November 10, 2008, to begin to receive approximately six to seventeen years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We also make assumptions about the pledged accounts, including periodic replenishments thereof, the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        During the first quarter of fiscal 2009, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $17.9 million. During the first quarter of fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in an increase in their carrying value of approximately $2.9 million. The decrease during the first quarter of fiscal 2009 was primarily due to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our discount rate assumption, which more than offset the accretion of discounting inherent in the fair value estimates. The increase during the first quarter of fiscal 2008 was primarily due to the accretion of the discounting inherent in the fair value estimates. For a discussion of changes we made during the first quarter of fiscal 2009 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

  Residuals

        Service revenues from residuals decreased by $183.0 million, to $(80.2) million for the first quarter of fiscal 2009, from $102.9 million for the first quarter of fiscal 2008. The decrease in service revenues from residuals in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily a result of changes we made to certain assumptions we use to estimate the value of our residuals receivable in the first quarter of fiscal 2009 and a decrease in securitization volume. We did not conduct a securitization transaction in the first quarter of fiscal 2009. As a result, we did not recognize any residuals from new securitizations in the quarter.

        The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the first quarters of fiscal 2009 and fiscal 2008:

	Three months ended September 30,
	2008	2007
	(in thousands)
Fair value at beginning of period	$293,255	$665,115
Additions from new securitizations	—	116,972
Trust updates:
Passage of time (present value accretion)	10,931	19,903
Assumption changes:
Increase in discount rate assumption	(43,643)	(25,182)
Increase in timing and average default rate	(40,728)	—
Other factors	(6,716)	(8,829)

Net change from trust updates	(80,156)	(14,108)

Fair value at end of period	$213,099	$767,979

        As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any change in the assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we consider in our estimates. We also make assumptions about the pledged accounts, including periodic replenishments thereof, the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables."

        Our estimates of the fair value of our residuals receivable resulted in a decrease in the aggregate carrying value of approximately $80.2 million during the first quarter of fiscal 2009 and a decrease of $14.1 million during the first quarter of fiscal 2008. The decrease during the first quarter of fiscal 2009 was due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our residuals receivable, particularly, an increase in discount rates and an increase in our weighted average gross default rates. The negative impact of these changes to our assumptions, together with a decrease in securitization volumes between periods, more than offset the positive impact of the passage of time. For a discussion of our decision during the first quarter of fiscal 2009 to change the assumptions we use to estimate the value of our residuals receivable see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables." During the first quarter of fiscal 2008, the positive impact of the passage of time was more than offset by an increase in our discount rate assumption for the same period.

  Processing fees from TERI

        Processing fees from TERI decreased to $2.4 million for the first quarter of fiscal 2009 from $46.2 million for the first quarter of fiscal 2008. The decrease during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to the impact of the TERI Reorganization on our facilitated loan volume, including the termination of the master servicing agreement effective May 31, 2008. Effective June 1, 2008, we began receiving a decreased level of fees from TERI pursuant to a transition services agreement, which terminated on September 29, 2008. We received on average $865,000 per month pursuant to the transition services agreement during its term. We do not expect to receive a material amount of processing fees from TERI in the future.

  Administrative and other fees

        Administrative and other fees decreased to $3.6 million for the first quarter of fiscal 2009 from $21.8 million for the first quarter of fiscal 2008. The decrease during the first quarter of fiscal 2009 was primarily due to a reduction in marketing fees earned by us and decreased reimbursable expenses that we generated between periods from marketing coordination services provided to some of our clients. These reductions offset increasing student loan balances in the securitization trusts during the fiscal 2009 period compared to the fiscal 2008 period. We generated approximately $1.4 million in marketing fees during the first quarter of fiscal 2009, compared to approximately $20.0 million in marketing fees and reimbursable expenses from marketing coordination services during the first quarter of fiscal 2008. We earned administrative fees for the daily management of the securitization trusts of approximately $1.8 million during the first quarter of fiscal 2009 and $1.7 million during the first quarter of fiscal 2008.

Net Interest Income

        Net interest income increased to $7.1 million for the first quarter of fiscal 2009 from $4.4 million for the first quarter of fiscal 2008. The increase in the current year period was primarily due to higher average education loan balances outstanding at our subsidiary, Union Federal, during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Net interest income earned by Union Federal of $6.4 million during the first quarter of fiscal 2009 and $2.3 million during the first quarter of fiscal 2008 was primarily derived from education loans held for sale during each period.

        The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three months ended September 30, 2008 and 2007.

Consolidated Average Balance Sheet, Interest and Rates
(Taxable-Equivalent Interest and Rates, in thousands, except rates)

	Three months ended September 30,
	2008			2007
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
Assets
Cash and cash equivalents—taxable	$94,465	$415	1.74%	$78,952	$950	4.78%
Cash and cash equivalents—tax exempt	9,211	49	3.28	14,331	140	5.98
Federal funds sold	89,703	421	1.86	30,734	383	4.95
Investments—taxable	9,297	126	5.37	11,505	158	5.45
Investments—tax exempt	72,265	452	3.82	121,663	1,179	5.93
Student loans	502,900	10,485	8.27	155,384	4,228	10.83
Mortgage loans	10,883	151	5.52	12,442	197	6.31

Total interest-earning assets	788,724	12,099	6.32%	425,011	7,235	7.63%
Cash and cash equivalents	609			526
Service receivables	379,200			847,846
Other assets	65,535			123,688

Total assets	$1,234,068			$1,397,071

Liabilities
Savings accounts	$61,941	$525	3.36%	$45,142	$573	5.05%
Money market accounts	43,636	375	3.41	—	—	—
Brokered deposits	143,264	1,165	3.23	59,529	792	5.29
Warehouse line of credit	243,723	2,696	4.39	91,521	1,275	5.54
Other interest-bearing liabilities	14,105	201	5.66	9,119	212	9.23

Total interest-bearing liabilities	506,669	4,962	3.89%	205,311	2,852	5.53%
Noninterest-bearing deposits	9			100
All other liabilities	54,274			315,779

Total liabilities	560,952			521,190

Stockholders' equity	673,116			875,881

Total liabilities and stockholders' equity	$1,234,068			$1,397,071

Net interest margin	788,724	7,137	3.59%	425,011	4,383	4.10%

Analysis of Changes in Net Interest Income
For the three months ended September 30, 2007 and
the three months ended September 30, 2008
(in thousands)

	Due to Change in
	Volume	Rate	Net Change
Cash and cash equivalents—taxable	$190	$(725)	$(535)
Cash and cash equivalents—tax exempt	(50)	(41)	(91)
Federal funds sold	737	(699)	38
Investments—taxable	(30)	(2)	(32)
Investments—tax exempt	(477)	(250)	(727)
Student loans	9,494	(3,237)	6,257
Mortgage loans	(24)	(22)	(46)

Total interest income			4,864

Savings accounts	$215	$(263)	$(48)
Money market accounts	375	—	375
Brokered deposits	1,119	(746)	373
Warehouse line of credit	2,130	(709)	1,421
Other interest-bearing liabilities	117	(128)	(11)

Total interest expense			2,110

Net increase in net interest income			$2,754

Non-interest Expenses

        Total non-interest expenses decreased to $60.9 million for the first quarter of fiscal 2009 from $97.5 million for the first quarter of fiscal 2008. Compensation and benefits decreased to $15.3 million for the first quarter of fiscal 2009 from $32.0 million for the first quarter of fiscal 2008. General and administrative expenses decreased to $24.4 million for the first quarter of fiscal 2009 from $65.5 million for the first quarter of fiscal 2008.

        The decrease in compensation and benefits expense during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily the result of a decrease in personnel and a decrease in incentive compensation accruals. During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees. Following these reductions, we had 241 full-time employees, compared to 1,031 employees as of September 30, 2007.

        General and administrative expenses decreased during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 as a result of decreases in several categories of expenses. Marketing coordination expenses decreased to $3.4 million for the first quarter of fiscal 2009 from $26.8 million for the first quarter of fiscal 2008. The decrease in marketing coordination expense was primarily due to the termination by some clients of their marketing coordination agreements. Equipment expenses decreased to $2.2 million for the first quarter of fiscal 2009 from $3.9 million for the first quarter of fiscal 2008. Depreciation and amortization expense increased to $5.1 million for the first quarter of fiscal 2009 from $4.4 million for the first quarter of fiscal 2008. The increase in equipment, depreciation and amortization expense was due to the amortization of capitalized software development costs. Professional fees decreased to $3.1 million for the first quarter of fiscal 2009 from $4.5 million for the first quarter of fiscal 2008 primarily due to a decrease in legal costs. Temporary employment services costs decreased to $0.1 million for the first quarter of fiscal 2009 from $3.2 million for the first quarter of fiscal 2008. External call center costs decreased to $0.6 million for the first quarter of fiscal 2009 from $10.6 million in the first quarter of fiscal 2008. The decreases in temporary employment services expense and external call center costs were primarily due to decreases in personnel necessary to process the decreasing volume of loans facilitated between periods. Occupancy expenses decreased to $2.7 million for the first quarter of fiscal 2009 from $3.7 million in the first quarter of fiscal 2008 is a result of lower communications costs, utilities and office maintenance costs.

Unrealized Losses on Loans Held for Sale

        Our loans held for sale at September 30, 2008 consisted of $482.7 million in education loans originated by Union Federal. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. We recorded a reduction in the carrying value of loans held for sale of $21.2 million during the first quarter of fiscal 2009. We did not adjust the carrying value of loans held for sale during the first quarter of fiscal 2008. As of September 30, 2008, $3.8 million of the loans held for sale were greater than 90 days past due.

Income Tax Expense (Benefit)

        Income tax benefit increased to $52.9 million for the first quarter of fiscal 2009 from income tax expense of $113.6 million for the first quarter of fiscal 2008. The increase in income tax benefit was primarily the result of a decrease in the amount of income before income tax expense between periods due to the decrease in securitization volume between periods. During the first quarter of fiscal 2009, our effective tax rate, or the income tax expense (benefit) as a percentage of income loss before income tax expense (benefit), decreased to 36.3% from an effective tax rate of 40.2% for the first quarter of fiscal 2008. The decrease in our effective tax rate was primarily due to unutilized losses in certain of our subsidiaries for state tax purposes during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Our effective tax rate applicable to up-front structural advisory fees is greater than our effective tax rate applicable to residual revenues.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, repurchases of our common stock, quarterly cash dividends and infusions of regulatory capital into Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, our board of directors has eliminated regular quarterly cash dividends for the foreseeable future. In addition, we do not expect to repurchase shares of common stock for the foreseeable future. In fiscal 2009, we expect our overall cash spend to decrease on an annualized basis by approximately 70% compared to fiscal 2008, including reduction of marketing coordination and operational expenses.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through revenues from operations, cash and cash equivalents, and, subject to disposition of its current portfolio of student loans, various sources of funding that may be available to Union Federal to finance education loans. In August 2008, we received aggregate gross proceeds of approximately $132.7 million from the sale of preferred stock to affiliates of GSCP. The proceeds from the sale of preferred stock significantly improved our ability to meet our short-term liquidity requirements, although we remain uncertain about future regulatory capital requirements relating to Union Federal. We believe, based on our operating plan as of November 10, 2008 and the proceeds of the sale of preferred stock, that our cash, cash equivalents, investments and revenues from operations will be sufficient to fund our operations into fiscal 2010.

        Our business has been and continues to be adversely impacted by the current ABS market dynamics, including an inability to access the securitization market and interim financing facilities. We did not complete a securitization transaction during our first quarter of fiscal 2009, and we do not expect to complete a securitization in the near-term. We expect pricing terms in future securitizations to be substantially less favorable than in the past. Our inability to generate up-front structural advisory fees has eroded our short-term liquidity position.

        Historically, TERI reimbursed us monthly for the expenses we incurred in providing outsourcing services to TERI pursuant to our master servicing agreement. As a result, TERI reimbursed us for a significant portion of our operating expenses. Following termination of our master servicing agreement with TERI, and expiration of our transition services agreement, we do not expect to receive a material amount of fees or reimbursement from TERI in the future. In addition, we expect to incur significant costs, including legal fees, in connection with the TERI Reorganization.

        In July 2007, UFSB-SPV entered into a $300.0 million education loan warehouse facility with a conduit lender to fund the purchase of education loans from Union Federal. At September 30, 2008, $244.2 million was outstanding. Under the facility, UFSB-SPV pledged the purchased education loans as collateral for the advances it received from the conduit lender. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, or the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In May 2008, an additional event of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse under the indenture is limited to student loans pledged as collateral.

        Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements would initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification, however, are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

        Union Federal's equity capital was $108.1 million at September 30, 2008. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Union Federal met all quantitative capital adequacy requirements to which it was subject as of September 30, 2008, and had a total risk-based ratio of 20.93%, a Tier 1 risk-based ratio of 20.92%, and a Tier 1 leverage ratio of 17.41%.

        Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal. The OTS or the FDIC could in the future require us to make additional infusions of regulatory capital into Union Federal, which could adversely affect our short-term liquidity.

Long-term Funding Requirements

        We expect to fund our business through revenues from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm our business.

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

Treasury Stock

        We had treasury stock of $184.2 million at September 30, 2008 and $184.0 million at June 30, 2008. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of September 30, 2008, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by our board of directors.

        On April 24, 2007, our board of directors approved the repurchase of up to 10 million shares of our common stock. The 10 million shares authorized for repurchase included 3.4 million shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. As of September 30, 2008, we had repurchased an aggregate of 1.2 million shares at an average price, excluding commissions, of $36.17 per share, under various repurchase programs approved by our board of directors. At September 30, 2008, a maximum of 8.8 million shares may be repurchased under the repurchase program approved by the board of directors on April 24, 2007. We did not repurchase any shares of common stock pursuant to this program during the first quarter of fiscal 2009.

Cash, Cash Equivalents, Federal Funds Sold and Investments

        At September 30, 2008 and June 30, 2008, we had $305.1 million and $221.1 million, respectively, in cash, cash equivalents, federal funds sold and investments. The increase in cash, cash equivalents, federal funds sold and investments is primarily due to cash received from the issuance of series B preferred stock to affiliates of GSCP, offset by cash used to fund operations.

        Cash, cash equivalents, federal funds sold and investments at September 30, 2008 and June 30, 2008 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by our subsidiary, Union Federal.

Loans Held for Sale

        Our loans held for sale decreased to $482.7 million at September 30, 2008 from $497.3 million at June 30, 2008. The decrease in loans held for sale is due to the fair value writedown of $21.2 million during the quarter partially offset by principal payments received. Our loans held for sale at September 30, 2008 and June 30, 2008 were comprised of education loans.

Service Receivables

        Our service receivables decreased to $308.4 million at September 30, 2008 from $411.2 million at June 30, 2008, primarily as a result of changes we made to assumptions we use to estimate the value of our residual and additional structural advisory fee receivables. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenues and Receivables."

        The following chart illustrates the pre-tax amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals. The information presented reflects our trust performance assumptions and undiscounted cash flow estimates from outstanding securitization trusts as of September 30, 2008. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables" for a discussion of our key assumptions, as well as a sensitivity analysis of hypothetical changes to those assumptions. You are cautioned that the valuation assumptions require our subjective judgment and are susceptible to change. We have made in the past, and will likely need to make in the future, adjustments to our valuation assumptions. The actual cash releases from additional structural advisory fees and residuals that we receive from the trusts, and the actual timing of receipt, could be materially different than reflected in the chart below as a result of variances between the actual performance of the securitization trusts and the assumptions as of September 30, 2008, including assumptions relating to the sufficiency of pledged accounts, and the periodic replenishment thereof, and cumulative default rates of the securitization trusts and TERI's claims paying ability.

        The information above is intended to supplement the financial information prepared and presented in accordance with GAAP appearing elsewhere in this quarterly report. We have provided the cash flow projections in order to assist investors in assessing our liquidity needs and to provide additional information related to our existing additional structural advisory fees and residuals receivables. See "Risk Factors" under Item 1A of Part II of this quarterly report for additional factors you should consider in evaluating the cash flow projections.

Property and Equipment, net

        During the first quarter of fiscal 2009, our property and equipment, net decreased by $6.0 million, primarily as a result of a $1.4 million write-off of fixed assets that were taken out of service during the quarter, as well as $5.1 million of depreciation expense recorded during the period. During the first quarter of fiscal 2009, we had $0.3 million in acquisitions of equipment.

Other Prepaid Expenses

        Our other prepaid expenses decreased to $13.9 million at September 30, 2008 from $15.4 million at June 30, 2008. The decrease in other prepaid expenses was primarily due to a decrease in prepaid insurance of $0.4 million and other various prepaid items.

Other Assets

        Other assets increased to $6.1 million at September 30, 2008 from $3.8 million at June 30, 2008 primarily due to a receivable of $1.4 million for marketing and processing services performed on behalf of a third party lender.

Deposits

        Deposits increased to $246.4 million at September 30, 2008 from $244.1 million at June 30, 2008. Brokered deposits decreased by $29.2 million which was offset by an increase of $31.4 million in money market, savings accounts and time deposits.

Education Loan Warehouse Facility

        We had $244.2 million in borrowings outstanding at September 30, 2008 under the education loan warehouse facility between Union Federal and a conduit lender. We had $242.9 million in borrowings outstanding under the facility at June 30, 2008. The facility provided interim financing which we used to fund the disbursement of education loans by Union Federal. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In May 2008, an additional event of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse under the indenture is limited to student loans pledged as collateral.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses increased to $23.2 million at September 30, 2008 from $20.5 million at June 30, 2008. Our accounts payable were $1.9 million higher at September 30, 2008 as compared to June 30, 2008 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

        We had income taxes payable of $12.9 million at September 30, 2008. We had income taxes payable of $31.3 million at June 30, 2008. The decrease in our income taxes payable is primarily due to tax payments made during the quarter as well as lower taxable income earned during the first quarter of fiscal 2009.

Net Deferred Income Tax Liability/Asset

        Our net deferred income tax liability changed to a deferred income tax asset of $48.1 million at September 30, 2008 from a liability of $10.4 million at June 30, 2008. We have a net deferred income tax asset primarily because, under GAAP, we recognize additional structural advisory fees and residuals in our financial statements earlier than they are recognized for income tax purposes. Our net deferred income tax liability changed to an asset primarily as a result of the decrease in additional structural advisory fees and residuals receivables at September 30, 2008.

Other Liabilities

        Other liabilities decreased to $12.2 million at September 30, 2008 from $14.1 million at June 30, 2008. Other liabilities primarily include our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The decrease in other liabilities is primarily due to a decrease in lease obligations and deferred rent.

Contractual Obligations

        As of September 30, 2008, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2008.

Cash Flows

        Our net cash used in operating activities increased to $42.3 million for the first quarter of fiscal 2009, compared to cash provided by operating activities of $12.1 million for the first quarter of fiscal 2008. The increase in cash used in operations resulted primarily from the change in prepaid income taxes in fiscal 2008.

        Our cash used in investing activities was $1.5 million for the first quarter of fiscal 2009, compared to $28.9 million for the first quarter of fiscal 2008. Net cash used by investing activities during the first quarter of fiscal 2008 was primarily a result of purchases of investments and property and equipment.

        Net cash provided by financing activities decreased to $125.9 million during the first quarter of fiscal 2009, compared to net cash provided by financing activities of $137.6 million during the first quarter of fiscal 2008. Net cash provided by financing activities decreased during the first quarter of fiscal 2009 primarily as a result of a lower growth in deposits and less use of the education loan warehouse facility.

        We expect that our capital expenditure requirements for the final three quarters of fiscal 2009 will be approximately $0.8 million. We expect to use these funds primarily for reconfiguration of systems for a new product set that we are developing.

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with private student loan programs, from program design through securitization of the loans. We have structured and facilitated the securitization of student loans for our clients through a series of bankruptcy remote, qualified special purpose trusts.

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

 Item 3—Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents, Federal Funds Sold and Investments

        We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At September 30, 2008, cash, cash equivalents, investments and federal funds sold consisted primarily of investments in variable rate demand notes, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by Union Federal, all of which were due on demand or within one year. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash, cash equivalents, federal funds sold or investments.

Risks Related to Loans Held for Sale and Deposits

        We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at September 30, 2008 consisted of $482.7 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value and as a result of their variable interest rates, are not subject to interest rate sensitivity. Under GAAP, we would be required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we would be required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. At September 30, 2008, our student loans had an average interest rate of approximately 8.28%. All of our education loans and approximately 65% of our mortgage loans have variable interest rates.

        We held deposits of $246.4 million at September 30, 2008. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At September 30, 2008, our deposits had an average interest rate of approximately 3.30%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 90% of our deposits have fixed interest rates of 6 months or less.

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

        Our assumptions regarding TERI's ability to pay claims on defaulted loans affects the expected timing of cash payments to us in respect of additional structural advisory fees and residuals, which in turn affects our estimates of their fair value. If we were to determine that recoveries with respect to a trust's defaulted student loans would be unavailable to replenish the trust's pledged account, the estimated value of our additional structural advisory fees and residuals would be reduced. In addition, increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at September 30, 2008 based on changes in our loan performance assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis." For a chart illustrating the amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In April and May 2008, seven purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. A consolidated amended complaint is due to be filed on November 28, 2008. A class had not been certified in the actions as of November 10, 2008. In addition, three federal derivative lawsuits, and one state derivative lawsuit, have been filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts and Massachusetts Superior Court, respectively. The derivative complaints allege various violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the federal court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. In October 2008, the state court stayed the state derivative action until January 5, 2009.

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

        We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter. We have made material changes to the following risk factors as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2008:

  •
  "Risks Related to Our Financial Reporting and Liquidity—Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of service receivables"

  •
  "Risks Related to Our Financial Reporting and Liquidity—If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy"

  •
  "Risks Related to Our Industry, Business and Operations—If we fail to manage effectively our cost reductions, our business could be disrupted and financial results could be adversely affected"

 Risks Related to Asset-Backed Securitizations and Other Funding Sources

We derive a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues to investors securities backed by those loans. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with past securitizations, we have received compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees and residuals we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. We derived approximately $320.4 million in revenue from new securitizations in fiscal 2008.

        We did not complete a securitization during the second, third or fourth quarters of fiscal 2008 or first quarter of fiscal 2009, which contributed to our net losses for each quarter. Our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007. We do not expect to complete a securitization in the near term and may not complete any securitizations during fiscal 2009. In addition, we expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past. We also expect investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. The inability to access the securitization market, together with the TERI Reorganization, has impacted our client relationships, reduced our facilitated loan volume and challenged our business prospects. If we continue to be unable to access the ABS market, our revenues may continue to decline and we may continue to generate net losses, which would further erode our liquidity position. We will need to continue to adapt and gain market acceptance for our products and services in order to overcome the challenges we are facing.

A number of factors, some of which are beyond our control, have adversely affected and may continue to adversely affect our securitization activities and thereby adversely affect our results of operations.

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

  •
  our inability to structure and gain market acceptance for new products or services to meet new demands of clients and borrowers;

  •
  continuing degradation of the credit quality or performance of the loan portfolios of the trusts we structure, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of ABS, or result in material, adverse modifications in rating agency assumptions, ratings or conclusions with respect to the securitization trusts;

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

  •
  unwillingness of investors to ascribe value to the TERI-guaranteed loan loss reserves or financial guarantees offered by other third parties;

  •
  the adequacy of the segregated reserves pledged to each securitization trust as collateral for TERI's guaranty obligations with respect to the loans held by the trust, including the validity and perfection of the trusts' security interests and the replenishment of the reserves from recoveries on defaulted loans;

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

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital markets transactions that we have facilitated and, to a lesser extent, the seasonality of student loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. In fiscal 2008, we facilitated two securitizations in the first quarter and no securitizations in the second, third, or fourth quarters. Recent disruptions and volatility in the ABS market have adversely affected our ability to structure securitizations and will affect the timing, size, structure and profitability of future capital markets transactions. We did not facilitate any securitization transactions in the first quarter of fiscal 2009. We do not expect to complete a securitization in the near-term and may not complete any securitizations during fiscal 2009. In addition, we expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past. We also expect limited or no investor demand for subordinate tranches of ABS in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. As a result, the variability of our quarterly revenue, operating results and profitability may increase. Termination of our agreements with TERI may contribute to such an increase, because we do not expect to receive a material amount of processing fees from TERI in the future. Our loan origination or marketing fees, and the timing, size and structure of any future securitization activities, may also be affected by the seasonality of student loan applications and loan originations. Origination of student loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

        Student loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private student loan programs. We were unable to complete a securitization transaction during the first quarter of fiscal 2009, and we do not expect to complete a securitization in the near-term. In addition, we have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Other sources of funding have not been available to us on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing and terms and conditions of alternative funding mechanisms that we have pursued. Our facilitated loan volume available for securitization has grown since the securitization transactions we completed in the first quarter of fiscal 2008. At September 30, 2008, the principal balance of loans facilitated and available to us for securitization was approximately $2.4 billion of which $83.2 million was facilitated in the first quarter of 2009.

        Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Our purchase agreements applicable to approximately $1.2 billion of the facilitated loan volume available for securitization as of September 30, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. If we do not honor our contractual obligations, our value proposition to clients and prospective clients would be compromised, our relationships with current clients could terminate and our prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

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

        We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include: discount rates; the annual rate and timing of student loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, and the spread between LIBOR and auction rates; the expected annual rate and timing of loan defaults, and TERI's ability to pay default claims; expected recoveries of defaulted loans, including the use of recoveries to replenish trusts' pledged funds; the source and amount of guaranty payments made on defaulted loans and the fees and expenses of the securitization trusts. Our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, and management's ability to determine which factors are more heavily weighted in our estimates, and to accurately incorporate those factors into our estimates, are subjective and can have a material effect on valuations.

        During the second quarter of fiscal 2008, we changed our key accounting assumptions which resulted in a $178 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the third quarter of fiscal 2008, we changed our key accounting assumptions, including our assumptions with regard to TERI's ability to pay guaranty claims from its general reserves, which resulted in a $315.3 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the fourth quarter of fiscal 2008, we further changed our key accounting assumptions, including our assumptions with regard to the discount rates used in determining the value of our service receivables, which resulted in a $60.0 million pre-tax decrease in the value of those receivables. During the first quarter of fiscal 2009, we again changed our key accounting assumptions, including our assumptions with regard to the discount rates used in determining the value of our service receivables, which resulted in a $99.5 million pre-tax decrease in the value of those receivables. In general, our adjustments during fiscal 2008 and the first quarter of fiscal 2009 were necessary because securitization trusts had performed below our range of expectations, including with regard to prepayments, delinquencies and defaults, dislocations in the capital markets that began in the second quarter of fiscal 2008 persisted through September 30, 2008, TERI's claims paying ability is less certain as a result of the TERI reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts was projected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

        If the actual performance of some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions. In addition, developments in the TERI Reorganization, including challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. As of November 10, 2008, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations, and for purposes of estimating the fair value of our service receivables, we assumed at September 30, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements. Finally, recent and continuing dislocations in the capital markets have resulted in increased volatility in investors' demand and yield requirements for ABS. If such conditions persist, we may need to adjust further our key assumptions.

        While we have no further obligation to support the obligations within the bankruptcy-remote securitization trusts, our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. As a result of the TERI Reorganization, we expect as of September 30, 2008 to receive additional structural advisory fees and residuals beginning six to seventeen years after the date of a particular securitization transaction. At December 31, 2007, we expected to receive such cash flows beginning five to seven years after the date of a particular securitization.

        Our loans held for sale at September 30, 2008 consisted of $482.7 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value. The estimated fair value of loans held for sale is evaluated on a periodic basis and, in the absence of readily determined market values, is based on the present value of expected future cash flow using management's estimates. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we would be required to write-down the carrying value of our education loans, which would result in an increase in our general and administrative expenses, and we may be required to provide additional regulatory capital to Union Federal. We recorded a valuation adjustment of approximately $7.3 million in fiscal 2008 and $21.2 million in the first quarter of fiscal 2009, and we may be required to make additional adjustments in the future.

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables.

        Five private label loan trusts have issued auction rate notes to finance, in whole or in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust in determining the value of our service receivables.

        Historically, the spread over one-month LIBOR that we used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual auction rates would persist, resulting in a greater spread over LIBOR, for a longer period of time than we had previously estimated. Our assumption with regard to future auction rates, like our other key valuation assumptions, requires our subjective judgment and is susceptible to change.

        The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one-month LIBOR plus a margin), a fixed interest rate and the maximum legally permissible rate. The margin applicable to the floating interest rate is dependent upon the then current ratings of the notes subject to an auction. If the notes are downgraded, the applicable margin, and the maximum floating rate, would increase. If the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the "excess" interest would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to our interests in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest.

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

        During the third quarter of fiscal 2008, the auction rate securities market systematically failed. During the third and fourth quarters of fiscal 2008, and the first quarter of fiscal 2009, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which was calculated as of September 30, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least Aa3 by Moody's and AA- by S&P as of September 30, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A3 by Moody's and A- by S&P as of September 30, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch, and bear interest at a maximum rate, which was calculated as of September 30, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least AA- by Fitch as of September 30, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A- by Fitch as of September 30, 2008. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes would continue to bear interest at the then-current spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables", and in the securitization trust cash flow projections included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

        On October 30, 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50%. We expect the impact of the downgrades on the future cost of funding auction rate notes to decrease the estimated value of our service receivables by approximately $3.2 million. On November 5, 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings increases the likelihood that the ratings assigned to certain auction rate notes may be further downgraded, possibly to ratings below A3 by Moody's and below A- by S&P and Fitch. If such a downgrade were to occur, we would expect the impact on the future cost of funding auction rate notes to decrease the estimated value of our service receivables by approximately $56.8 million.

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

        We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. In particular, the FASB has embarked upon a project to amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized by us. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46, Consolidation of Variable Interest Entities. The FASB has issued an exposure draft on this topic with comments due by November 14, 2008. The ultimate impact, if any, of these deliberations on our accounting practices is uncertain as of November 10, 2008. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected. Our near-term financial results could also be adversely affected if we were to conduct future securitization transactions, or alternative funding transactions, as "on balance sheet" financing transactions.

Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivable, as well as demand for private student loans and our services.

        Private student loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding student loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. In particular, prepayments may increase during periods in which long-term interest rates, such as interest rates on mortgages, are lower than short-term interest rates, including rates on student loans. If the prepayment or default rates increase for the student loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivable, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

        We may require additional funds for our programs, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through student loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. Pursuant to an investment agreement with affiliates of GSCP, we received aggregate gross proceeds of approximately $192.5 million, $59.8 million of which was received in December 2007 and $132.7 million of which was received on August 18, 2008, in connection with the sale of equity securities to the purchasers. We cannot assure you that the proceeds of the equity investment by affiliates of GSCP will be sufficient to satisfy our liquidity needs or capital funding requirements beyond fiscal 2009, particularly in the event of a prolonged dislocation in the private student loan ABS market. Our short-term needs also remain subject to uncertainties regarding regulatory capital requirements of Union Federal. Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal. If the OTS or FDIC were to require additional infusions of regulatory capital by us into Union Federal, our short-term liquidity needs would be adversely affected. Insufficient funds could require us to delay, scale back or eliminate certain of our programs and further scale back our expenses.

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

        Certain of our client agreements provided for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. In April 2008, we received notice that Bank of America elected to terminate its agreements with us due to the TERI Reorganization and RBS elected to terminate certain agreements with our clients and us. In July 2008, our note purchase agreement with JPMorgan Chase was terminated in the context of the TERI Reorganization. Loans originated by Bank of America and RBS represented approximately 29% and 30%, respectively, of our total principal amount of loans facilitated and available for securitization as of September 30, 2008. Loans originated by JPMorgan Chase are no longer available for securitization as a result the termination of our note purchase agreement with JPMorgan Chase.

        Our clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans. Union Federal, which in the past has funded our proprietary Astrive Student Loan Program, is not doing so as of the date of this report. These actions resulted in a significant reduction in our facilitated loan volumes during the first quarter of fiscal 2009. In addition, we expect that the guaranty agreements and loan origination agreements that most or all of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of the client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client.

        The termination of our agreements with Bank of America, RBS and JPMorgan Chase has materially reduced, and the termination of guaranty agreements or loan origination agreements between TERI and our other clients would further materially reduce, the overall volume of loans we facilitate, which will be difficult to replace. Our revenue, business and financial results will continue to suffer as a result.

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

  •
  if TERI is unable to provide guaranty services for loans, any financial guaranty insurance coverage we obtain in securitization transactions could be costly, if available at all; and

  •
  we no longer have access to continuing updates to the database of TERI-guaranteed loan performance data for TERI-guaranteed loans not owned by securitization trusts facilitated by us or loans originated by Union Federal.

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

        In its role as guarantor in the private education lending market, TERI has agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI has historically been the exclusive provider of borrower default guarantees for our clients' private label loans. We expect the TERI Reorganization to adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. In particular, we expect investors to ascribe little or no value to the TERI-guaranty beyond a trust's pledged account. As a result, in structuring future securitizations of TERI-guaranteed loans, if any, we will likely be required to reduce or eliminate our up-front structural advisory fee in order to increase the level of reserves available to the trust. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of TERI-guaranteed loans, the cost of which would also result in lower revenues.

        To the extent the pledged account or other reserves available to a particular securitization trust were exhausted and loan defaults continued to occur, that trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. If TERI's general reserves are insufficient to satisfy the guaranty claims, loan defaults would have a further adverse affect on the amount or timing of residual cash flows that we would otherwise expect to receive from the trust.

        In April and May 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from its segregated reserve accounts until further order by the Bankruptcy Court. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in pledged accounts established for the benefit of certain securitization trusts. The order was granted subject to the following:

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

        The Bankruptcy Court, with the assent of all affected parties, subsequently extended until December 1, 2008 the rights to challenge the trusts' security interests in the collateral securing TERI's guaranty obligations other than the pledged accounts, notably recoveries. Extension of the objection deadline will allow the creditors committee additional time to review and discuss its potential objections with the affected parties.

        If the creditors committee or any other party were successful in challenging the trusts' security interests in the post-petition transfers to the pledged accounts or other collateral, including recoveries, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted student loans, which have historically been used to replenish a particular trust's pledged account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. In addition, TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. Any of these developments would decrease materially our service receivables and could further harm our ability to structure securitizations in the future.

 Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        Historically, our net income has been derived almost exclusively from structuring securitizations of our clients' private student loans. We have been unable to access the securitization market as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the subsequent periods and persist as of the date of this report. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. We have refined our business model in order to address the challenges currently facing us. Our revised business model includes fee-for-service sales of our capabilities, including loan origination and disbursement, program design, risk management and portfolio management. In addition, we have developed a private label loan program that would not require a guaranty from a third party. Successful sales of these services will be critical in order to grow our revenues and client base in the future. We have limited experience with the new private loan program and our fee-for-service business strategy, and we are uncertain of the level of interest from former, current or prospective clients with regard to the new program or offered services.

        Commercial banks have historically served as the initial funding sources for loans we manage and have been our principal clients. In the absence of securitizations, we are not able to provide liquidity necessary to support long term funding of private loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage lending losses. In addition, the synergies that previously existed between federal loan marketing and private loan marketing have been reduced by both the compression of margins in the federal program and regulatory restrictions on cross marketing of federal and private loans. As a result, as of the date of this quarterly report the private student loan business may generally be less attractive to commercial banks than in the past.

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

        We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a large number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than we are to overcome capital markets dislocations, respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients or former clients if they choose, or acquire the ability to provide directly the services that we provide, or formerly provided, to them. In addition, to the extent that Union Federal provides student loans directly to consumers, we would compete directly with clients and former clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of four principal competitors, Sallie Mae, Wells Fargo Company, Discover Financial Services, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's program to market private student loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private loan programs that we provide or if Sallie Mae's private loan consolidation product results in increased consolidation of private student loans held by the securitization trusts we have facilitated. Sallie Mae has announced that it intends to focus increasingly on originating private student loans both through the school channel and the direct to consumer channel. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

        In addition, there has been significant consolidation within the banking and financial services industry. Further consolidation could result in a loss of business if one or more of our clients were acquired by a competitor or a lender that is not our client.

        Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide in response to recent legislative initiatives affecting the availability and profitability of federal loans.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under student loan programs.

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The Deficit Reduction Act of 2005 increased amounts that first and second year college students may borrow and made PLUS loans available to graduate and professional students. Loans to fund graduate level education represented approximately 10% during fiscal 2008 and 11% during fiscal 2007 of our total loan facilitation volume. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private student loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal loans, which could result in increased competition in the market for private student loans, which could adversely affect the volume of private loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business. Bills recently passed by the U.S. Senate and the House of Representatives, intended to inject liquidity into the student loan asset-backed securitization market, would enable the Department of Education to buy only federally guaranteed student loans, not private student loans. On May 7, 2008, the President signed into law the "Ensuring Continued Access to Student Loans Act of 2008," which contains provisions which might adversely impact the demand for private education loans and outsourcing services provided by us, availability and flow of funds for private education loans, and our liquidity position. Among other things, the Act:

  •
  permits a parent borrower under the federal PLUS loan program to defer repayment of the PLUS loan until six months after the student ceases to carry at least one-half the normal full-time academic workload;

  •
  extends eligibility for a PLUS loan to an applicant who, during the period beginning January 1, 2007 and ending December 31, 2009, has not been delinquent for more than 180 days on mortgage loan payments or medical bill payments nor more than 89 days delinquent on the repayment of any other debt, in any case, during such period; and

  •
  increases the loan limits for unsubsidized Stafford loans for undergraduate students.

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

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees, including the departures of our former Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Information Officer and Chief Marketing Officer. Following these reductions, we had 241 full-time employees, compared to 1,031 full-time employees as of September 30, 2007. Our cost reduction measures will place a strain on our management, systems and resources at a critical point in our business and industry. We must develop alternatives to the loan guaranty and origination services that TERI has historically provided to our clients, and we must refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business.

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

        We cannot assure you that we will be able to:

  •
  expand our systems effectively;

  •
  develop successfully new products, programs or services;

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

        As of September 30, 2008, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' student loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed student loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

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

        There is a risk that we could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules will depend largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We have relatively limited experience with these regulations, and we could be subject to disciplinary, cease and desist, or other actions due to claimed noncompliance in the future, which could have an adverse effect on our business, financial condition and operating results.

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

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by First Marblehead Education

Resources, Inc., or FMER, was not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%.

        We will continue to review state registration and licensing requirements that may become applicable to us in the future. As a result of providing portfolio management services, additional licensing schemes may apply to us. As a result of our continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. In such a case, we may proceed with licensing or registration in the affected state, or we may attempt to restructure our activities in a manner that we believe to be exempt from such licensing or registration.

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

        As a federally chartered institution, Union Federal, including its operating subsidiary FM Loan Origination Services, LLC, or FMLOS, may conduct its business without regard to such state licensing laws and requirements. We expect to provide outsourced student loan origination services through Union Federal or FMLOS on a fee-for-service basis. To the extent that these activities are conducted through Union Federal or FMLOS, we believe state regulatory requirements affecting loan brokers, small lenders and credit services organizations will be less likely to be asserted.

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

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations. On August 31, 2007 we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the student loan industry. As of the date of this report, we continue to work with the New York Attorney General's office regarding the investigation.

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

        Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

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

        The association between marketers of high-interest "payday" loans and tax-return anticipation loans, or TRAL, and out-of-state national banks has come under recent scrutiny. Recent litigation asserts that payday loan and TRAL marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders is coordinated by us, are distinguishable from the activities involved in these cases.

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

        The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

  •
  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any securitizations or alternative transactions;

  •
  difficulties we may encounter in structuring securitizations or alternative financings, including continued disruptions in the student loan ABS market or demand for securities offered by trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees and residuals receivables;

  •
  changes in the key assumptions we use to estimate the fair value of our additional structural advisory fees, residuals receivables and education loans held for sale, including among others, discount, default and prepayment rates;

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

  •
  departures of key personnel.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the recent volatility of our stock price, we have become the target of securities litigation. In April and May 2008, seven purported class actions were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. A consolidated amended complaint is due to be filed on November 28, 2008. A class had not been certified in the actions as of November 10, 2008. In addition, three federal derivative lawsuits, and one state derivative lawsuit, have been filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts and Massachusetts Superior Court, respectively. The derivative complaints allege various violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the federal court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. In October 2008, the state court stayed the state derivative action until January 5, 2009.

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

        Our directors and executive officers, and entities affiliated with them, beneficially owned approximately 26% of the outstanding shares of our common stock as of November 10, 2008. During the first quarter of fiscal 2009, affiliates of GSCP were issued shares of preferred stock convertible into approximately 8.8 million shares of our common stock, and Daniel Meyers, who began serving as our President and Chief Executive Officer effective September 1, 2008, was granted stock options potentially exercisable for 6.0 million shares of our common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Some provisions in our restated certificate of incorporation and amended and restated by-laws may deter third parties from acquiring us.

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

 Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Recent Sales of Unregistered Securities

        We refer you to our current report on Form 8-K filed with the SEC on August 18, 2008.

(b)   Use of Proceeds from Sale of Registered Securities

        In our initial public offering, or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through September 30, 2008, we have spent approximately $90.8 million of the net proceeds from the IPO, which have been used for general corporate purposes. None of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equities securities or any of our affiliates.

(c)   Issuer Purchases of Equity Securities

        On April 24, 2007, our board of directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase on April 24, 2007 included 3,393,300 shares available for repurchase under the previously authorized repurchase plan. The current repurchase program does not have a fixed expiration date. We did not repurchase any shares of common stock pursuant to this program during the first quarter of fiscal 2009. Through September 30, 2008, we had repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17. As of September 30, 2008, 8,830,900 shares of our common stock may yet be purchased under this program.

        During the first quarter of fiscal 2009 we repurchased 72,057 shares from employees who elected to withhold such shares to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units.

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

THE FIRST MARBLEHEAD CORPORATION
Date: November 10, 2008	By:	/s/ KENNETH S. KLIPPER Kenneth S. Klipper Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description
10.1(1)#	Employment Agreement, dated as of August 18, 2008, between the registrant and Daniel Meyers
10.2(1)#	Indemnification Agreement, dated as of August 18, 2008, between the registrant and Daniel Meyers
10.3(1)#	Form of Non-Statutory Stock Option Agreement for $6.00 Stock Options between the registrant and Daniel Meyers
10.4(1)#	Form of Non-Statutory Stock Option Agreement for $12.00 and $16.00 Stock Options between the registrant and Daniel Meyers
10.5(2)#	Letter agreement, entered into by and between the registrant and Jack L. Kopnisky on September 11, 2008
10.6(3)#	Letter agreement, entered into by and between the registrant and Anne P. Bowen on September 30, 2008
10.7(3)#	Letter agreement, entered into by and between the registrant and Greg D. Johnson on September 30, 2008
10.8(3)#	Letter agreement, entered into by and between the registrant and John A. Hupalo on October 3, 2008
10.9(1)	Amendment No. 2, dated August 18, 2008, to the Investment Agreement, dated December 21, 2007, among the registrant and GS Parthenon A, L.P., and GS Parthenon B, L.P.
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(4)	Trust static pool data as of September 30, 2008
99.2(4)	Supplemental presentation

#
This exhibit is a management contract or compensatory plan

(1)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on August 18, 2008

(2)
Incorporated by reference to the exhibit to the registrant's current report on Form 8-K filed with the SEC on September 17, 2008

(3)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on October 6, 2008

(4)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on November 5, 2008

QuickLinks

Table of Contents
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
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
Risks Related to Asset-Backed Securitizations and Other Funding Sources
Risks Related to Our Financial Reporting and Liquidity
Risks Related to the TERI Reorganization
Risks Related to Our Industry, Business and Operations
Risks Relating to Regulatory Matters
Risks Relating to Ownership of Our Common Stock
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6—Exhibits
SIGNATURES
EXHIBIT INDEX