Form 10-Q
period 2008-12-31
FIRST MARBLEHEAD CORP
filed 2009-02-09
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2008
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

        As of February 6, 2009, the registrant had 99,121,546 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	December 31, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$125,103	$70,280
Federal funds sold	23,420	80,215
Investments	73,467	70,629
Loans held for sale	460,987	497,324
Service receivables:
Structural advisory fees	64,935	113,842
Residuals	144,017	293,255
Processing fees from The Education Resources Institute (TERI)	67	4,086

Total service receivables	209,019	411,183

Property and equipment	87,976	92,273
Less accumulated depreciation and amortization	(60,753)	(54,592)

Property and equipment, net	27,223	37,681

Goodwill	—	1,701
Intangible assets, net	1,569	1,956
Other prepaid expenses	9,153	15,377
Mortgage loans held to maturity, net	9,831	10,754
Prepaid income tax	6,772	—
Net deferred income tax asset	91,789	—
Other assets	5,409	3,798

Total assets	$1,043,742	$1,200,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$137,967	$244,113
Education loan warehouse facility	245,663	242,899
Federal Reserve Bank discount window borrowing	50,000	—
Accounts payable and accrued expenses	20,085	20,543
Income taxes payable	—	31,275
Net deferred income tax liability	—	10,385
Other liabilities	11,027	14,071

Total liabilities	464,742	563,286

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 19,739 and 19,940 shares authorized at December 31, 2008 and June 30, 2008, respectively; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, par value $0.01 per share; 60 shares authorized at December 31, 2008 and June 30, 2008; no shares issued or outstanding	—	—
Series B non-voting convertible preferred stock, par value $0.01 per share; 201 shares authorized at December 31, 2008 and June 30, 2008; 133 shares issued and outstanding at December 31, 2008 and no shares issued and outstanding at June 30, 2008	1	—
Common stock, par value $0.01 per share; 250,000 shares authorized at December 31, 2008 and June 30, 2008; 106,764 and 106,456 shares issued at December 31, 2008 and June 30, 2008, respectively; 99,121 and 98,886 shares outstanding at December 31, 2008 and June 30, 2008, respectively	1,068	1,065
Additional paid-in capital	428,332	300,498
Retained earnings	333,650	519,933
Treasury stock, 7,643 and 7,570 shares held at December 31, 2008 and June 30, 2008, respectively, at cost	(184,246)	(183,993)
Accumulated other comprehensive income	195	109

Total stockholders' equity	579,000	637,612

Total liabilities and stockholders' equity	$1,043,742	$1,200,898

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Service revenues:
Up-front structural advisory fees	$—	$524	$—	$178,066
Additional structural advisory fees:
From new securitizations	—	—	—	24,304
Trust updates	(29,513)	(10,775)	(47,403)	(7,916)

Total additional structural advisory fees	(29,513)	(10,775)	(47,403)	16,388
Residuals:
From new securitizations	—	—	—	116,972
Trust updates	(69,082)	(159,746)	(149,238)	(173,854)

Total residuals	(69,082)	(159,746)	(149,238)	(56,882)
Processing fees from TERI	244	37,280	2,630	83,529
Administrative and other fees	4,782	3,129	8,400	24,890

Total service revenues	(93,569)	(129,588)	(185,611)	245,991
Net interest income	7,474	6,778	14,612	11,161

Total revenues	(86,095)	(122,810)	(170,999)	257,152

Non-interest expenses:
Compensation and benefits	10,295	19,734	25,552	51,737
General and administrative expenses	19,540	53,959	43,987	119,457
Unrealized losses on loans held for sale	29,303	—	50,530	—

Total non-interest expenses	59,138	73,693	120,069	171,194

Income (loss) before income taxes	(145,233)	(196,503)	(291,068)	85,958
Income tax expense (benefit)	(51,846)	(78,828)	(104,785)	34,813

Net income (loss)	$(93,387)	$(117,675)	$(186,283)	$51,145

Net income (loss) per share, basic	$(0.94)	$(1.26)	$(1.88)	$0.55
Net income (loss) per share, diluted	(0.94)	(1.26)	(1.88)	0.54
Cash dividends declared per share	—	0.12	—	0.395
Weighted average shares outstanding, basic	99,116	93,500	99,040	93,469
Weighted average shares outstanding, diluted	99,116	93,500	99,040	94,108

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except per share amounts)

	Series B non-voting convertible preferred stock		Common stock
	Issued		Issued		In treasury				Accumulated other comprehensive income
							Additional Paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2008	—	—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(186,283)	—	(186,283)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	86	86

Total comprehensive loss	—	—	—	—	—	—	—	(186,283)	86	(186,197)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	308	3	(73)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	4,230	—	—	4,230
Tax expense from stock-based compensation	—	—	—	—	—	—	(2,250)	—	—	(2,250)

Balances at December 31, 2008	133	$1	106,764	$1,068	(7,643)	$(184,246)	$428,332	$333,650	$195	$579,000

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(186,283)	$51,145
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,735	9,420
Deferred income tax benefit	(102,174)	(46,609)
Stock-based compensation	4,230	4,037
Unrealized loss on loans held for sale	50,530	—
Loss on disposal of property and equipment	1,401	—
Structural advisory fee distributions	1,504	—
Goodwill impairment	1,701	—
Change in assets/liabilities:
(Increase) in loans held for sale	(14,193)	(320,971)
(Increase) decrease in structural advisory fees	47,403	(16,388)
Decrease in residuals	149,238	56,882
(Increase) decrease in processing fees from TERI	4,019	(1,266)
(Increase) decrease in prepaid income taxes	(6,772)	79,404
(Increase) decrease in other prepaid expenses	6,224	(4,803)
(Increase) in other assets	(1,611)	(8,438)
(Decrease) in accounts payable and accrued expenses, income taxes payable and other liabilities	(32,916)	(28,287)

Net cash used in operating activities	(67,964)	(225,874)

Cash flows from investing activities:
Net changes in federal funds sold	56,795	(58,949)
Dispositions of investments	24,148	45,908
Purchases of investments	(26,900)	(25,000)
Purchases of property and equipment	(291)	(7,458)
Net change in loans held to maturity	923	—
Payments to TERI for loan database updates	—	(124)

Net cash provided by (used in) investing activities	54,675	(45,623)

Cash flows from financing activities:
Increase (decrease) in deposits	(106,146)	93,370
Increase in education loan warehouse facility	2,764	235,400
Increase in other short-term borrowings	50,000	—
Repayment of capital lease obligations	(1,861)	(2,043)
Repayment of notes payable to TERI	—	(419)
Tax benefit (expense) from stock-based compensation	(2,250)	581
Issuances of common stock, net	—	507
Issuance of non-voting convertible preferred stock, net	125,858	59,800
Repurchases of common stock	(253)	(805)
Cash dividends on common stock	—	(36,944)

Net cash provided by financing activities	68,112	349,447

Net increase in cash and cash equivalents	54,823	77,950
Cash and cash equivalents, beginning of period	70,280	95,937

Cash and cash equivalents, end of period	$125,103	$173,887

Supplemental disclosures of cash flow information:
Interest paid	$10,189	$6,892

Income taxes paid	$37,686	$38,401

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$—	$200

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The First Marblehead Corporation (FMC, and together with its subsidiaries, the Company) provides outsourcing services for private education lending in the United States. The Company offers services to national and regional financial institutions and educational institutions for designing and implementing education loan programs intended to help meet the demand for private education loans. FMC's subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that has offered private education loans directly to consumers and offers residential retail mortgage loans, retail savings products, time deposit products, money market accounts and demand deposit accounts. As a result of its ownership of Union Federal, FMC is a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS).

Business Trends, Uncertainties and Outlook

        Historically, the Company has been entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it has facilitated. In the past, the Company has also received reimbursement for marketing coordination services provided to certain clients, marketing premiums from its proprietary brands and fees for administrative services provided to the discrete trust vehicles that the Company has formed for securitizations that it has facilitated. Historically, the Company has also received reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performed on TERI's behalf. TERI is a not-for-profit organization that functioned as a guarantor of education loans.

        Education loan asset-backed securitizations have been the Company's sole source of permanent financing for its clients' private education loan programs. The conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008. This deterioration accelerated during the third quarter of fiscal 2008 and has persisted through February 9, 2009. The Company's business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market or interim financing facilities. The Company did not complete a securitization transaction during the second, third or fourth quarters of fiscal 2008 or during the first or second quarters of fiscal 2009. The Company does not expect to complete a securitization in the near-term and may not complete any securitizations during fiscal 2009. In addition, it expects pricing terms in future securitizations, if any, to be substantially less favorable than in the past. In the near-term, it also expects investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that it is able to facilitate. Credit rating agencies have taken negative rating actions with respect to certain securitizations that the Company has previously facilitated, including downgrades announced by Fitch Ratings on February 6, 2009.

        On April 7, 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court). As of February 9, 2009, TERI continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        FMC's inability to access the securitization markets since September 2007, together with the TERI Reorganization, has had, and will likely continue to have, a material negative effect on the Company's client relationships, its facilitated loan volume, its ability to structure loan securitizations, the value of its service receivables, and its ability to fully realize the cost reimbursement and guaranty obligations of TERI. In addition, the credit environment may continue to have a material negative effect on the value of the Company's service receivables and the portfolio of private education loans held by Union Federal. As a result of the TERI Reorganization, certain clients, including JPMorgan Chase Bank, N.A. (JPMorgan Chase), Bank of America, N.A. (Bank of America) and RBS Citizens, N.A. (RBS), terminated some or all of their agreements with the Company, and the Company has not received processing fees totaling $16,025 from TERI that were due, but unpaid, prior to the filing of TERI's petition. The Company has fully reserved for these processing fees. In addition, the Company's "master" agreements with TERI have been terminated in the context of the TERI Reorganization.

        The Company has developed alternatives to the loan guaranty and loan origination services that TERI historically provided to the Company's clients. The Company has implemented a private education loan program that does not include a third party guaranty. In addition, the Company provides outsourced loan origination services and portfolio management services to a limited number of clients on a fee-for-service, stand-alone basis. The Company is developing a new private education loan product that it expects to have available to prospective lender clients in the fourth quarter of fiscal 2009. The success of the product under development will be critical to growing and diversifying the Company's revenues and client base in the future. Compared to past TERI-guaranteed education loan programs, the Company is designing the loan product to strengthen the creditworthiness of the resulting assets, through redesigned risk-based pricing and enhanced cosigner participation, and by aligning risk and product options to promote a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. The Company's near-term financial performance and future growth depend, however, in large part on its ability to structure securitizations or alternative financings. The Company is uncertain whether former, current or prospective lender clients will be interested in the loan product under development, particularly in the current economic environment. Union Federal is not, as of the date of this report, able to fund loan originations due to its current lack of funding capacity, and it may be necessary for Union Federal to obtain regulatory clearance before offering such a product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary."

Basis of Presentation

        The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including the determination of the fair value of expected future cash flows, that affect the amounts

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

reported in the condensed consolidated financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on August 28, 2008.

Education Loan Market Seasonality and Revenue Related to Securitization Transactions

        Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. Historically, the Company has processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. The Company has also tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees from TERI that the Company earned in a particular quarter, and the level of expenses incurred to market and process the higher origination activity.

        The Company expects to facilitate a significantly lower volume of loan applications during fiscal 2009 compared to past fiscal years as a result of, among other factors, the TERI Reorganization. The Company processed a significantly lower application volume during the summer months of calendar 2008 compared to calendar 2007, as the Company's clients instructed TERI to stop accepting applications or suspended their marketing of TERI-guaranteed loans and certain clients terminated their agreements with the Company. During the first six months of fiscal 2008, the Company facilitated loans with an aggregate principal balance of $3,482,865, of which $33,566 was not TERI-guaranteed. During the same period, the Company received $83,529 in processing fees from TERI. During the first six months of fiscal 2009, the Company facilitated loans with an aggregate principal balance of $193,372, of which $93,899 was not TERI-guaranteed. During the same period, the Company received $2,630 in processing fees from TERI. Processing fees from TERI have historically consisted of reimbursement of expenses incurred by the Company relating to services performed on behalf of TERI under the terms of the master servicing agreement between the Company and TERI (Master Servicing Agreement). In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement effective May 31, 2008, and to enter into a transition services agreement (Transition Services Agreement), which expired on September 29, 2008.

        If the Company is able to facilitate the securitization of TERI-guaranteed loans in the future, its up-front structural advisory fee yields would likely decline and market conditions would likely dictate that the Company obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements. Variations in the size, timing and type of financing transactions the Company facilitates has in the past, and may in the future, contribute to variability in quarterly operating results.

        At December 31, 2008, the principal balance of loans facilitated and available to FMC for securitization was $2,359,110. Under the terms of its purchase agreements with lender clients, FMC

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

generally has an obligation to use its best efforts to facilitate the purchase of the client's private education loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of its purchase agreements, if FMC fails to facilitate a purchase in breach of its obligations, FMC's liability would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those purchase agreements that limit FMC's liability to liquidated damages generally provide that FMC's obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. Under certain of these purchase agreements, the TERI Reorganization constitutes a "market disruption event," suspending FMC's contractual obligation to close a securitization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. FMC's purchase agreements applicable to approximately $1,162,262 of FMC's facilitated loan volume available for securitization as of December 31, 2008 do not include a liquidated damages provision in the event FMC fails to facilitate a securitization in breach of its obligations, and the amount of the Company's potential liability with respect to such loans is not determinable at this time. The purchase agreements generally require the Company to use its best efforts to facilitate a securitization of loans available for securitization within 555 days after final loan disbursement.

        Although FMC generally has an obligation to use its best efforts to facilitate the purchase of its clients' loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

PHEAA

        As of December 31, 2008, there were eight loan servicers servicing loans on behalf of the Company or the securitization trusts. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of December 31, 2008, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which the Company facilitated origination. PHEAA also operates under the name American Education Services (AES). If the Company's relationship with PHEAA terminates, the Company would either need to expand or develop a relationship with another loan servicer, which could be time-consuming and costly.

Revenue Concentration

        The Company did not facilitate any securitizations in the first six months of fiscal 2009. The Company earned $319,300 in securitization-related revenues from the trusts used to securitize education loans in the first six months of fiscal 2008. The securitization trusts facilitated during the first quarter of fiscal 2008 purchased private education loans from several lenders, including JPMorgan Chase, Bank of America, RBS and Union Federal. The Company did not recognize more than 10% of total revenue from any other client in the first quarter of fiscal 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Significant Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company's financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company's securitization-related service revenues and the valuation of the portfolio of private education loans held by Union Federal and with respect to the determination of whether or not to consolidate the securitization trusts that it facilitates. For a discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates." For a discussion of changes made during fiscal 2009 to the assumptions used to determine the fair value of the Company's residual and additional structural advisory fees receivables, see Note 2.

Cash and Cash Equivalents

        Cash and cash equivalents at December 31, 2008 included $123,942 held in money market funds and $1,161 in non-interest bearing deposit accounts. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $2,053 and $7,550 at December 31, 2008 and June 30, 2008, respectively.

Investments

        The Company classifies all of its short-term investments as either held-to-maturity or available-for-sale investments. Held-to-maturity investments are carried at amortized cost. Available-for-sale investments are carried at fair value. The Company reports unrealized gains and losses within comprehensive income. Investments at December 31, 2008 and June 30, 2008 primarily consisted of variable rate demand notes. Variable rate demand notes may be redeemed as interest rates reset, which occurs at least weekly in the case of all securities held by the Company at December 31, 2008 and June 30, 2008. The carrying value of available-for-sale securities was $73,467 and $70,629, including an unrealized gain of $195 and $109 as of December 31, 2008 and June 30, 2008 respectively.

Loans Held for Sale

        Loans held for sale at December 31, 2008 included outstanding principal balance and interest receivable of approximately $509,004 and $9,885, respectively, of variable-rate education loans, of which loans with a principal and interest receivable balance of $258,285 were pledged as collateral under the education loan warehouse facility of UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal. Interest income is recognized on the interest method. Loans held for sale are carried at the lower of cost or fair value. The carrying value as of December 31, 2008 included a fair value adjustment of $57,902. A reduction in the carrying value of loans held for sale of $50,530 was recorded

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

during the six-month period ended December 31, 2008. As of December 31, 2008, $7,752 of the loans held for sale were greater than 90 days past due.

        The estimated fair value of loans held for sale is evaluated on a periodic basis and in the absence of readily determined market values, based on the present value of expected future cash flows, using management's estimates. These estimates are based on historical and third party data and the Company's industry experience with assumptions for, among other things, defaults, recovery rates on defaulted loans, prepayment rates, borrowing costs and discount rates commensurate with the risks involved. If readily determined market values become available, or if actual performance were to vary appreciably from assumptions used, the evaluation of the loans may need to be further adjusted, which could result in material differences from the recorded carrying amounts.

        The following table summarizes changes in the estimated fair value of the Company's loans held for sale during the first six months of fiscal 2009 and fiscal 2008:

	Six months ended December 31,
	2008	2007
Fair value at beginning of period	$497,324	$37,052
New loans issued	—	567,410
Securitized loans	—	(214,063)
Accrued interest	21,837	11,556
Cash receipts and cancellations	(7,644)	(43,932)
Fair value adjustment	(50,530)	—

Fair value at end of period	$460,987	$358,023

        The carrying value at December 31, 2007 included $11,651 of mortgage loans which were transferred to held to maturity loans beginning in the third quarter of fiscal 2008 and $346,372 of education loans.

Mortgage Loans Held to Maturity

        Mortgage loans held to maturity at December 31, 2008 totaled approximately $10,342, $5,736 of which have a variable interest rate. Mortgage loans held to maturity at December 31, 2008 were carried at cost net of an allowance for loan losses of $509 and net deferred fees of $2. Loan origination fees, net of certain direct organization costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. If a mortgage loan is delinquent by greater than 90 days, the interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the contractual terms. An allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged to the allowance. Recoveries are credited to the allowance as amounts are received.

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

        The Company has determined that a valuation allowance is necessary for certain deferred tax assets associated with its service receivables. As such, a valuation allowance totaling $6,433 was recorded during the second quarter of fiscal 2009. The Company has determined that a valuation allowance is not necessary for the remaining deferred tax assets, as it is more likely than not that these assets will be realized through future reversals of existing temporary differences, and through future taxable income. The Company will continue to review the recognition of deferred tax assets on a regular basis.

        Included in the net deferred income tax asset balance at December 31, 2008, were $12,781 of unrecognized tax benefits of which $8,308, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recognizes penalties, if any, in income tax expense. During the first half of fiscal 2009, the Company accrued interest of approximately $10 and had approximately $1,866 accrued for interest and no amount accrued for the payment of penalties at December 31, 2008.

        The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The Internal Revenue Service completed an examination of the Company's U.S. income tax return for the year ended June 30, 2004. All significant state and local income tax matters have been concluded through June 30, 2003. The Company's state income tax returns for the year ended June 30, 2004, and state and federal income tax returns for the years ended June 30, 2005, 2006, 2007 and 2008 remain subject to examination.

(2) Service Receivables

        Additional structural advisory fees and residuals receivables represent the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by the Company. The fees are expected to be paid from the various securitization trusts to the Company. Processing fees receivable from TERI represents amounts due from TERI for expenses incurred by the Company on TERI's behalf.

        On a quarterly basis, the Company updates its estimates of the fair value of its structural advisory fees and residuals receivables to reflect the passage of time, any change in discount rates used to estimate their fair value, any changes in the estimated operational expenses for the separate securitization trusts and any changes to the trust performance assumptions that the Company considers

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

in its fair value estimates, such as the expected annual rate and timing of loan defaults and TERI's obligation and ability to pay default claims, expected recoveries on defaulted loans, including use of recoveries to replenish the segregated reserve accounts pledged to the securitization trusts by TERI to secure its guaranty obligations (Pledged Accounts), the annual rate and timing of education loan prepayment, the trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate (LIBOR), and the cost of funding outstanding auction rate notes.

        The following table shows the approximate weighted average assumptions for loan performance and discount rates at December 31, 2008, September 30, 2008 and June 30, 2008 for the Company's private label loan trusts:

	Percentage rate			Percentage discount rate
	Default	Recovery	Prepayments	Structural advisory fees	Residuals
December 31, 2008	16.58%	48%	8.12%	12.21%	18.40%
September 30, 2008	15.96%	48%	8.40%	11.07%	16.35%
June 30, 2008	14.83%	48%	8.40%	9.72%	14.88%

        During the first quarter of fiscal 2009, the Company adjusted its performance assumptions with respect to gross default rates and discount rates applicable to both its residuals receivables and its additional structural advisory fees. During the second quarter of fiscal 2009, the Company adjusted its performance assumptions with respect to gross default rates, prepayment rates, discount rates and auction rates.

        Default Rates.    In response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, the Company increased the weighted average gross default rate assumptions used to estimate the fair value of its residuals and additional structural advisory fees receivables from 14.83% to 15.96% during the first quarter of fiscal 2009. The Company also increased its assumed weighted average net default rate from 7.68% to 8.30% during the first quarter of fiscal 2009. The increases in the default rate assumptions during the first quarter of fiscal 2009 resulted in a decrease in the estimated fair value of the Company's residuals receivable of $40,728 and a decrease in the estimated fair value of its additional structural advisory fees receivable of $3,133.

        During the second quarter of fiscal 2009, the Company further increased the weighted average gross default rate assumptions from 15.96% to 16.58%, as a result of the trusts' actual default experience and general economic pressure on all consumer asset classes. The Company also increased its assumed weighted average net default rate from 8.30% to 8.62% during the second quarter of fiscal 2009. These increases in the default rates assumptions resulted in a decrease in the estimated fair value of the Company's residuals receivable of $9,380 and a decrease in the estimated fair value of its additional structural advisory fees receivable of $3,031.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, the Company adjusted its prepayment assumption during the second quarter of fiscal 2009 by extending the period during which decreased prepayments are expected to persist. As of December 31, 2008, the Company assumed that the current prepayment rate would generally persist for 12 months and eventually revert to historical norms during

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

the ensuing 12 months. This change resulted in a $11,336 increase in the value of the residuals and a $2,358 increase in the structural advisory fees.

        Discount Rate—Residuals.    In determining an appropriate discount rate for valuing its residuals, the Company historically has considered a number of factors, including market data made available to the Company on spreads on federally guaranteed loans and private education loans as well as rates used in the much broader ABS market. The Company also evaluates yield curves for corporate subordinated debt with maturities similar to the weighted average life of its residuals. At September 30, 2008, due to the dislocation in the capital markets and the private education loan securities sector, the Company increased its discount rate by 150 basis points. The Company applied a discount rate of 16.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 17.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities, which resulted in a decrease of $43,643 in the estimated fair value of the Company's residuals during the first quarter of fiscal 2009.

        During the second quarter of fiscal 2009, the Company further increased the discount rate by 200 basis points, applying a discount rate of 18.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 19.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. In increasing the discount rate, the Company considered, among other things, widening spreads in subordinate tranches of actual federal loan ABS issuances and actual transactions involving other ABS asset classes, as well as widening indicative spreads, not supported by actual transactions, in subordinate tranches of private education loan ABS. The increase in the discount rate resulted in a decrease of $39,991 in the estimated fair value of the Company's residuals during the second quarter of fiscal 2009.

        Discount Rate—Additional Structural Advisory Fees.    The Company has historically based the discount rate that it uses to estimate the fair value of its additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. At September 30, 2008, due to the dislocation in the capital markets and the private education loan securities sector, the Company increased its discount rate spread by 150 basis points, to 725 basis points. As a result, the Company applied a discount rate of 11.07% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a decrease of $14,066 in the estimated fair value of the Company's additional structural advisory fees during the first quarter of fiscal 2009.

        During the second quarter of fiscal 2009, the Company further increased the discount rate spread by 275 basis points, to 1,000 basis points. In increasing the discount rate spread, the Company considered, among other things, increasing yield curves for certain composite indices for BBB- and BB-rated corporate bond indices with 10-year maturities. The 10-year U.S. Treasury Note rate decreased by 161 basis points during the fiscal quarter, to 2.21% at December 31, 2008. As a result, the Company applied a discount rate of 12.21% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $6,123 in the estimated fair value of the Company's additional structural advisory fees during the second quarter of fiscal 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

        Auction Rates.    Five private securitization trusts have issued auction rate notes to finance the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auction. The Company uses a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. The spread over LIBOR used to estimate the future cost of funding is based on historical trends, then current auction rates for each trust and assumptions for future auction rates.

        During the second quarter of fiscal 2009, Moody's Investors Service (Moody's) downgraded the insurance financial strength of Ambac Assurance Corporation (Ambac) to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that the Company has facilitated, including with regard to certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of the Company's auction rate notes. As a result, the interest rate on certain of those auction rate notes increased from one-month LIBOR plus 1.5% to one-month LIBOR plus 2.5% or, in some cases, to one-month LIBOR plus 3.5%, and the interest rate of certain of those auction rate notes increased from one-month LIBOR plus 2.5% to one-month LIBOR plus 3.5%. The Company assumed at December 31, 2008 that those auction rate notes would continue to bear interest at their respective increased rates until their expected maturity dates. The increased cost of funding of these notes resulted in a decrease of $13,087 in the estimated fair value of the Company's additional structural advisory fees, and a decrease of $31,779 in the estimated fair value of the Company's residuals, during the second quarter of fiscal 2009.

        Forward LIBOR Curve.    LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of the Company's service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of the Company's additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts.

        During the second quarter of fiscal 2009, the forward LIBOR curve decreased by approximately 200 basis points, an unusually large change. The change reduced the estimated fair value of the Company's residuals receivable by $16,129, primarily as a result of a reduced spread on the fixed interest ABS, and reduced the estimated fair value of the Company's additional structural advisory fees by $15,396, primarily as a result of a lower interest rate applicable to accrued but unpaid fees.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables (Continued)

        The following table summarizes changes in the estimated fair value of the Company's structural advisory fees receivables during the first six months of fiscal 2009 and fiscal 2008:

	Six months ended December 31,
	2008	2007
Fair value at beginning of period	$113,842	$133,644
Additions from new securitizations	—	24,304
Cash received from trust distributions	(1,504)	—
Trust updates:
Passage of time (fair value accretion)	5,430	5,071
Assumption changes:
(Increase) decrease in average prepayment rate	2,358	(3,535)
Increase in discount rate assumption	(20,189)	(622)
Increase in timing and average default rate	(6,164)	(2,668)
Increase in auction rate notes spread	(13,087)	(86)
(Decrease) in forward LIBOR curve	(19,531)	(5,798)
Other factors	3,780	(278)

Net change from trust updates	(47,403)	(7,916)

Fair value at end of period	$64,935	$150,032

        The following table summarizes the changes in the estimated fair value of the Company's residuals receivable during the first six months of fiscal 2009 and fiscal 2008:

	Six months ended December 31,
	2008	2007
Fair value at beginning of period	$293,255	$665,115
Additions from new securitizations	—	116,972
Trust updates:
Passage of time (fair value accretion)	19,752	43,570
Assumption changes:
(Increase) decrease in average prepayment rate	11,336	(46,597)
Increase in discount rate assumption	(83,634)	(71,680)
Increase in timing and average default rate	(50,108)	(36,173)
Increase in auction rate notes spread	(31,779)	(34,323)
(Decrease) in forward LIBOR curve	(22,113)	(12,957)
Other factors	7,308	(15,694)

Net change from trust updates	(149,238)	(173,854)

Fair value at end of period	$144,017	$608,233

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

        The Company did not adjust its assumptions during the six months ended December 31, 2008 regarding TERI. TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. As of February 9, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to lenders, including Union Federal. As a consequence, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. On January 30, 2009, the official committee of unsecured creditors of TERI (Creditors Committee), of which the Company is not a member, filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against First Marblehead Data Services, Inc. (FMDS), as administrator of such trusts. See "Commitments and Contingencies—TERI—Challenge to Security Interests" in Note 13. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under Section 552 of the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $575,100 as of January 31, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling approximately $26,964 as of January 31, 2009. The Company cannot predict at this time the timing, costs or outcome of the adversary proceeding. For purposes of estimating the fair value of the Company's service receivables, the Company assumed at December 31, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements and that the trusts have rights to the amounts that are the subject of the Creditors Committee's complaint. A successful challenge to the security interests could decrease materially the value of Company's service receivables.

(3) Securitization Trusts and Related Revenue

        The Company historically structured and facilitated securitization transactions for its clients through a series of bankruptcy remote, qualified special purpose statutory trusts. Through the securitization process, the trusts obtain private education loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these education loans are obligations of the trusts, rather than the Company's obligations or those of originating lenders or their assignees. The Company refers to the trusts utilized in the securitization of private education loans as private label loan trusts.

        At December 31, 2008 and June 30, 2008, the aggregate outstanding principal balance of the debt issued by the trusts was $13,925,740 and $14,610,470, respectively.

        The underlying assets in the trusts were private education loans of which approximately 39.0% were in deferment, 5.9% were in forbearance and 55.1% were in repayment status as of December 31, 2008. Approximately 89.0% of the loans in repayment status as of December 31, 2008 were current, 5.6% were between 31 and 90 days past due, 3.6% were between 91 and 180 days past due, and 1.7%

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Securitization Trusts and Related Revenue (Continued)

were greater than 180 days past due. As of December 31, 2008, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status was 8.07% for the aggregate loans in the trusts.

        The Company has received several types of fees in connection with its past securitization services:

  •
  Structural advisory fees.  The Company has charged structural advisory fees that were to be paid in two portions:

•
Up-front.  The Company received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, it structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of loans it facilitated in the first quarter of fiscal 2008, these fees constituted 8.7%, or $176,957, of the aggregate principal and accrued interest of the loans securitized. Also, for the six months ended December 31, 2007 the Company collected from the trusts the remaining balance of cash set aside at the trusts formation to cover certain costs of issuance totaling $1,109. The Company has not facilitated any securitizations of loans since the first quarter of fiscal 2008, and it is uncertain as of the date of this quarterly report whether the fee structure that it has historically used will be used in any future securitization transactions. In particular, market conditions may dictate that the Company reduce or forgo its up-front structural advisory fee in connection with securitizations, if any, that it is able to facilitate in the near term; and

•
Additional.  The Company is entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. The Company generally becomes entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which the Company refers to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105.5%. The Company's receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts.

At December 31, 2008, the Company expects to receive the additional fees beginning five to 17 years after the date of a particular securitization transaction. The stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular private label loan trust is determined at the time of securitization. Actual parity ratios of the Company's private label loan trusts as of December 31, 2008 ranged from 93.7% to 100.3%. For the three and six months ended December 31, 2008 the Company collected $27 and $1,504, respectively in additional structural advisory fees from the trusts.

•
Residual.  The Company also has the right to receive a portion of the residual interests that these private label loan trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and generally entitles the Company to receive 66% to 88% of the net cash flows of the particular

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Securitization Trusts and Related Revenue (Continued)

    private label loan trust once a parity ratio of 103% to 105.5%, depending on the particular trust, is reached and maintained. The Company's receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts.

    The Company's residual interest derives almost exclusively from the services it performs in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private education loans, at December 31, 2008, the Company expects to receive the residuals beginning approximately five to 18 years after the date of a particular securitization.

  •
  Administrative and other fees.  The Company's administrative and other fees from securitizations are derived primarily from two sources: (a) FMDS receives fees for its services in administering securitization trusts, including its daily management and obtaining information from loan servicers and reporting this and other information to the parties related to the securitization and (b) Union Federal received marketing fees upon the securitization of its education loans totaling $12,067 for the six months ended December 31, 2007. The Company's fees for performing the administrative services range from 5 to 20 basis points per year based on the education loan balance in the trust. For the three months ended December 31, 2008 and 2007, the Company recorded administrative fees of $1,825 and $1,906, respectively. For the six months ended December 31, 2008 and 2007, the Company recorded administrative fees of $3,673 and $3,598, respectively. Cash receipts on administrative fees totaled $1,829 and $3,721 for the three and six months ended December 31, 2008 and $1,853 and $3,509 for the three and six months ended December 31, 2007.

(4) Fair Value Measurement

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

        The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective July 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. The adoption of SFAS No. 159 did not result in the election by the Company of fair value accounting for any other assets and liabilities not previously carried at fair value.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Fair Value Measurement (Continued)

  Determination of Fair Value

        At December 31, 2008, the Company applied fair value to eligible assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

(4) Fair Value Measurement (Continued)

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

        Structural Advisory Fees Receivable.    Market prices are not available for the Company's additional structural advisory fees. As a result, the Company estimates the fair value utilizing internally-developed discounted cash flow models that include assumptions regarding prepayment rates, net default rates, LIBOR forward interest rate curve, TERI's obligation and ability to pay claims, operational expenses and the auction rate note interest rates which are discounted using an interest rate appropriate for the estimated life of the asset. Additional structural advisory fees carried at fair value are classified within Level 3 of the valuation hierarchy.

        Residuals Receivable.    Market prices are not available for the Company's residuals receivable. As a result, the Company estimates the fair value utilizing internally-developed discounted cash flow models that include assumptions regarding prepayment rates, net default rates, LIBOR forward interest rate curve, TERI's obligation and ability to pay claims, operational expenses and, the auction rate note interest rates which are discounted using an interest rate appropriate for the estimated life of the asset. Residuals receivable carried at fair value are classified within Level 3 of the valuation hierarchy.

        Loans Held for Sale.    Market prices are not available for the Company's education loans held for sale. As a result, the Company bases the fair value utilizing an internally-developed discounted cash flow model which includes assumptions regarding prepayment rates, net default rates and the LIBOR forward interest rate curve. Loans held for sale are carried at lower of cost or fair value and are classified within Level 3 of the valuation hierarchy.

        The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at December 31, 2008:	Level 1	Level 2	Level 3	Total carrying value
Recurring:
Cash equivalents	$115,124	$—	$—	$115,124
Investments	73,467	—	—	73,467
Structural advisory fees	—	—	64,935	64,935
Residuals	—	—	144,017	144,017
Nonrecurring:
Loans held for sale	—	—	460,987	460,987

Total assets at fair value	$188,591	$—	$669,939	$858,530

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Fair Value Measurement (Continued)

        Please see note (1) for a rollforward of the loans held for sale and note (2) for a rollforward of the structural advisory fees and residuals receivables.

(5) Net Interest Income

        The following table reflects the components of net interest income for the six months ended December 31, 2008, and 2007.

	Six Months ended December 31,
	2008	2007
Interest Income
Cash and cash equivalents—taxable	$587	$2,338
Cash and cash equivalents—tax exempt	60	310
Federal funds sold	462	872
Investments—taxable	251	309
Investments—tax exempt	889	2,314
Education loans	21,837	11,526
Mortgage loans	285	384

Total interest-earning assets	24,371	18,053
Interest Expense
Savings accounts	$1,012	$1,189
Money market accounts	829	—
Brokered deposits	1,750	1,631
Warehouse line of credit	5,737	3,734
Other short-term borrowings	38	—
Other interest-bearing liabilities	393	338

Total interest-bearing liabilities	9,759	6,892

Net Interest Income	$14,612	$11,161

(6) Related Party Transactions

        At December 31, 2008, the Company had invested approximately $107,875 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $71,299 of investments and cash equivalents were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company's directors owned approximately 65% of Milestone Group Partners as of December 31, 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(7) Deposits

        The table below represents the Company's deposit balances as of December 31, 2008 and June 30, 2008, respectively:

	December 31, 2008	June 30, 2008
Savings accounts	$12,868	$14,887
Money market and demand deposit accounts	46,407	31,447
Time deposits	78,692	197,779

	$137,967	$244,113

        The aggregate amount of time deposits in denominations greater than $100 or more was $48,766 and $165,593 as of December 31, 2008 and June 30, 2008, respectively. Included in time deposits above were brokered deposits totaling $35,000 and $150,194 at December 31, 2008 and June 30, 2008, respectively. Included in money market accounts at June 30, 2008 was $31,323 deposited by TERI and pledged to Union Federal to secure TERI's guaranty obligations with regard to the TERI-guaranteed education loans held by Union Federal. In October 2008, the Bankruptcy Court ordered that this TERI segregated reserve be moved from Union Federal to another depository bank. No amounts related to the TERI segregated reserve were included in money market accounts at December 31, 2008. The Bankruptcy Court order preserved the rights of Union Federal in the segregated reserve as they existed on the date that TERI filed its bankruptcy petition.

        A summary of time deposits, by maturity at December 31, 2008 and June 30, 2008, is as follows:

	December 31, 2008		June 30, 2008
	Amount	Weighted average rate	Amount	Weighted average rate
Within one year	$78,591	3.13%	$197,579	3.13%
Over one year	101	3.55%	200	3.58%

	$78,692		$197,779

(8) Education Loan Warehouse Facility

        In July 2007, UFSB-SPV, entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from Union Federal. At December 31, 2008, $245,663 was outstanding under the facility. UFSB-SPV has pledged the purchased education loans as collateral for the advances it received from the conduit lender.

        The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate repayment of notes outstanding under the facility. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture (Default Rate) unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Education Loan Warehouse Facility (Continued)

elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In October, November and December 2008, additional events of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying portfolio. The conduit lender's recourse under the indenture is limited to education loans pledged as collateral.

(9) Other Short-Term Borrowings

        The Company had $50,000 in other short-term borrowings outstanding at December 31, 2008 from the Federal Reserve Bank of Boston. Such borrowings are collateralized by up to 75% of the education loans held by Union Federal, not including education loans held by UFSB-SPV. The short-term borrowings mature at various dates over the 90-day period subsequent to December 31, 2008.

(10) Stockholders' Equity

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

        The total investment by the Purchasers, including their initial investment of $59,800, was capped by the terms of the Investment Agreement at an amount not to exceed 25% of the Company's total stockholders' equity, consistent with regulations of the OTS. As a result of a decrease in the Company's stockholders' equity after the time of the initial investment by the Purchasers, and based on the Company's stockholders' equity as of June 30, 2008, the subsequent equity investment by the Purchasers, which closed on August 18, 2008, was limited to $132,700. See "Series B Non-Voting Convertible Preferred Stock" below. The Company received aggregate gross proceeds of approximately $192,500 from the sale of the Series A Preferred Stock and the Series B Preferred Stock pursuant to the Investment Agreement. In January 2008, the Purchasers elected to convert their Series A Preferred Stock into an aggregate of 5,320 shares of Common Stock.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(10) Stockholders' Equity (Continued)

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

2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan. A total of 4,050 shares of Common Stock are authorized for issuance pursuant to awards under this plan. During the first six months of fiscal 2009, the Company granted 21 fully vested stock units pursuant to the Company's stock unit program for non-employee directors, each such stock unit representing the right to receive one share of Common Stock. As of December 31, 2008, there were 296 restricted stock units outstanding and 3,253 shares available for future grant under 2003 Stock Incentive Plan.

2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock were authorized for issuance under this plan. The Stock Purchase Plan permitted eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation was voluntary. Under the Stock Purchase Plan, 30 and 15 shares of Common Stock were issued in January 2008 and July 2007, respectively. In April 2008, the Board of Directors, which administers the Stock Purchase Plan, terminated the offering period that began on January 1, 2008 and indefinitely suspended the Stock Purchase Plan. At December 31, 2008, 406 shares were available for future purchase under the Stock Purchase Plan.

2008 Meyers' Option Plan

        The Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008, subject to any required regulatory approvals. In connection with the election, the Board of Directors and a subcommittee of the Compensation Committee of the Board of Directors approved the grant on August 18, 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000 shares of Common Stock, at an exercise price of $6.00 per share, that will vest and become exercisable as to 25% of the shares underlying the stock option on each of the first, second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000 shares of Common Stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008; and (c) 2,000 shares of Common Stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(10) Stockholders' Equity (Continued)

Any unvested stock options will vest and become exercisable in full (a) if the closing sale price of the Common Stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (b) in the event of Mr. Meyers's death or disability, as defined in his employment agreement, or (c) in the event that Mr. Meyers's employment is terminated by the Company without Cause, as defined in his employment agreement, or by Mr. Meyers with Good Reason, as defined in his employment agreement. In addition, subject to certain conditions set forth in his employment agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by the Company and will be subject to a repurchase option by the Company. Each of the stock options will expire ten (10) years from the Grant Date. The stock options were not granted under any of the Company's existing stockholder-approved incentive plans.

Share Repurchase Program

        In April 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date. Through December 31, 2008, the Company had repurchased an aggregate of 1,169 shares of Common Stock under this program. The Company did not repurchase any shares of its Common Stock under this program during the first six months of fiscal 2009.

Cash Dividends

        The Board of Directors declared no cash dividends during the first six months of fiscal 2009, and the Company does not expect to declare any cash dividends in the foreseeable future. Any decision to pay future dividends will be made by the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

(11) Union Federal Regulatory Capital Requirements

        Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Additionally, Union Federal may not pay dividends to FMC or originate private education loans in the future without prior approval of the regulatory authorities. UFSB's equity capital was $91,559 at December 31, 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(11) Union Federal Regulatory Capital Requirements (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2008 and June 30 2008, Union Federal met all quantitative capital adequacy requirements to which it was subject and had total risk-based ratios of 18.07% and 22.14%, Tier 1 risk-based ratios of 18.06% and 22.08%, and Tier 1 core capital ratios of 17.03% and 18.43%, respectively. As of December 31, 2008 and June 30, 2008, Union Federal was well capitalized under the regulatory framework for prompt corrective action. Union Federal's regulatory authorities have from time to time requested that the Company provide additional capital to Union Federal, and the Company is currently in discussions with the OTS regarding, among other things, the provision by the Company of additional regulatory capital. Additional infusions of regulatory capital into Union Federal could adversely affect the Company's short-term liquidity.

(12) Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three months and six months ended December 31, 2008 and 2007:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(93,387)	$(117,675)	$(186,283)	$51,145

Shares used in computing net income (loss) per common share—basic	99,116	93,500	99,040	93,469
Effect of dilutive securities:
Stock options	—	—	—	120
Restricted stock units	—	—	—	206
Preferred stock	—	—	—	313

Dilutive potential common shares	—	—	—	639

Shares used in computing net income (loss) per common share—diluted	99,116	93,500	99,040	94,108

Net income (loss) per common share:
Basic	$(0.94)	$(1.26)	$(1.88)	$0.55

Diluted	$(0.94)	$(1.26)	$(1.88)	$0.54

        The Company did not include 3 dilutive shares underlying stock options, 453 dilutive shares underlying restricted stock units or 8,847 shares of Series B Preferred Stock in the computation of diluted net loss per share for the three months ended December 31, 2008 as the effect would have been antidilutive. The Company did not include 4 dilutive shares underlying stock options, 629 dilutive shares underlying restricted stock units or 6,539 shares of Series B Preferred Stock in the computation of diluted net loss per share for the six months ended December 31, 2008 as the effect would have been antidilutive.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies

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

        Historical Relationship.    In 2001, the Company acquired TERI's historical database and loan processing operations, but not its investment assets or guaranty liabilities. In connection with the transaction, the Company entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These included the Master Servicing Agreement, a database sale and supplementation agreement (Database Agreement) and a master loan guaranty agreement (Master Loan Guaranty Agreement). Pursuant to the Master Servicing Agreement, TERI engaged the Company to provide loan origination, default prevention, claims and default management services. Under TERI's agreements with lenders, lenders delegated their loan origination functions to TERI, and TERI had the right to subcontract these functions. Pursuant to the Database Agreement, TERI provided updated information to the Company about the performance of the education loans it had guaranteed, so that the Company could continue to supplement and enhance the Company's database.

        Under the terms of the Master Loan Guaranty Agreement, the Company granted TERI a right of first refusal to provide a third party loan guaranty under existing and future private education loan programs facilitated by the Company, as well as new loan programs jointly created by the Company and TERI. In addition, the Company agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchased TERI-guaranteed loans. The Master Loan Guaranty Agreement generally provided that the guaranty fees earned by TERI upon the disbursement of education loans would be placed by TERI in segregated reserve accounts to be held as collateral to secure TERI's obligations to pay the principal and interest on defaulted education loans. These accounts were generally held by third party financial institutions for the benefit of the program lender until the education loans were securitized, at which point the accounts were pledged to the securitization trust that purchased the loans. The Master Loan Guaranty Agreement, as it had been implemented through guaranty agreements with individual lenders, entitled TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the Pledged Accounts.

        TERI Reorganization.    On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on the Company's client relationships, facilitated loan volume, ability to structure loan securitizations, the value of its service receivables and its ability to realize fully TERI's cost reimbursement and guaranty obligations.

        In April 2008, the Company received notice that Bank of America elected to terminate its agreements with the Company due to the TERI Reorganization. Loans funded by Bank of America represented approximately 29% of the Company's total loans available for securitization as of December 31, 2008. The Company has the right to facilitate the securitization of Bank of America

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies (Continued)

loans originated prior to the termination, subject to the terms and conditions of the note purchase agreements between the Company and Bank of America.

        The Company also received notice in April 2008 that RBS elected to terminate certain agreements with the Company and its clients. The Company provided services to RBS in connection with various private education loan programs (RBS Programs), including RBS Programs marketed by third parties that were not themselves lenders (Program Marketers) and RBS Programs marketed under RBS' private label brands. Subject to the terms and conditions of note purchase agreements between RBS and the Company, the Company had the right to facilitate securitization of RBS Program loans. The Company had also entered into agreements among RBS, Program Marketers and the Company pursuant to which the Company coordinated the marketing of certain RBS Programs. As a result of the terminations, neither RBS nor the Company has any further obligations to sell or purchase certain RBS Program loans, and the affected Program Marketers were required to cease all marketing activities with regard to their RBS Programs. Loans funded by RBS represented approximately 30% of the Company's total loans available for securitization as of December 31, 2008.

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

        The Company expects that the guaranty agreements or loan origination agreements that TERI has with a significant number of the Company's clients will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of the Company's agreements with that client. As a result, the Company expects its note purchase agreements with additional clients to terminate in the future as the TERI Reorganization evolves. The Company also expects the TERI Reorganization to materially adversely affect FMC's ability to facilitate the securitization of TERI-guaranteed loans. If FMC is able to facilitate securitizations of TERI-guaranteed loans in the future, FMC's up-front structural advisory fee yields would decline and market conditions would likely dictate that FMC obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

        Transition Services Agreement.    In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement, the Master Loan Guaranty Agreement and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies (Continued)

the Database Agreement, as well as the marketing services agreement pursuant to which the Company provided certain marketing related services to TERI. As a result of the order, each of the agreements, as amended or supplemented to date, was terminated effective as of May 31, 2008. The order also approved a motion by TERI to enter into the Transition Services Agreement.

        The term of the Transition Services Agreement expired on September 29, 2008. In October 2008, the Company entered into a letter agreement with TERI, subject to subsequent approval by the Bankruptcy Court, to provide limited additional transition services to TERI, including continued occupancy through December 15, 2008 of certain office space subleased by TERI from the Company. TERI paid $194 of rent in advance in consideration for the continued occupancy, and the sublease relating to the office space terminated as of December 15, 2008.

        Claims Estimation.    In November 2008, First Marblehead Education Resources, Inc. (FMER) filed a motion with the Bankruptcy Court that proposed a framework for estimating all trust and lender guaranty claims against TERI's bankruptcy estate. The framework would have determined the amount of a trust's or lender's unsecured guaranty claim, based on certain information provided with regard to its TERI-guaranteed loan portfolio and certain fixed assumptions applied across all portfolios. The motion, which was prompted by the Company's concern with the efficient administration of the bankruptcy estate, argued that there would be no substantial progress toward a global settlement of claims or plan of reorganization without a uniform estimation procedure.

        Both TERI and the Creditors Committee formally objected to the motion, generally arguing that they had been developing an alternative framework for use in estimating creditors' guaranty claims against TERI's estate. In addition, certain lenders objected to the Company's motion, generally arguing with substantive aspects of the estimation methodology that the Company proposed.

        The Bankruptcy Court continued the motion indefinitely in mid-December. The Company has subsequently assisted the Creditors Committee and its advisors in developing their estimation framework. TERI had not resumed paying guaranty obligations with respect to defaulted loans of lenders holding TERI-guaranteed loans that have not been securitized, including Union Federal, as of February 9, 2009.

        Challenge to Security Interests.    In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans using cash in the Pledged Accounts. The order was granted subject to the following:

  •
  The Creditors Committee or any other person or entity had the right to challenge the validity, perfection, priority or enforceability of the securitization trusts' security interests in (i) the Pledged Accounts within 14 days following the order, (ii) funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization (Post-Petition Transfers) within 45 days following the order and (iii) collateral securing TERI's guaranty obligations other than the Pledged Accounts and the Post-Petition Transfers, such as cash recoveries on defaulted loans, proceeds from sales of rehabilitated loans and subsequent guaranty fees, within 60 days following the order.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies (Continued)

  •
  Recoveries that had not been transferred to a Pledged Account must be placed in a segregated account and held in such account until the earliest of (i) the 61st day following the order and (ii) the entry of an order by the Bankruptcy Court directing the disposition, transfer or other use of funds in such account.

        Neither the Creditors Committee nor any other party challenged the trusts' security interests in the Pledged Accounts within the 14-day period following the order. As a result, beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only to the extent there is cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan.

        The Bankruptcy Court, upon motion of the Creditors Committee, subsequently extended until February 2, 2009 the parties' rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. On January 30, 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under Section 552 of the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $575,100 as of January 31, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling approximately $26,964 as of January 31, 2009. The Company cannot at this time predict the timing, costs or outcome of the adversary proceeding, and has not adjusted its accounting assumptions as of December 31, 2008 in response to this development. To the extent the trusts continue to request that TERI make guaranty claims payments from the Pledged Accounts and to transfer the defaulted loans to TERI in respect of the guaranty payments, the amount of defaulted loans the recoveries of which are subject to the Creditors Committee's challenge will continue to increase.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests in the Post-Petition Transfers or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. Recoveries from defaulted loans not transferred to TERI, however, would remain available to the trusts.

        Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. As of February 9, 2009, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. A successful

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies (Continued)

challenge to the security interests could therefore decrease materially the value of the Company's service receivables.

Securities Litigation

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

        On November 28, 2008, a consolidated amended complaint was filed by the lead plaintiffs and contained similar allegations as the earlier complaints. On February 9, 2009, the Company filed a motion to dismiss the amended complaint. Plaintiffs opposition to the Company's motion to dismiss is due to be filed in April 2009. A class had not been certified in the actions as of February 9, 2009.

        In addition, in May and June 2008, three federal derivative lawsuits were filed against certain of the Company's current and former officers and directors and nominally against it in the United States District Court for the District of Massachusetts. The complaints are purportedly brought on behalf of the Company to remedy alleged violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and May 2008 or June 2008, as applicable. The complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. A state derivative action was also filed in Massachusetts Superior Court in June 2008. The complaint is purportedly brought on behalf of the Company to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaint seeks a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. In January 2009, the court stayed the case until July 2009.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(14) New Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. SFAS No. 163 will become effective for the Company beginning in the first quarter of fiscal 2010. The statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS No. 163 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report.

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial position, future revenues and funding transactions, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or the timing of events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth below under "—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth below under the caption "Risk Factors" in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 9, 2009.

Executive Summary

Recent Developments

        Our inability to access the securitization markets as a result of market disruptions continued during the second quarter of fiscal 2009. That inability, together with the reorganization in bankruptcy of The Education Resources Institute, Inc., or TERI, has strained our client relationships, resulted in the termination of several material client agreements, reduced our facilitated loan volume and created uncertainty about our business prospects. We have made significant changes in our senior leadership, and have made significant expense reductions in an attempt to overcome the challenges currently facing us. In addition, we are developing a new private education loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. We have summarized below developments affecting our business and financial results:

  •
  Dislocations in the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, persist as of the date of this quarterly report. Our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and interim financing facilities on attractive terms as well as the overall deterioration in consumer credit. These challenges are further discussed below under the caption "—Business Trends and Uncertainties."

  •
  In April 2008, TERI filed a voluntary petition for relief, which we refer to herein as the TERI Reorganization, under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volume, ability to structure securitizations of TERI-guaranteed loans, ability to fully realize TERI's cost reimbursement and guaranty obligations, and the value of our service receivables. On January 30, 2009, the official committee of unsecured creditors of TERI, which we refer to as the creditors committee and of which we are not a member, filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts that we have facilitated, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding security interests in certain pledged accounts, are unperfected or may otherwise be avoided under Section 552 of the Bankruptcy Code. For additional discussion, see "—Business Trends and Uncertainties."

  •
  In November 2008, we reduced the number of our full-time employees by approximately 24% in a continuing effort to reduce costs. In addition, four executive vice presidents left our company as of September 30, 2008, including our chief financial officer, who also headed our capital markets department, our chief administrative officer, our chief marketing officer and our chief information officer.

  •
  During the second quarter of fiscal 2009, we adjusted components of the package of key accounting assumptions used to estimate the fair value of our service receivables, which resulted in a $98.6 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. In addition, we reduced the carrying value of our private education loans held for sale by $29.3 million. In general, our adjustments during the quarter were necessary as a result of conditions in the capital markets and increased debt funding costs of certain trusts that have issued auction rate notes. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

  •
  In November 2008, Moody's Investors Services, or Moody's, downgraded the insurance financial strength rating of Ambac Assurance Corp., or Ambac. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including with respect to certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of our auction rate notes, resulting in an increase in the cost of funding those notes. For additional discussion, see "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale—Auction Rate Note Interest Rates" and Item 1A of Part II, "Risk Factors—Risks Related to Our Financial Reporting and Liquidity."

  •
  On February 6, 2009, Fitch Ratings, or Fitch, announced negative rating actions on nine securitization trusts that we facilitated. According to Fitch, the downgrades and "rating watch negative" actions generally resulted from higher-than-expected defaults and uncertainties caused by the TERI Reorganization.

  •
  As of December 31, 2008, our subsidiary Union Federal Savings Bank, or Union Federal, met all quantitative capital adequacy requirements to which it was subject. The capital amounts are also subject, however, to qualitative judgments by the regulators about components, risk weighting and other factors. We are in discussions with the Office of Thrift Supervision, or OTS, regarding, among other things, the provision by us of additional regulatory capital. Additional infusions of regulatory capital into Union Federal could adversely affect our short-term liquidity.

Overview

        We offer outsourcing services for private education lending in the United States. We offer services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. In addition, our wholly owned subsidiary Union Federal is a federally chartered thrift regulated by the OTS, that has offered private education loans directly to consumers and currently offers residential retail mortgages, retail savings products, time deposit products and demand deposit accounts.

        We offer services in connection with each of the five typical phases of the education loan lifecycle, enabling our clients to have a single point of interface for:

  •
  program design and marketing;

  •
  borrower inquiry and application;

  •
  loan origination and disbursement;

  •
  loan securitization, if available; and

  •
  loan servicing and portfolio management.

        Historically, the primary driver of our results of operations and financial condition has been the volume of education loans for which we have provided outsourcing services from loan origination through securitization. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans to investors. We have provided structural, advisory and other services for 38 securitization transactions since our formation in 1991, and education loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs.

        We have not taken a direct ownership interest in the education loans our clients have generated, nor have we served as a guarantor with respect to any education loan programs that we have facilitated. We have generally assisted the lenders in our loan programs in selecting their underwriting criteria used in deciding whether an education loan will be made to an applicant. However, each lender has had ultimate control over the selection of these criteria, and in providing our services we have been obligated by contract to comply with them. Union Federal has funded a portion of our proprietary loan programs in the past, although it is not doing so as of February 9, 2009. Union Federal held approximately $518.9 million of private education loans, at historical cost, as of December 31, 2008, of which loans with a principal and interest receivable balance of $258.3 million were pledged as collateral under a warehouse facility provided by a conduit lender. Our proprietary loan programs are Astrive Student Loans, Monticello Student Loans and Laurel Collegiate Loans.

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

        In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Moreover, although we received fees for providing loan processing services to TERI in connection with TERI-guaranteed loans, and fees from certain of our clients for marketing coordination services, those fees represented reimbursement of the direct expenses we incurred. Accordingly, we did not earn a profit on those fees in the past. Although we provided those various services without charging a separate fee, or at "cost" in the case of processing services for TERI-guaranteed loans and marketing coordination services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the education loans that they did not intend to hold. We received structural advisory fees and residuals for facilitating securitizations of those loans.

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008 and persist as of February 9, 2009. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. During the first six months of fiscal 2008, we facilitated loans with an aggregate principal balance of $3.5 billion and received $83.5 million in processing fees from TERI. In contrast, during the first six months of fiscal 2009, we facilitated loans with an aggregate principal balance of $193.4 million and received $2.6 million in processing fees from TERI.

        We have refined our products and services, made major changes in senior management and significantly reduced our operating expenses, in an attempt to overcome the challenges currently facing us. We have developed a new private education loan program that does not require a guaranty from a third party, as well as outsourced loan origination services and portfolio management services on a stand alone fee basis. As a result, we are able to offer both a fully integrated suite of services for private education loan programs, as well as certain services on a fee-for-service basis. We are developing a new private education loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. The success of the product under development will be critical to growing and diversifying the Company's revenues and client base. As in the past, we expect our level of profitability to continue to depend in the future on our ability to earn structural advisory fees, residuals for facilitating securitizations as well as reimbursement for services performed on behalf of our clients.

        Changes in any of the following factors have materially affected, and may continue to materially affect, our financial results:

  •
  the private education loan securitization market, including the costs or availability of financing and market receptivity to private education loan asset backed notes and auction rate notes;

  •
  developments in connection with the TERI Reorganization, including the success of challenges to the trusts' security interests;

  •
  regulatory capital requirements of Union Federal and valuation adjustments relating to its portfolio of private education loans held for sale;

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

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private education loans and the cost and complexity of our loan facilitation operations;

  •
  actions taken by the rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels;

  •
  borrower default rates and our ability to recover principal and interest from such borrowers;

  •
  prepayment rates of private education loans held by our trusts;

  •
  the availability of education loans or grants through government programs; and

  •
  the impact, if any, of government efforts, through the Term Asset-Backed Lending Facility, or TALF, and other programs, to re-establish consumer credit related financing markets.

Business Trends and Uncertainties

        Portfolio Funding.    Dislocations in the debt capital markets persisted throughout the first six months of fiscal 2009, and we did not complete a securitization during the period. We expect the TERI Reorganization to materially adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. As a result, we do not expect to complete a securitization in the near-term and may not complete any securitizations during fiscal 2009.

        In addition, we expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past and investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we are able to facilitate. If we are able to facilitate the securitization of TERI-guaranteed loans in the future, our up-front structural advisory fee yields would likely decline and market conditions would likely dictate that we obtain or provide additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

        Education loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs. We have pursued alternative means to finance our clients' loans, but other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which have adversely affected the pricing, terms and conditions of alternative funding mechanisms we have pursued. In addition, the TERI Reorganization and subsequent TERI ratings downgrades resulted in events of termination under the indenture relating to an education loan warehouse facility to fund the purchase of education loans from Union Federal. As a result, the facility is no longer available to finance education loans originated by Union Federal on an interim basis.

        We believe that the TALF proposed by the Federal Reserve Board and the U.S. Department of Treasury has the potential to facilitate the issuance of ABS and improve market conditions for ABS more generally. Under the TALF, which is expected to become operational in February 2009, the Federal Reserve Bank of New York will provide non-recourse three-year loans to eligible borrowers owning eligible collateral, including ABS backed by private student loans. The terms and conditions of the TALF have not been finalized as of February 9, 2009, but we intend to participate to the extent of our eligibility.

        TERI Reorganization—Transition Services.    In June 2008, in the context of the TERI Reorganization, our "master" agreements with TERI were terminated, effective as of May 31, 2008. We entered into a transition services agreement with TERI pursuant to which we provided a reduced level of services, and received a reduced level of fees. The term of the transition services agreement expired on September 29, 2008. In October 2008, we entered into a letter agreement with TERI, subject to subsequent approval by the Bankruptcy Court, to provide limited additional services to TERI, including continued occupancy through December 15, 2008 of certain office space subleased by TERI from us. TERI paid $0.2 million of rent in advance in consideration for the continued occupancy, and the sublease relating to the office space terminated on December 15, 2008. We do not expect to receive a material level of fees from TERI in the future.

        TERI Reorganization—Claims Estimation and Plan of Reorganization.    We remain uncertain about the amount of unsecured creditors' claims, including the unsecured claims of the securitization trusts and Union Federal, or the timing or content of TERI's plan of reorganization.

        In November 2008, we filed a motion with the Bankruptcy Court that proposed a framework for estimating all trust and lender claims against TERI's bankruptcy estate. The framework would have determined the amount of a trust's or lender's unsecured guaranty claim, based on certain information provided with regard to its TERI-guaranteed loan portfolio and certain fixed assumptions applied across all portfolios. The motion, which was prompted by our concern with the efficient administration of the bankruptcy estate, argued that there would be no substantial progress toward a global settlement of claims or plan of reorganization without a uniform estimation procedure. Both TERI and the creditors committee formally objected to the motion, generally arguing that they had been developing an alternative framework for use in estimating creditors' guaranty claims against TERI's estate. In addition, certain lenders objected to our motion, generally arguing with substantive aspects of the estimation methodology that we proposed. The Bankruptcy Court continued the motion indefinitely in mid-December. We have subsequently assisted the creditors committee and its advisors in developing their estimation framework. Until a framework is finalized and applied to all of TERI's creditors, we will not be able to estimate the amount of unsecured creditors' claims against TERI in the TERI Reorganization, or the expected rate of recovery with regard to such claims.

        On January 21, 2009, the Bankruptcy Court granted a motion by TERI to extend until April 3, 2009 the exclusive period during which TERI may file a plan of reorganization. According to the motion, the creditors committee and TERI have made substantial progress on formulating a plan, the proposed timing or terms of which have not been disclosed to us.

        TERI Reorganization—Challenge to Security Interests.    The creditors committee is challenging certain security interests of the securitization trusts. We cannot predict the timing, costs or outcome of the challenges, which could decrease materially the collateral available to the trusts and the estimated fair value of our service receivables.

        In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans using cash in certain accounts, which we refer to as the pledged accounts. The pledged accounts were funded with guaranty fees earned by TERI upon disbursement of education loans and held as collateral to secure TERI's obligations to pay the principal and interest on defaulted education loans. The pledged accounts were generally held by third party financial institutions for the benefit of a program lender until the education loans were securitized, at which point the accounts were pledged to the securitization trust that purchased the loans.

        The Bankruptcy Court's order was granted subject to the following:

  •
  The creditors committee or any other person or entity had the right to challenge the validity, perfection, priority or enforceability of the securitization trusts' security interests in (i) the pledged accounts within 14 days following the order, (ii) funds transferred to the pledged accounts after the filing of TERI's petition for reorganization, or post-petition transfers, within 45 days following the order and (iii) collateral securing TERI's guaranty obligations other than the pledged accounts and the post-petition transfers, such as cash recoveries on defaulted loans, proceeds from sales of rehabilitated loans and subsequent guaranty fees, within 60 days following the order.

  •
  Recoveries that had not been transferred to a pledged account must be placed in a segregated account and held in such account until the earliest of (i) the 61st day following the order and (ii) the entry of an order by the Bankruptcy Court directing the disposition, transfer or other use of funds in such account.

        Neither the creditors committee nor any other party challenged the trusts' security interests in the pledged accounts within the 14-day period following the order. As a result, beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only to the extent there is cash in the pledged account established for the benefit of the specific trust that owned the defaulted loan.

        The Bankruptcy Court, upon motion of the creditors committee, subsequently extended until February 2, 2009 the parties' rights to challenge the trusts' security interests in the collateral other than the pledged accounts. On January 30, 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of seventeen securitization trusts, and against FMDS as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under Section 552 of the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $575.1 million as of January 31, 2009, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling approximately $27.0 million as of January 31, 2009. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and have not adjusted our accounting assumptions as of December 31, 2008 in response to this development. To the extent the trusts continue to request that TERI make guaranty claims payments from the pledged accounts and to transfer the defaulted loans to TERI in respect of the guaranty payments, the amount of defaulted loans the recoveries of which are subject to the creditors committee's challenge will continue to increase.

        If the creditors committee or any other party is successful in challenging the trusts' security interests in the post-petition transfers to the pledged accounts or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's pledged account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims. Recoveries from defaulted loans not transferred to TERI, however, would remain available to the trusts.

        Funds in the pledged accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. TERI has not resumed paying guaranty obligations using its general reserves or with respect to defaulted loans that have not been securitized and are held by program lenders, including Union Federal.

        TERI Reorganization—Accounting Assumptions.    We did not adjust our accounting assumptions during the six months ended December 31, 2008 regarding TERI. As of February 9, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to lenders, including Union Federal. As a result, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. The adversary complaint filed by the creditors committee creates further uncertainty regarding the trusts' rights to future recoveries on defaulted loans owned by TERI and amounts transferred by TERI to pledged accounts after April 7, 2008. For purposes of estimating the fair value of our service receivables, we assumed at December 31, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements and that the trusts have rights to the amounts that are the subject of the creditors committee's complaint. A successful challenge to the security interests could decrease materially the value of our service receivables.

        TERI Reorganization—Client Terminations.    Certain of our agreements with clients provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. As a result of the TERI Reorganization, certain clients, including JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A. have terminated some or all of their agreements with us. These terminations will result in a significant reduction in our facilitated loan volumes during fiscal 2009 compared to prior fiscal years. In addition, we expect that the guaranty agreements or loan origination agreements that a significant number of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client. As a result, we expect to lose additional clients in the future as the TERI Reorganization evolves unless we can develop an alternative to a TERI-guaranteed private education loan program acceptable to former, current and prospective clients.

        Prepayment and Default Trends.    Although it can be difficult to discern trends in the overall portfolio, we observed that prepayment rates continued to decline during the second quarter of fiscal 2009. Prepayment rates generally rose for the first three quarters of fiscal 2008 and generally fell during the past three fiscal quarters. We estimate that prepayment rates decreased by more than 50% since March 31, 2008, primarily due, we believe, to an increase in the spread between the forward London Interbank Offered rate, or LIBOR, and prevailing mortgage rates, limited availability of consumer credit and current economic conditions. During the second quarter of fiscal 2009, we adjusted our prepayment assumptions to assume that the current historically low prepayment rate would generally persist for 12 months and eventually revert to historical norms during the ensuing 12 months.

        During the second quarter of fiscal 2009, defaults generally increased in our securitized loan portfolio, causing us to adjust upward our assumed gross default assumptions, from 15.96% to 16.58%, and our net default assumptions, from 8.30% to 8.62%. We believe that defaults trended higher during the quarter primarily as a result of the generally adverse consumer credit trends and, to a lesser extent, an increase in the number of loans entering repayment. Education loans tend to experience higher rates of delinquencies and defaults in the early years of repayment compared to later years. Over the past eight months, we have implemented several collections initiatives, including "early awareness" campaigns and increased focus on early stage delinquencies, which we expect to reduce delinquencies and, ultimately, defaults over the long term. However, in the short term we remain uncertain of their effect, and we have concluded that despite apparently positive initial results, it would be premature to assume positive long-term trends as of December 31, 2008.

        Write-down of Service Receivables and Loans Held for Sale.    Our financial results for the second quarter of fiscal 2009 reflected our inability to access the securitization market, as well as:

  •
  a $98.6 million pre-tax write-down of our service receivables as a result of certain changes to assumptions used to derive the estimated fair values of these receivables, as further detailed below under the caption "Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

  •
  a $29.3 million pre-tax write-down of the carrying value of our portfolio of private education loans held for sale, as further described below in Item 3 under the caption "Quantitative and Qualitative Disclosures about Market Risk."

        In general, each of these adjustments was necessary as a result of conditions in the capital markets and performance trends. We believe that our portfolios of securitized and unsecuritized loans may continue to be adversely affected by a negative consumer credit cycle that is affecting many other classes of consumer credit.

        Liquidity and Capital Resources.    In August 2008, we received $132.7 million in gross proceeds from the sale of shares of series B preferred stock to affiliates of GS Capital Partners, or GSCP. The proceeds provided us with liquidity and capital resources that will be critical to our short-term funding requirements. Our short-term needs, however, remain subject to uncertainties regarding regulatory capital requirements of Union Federal. Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal. If these authorities were to require us to make additional infusions of regulatory capital into Union Federal, our short-term liquidity needs would be adversely affected.

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. During the first two quarters of fiscal 2009, we further reduced headcount by approximately 100 employees. Following these reductions, we had 234 full-time employees as of December 31, 2008, compared to 1,048 full-time employees as of December 31, 2007.

        Product and Management Changes.    We have developed alternatives to the loan guaranty and loan origination services that TERI historically provided to our clients. We have implemented a private education loan program that does not include a third party guaranty. In addition, we provide outsourced loan origination services and portfolio management services to a limited number of clients on a fee-for-service, stand alone basis. We are developing a new private education loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. The success of the product under development will be critical to growing and diversifying our revenues and client base in the future. Compared to past TERI-guaranteed loan programs, we are designing the loan product to strengthen the creditworthiness of the resulting assets, through redesigned risk-based pricing and enhanced cosigner participation, and by aligning risk and product options to promote a greater portion of immediate repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. We are uncertain of the level of interest from former, current or prospective lender clients with regard to the new program or the offered services, particularly in the current economic environment. Union Federal is not, as of the date of this report, able to fund loan originations in the private education loan program due to its current lack of funding capacity, and it may be necessary for Union Federal to obtain regulatory clearance before offering such a product.

        We experienced significant changes in senior management during the first quarter of fiscal 2009. Daniel Meyers returned to the company as Chief Executive Officer and President, and as a director, effective September 1, 2008. Mr. Meyers co-founded the company and served as our Chief Executive Officer and Chairman of the Board from our incorporation in 1994 to September 2005 and as our President from November 2004 to September 2005. In addition, four executive vice presidents left our company as of September 30, 2008, including our chief financial officer, who also headed our capital markets department, our chief administrative officer, our chief marketing officer and our chief information officer. We have reconstituted our senior management team, and the loss of any such key employees could adversely affect our business. If we are unable to manage our cost reductions, or if we lose key employees as a result, our operations and our financial results could be adversely affected. These challenges are further discussed below under Item 1A, "Risk Factors—Risks Related to Our Industry, Business and Operations."

        Although significant uncertainty exists regarding the success or market acceptance of our new products and services and our ability to access the securitization markets, we believe that the strategic realignment and management changes that we have undertaken should position the company to lead the next product cycle and compete in a re-emerging private education loan marketplace.

        The information described under the caption "Risk Factors" in Item 1A of Part II of this quarterly report also contains important factors that you should consider in assessing our business.

Securitizations and Related Revenue

        We have historically structured and facilitated securitization transactions for our clients through a series of bankruptcy remote, qualified special purpose statutory trusts. Through the securitization process, the trusts obtain private education loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these education loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We refer to the trusts utilized in the securitization of TERI-guaranteed private education loans as private label loan trusts.

        At December 31, 2008, the principal balance of loans facilitated and available to us for securitization was approximately $2.4 billion of which $94.4 million was facilitated during the first six months of fiscal 2009. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of our purchase agreements, if we fail to facilitate a purchase in breach of our obligations, our damages would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

        Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. The TERI Reorganization constitutes a "market disruption event" under certain of these purchase agreements, suspending our contractual obligation to close a securitization with respect to approximately $701.7 million of our facilitated loan volume available for securitization as of December 31, 2008, excluding approximately $461.0 million of loan volume originated by Union Federal. Any liquidated damages would be due at the expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. Our purchase agreements applicable to approximately $1.2 billion of the facilitated loan volume available for securitization as of December 31, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. The purchase agreements generally require us to use our best efforts to facilitate a securitization of loans available for securitization within 555 days after final loan disbursement.

        We have received several types of fees in connection with our past securitization services:

  •
  Structural advisory fees.  We have charged structural advisory fees that were to be paid in two portions:

  •
  Up-front.  We received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, we structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans we facilitated in the first quarter of fiscal 2008, these fees constituted 8.7% of the aggregate principal and accrued interest of the loans securitized. We have not facilitated any securitizations of TERI-guaranteed loans since the first quarter of fiscal 2008, and we are uncertain as of the date of this quarterly report whether the fee structure that we have historically used will be used in any future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term; and

    •
    Additional.  We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the private label loan trust from time to time over the life of the trust. This portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We generally become entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105.5%. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale—TERI's Obligation and Ability to Pay Claims."

    At December 31, 2008, we expect to receive the additional fees beginning five to 17 years after the date of a particular securitization transaction. The stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular private label loan trust is determined at the time of securitization. Actual parity ratios of our private label loan trusts as of December 31, 2008 ranged from 93.7% to 100.3%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust parity ratios as of December 31, 2008.

  •
  Residual.  We also have the right to receive a portion of the residual interests that these private label loan trusts create. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees, and generally entitles us to receive 66% to 88% of the net cash flows of the particular private label loan trust once a parity ratio of 103% to 105.5%, depending on the particular trust, is reached and maintained. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the trusts. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale—TERI's Obligation and Ability to Pay Claims."

    Our residual interest derives almost exclusively from the services we perform in connection with each securitization rather than from a direct cash contribution to the securitization trust. In the case of securitizations of exclusively private education loans, at December 31, 2008, we expect to receive the residuals beginning approximately five to 18 years after the date of a particular securitization.

  •
  Administrative and other fees.  Our administrative and other fees are derived primarily from three sources: (a) FMDS receives fees for its services in administering securitization trusts, including their daily management and obtaining information from loan servicers and reporting this and other information to the parties related to the securitization, (b) Union Federal receives marketing fees upon the securitization of its education loans, and (c) our subsidiary, FM Loan Origination Services, LLC, or FMLOS, receives fees for its loan origination services. In addition, we have been reimbursed for out of pocket costs we incurred at the time of securitization related to marketing coordination services performed for some of our clients. Our fees for performing the administrative services range from 5 to 20 basis points per year based on the education loan balance in the trust.

Processing Fees from TERI

        Historically, we provided outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognized as revenue the monthly reimbursement that TERI provided us for the expenses we incurred in providing these services. During fiscal 2008, we received

$126.5 million in processing fees from TERI pursuant to the master servicing agreement. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement effective as of May 31, 2008. As a result of the termination, we will not receive processing fees from TERI pursuant to the master servicing agreement for any period after May 31, 2008. In addition, we have a general unsecured claim with regard to $16.0 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's bankruptcy petition. The order, however, approved a motion by TERI to enter into a transition services agreement with us with a term through September 29, 2008. In October 2008, we entered into a letter agreement with TERI, subject to subsequent approval by the Bankruptcy Court, to provide limited additional services to TERI, including continued occupancy through December 15, 2008 of certain office space subleased by TERI from us. Processing fees from TERI during the first six months of fiscal 2009 in the amount of $2.6 million represented fees from TERI pursuant to the transition services agreement or the subsequent letter agreement. We do not expect to receive a material amount of processing fees from TERI in the future.

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

        Under GAAP, we are required to estimate the fair value of the additional structural advisory fees and residuals as if they are investments in debt securities classified as available-for-sale or trading, similar to retained interests in securitizations. Accordingly, we record additional structural advisory fees and residuals receivable on our balance sheet at estimated fair value using a discounted cash flow model. Because there are no quoted market prices for our additional structural advisory fees and residuals receivable, we use certain key assumptions to estimate their values. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale." We estimate the fair value both initially and at each subsequent quarter and reflect the change in the value in earnings for that period.

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

Quarterly Fluctuations

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital market transactions that we have facilitated and, to a lesser extent, the seasonality of education loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. In fiscal

2008, we facilitated two securitizations in the first quarter, but no securitizations during the remainder of the fiscal year. We did not facilitate any securitization transactions during the first six months of fiscal 2009 and do not expect to facilitate any in the near-term. The variability of our quarterly revenue and operating results may continue on a quarterly basis, particularly as a result of conditions in the capital markets, developments in the TERI Reorganization and lower levels of facilitated loan volumes. In particular, a continuing inability to access the capital markets, variations in the size, structure or economic terms of any future transactions, write-downs of our service receivables, write-downs of Union Federal's loan portfolios, and the level of our facilitated loan volumes and operating expenses, could continue to materially adversely affect and result in increased variability of our operating results on a quarterly basis.

        The following tables set forth certain related quarterly financial and operating data for the first two quarters of fiscal 2009 and each quarter of fiscal 2008:

	Fiscal 2009
	First Quarter	Second Quarter	Total
	(in thousands)
Principal amount of education loans facilitated	$128,089	$65,283	$193,372
Principal amount of education loans facilitated that were also available to us for securitization	$83,215	$11,185	$94,400
Principal and accrued interest balance of education loans securitized	$—	$—	$—
Total revenues	$(84,904)	$(86,095)	$(170,999)
Net (loss)	$(92,896)	$(93,387)	$(186,283)

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Principal amount of education loans facilitated	$2,401,541	$1,081,324	$1,249,201	$271,934	$5,004,000
Principal amount of education loans facilitated that were also available to us for securitization	$2,227,380	$982,052	$1,042,671	$267,931	$4,520,034
Principal and accrued interest balance of education loans securitized	$2,027,079	—	—	—	$2,027,079
Total revenues	$379,962	$(122,810)	$(251,788)	$(33,773)	$(28,409)
Net income (loss)	$168,820	$(117,675)	$(229,550)	$(56,671)	$(235,076)

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

        We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenue and receivables, as described below, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that we facilitate and the valuation of the portfolio of private education loans held by Union Federal to be critical accounting policies.

  Service Revenue and Receivables and the Valuation of Education Loans Held for Sale

        For a discussion of our revenue recognition policies, see "—Recognition and Valuation of Service Revenue."

        On July 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurement," effective July 1, 2008. SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of the asset or liability as of the measurement date.

        Because there are no quoted market prices for our additional structural advisory fees, residuals receivable or education loans held for sale, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

  •
  expected annual rate and timing of loan defaults, and TERI's obligation and ability to pay default claims;

  •
  the source and amount of guaranty payments made on defaulted loans;

  •
  expected recoveries of defaulted loans, including recoveries to replenish trusts' pledged accounts;

  •
  the annual rate and timing of education loan prepayments;

  •
  the discount rate, which we use to calculate the present value of our future cash flows;

  •
  the trend of interest rates over the life of the loan pool, including the LIBOR curve, and the spread between LIBOR and auction rates; and

  •
  fees and expenses of the securitization trusts.

        We base these estimates on our proprietary historical data, publicly available third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances and education loans at each balance sheet date. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors are more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our estimates, can have a material effect on our valuations.

        We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of December 31, 2008, including actual borrower payment status, delinquency, cumulative loss and prepayment data as of December 31, 2008 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including channel-specific loans available for securitization by fiscal quarter, parity ratios by trust, net recovery rates by trust, FICO score ranges by year of origination and by channel, FICO score distributions for loans disbursed since January 1, 2008, payment status by trust and six-month rolling prepayment rates by trust.

        The following table shows the approximate weighted average assumptions for loan performance and discount rates at December 31, 2008, September 30, 2008 and June 30, 2008 for our private label loan trusts:

	Percentage rate			Percentage discount rate
	Default	Recovery	Prepayments	Structural advisory fees	Residuals
December 31, 2008	16.58%	48%	8.12%	12.21%	18.40%
September 30, 2008	15.96%	48%	8.40%	11.07%	16.35%
June 30, 2008	14.83%	48%	8.40%	9.72%	14.88%

        In selecting loan performance assumptions, we consider the underlying creditworthiness of the education loan borrowers as well as the type of loans being securitized. We analyze creditworthiness in several tiers, and select what we believe to be appropriate loan performance assumptions based on those tiers. Past TERI-guaranteed private education loan programs, under which approximately 77% of the borrowers had a creditworthy cosigner, typically a family member, had an extensive credit underwriting process.

        Net Default Rates.    The net default rate is calculated as the weighted average for all of our private education loan securitization trusts of:

  •
  the estimated cumulative principal balance, including capitalized interest, of defaulted education loans over the life of a trust, which we refer to as the endpoint defaults, minus the estimated cumulative amount of recoveries on defaulted loans over the life of the trust; divided by

  •
  the original principal balance, including capitalized interest, of loans held by the trust.

        A securitization trust may have a life of over 24 years, based on a lifecycle for education loans that includes borrowers' in-school deferment, grace, repayment and forbearance periods. Higher levels of loan defaults are generally expected to occur in the early years of a trust, as loans enter repayment. Recoveries on defaulted loans are expected to lag defaults by months or years, with cumulative recoveries increasing gradually over an extended period of time later in the life of a trust. As a result, at a single point in time, particularly early in the life of a trust, a trust may experience an actual net default rate that is higher than the estimated endpoint net default rate for that trust. For the same reason, we assess the actual current net default rates against an expected default timing curve, which reflects the expected speed of defaults over the life of a trust. The shape of the default curve is based in part on our proprietary database of more than 20 years of loan performance information, reflecting data through a variety of economic cycles, and influences the estimated endpoint defaults, which in turn influence the net default rate.

        During the first quarter of fiscal 2009, in response to an acceleration in default activity coupled with deterioration in overall consumer credit quality, we increased the weighted average gross default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables from 14.83% to 15.96%. We also increased its assumed weighted average net default rate from 7.68% to 8.30%. The increases in the default rate assumptions during the first quarter of fiscal 2009 resulted in a decrease in the estimated fair value of our residuals receivable of $40.7 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $3.1 million.

        During the second quarter of fiscal 2009, we increased the weighted average gross default rate assumptions from 15.96% to 16.58%, as a result of the trusts' actual default experience and general economic pressure on all consumer asset classes. We also increased our assumed weighted average net default rate from 8.30% to 8.62% during the second quarter of fiscal 2009. These increases in the default rates assumptions resulted in a decrease in the estimated fair value of our residuals receivable of $9.4 million and a decrease in the estimated fair value of its additional structural advisory fees receivable of $3.0 million.

        TERI's Obligation and Ability to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as trigger events, in which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the trigger event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a trigger event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. Under certain of the indentures, a trigger event would not occur even if cumulative loan defaults exceed the specified level if TERI continues to pay claims on defaulted loans and, in the case of certain indentures, is solvent. As a result of the TERI Reorganization, in the third quarter of fiscal 2008, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the trust's pledged account, assuming that recoveries on defaulted loans would replenish such pledged account. Previously, we assumed that TERI would pay default claims on a timely basis and that no default trigger event would occur. Although the overall expected cash flows generated by the trusts would improve as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals would be delayed, reducing their estimated fair value. The change in our assumptions with regard to TERI's obligation and ability to pay claims resulted in a decrease in the estimated fair value of our residuals receivable of $219.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $0.5 million during the third quarter of fiscal 2008. We made no changes to our assumptions regarding TERI's obligation and ability to pay claims during the fourth quarter of fiscal 2008 or the first two quarters of fiscal 2009.

        TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. As of February 9, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to the trusts or lenders, including Union Federal. As a result, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. On January 30, 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of seventeen securitization trusts, and against FMDS as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under Section 552 of the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $575.1 million as of January 31, 2009, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling approximately $27.0 million as of January 31, 2009. We cannot at this time predict the timing, costs or outcome of the adversary proceeding. For purposes of estimating the fair value of our service receivables, we assumed at December 31, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements and that the trusts have rights to the amounts that are the subject of the creditors committee's complaint. A successful challenge to the security interests could decrease materially the value of our service receivables.

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

        A loan in deferment is expected to have a low likelihood of being prepaid. A loan is expected to have a higher likelihood of being repaid during the first, compared to the second, year of repayment. However, after the second year, as a loan becomes more seasoned, the likelihood of a prepayment is expected to increase further, as borrowers increase their earnings power and their ability to partially or fully prepay their loans, or as they establish better credit and are offered more opportunities to consolidate their education loans.

        In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during the second quarter of fiscal 2009 by extending the period during which decreased prepayments are expected to persist. As of December 31, 2008, we assumed that the current prepayment rate would generally persist for 12 months and eventually revert to historical norms during the ensuing 12 months. This change resulted in a $11.3 million increase in the value of the residuals and a $2.4 million increase in the structural advisory fees.

        Discount Rate—Residuals.    In determining an appropriate discount rate for valuing our residuals, we historically have considered a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted average life of our residuals. At September 30, 2008, due to the continued dislocation in the capital markets environment and the private education loan securities sector, we increased the discount rate by an additional 150 basis points. We applied a discount rate of 16.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 17.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities, which resulted in a decrease of $43.6 million in the estimated fair value of our residuals during the first quarter of fiscal 2009.

        During the second quarter of fiscal 2009, we increased the discount rate by 200 basis points, applying a discount rate of 18.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 19.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. In increasing the discount rate, we considered, among other things, widening spreads in subordinate tranches of actual federal loan ABS issuances and actual transactions involving other ABS asset classes, as well as widening indicative spreads, not supported by actual transactions, in subordinate tranches of private education loan ABS. The increase in the discount rate resulted in a decrease of $40.0 million in the estimated fair value of our residuals during the second quarter of fiscal 2009.

        Discount Rate—Additional Structural Advisory Fees.    Historically, we have based the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value. At September 30, 2008, due to the continued dislocation in the capital markets environment and the private education loan securities sector, we increased the discount rate spread by an additional 150 basis points, to 725 basis points. Between June 30, 2008 and September 30, 2008, the 10-year U.S. Treasury Note rate decreased by 15 basis points. As a result we applied a discount rate of 11.07% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a decrease of $14.1 million in the estimated fair value of our additional structural advisory fees during the first quarter of fiscal 2009.

        During the second quarter of fiscal 2009, we increased the discount rate spread by 275 basis points, to 1,000 basis points. In doing so, we considered, among other things, increasing yield curves for certain composite indices for BBB- and BB-rated corporate bond indices with ten year maturities. The 10-year U.S. Treasury Note rate decreased by 161 basis points during the fiscal quarter, to 2.21% at December 31, 2008. As a result, the Company applied a discount rate of 12.21% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $6.1 million in the estimated fair value of the Company's additional structural advisory fees during the second quarter of fiscal 2009.

        Auction Rate Note Interest Rates.    Five private education loan trusts have issued auction rate notes to finance the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auction. We use a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. Historically, the spread over LIBOR used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates.

        Failed auctions have occurred and persisted with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which was calculated as of December 31, 2008, as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least Aa3 by Moody's and AA- by Standard & Poor's, or S&P, as of December 31, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A3 by Moody's and A- by S&P as of December 31, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch and bear interest at a maximum rate, which was calculated as of December 31, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least AA- by Fitch as of December 31, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A- by Fitch as of December 31, 2008. In the event of certain ratings agency actions, these maximum spreads increase further. If any auction rate note were to be rated below Aa3 but at least A3 by Moody's, and below AA- but at least A- by S&P and Fitch, as applicable, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 by Moody's and below A- by S&P and Fitch, as applicable, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

        In October 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 3.50%. In November 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of our auction rate notes. As a result, the interest rate on certain of those auction rate notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50% or, in some cases, to one-month LIBOR plus 3.50%, and the interest rate of certain of those auction rate notes increased from one-month LIBOR plus 2.50% to one-month LIBOR plus 3.50%. We assumed at December 31, 2008 that all outstanding auction rate notes would continue to bear interest at the then-current maximum spreads over one-month LIBOR until their expected maturity dates. The increased cost of funding of these notes resulted in a decrease of $13.1 million in the estimated fair value of our additional structural advisory fees, and a decrease of $31.8 million in the estimated fair value of our residuals, during the second quarter of fiscal 2009. We provide a sensitivity analysis with respect to auction rate notes below, under the caption "—Sensitivity Analysis."

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

        Forward LIBOR Curve.    LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts.

        During the second quarter of fiscal 2009, the forward LIBOR curve decreased by approximately 200 basis points, an unusually large change. The change reduced the estimated fair value of our residuals receivable by $16.1 million, primarily as a result of a reduced spread on the fixed interest ABS, and reduced the estimated fair value of our additional structural advisory fees by $15.4 million, primarily as a result of a lower interest rate applicable to accrued but unpaid fees.

        Fees and Expenses.    Beginning in the fourth quarter of fiscal 2008, we took into account default prevention and other collections related costs for our estimates of the fair value of our additional structural advisory fees and residuals receivable. Previously, these costs were reimbursed by TERI pursuant to our master loan guaranty agreement and were excluded from our valuation model. Due to the termination of the master loan guaranty agreement effective as of May 31, 2008, however, we no longer receive reimbursement for such expenses. At June 30, 2008, we estimated the aggregate costs necessary to achieve our gross default rate assumption, which resulted in a decrease in the estimated fair value of our residual receivable of $15.9 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $0.2 million during the fourth quarter of fiscal 2008. We did not change these estimates during the first six months of fiscal 2009.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees and residuals. Education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the pledged accounts were unavailable to pay the trusts' default claims or if recoveries on defaulted loans were not used to replenish such pledged accounts, or if net defaults increase beyond the level of expected third party reimbursement assumptions, then these changes will have an additional negative effect on the value of our additional structural advisory fees and residuals. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts' education loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

        The following table shows our loan performance and discount rate assumptions and service receivables balances at December 31, 2008 and estimated changes that would result from changes in our assumptions. The effect on the fair value of the structural advisory fees and residuals receivables are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at December 31, 2008. We also discuss below the effect on the fair value of the structural advisory fees and residuals receivables of changes in the assumed spread between one-month LIBOR rates and auction rates.

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

			Management assumption and receivables balance at December 31, 2008
	Percentage change in assumptions			Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	14.57%	15.58%	16.58%	17.57%	18.56%
Total structural advisory fees	$69,241	$67,980	$64,935	$63,049	$61,985
Change in receivables balance	6.63%	4.69%		(2.90)%	(4.54)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total structural advisory fees	$61,990	$63,455	$64,935	$66,271	$67,455
Change in receivables balance	(4.53)%	(2.28)%		2.06%	3.88%
Annual prepayment rate:
Management assumption	6.50%	7.31%	8.12%	8.93%	9.74%
Total structural advisory fees	$65,935	$65,424	$64,935	$64,943	$64,468
Change in receivables balance	1.54%	0.75%		0.01%	(0.72)%
Discount rate:
Management assumption	9.77%	10.99%	12.21%	13.43%	14.65%
Total structural advisory fees	$82,358	$73,061	$64,935	$57,822	$51,587
Change in receivables balance	26.83%	12.52%		(10.95)%	(20.55)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$57,288	$61,078	$64,935	$69,959	$75,627
Change in receivables balance	(11.78)%	(5.94)%		7.74%	16.47%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through December 31, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 16.58%.

			Management assumption and receivables balance at December 31, 2008
	Percentage change in assumptions			Percentage change in assumptions
Residuals	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	14.57%	15.58%	16.58%	17.57%	18.56%
Total residual fees	$182,265	$157,064	$144,017	$137,858	$127,741
Change in receivables balance	26.56%	9.06%		(4.28)%	(11.30)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total residual fees	$129,315	$138,781	$144,017	$148,014	$151,879
Change in receivables balance	(10.21)%	(3.64)%		2.78%	5.46%
Annual prepayment rate:
Management assumption	6.50%	7.31%	8.12%	8.93%	9.74%
Total residual fees	$149,961	$146,950	$144,017	$141,147	$138,316
Change in receivables balance	4.13%	2.04%		(1.99)%	(3.96)%
Discount rate:
Management assumption—non-Triple-B trusts	14.40%	16.20%	18.00%	19.80%	21.60%
Management assumption—Triple-B trusts	15.20%	17.10%	19.00%	20.90%	22.80%
Total residual fees	$226,674	$180,228	$144,017	$115,673	$93,400
Change in receivables balance	57.39%	25.14%		(19.68)%	(35.15)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total residual fees	$128,272	$136,307	$144,017	$151,383	$158,421
Change in receivables balance	(10.93)%	(5.35)%		5.12%	10.00%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through December 31, 2008. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 16.58%.

        As of December 31, 2008, the weighted average interest rate for senior auction rate notes was approximately one-month LIBOR plus 3.14%, and the weighted average interest rate for subordinate auction rate notes was one-month LIBOR plus 3.50%. As of September 30, 2008, the weighted average interest rate for senior auction rate notes was one-month LIBOR plus 1.50% and the weighted average interest rate for subordinate auction rate notes was one-month LIBOR plus 2.50%.

        If all outstanding senior auction rate notes were to bear interest at one-month LIBOR plus 2.50%, but all outstanding subordinate auction rate notes were to continue to bear interest at one-month LIBOR plus 3.50%, the estimated fair value of our residuals would increase by $3.3 million, or 2.3%, and the estimated fair value of our additional structural advisory fees would increase by $2.4 million, or 3.7%, from their respective valuations as of December 31, 2008.

        If all outstanding senior auction rate notes were to bear interest at one-month LIBOR plus 3.50%, but all outstanding subordinate auction rate notes were to continue to bear interest at one-month LIBOR plus 3.50%, the estimated fair value of our residuals would decrease by $4.0 million, or 2.8%, and the estimated fair value of our additional structural advisory fees would decrease by $8.1 million, or 12.5%, from their respective valuations as of December 31, 2008. See "Risk Factors" under Item 1A of Part II of this quarterly report for additional information regarding our trusts' auction rate notes.

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

  •
  we did not have substantially all the risks and rewards of ownership, as TERI provided substantially all of the education loan guarantees;

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

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At December 31, 2008, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or FASB Statement No. 140. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has embarked upon a project to amend FASB Statement No. 140 that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46R. The FASB collected exposure draft comments on this topic on November 14, 2008, however, a final ruling has not been issued as of February 9, 2009. The ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

Results of Operations

Three and six months ended December 31, 2008 and 2007

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

        We facilitated two securitization transactions during the first quarter of fiscal 2008, but did not facilitate any securitization transactions during the second quarter of fiscal 2008, or during the first or second quarters of fiscal 2009. Our estimates of the allocation by marketing channel of our securitization revenues for the first quarter of fiscal 2008, expressed as a percentage of the total principal and accrued interest of private education loans securitized in each channel at the date of securitization, are as follows:

				Percentage yield
Month and year of private label loan securitization	Marketing channel	Volume of loans securitized(1)		Up-front structural advisory fees	Additional structural advisory fees	Residuals	Total(3)
	(dollars in millions)
Fiscal 2008
September 2007	Direct to consumer	$1,640	81%	9.6%	1.2%	6.6%	17.3%
	School channel	387	19	5.1	1.2	2.5	8.8

	Total	$2,027

	Blended yield(2)			8.7	1.2	5.8	15.7

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

        These yields by marketing channel represent an approximate allocation of revenues and costs based on various estimates and assumptions regarding the relative profitability of these loans, and should be read with caution. Furthermore, these yields are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization, the average life of loans, which can be impacted by prepayments, the time of year that the loans are securitized and the relative mix of loans from students with various expected terms to graduation, the structure of, and prevailing market conditions at the time of, a securitization, the marketing fees which our clients earn on loans we securitize for them, along with a number of other factors. Therefore, readers are cautioned that the approximated blended yields and yields by marketing channel above are not be indicative of yields that we will be able to achieve in future securitizations.

        Market demand for private education loan ABS has been volatile, and we believe does not exist for TERI-guaranteed loans as of February 9, 2009. This volatility, and absence of demand for private education loan ABS, has negatively affected, and will likely continue to negatively affect, the cost and availability of certain financing structures previously utilized in the securitization transactions that we have facilitated, including the issuance of subordinate classes of ABS. In addition, we are uncertain as of February 9, 2009, whether the fee structure that we have historically used in facilitating securitization transactions will be used in any future securitizations. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near-term.

  Up-front structural advisory fees

        We did not complete a securitization transaction in the second quarter of fiscal 2008 or the first six months of fiscal 2009 and, accordingly, did not generate any securitization revenues during the periods. We generated $177.5 million in up-front structural advisory fees in the first quarter of fiscal 2008.

  Additional structural advisory fees

        The additional component of structural advisory fees decreased to $(47.4) million during the first six months of fiscal 2009 from $16.4 million during the first six months of fiscal 2008. Additional structural advisory fees decreased to $(29.5) million for the second quarter of fiscal 2009 from $(10.8) million for the second quarter of fiscal 2008. The decrease in additional structural advisory fees between the six-month and three-month periods was primarily due to the changes in assumptions we use to estimate the fair value of our additional structural advisory fees, a decrease in LIBOR and decreased securitization volume between the fiscal 2009 and fiscal 2008 periods.

        The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the six and three months ended December 31, 2008 and 2007:

	Six months ended December 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$113,842	$133,644
Additions from new securitizations	—	24,304
Cash received from trust distributions	(1,504)	—
Trust updates:
Passage of time (present value accretion)	5,430	5,071
Assumption changes:
(Increase) decrease in average prepayment rate	2,358	(3,535)
Increase in discount rate assumption	(20,189)	(622)
Increase in timing and average default rate	(6,164)	(2,668)
Increase in auction rate notes spread	(13,087)	(86)
(Decrease) in forward LIBOR curve	(19,531)	(5,798)
Other factors	3,780	(278)

Net change from trust updates	(47,403)	(7,916)

Fair value at end of period	$64,935	$150,032

	Three months ended December 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$94,475	$160,807
Additions from new securitizations	—	—
Cash received from trust distributions	(27)	—
Trust updates:
Passage of time (present value accretion)	2,641	2,662
Assumption changes:
(Increase) decrease in average prepayment rate	2,358	(3,535)
Increase in discount rate assumption	(6,123)	(3,423)
Increase in timing and average default rate	(3,031)	(2,668)
Increase in auction rate notes spread	(13,087)	(86)
(Decrease) in forward LIBOR curve	(15,396)	(3,007)
Other factors	3,125	(718)

Net change from trust updates	(29,513)	(10,775)

Fair value at end of period	$64,935	$150,032

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect, as of February 9, 2009, to begin to receive approximately five to 17 years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We also make assumptions about the pledged accounts, including periodic replenishments thereof, the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

        During the first six months of fiscal 2009, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $47.4 million. During the first six months of fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $7.9 million. The decrease during the first six months of fiscal 2009 was primarily due to the impact of a decrease in the forward LIBOR curve and changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our discount rate assumption and the assumed cost of funding for auction rate notes, which more than offset the accretion of discounting inherent in the fair value estimates. The decrease during the first six months of fiscal 2008 was primarily due to the impact of increases we made to the prepayment rate and default rate assumptions we use to estimate the fair value of our additional structural advisory fees receivable.

        During the second quarter of fiscal 2009, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $29.5 million. The decrease during the second quarter of fiscal 2009 was due primarily to the impact of a decrease in the forward LIBOR curve and changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our discount rate assumption and the assumed cost of funding for auction rate notes. During the second quarter of fiscal 2008, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $10.8 million. The decrease during the second quarter of fiscal 2008 was due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable including the forward LIBOR curve, prepayment rates, and default rates.

        For a discussion of changes we made during the first six months of fiscal 2009 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

  Residuals

        Service revenues from residuals decreased by $92.3 million, to $(149.2) million for the first six months of fiscal 2009 from $(56.9) million for the first six months of fiscal 2008. Service revenues from residuals decreased by $90.6 million, to $(69.1) million for the second quarter of fiscal 2009, compared to $(159.7) million for the second quarter of fiscal 2008. We did not conduct a securitization transaction in the second quarter of fiscal 2008 or in the first six months of fiscal 2009. As a result, we did not recognize any residuals from new securitizations in those periods. The decrease in service revenues from residuals in the fiscal 2009 periods compared to the fiscal 2008 periods was primarily a result of changes we made to certain assumptions we use to estimate the value of our residuals receivable as well as $117 million of revenues from new securitizations during the first six months of fiscal 2008.

        The following table summarizes the changes in our estimate of the fair value of the residuals receivable for the six and three months ended December 31, 2008 and 2007:

	Six months ended December 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$293,255	$665,115
Additions from new securitizations	—	116,972
Trust updates:
Passage of time (present value accretion)	19,752	43,570
Assumption changes:
(Increase) decrease in average prepayment rates	11,336	(46,597)
Increase in discount rate assumption	(83,634)	(71,680)
Increase in timing and average default rate	(50,108)	(36,173)
Increase in auction rate notes spread	(31,779)	(34,323)
(Decrease) in forward LIBOR curve	(22,113)	(12,957)
Other factors	7,308	(15,694)

Net change from trust updates	(149,238)	(173,854)

Fair value at end of period	$144,017	$608,233

	Three months ended December 31,
	2008	2007
	(in thousands)
Fair value at beginning of period	$213,099	$767,979
Additions from new securitizations	—	—
Trust updates:
Passage of time (present value accretion)	8,821	23,667
Assumption changes:
(Increase) decrease in average prepayment rates	11,336	(46,597)
Increase in discount rate assumption	(39,991)	(46,498)
Increase in timing and average default rate	(9,380)	(36,173)
Increase in auction rate notes spread	(31,779)	(34,323)
(Decrease) in forward LIBOR curve	(16,129)	(7,373)
Other factors	8,040	(12,449)

Net change from trust updates	(69,082)	(159,746)

Fair value at end of period	$144,017	$608,233

        As we do with our additional structural advisory fees, on a quarterly basis, we update our estimate of the fair value of our residuals. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in these fair value estimates, and we also adjust for any changes in the assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we consider in our estimates. We also make assumptions about the pledged accounts, including periodic replenishments thereof, the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our residuals, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

        Our estimates of the fair value of our residuals receivable resulted in a decrease in the aggregate carrying value of approximately $149.2 million during the first six months of fiscal 2009 and a decrease of $173.9 million during the first six months of fiscal 2008. Our estimates of the fair value of our residuals receivable resulted in a decrease in the aggregate carrying value of approximately $69.1 million during the second quarter of fiscal 2009 and a decrease of $159.7 million during the second quarter of fiscal 2008. The decreases during the fiscal 2009 periods were due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our residuals receivable, particularly increases in discount rates, auction rate note spreads and our weighted average gross default rates. The negative impact of these changes to our assumptions, together with a decrease in securitization volumes between six month periods, more than offset the positive impact of the passage of time. For a discussion of our decision during the first six months of fiscal 2009 to change the assumptions we use to estimate the value of our residuals receivable see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale." During the first six months of fiscal 2008, the positive impact of the passage of time was more than offset by increases in our discount rate, prepayment rate, default rate, and auction rate note spread assumptions for the same period.

  Processing fees from TERI

        Processing fees from TERI decreased to $2.6 million for the first six months of fiscal 2009 from $83.5 million for the first six months of fiscal 2008. Processing fees from TERI decreased to $0.2 million for the second quarter of fiscal 2009 from $37.3 million for the second quarter of fiscal 2008. The decrease during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily due to the impact of the TERI Reorganization on our facilitated loan volume, including the termination of the master servicing agreement effective May 31, 2008 and transition servicing agreement effective September 29, 2008. We do not expect to receive a material amount of processing fees from TERI in the future.

  Administrative and other fees

        Administrative and other fees decreased to $8.4 million for the first six months of fiscal 2009 from $24.9 million for the first six months of fiscal 2008. Administrative and other fees increased to $4.8 million for the second quarter of fiscal 2009 from $3.1 million for the second quarter of fiscal 2008. The decrease during the six month period was primarily due to a reduction in marketing fees earned by us and decreased reimbursable expenses that we generated between periods from marketing coordination services provided to some of our clients. We generated approximately $3.7 million in marketing fees during the first six months of fiscal 2009, compared to approximately $20.0 million in marketing fees and reimbursable expenses from marketing coordination services during the first six months of fiscal 2008. We earned administrative fees for the daily management of the securitization trusts of approximately $3.7 million during the first six months of fiscal 2009 and $3.6 million during the first six months of fiscal 2008. We earned administrative fees for the daily management of the securitization trusts of approximately $1.8 million during the second quarter of fiscal 2009 and $1.9 million during the second quarter of fiscal 2008.

Net Interest Income

        Net interest income increased to $14.6 million for the first six months of fiscal 2009 from $11.2 million for the first six months of fiscal 2008. Net interest income increased to $7.5 million for the second quarter of fiscal 2009 from $6.8 million for the second quarter of fiscal 2008. The increases in the current year periods were primarily due to higher average education loan balances outstanding at our subsidiary, Union Federal, during the first six months of fiscal 2009 compared to the first six months of fiscal 2008. Net interest income earned by Union Federal of $13.5 million and $7.0 million during the first six months of fiscal 2009 and the second quarter of fiscal 2009, respectively, and $6.6 million and $4.3 million during the first six months of fiscal 2008 and the second quarter of fiscal 2008, respectively, was primarily derived from education loans held for sale during each period.

        The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and six months ended December 31, 2008 and 2007.

Consolidated Average Balance Sheet, Interest and Rates
(Taxable-Equivalent Interest and Rates, in thousands, except rates)

	Three months ended December 31,
	2008			2007
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
Assets
Cash and cash equivalents—taxable	$124,561	$172	0.55%	$131,048	$1,388	4.21%
Cash and cash equivalents—tax exempt	3,138	10	2.01	19,458	170	5.36
Federal funds sold	42,449	40	0.38	42,266	489	4.60
Investments—taxable	9,245	126	5.38	11,002	151	5.47
Investments—tax exempt	71,825	436	3.71	132,550	1,135	5.24
Education loans	509,491	11,352	8.84	267,680	7,299	10.85
Mortgage loans	10,622	134	5.00	12,035	187	6.18

Total interest-earning assets	771,331	12,270	6.53%	616,039	10,819	7.65%
Cash and cash equivalents	806			449
Service receivables	254,547			905,907
Other assets	115,320			90,192

Total assets	$1,142,004			$1,612,587

Liabilities
Savings accounts	$57,785	$488	3.35%	$50,112	$616	4.89%
Money market accounts	40,614	453	4.43	—	—	—
Brokered deposits	77,304	585	3.00	63,592	839	5.25
Warehouse line of credit	245,074	3,041	4.92	180,358	2,459	5.42
Other short-term borrowings	16,957	38	0.89	—	—	—
Other interest-bearing liabilities	12,442	191	6.10	8,417	127	5.98

Total interest-bearing liabilities	450,176	4,796	4.23%	302,479	4,041	5.31%
Noninterest-bearing deposits	8,514			46
All other liabilities	37,646			340,198

Total liabilities	496,336			642,723

Stockholders' equity	645,668			969,864

Total liabilities and stockholders' equity	$1,142,004			$1,612,587

Net interest margin	771,331	7,474	3.84%	616,039	6,778	4.38%

	Six months ended December 31,
	2008			2007
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
Assets
Cash and cash equivalents—taxable	$109,513	$587	1.06%	$105,000	$2,338	4.43%
Cash and cash equivalents—tax exempt	6,174	60	2.96	16,895	310	5.62
Federal funds sold	66,076	462	1.39	36,500	872	4.75
Investments—taxable	9,271	251	5.38	11,253	309	5.46
Investments—tax exempt	72,045	889	3.76	127,106	2,314	5.57
Education loans	506,195	21,837	8.56	211,532	11,526	10.84
Mortgage loans	10,769	285	5.26	12,239	384	6.25

Total interest-earning assets	780,043	24,371	6.42%	520,525	18,053	7.64%
Cash and cash equivalents	685			497
Service receivables	320,862			866,976
Other assets	83,369			101,255

Total assets	$(1,184,959)			$1,489,253

Liabilities
Savings accounts	$59,863	$1,012	3.36%	$47,627	$1,189	4.96%
Money market accounts	42,125	829	3.90	—	—	—
Brokered deposits	110,284	1,750	3.15	61,560	1,631	5.27
Warehouse line of credit	244,398	5,737	4.66	135,939	3,734	5.46
Other short-term borrowings	8,478	38	0.88	—	—	—
Other interest-bearing liabilities	13,290	393	5.86	8,748	338	7.69

Total interest-bearing liabilities	478,438	9,759	4.05%	253,874	6,892	5.40%
Noninterest-bearing deposits	4,851			81
All other liabilities	43,876			321,754

Total liabilities	527,165			575,709

Stockholders' equity	657,794			913,544

Total liabilities and stockholders' equity	$1,184,959			$1,489,253

Net interest margin	780,043	14,612	3.72%	520,525	11,161	4.26%

Analysis of Changes in Net Interest Income
For the three months ended December 31, 2007 and
the three months ended December 31, 2008
(in thousands)

	Due to Change in
	Volume	Rate	Net Change
Cash and cash equivalents—taxable	$(65)	$(1,151)	$(1,216)
Cash and cash equivalents—tax exempt	(143)	(17)	(160)
Federal funds sold	3	(452)	(449)
Investments—taxable	(23)	(2)	(25)
Investments—tax exempt	(518)	(181)	(699)
Education loans	6,631	(2,578)	4,053
Mortgage loans	(22)	(31)	(53)

Total interest income			1,451

Savings accounts	$96	$(224)	$(128)
Money market accounts	453	—	453
Brokered deposits	184	(438)	(254)
Warehouse line of credit	892	(310)	582
Other short-term borrowings	38	—	38
Other interest-bearing liabilities	61	3	64

Total interest expense			755

Net increase in net interest income			$696

Analysis of Changes in Net Interest Income
For the six months ended December 31, 2007 and
the six months ended December 31, 2008
(in thousands)

	Due to Change in
	Volume	Rate	Net Change
Cash and cash equivalents—taxable	$107	$1,858	$1,751
Cash and cash equivalents—tax exempt	(197)	(53)	(250)
Federal funds sold	711	(1,121)	(410)
Investments—taxable	(54)	3	(58)
Investments—tax exempt	(999)	(426)	(1,425)
Education loans	16,132	(5,821)	10,311
Mortgage loans	(45)	(54)	(99)

Total interest income			6,318

Savings accounts	$309	$(486)	$(177)
Money market accounts	829	—	829
Brokered deposits	1,299	(1,180)	119
Warehouse line of credit	2,998	(995)	2,003
Other short-term borrowings	38	—	38
Other interest-bearing liabilities	177	(122)	55

Total interest expense			2,867

Net increase in net interest income			$3,451

Non-interest Expenses

        Total non-interest expenses, including compensation and benefits expenses and general and administrative expenses but excluding unrealized losses on loans held for sale, decreased to $69.5 million for the first six months of fiscal 2009 from $171.2 million for the first six months of fiscal 2008. On the same basis, non-interest expenses decreased to $29.8 million for the second quarter of fiscal 2009 from $73.7 million for the second quarter of fiscal 2008. Compensation and benefits decreased to $25.6 million for the first six months of fiscal 2009 from $51.7 million for the first six months of fiscal 2008. Compensation and benefits decreased to $10.3 million for the second quarter of fiscal 2009 from $19.7 million for the second quarter of fiscal 2008. General and administrative expenses decreased to $44.0 million for the first six months of fiscal 2009 from $119.5 million for the first six months of fiscal 2008. General and administrative expenses decreased to $19.5 million for the second quarter of fiscal 2009 from $54.0 million for the second quarter of fiscal 2008.

        The decrease in compensation and benefits expense during the first six months of fiscal 2009 and second quarter of fiscal 2009 as compared to the prior year periods was primarily the result of a decrease in personnel and a decrease in incentive compensation accruals, offset in part by severance costs. During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees. Following these reductions, we had 234 full-time employees as of December 31, 2008, compared to 1,048 employees as of December 31, 2007.

        General and administrative expenses decreased during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 as a result of decreases in several categories of expenses. Marketing coordination expenses decreased to $3.5 million for the first six months of fiscal 2009 from $46.9 million for the first six months of fiscal 2008. The decrease in marketing coordination expense was primarily due to the termination by some clients of their marketing coordination agreements. External call center costs and temporary employment services costs decreased to $1.0 million for the first six months of fiscal 2009 from $23.7 million in the first six months of fiscal 2008. The decrease in these costs was primarily due to decreases in personnel necessary to process the decreasing volume of loans facilitated between periods. Equipment expenses decreased to $3.6 million for the first six months of fiscal 2009 from $6.9 million for the first six months of fiscal 2008 principally as a result of lower software license and maintenance costs. The decrease in equipment expenses are due to non-renewal of contracts and a decrease in spending due to a decrease in loan volumes and a lack of securitizations. Depreciation and amortization expense increased to $9.7 million for the first six months of fiscal 2009 from $9.5 million for the first six months of fiscal 2008. The increase in depreciation is due to placing certain software projects into service. Professional fees decreased to $6.2 million for the first six months of fiscal 2009 from $7.5 million for the first six months of fiscal 2008 primarily due to a decrease in the use of consultants. Occupancy expenses decreased to $4.9 million for the first six months of fiscal 2009 from $7.1 million in the first six months of fiscal 2008 is a result of lower communications costs, utilities and office maintenance costs.

        General and administrative expenses decreased during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as a result of decreases in several categories of expenses. Marketing coordination expenses decreased to $0.1 million for the second quarter of fiscal 2009 from $20.1 million for the second quarter of fiscal 2008. The decrease in marketing coordination expense was primarily due to the termination by some clients of their marketing coordination agreements between periods. External call center costs and temporary employment services costs decreased to $0.3 million for the second quarter of fiscal 2009 from $9.8 million in the second quarter of fiscal 2008. The decreases in temporary employment services expense and external call center costs were primarily due to decreases in personnel necessary to process the decreasing volume of loans facilitated between periods.

Unrealized Losses on Loans Held for Sale

        Our loans held for sale at December 31, 2008 consisted of $461.0 million in education loans originated by Union Federal. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. We recorded a reduction in the carrying value of loans held for sale of $50.5 million and $29.3 million during the first six months and the second quarter of fiscal 2009, respectively. We did not adjust the carrying value of loans held for sale during the first six months of fiscal 2008. As of December 31, 2008, $7.8 million of the loans held for sale were greater than 90 days past due.

Income Tax Expense (Benefit)

        Income tax benefit increased to $104.8 million for the first six months of fiscal 2009 from income tax expense of $34.8 million for the first six months of fiscal 2008. The increase in income tax benefit was primarily the result of a decrease in the amount of income before income tax expense between periods due to the decrease in securitization volume between periods and the non cash adjustments to our service receivables and loans held for sale. During the first six months of fiscal 2009, our effective tax rate, or the income tax expense (benefit) as a percentage of income (loss) before income tax expense (benefit), decreased to 36.0% from an effective tax rate of 40.5% for the first six months of fiscal 2008. The decrease in our effective tax rate was primarily due to valuation allowances provided for certain deductable temporary differences and changes in the relative sources of total revenues between periods.

Financial Condition, Liquidity and Capital Resources

        Our liquidity requirements have historically consisted of capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, repurchases of our common stock, quarterly cash dividends and infusions of regulatory capital into Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, our board of directors has eliminated regular quarterly cash dividends for the foreseeable future. In addition, we do not expect to repurchase shares of common stock for the foreseeable future. In fiscal 2009, we expect our overall operational cash spend to decrease on an annualized basis by approximately 70% compared to fiscal 2008, including reduction of marketing coordination and operational expenses.

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through revenues from operations, cash, cash equivalents and investments, and, subject to disposition of its current portfolio of education loans, various sources of funding that may be available to Union Federal to finance education loans. In August 2008, we received aggregate gross proceeds of approximately $132.7 million from the sale of preferred stock to affiliates of GSCP. The proceeds from the sale of preferred stock significantly improved our ability to meet our short-term liquidity requirements, although we remain uncertain about future regulatory capital requirements relating to Union Federal. We believe, based on our operating plan as of February 9, 2009 and the proceeds of the sale of preferred stock, that our cash, cash equivalents, investments and revenues from operations will be sufficient to fund our operations through fiscal 2010.

        Our business has been and continues to be adversely impacted by the current ABS market dynamics, including an inability to access the securitization market and interim financing facilities. We did not complete a securitization transaction during the first six months of fiscal 2009, and we do not expect to complete a securitization in the near-term. Our inability to generate up-front structural advisory fees has eroded our short-term liquidity position. We expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term.

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

        In July 2007, UFSB Private Loan SPV, LLC, or UFSB-SPV, entered into a $300.0 million education loan warehouse facility with a conduit lender to fund the purchase of education loans from Union Federal. At December 31, 2008, $245.7 million was outstanding. Under the facility, UFSB-SPV pledged the purchased education loans as collateral for the advances it received from the conduit lender. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, or the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In October, November and December 2008, additional events of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse to us under the indenture is limited to education loans pledged as collateral.

        In November 2008, Union Federal entered into an agreement with the Federal Reserve Bank of Boston to provide a credit facility to fund operations. At December 31, 2008, $50.0 million was outstanding under the facility. Union Federal has pledged education loans as collateral for the advances it received from the facility lender. Union Federal can borrow up to 75%, or $186.4 million, of the outstanding principal of education loans in a current repayment status as of December 31, 2008. The interest rate on the facility is variable based on the Federal Reserve Bank of Boston's stated rates, which was 0.50% at December 31, 2008. All of the borrowings are due by March 31, 2009.

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

        Union Federal's equity capital was $91.6 million at December 31, 2008. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Union Federal met all quantitative capital adequacy requirements to which it was subject as of December 31, 2008 and June 30, 2008, and had a total risk-based ratio of 18.07% and 22.14%, a Tier 1 risk-based ratio of 18.06% and 22.08%, and a Tier 1 core capital ratio of 17.03% and 18.43%, respectively. As of December 31, 2008 and June 30, 2008, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal, and we are in discussions with the OTS regarding, among other things, the provision by us of additional regulatory capital. Additional infusions of regulatory capital into Union Federal could adversely affect our short-term liquidity.

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

        Our actual liquidity and capital funding requirements may depend on a number of factors, including:

  •
  the extent to which our services, including services that we are in the process of developing, gain market acceptance and remain competitive;

  •
  the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

  •
  our eligibility to participate in the TALF administered by the Federal Reserve Bank of New York;

  •
  the amount and timing of receipt of additional structural advisory fees and residuals;

  •
  our operating and information systems needs;

  •
  regulatory capital requirements applicable to Union Federal;

  •
  damages that we may owe former clients as a result of a failure to securitize their loans;

  •
  the timing and magnitude of income tax payments created by our residual interests;

  •
  the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders; and

  •
  the availability of education loans or grants through federal programs.

Treasury Stock

        We had treasury stock of $184.2 million at December 31, 2008 and $184.0 million at June 30, 2008. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of December 31, 2008, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by our board of directors.

        On April 24, 2007, our board of directors approved the repurchase of up to 10 million shares of our common stock. The 10 million shares authorized for repurchase included 3.4 million shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. As of December 31, 2008, we had repurchased an aggregate of 1.2 million shares at an average price, excluding commissions, of $36.17 per share, under this repurchase program. At December 31, 2008, a maximum of 8.8 million shares may be repurchased under the repurchase program approved by the board of directors on April 24, 2007. We did not repurchase any shares of common stock pursuant to this program during the first six months of fiscal 2009.

Cash, Cash Equivalents, Federal Funds Sold and Investments

        At December 31, 2008 and June 30, 2008, we had $222.0 million and $221.1 million, respectively, in cash, cash equivalents, federal funds sold and investments. The increase in cash, cash equivalents, federal funds sold and investments is primarily due to cash received from the issuance of series B preferred stock to affiliates of GSCP, offset by cash used to reduce deposits, fund operations, and pay income taxes.

        Cash, cash equivalents, federal funds sold and investments at December 31, 2008 and June 30, 2008 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by our subsidiary, Union Federal.

Loans Held for Sale

        Our loans held for sale decreased to $461.0 million at December 31, 2008 from $497.3 million at June 30, 2008. The decrease in loans held for sale is due to the fair value writedown of $50.5 million during the first six months of fiscal 2009 partially offset by capitalized interest income. Our loans held for sale at December 31, 2008 and June 30, 2008 were comprised of education loans.

Service Receivables

        Our service receivables decreased to $209.0 million at December 31, 2008 from $411.2 million at June 30, 2008, primarily as a result of changes we made to assumptions we use to estimate the fair value of our residual and additional structural advisory fee receivables. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenues and Receivables and the Valuation of Education Loans Held for Sale."

        The following chart illustrates the pre-tax amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals. The information presented reflects our trust performance assumptions and undiscounted cash flow estimates from outstanding securitization trusts as of December 31, 2008. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale" for a discussion of our key assumptions, as well as a sensitivity analysis of hypothetical changes to those assumptions. You are cautioned that the valuation assumptions require our subjective judgment and are susceptible to change. We have made in the past, and will likely need to make in the future, adjustments to our valuation assumptions. The actual cash releases from additional structural advisory fees and residuals that we receive from the trusts, and the actual timing of receipt, could be materially different than reflected in the chart below as a result of variances between the actual performance of the securitization trusts and the assumptions as of December 31, 2008, including assumptions relating to the sufficiency of pledged accounts, and the periodic replenishment thereof, and cumulative default rates of the securitization trusts and TERI's claims paying ability.

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

Property and Equipment, net

        During the first six months of fiscal 2009, our property and equipment, net decreased by $10.5 million, primarily as a result of a $1.4 million write-off of fixed assets that were taken out of service during the period, as well as $9.7 million of depreciation expense recorded during the period. During the first six months of fiscal 2009, we had $0.3 million in acquisitions of equipment.

Other Prepaid Expenses

        Our other prepaid expenses decreased to $9.2 million at December 31, 2008 from $15.4 million at June 30, 2008. The balance at June 30, 2008 included $10.5 million provided to the trusts to cover preclaim collection costs. As of December 31, 2008, the trusts had used $4.1 million of the

$10.5 million provided to them. The remaining decrease in other prepaid expenses was primarily due to a decrease in prepaid insurance of $0.8 million and other various prepaid items.

Other Assets

        Other assets increased to $5.4 million at December 31, 2008 from $3.8 million at June 30, 2008 primarily due to a receivable of $0.8 million for marketing, processing and origination services performed on behalf of third party lenders and a rental deposit of $0.5 million.

Deposits

        Deposits decreased to $138.0 million at December 31, 2008 from $244.1 million at June 30, 2008. Brokered deposits decreased by $115.2 million and savings accounts decreased by $49.6 million, which were partially offset by an increase of $58.7 million in money market, savings accounts, demand deposit accounts and time deposits.

Education Loan Warehouse Facility

        We had $245.7 million in borrowings outstanding at December 31, 2008 under the education loan warehouse facility between Union Federal and a conduit lender. We had $242.9 million in borrowings outstanding under the facility at June 30, 2008. The facility provided interim financing which we used to fund the disbursement of education loans by Union Federal. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. The conduit lender may elect for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election, in which case UFSB-SPV would pay fees at the lower rates in effect prior to the letter agreement. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In October, November and December 2008, additional events of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse under the indenture is limited to education loans pledged as collateral.

Other Short-term Borrowings

        We had $50.0 million in other short-term borrowings outstanding at December 31, 2008 from the Federal Reserve Bank of Boston. Such borrowings are collateralized by up to 75% of the education loans held by our subsidiary, Union Federal, outside of UFSB-SPV. The short-term borrowings mature at various dates over the 90 day period subsequent to December 31, 2008.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses decreased to $20.1 million at December 31, 2008 from $20.5 million at June 30, 2008. Our accounts payable were $0.4 million lower at December 31, 2008 as compared to June 30, 2008 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Payable

        Our income taxes payable liability of $31.3 million at June 30, 2008 changed to a prepaid income tax asset of $6.8 million at December 31, 2008. The decrease in our income taxes payable is primarily due to tax payments from fiscal 2008 made during the period as well as lower taxable income earned during the first six months of fiscal 2009.

Net Deferred Income Tax Liability/Asset

        Our net deferred income tax liability of $10.4 million at June 30, 2008 changed to a deferred income tax asset of $91.8 million at December 31, 2008. We have a net deferred income tax asset primarily because, under GAAP, we recognize additional structural advisory fees and residuals in our financial statements earlier than they are recognized for income tax purposes. Our net deferred income tax liability changed to an asset primarily as a result of the decrease in additional structural advisory fees and residuals receivables at December 31, 2008 compared to June 30, 2008.

Other Liabilities

        Other liabilities decreased to $11.0 million at December 31, 2008 from $14.1 million at June 30, 2008. Other liabilities primarily include our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The decrease in other liabilities is primarily due to a decrease in lease obligations and deferred rent.

Contractual Obligations

        As of December 31, 2008, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2008.

Cash Flows

        Our net cash used in operating activities decreased to $68.0 million for the first six months of fiscal 2009, compared to cash used in operating activities of $225.9 million for the first six months of fiscal 2008. The decrease in cash used in operations resulted primarily from a $306.8 million reduction in the funding of education loans.

        Our cash provided by investing activities was $54.7 million for the first six months of fiscal 2009, compared to cash used in investing activities of $45.6 million for the first six months of fiscal 2008. Net cash provided by investing activities during the first six months of fiscal 2009 was primarily a result of the decrease in federal funds sold of $57.0 million which were used to repay brokered deposits.

        Net cash provided by financing activities decreased to $68.1 million during the first six months of fiscal 2009, compared to net cash provided by financing activities of $349.4 million during the first six months of fiscal 2008. Net cash provided by financing activities decreased during the first six months of fiscal 2009 primarily as a result of a lower growth in deposits and less need to fund education loans.

        We expect that our capital expenditure requirements for the final two quarters of fiscal 2009 will be approximately $0.7 million. We expect to use these funds primarily for reconfiguration of systems for a new product set that we are developing.

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with private education loan programs, from program design through securitization of the loans. We have structured and facilitated the securitization of education loans for our clients through a series of bankruptcy remote, qualified special purpose trusts.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents, Federal Funds Sold and Investments

        We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At December 31, 2008, cash, cash equivalents, investments and federal funds sold consisted primarily of investments in variable rate demand notes, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by Union Federal, all of which were due on demand or within one year, except the Federal Home Loan Bank bonds, which are due beginning in 2034. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash, cash equivalents, federal funds sold or investments.

Risks Related to Loans Held for Sale and Deposits

        We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at December 31, 2008 consisted of $461.0 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value and as a result of their variable interest rates, are not subject to interest rate sensitivity. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. At December 31, 2008, our education loans had an average interest rate of approximately 8.40%. All of our education loans, and approximately 56% of our mortgage loans, have variable interest rates.

        We held deposits of $138.0 million at December 31, 2008. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At December 31, 2008, our deposits had an average interest rate of approximately 3.24%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 84% of our deposits have fixed interest rates of 6 months or less.

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

        Our assumptions regarding TERI's obligation and ability to pay claims on defaulted loans affects the expected timing of cash payments to us in respect of additional structural advisory fees and residuals, which in turn affects our estimates of their fair value. If we were to determine that recoveries with respect to a trust's defaulted education loans would be unavailable to replenish the trust's pledged account, the estimated value of our additional structural advisory fees and residuals would be reduced. In addition, increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees and residuals. For an analysis of the estimated change in our structural advisory fees and residuals receivables balance at December 31, 2008 based on changes in our loan performance assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis." For a chart illustrating the amount and timing of cash flows expected to be released to us from additional structural advisory fees and residuals, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

Item 4—Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1—Legal Proceedings

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

        On November 28, 2008, a consolidated amended complaint was filed by the lead plaintiffs and contained similar allegations as the earlier complaints. On February 9, 2009, we filed a motion to dismiss the amended complaint. Plaintiffs opposition to our motion to dismiss is due to be filed in April 2009. A class had not been certified in the actions as of February 9, 2009.

        In addition, three federal derivative lawsuits, and one state derivative lawsuit, have been filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts and Massachusetts Superior Court, respectively. The derivative complaints allege various violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the federal court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. In January 2009, the state court stayed the state derivative action until July 2009.

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

Item 1A—Risk Factors

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

        We have updated certain of the following risk factors to reflect financial, operational and investment information for the most recently completed fiscal quarter. We have made material changes to the following risk factors as compared to the version disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008:

  •
  If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

  •
  Our assumptions regarding the future cost of funding of auction rate notes, are highly uncertain and greatly effect the valuation of our service receivables.

  •
  Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivable, as well as demand for private education loans and our services.

  •
  The creditors committee is challenging the enforceability of certain of the trusts' security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We have historically derived a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans to investors. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with past securitizations, we have received compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees and residuals we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. We derived approximately $320.4 million in revenue from new securitizations in fiscal 2008.

        We did not complete a securitization during the second, third or fourth quarters of fiscal 2008 or during the first or second quarters of fiscal 2009, which contributed to our net losses for each quarter. Our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007. We do not expect to complete a securitization in the near term and may not complete any securitizations during fiscal 2009. In addition, we expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past. We also expect investors to have limited or no demand for subordinate tranches of ABS in securitization transactions, if any, that we may be able to facilitate in the foreseeable future. The inability to access the securitization market, together with the TERI Reorganization, has impacted our client relationships, reduced our facilitated loan volume and challenged our business prospects. If we continue to be unable to access the ABS market, our revenues may continue to decline and we may continue to generate net losses, which would further erode our liquidity position. We will need to continue to adapt and gain market acceptance for our products and services, or develop alternative means for generating revenues, in order to overcome the challenges we are facing.

A number of factors, some of which are beyond our control, have adversely affected and may continue to adversely affect our securitization activities and thereby adversely affect our results of operations.

        Our near-term financial performance and the success of our business depend in large part on our ability to structure securitizations. Several factors have had, and may continue to have, a material adverse effect on both our ability to structure securitizations and the revenue we generate for providing our structural advisory and other services, including the following:

  •
  persistent and prolonged disruption or volatility in the capital markets generally or in the private education loan ABS sector specifically, which could continue to restrict or delay our access to the capital markets;

  •
  our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors;

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

  •
  developments in connection with the TERI Reorganization, including rejection by TERI of its guaranty agreements, challenges to the trusts' security interests in collateral, any further downgrading or withdrawal of ratings assigned to TERI or to securities previously issued in securitizations that we structured, or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

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

  •
  the timing and size of education loan-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, could impact pricing or demand for our securitizations;

  •
  inability of financial guaranty providers to offer sufficient credit enhancement in the securitizations that we structure or in education loan-backed securitizations generally;

  •
  challenges to the enforceability of education loans based on violations of federal or state consumer protection laws and related regulations, or imposition of penalties or liability on assignees of education loans for violation of such laws and regulations; and

  •
  changes to bankruptcy laws that change the current non-dischargeable status of education-related loans, which could materially adversely affect recovery rates on defaulted loans.

        We have actually experienced, or are at particular risk of experiencing in the near term, the first seven factors listed above.

        A portion of the securities issued since 1998 in securitization transactions that we structured were sold to asset-backed commercial paper conduits. If these or similar asset-backed conduits cease to purchase securities in the securitizations that we structure, we may experience a delay in the timing of our securitizations as we seek to find alternate channels of distribution.

Capital markets dislocations, and the timing, size and structure of any future capital markets transactions, will greatly affect our quarterly financial results.

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital markets transactions that we have facilitated and, to a lesser extent, the seasonality of education loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. Recent disruptions and volatility in the ABS market have adversely affected our ability to structure securitizations and will affect the terms of any future capital markets transactions that we are able to structure. In fiscal 2008, we facilitated two securitizations in the first quarter, but no securitizations during the remainder of fiscal 2008. We did not facilitate any securitization transactions during the first six months of fiscal 2009 and do not expect to facilitate any in the near-term. Conditions in the capital markets have also led to significant write-downs of our service receivables and the portfolio of private student loans held by Union Federal, which have contributed to the variability of our quarterly revenue and operating results. Continuing dislocations in the capital markets, and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. We are uncertain whether the fee structure that we have historically used will be used in any future securitization transaction. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term. Developments in the TERI Reorganization, including legal challenges to the trusts' security interests and resulting write-downs in our service receivables, could also contribute to increased variability of our operating results. Finally, our operating results may continue to be affected by the seasonality of education loan applications and loan originations. Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

        Education loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs. We were unable to complete a securitization transaction during the first six months of fiscal 2009, and we do not expect to complete a securitization in the near-term. In addition, we have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Other sources of funding have not been available to us on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing and terms and conditions of alternative funding mechanisms that we have pursued. In addition, we are uncertain as of February 9, 2009 whether we will be eligible to participate in the TALF. In the meantime, our facilitated loan volume available for securitization has grown since the securitization transactions we completed in the first quarter of fiscal 2008. At December 31, 2008, the principal balance of loans facilitated and available to us for securitization was approximately $2.4 billion of which $94.4 million was facilitated in the first six months of 2009.

        Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Our purchase agreements applicable to approximately $1.2 billion of the facilitated loan volume available for securitization as of December 31, 2008 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. If we do not honor our contractual obligations, our value proposition to clients and prospective clients would be compromised, our relationships with current clients could terminate and our prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

In structuring and facilitating securitizations of our clients' loans and as holders of rights to receive residual cash flows in those trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance education loans that our clients originate. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts issue, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts to disclose adequately all material information regarding an investment in the ABS or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

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

        We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivable, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include: discount rates; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, and the spread between LIBOR and auction rates; the expected annual rate and timing of loan defaults, and TERI's obligation and ability to pay default claims; expected recoveries of defaulted loans, including the use of recoveries to replenish trusts' pledged funds; the source and amount of guaranty payments made on defaulted loans; and the fees and expenses of the securitization trusts. Our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, and management's ability to determine which factors are more heavily weighted in our estimates, and to accurately incorporate those factors into our estimates, are subjective and can have a material effect on valuations.

        We have adjusted our key accounting assumptions throughout fiscal 2008 and the first six months of 2009. During the second quarter of fiscal 2008, changes to our assumptions resulted in a $183.7 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the third quarter of fiscal 2008, we changed our key accounting assumptions, including our assumptions with regard to TERI's obligation and ability to pay guaranty claims from its general reserves, which resulted in a $322.4 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables. During the fourth quarter of fiscal 2008, we further changed our key accounting assumptions, including our assumptions with regard to the discount rates used in determining the value of our service receivables, which resulted in a $70.9 million pre-tax decrease in the value of those receivables. During the first quarter of fiscal 2009, we again changed our key accounting assumptions, including our assumptions with regard to the default and discount rates used in determining the value of our service receivables, which resulted in a $111.7 million pre-tax decrease in the value of those receivables. Finally, during the second quarter of fiscal 2009, we further adjusted our key accounting assumptions, including our assumptions with regard to the auction rates and discount rates used in determining the value of our service receivables, which resulted in a $121.2 million pre-tax decrease in the value of those receivables. In general, our adjustments during fiscal 2008 and the first six months of fiscal 2009 were necessary because securitization trusts had performed below our range of expectations, including with regard delinquencies and defaults, dislocations in the capital markets that began in the second quarter of fiscal 2008 persisted through December 31, 2008 requiring significant adjustments to our discount rate, TERI's claims paying ability is less certain as a result of the TERI reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts was projected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

        If the actual performance of some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions. In addition, developments in the TERI Reorganization, including challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. As of February 9, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations, and for purposes of estimating the fair value of our service receivables, we assumed at December 31, 2008 that the application of collateral will continue in the ordinary course in accordance with existing agreements. Finally, continuing dislocations in the capital markets have resulted in increased volatility in investors' demand and yield requirements for ABS. If such conditions persist, we may need to adjust further our key assumptions.

        While we have no further obligation to support the obligations within the bankruptcy-remote securitization trusts, our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service receivables from several securitization trusts are expected to be eliminated entirely if LIBOR remains at current rates or decreases, or if the future cost of funding auction rate notes does not decrease from the levels currently projected. As a result of the TERI Reorganization, we expect as of December 31, 2008 to receive additional structural advisory fees and residuals beginning five to seventeen years and five to eighteen years, respectively, after the date of a particular securitization transaction. At December 31, 2007, we expected to receive such cash flows beginning five to seven years after the date of a particular securitization.

        Our loans held for sale at December 31, 2008 consisted of $461.0 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value. The estimated fair value of loans held for sale is evaluated on a periodic basis and, in the absence of readily determined market values, is based on the present value of expected future cash flows using management's estimates. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans, which would result in an increase in our general and administrative expenses, and we may be required to provide additional regulatory capital to Union Federal. We recorded a valuation adjustment of approximately $7.3 million in fiscal 2008 and $50.5 million in the first six months of fiscal 2009, and we may be required to make additional adjustments in the future.

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables.

        Five private education loan trusts have issued auction rate notes to finance, in whole or in part, the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust in determining the value of our service receivables.

        Prior to the second quarter of fiscal 2008, the spread over one-month LIBOR that we used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual auction rates would persist, resulting in a greater spread over LIBOR, for a longer period of time than we had previously estimated. Our assumption with regard to future auction rates, like our other key valuation assumptions, requires our subjective judgment and is susceptible to change.

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

        During the third quarter of fiscal 2008, the auction rate securities market systematically failed. During the third and fourth quarters of fiscal 2008, and the first and second quarters of fiscal 2009, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which was calculated as of December 31, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least Aa3 by Moody's and AA- by S&P as of December 31, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A3 by Moody's and A- by S&P as of December 31, 2008. Auction rate notes issued by two securitization trusts are also rated by Fitch, and bear interest at a maximum rate, which was calculated as of December 31, 2008 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least AA- by Fitch as of December 31, 2008, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A- by Fitch as of December 31, 2008. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes would continue to bear interest at the then-current spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivable by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale", and in the securitization trust cash flow projections included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Service Receivables."

        In October 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 3.50%. In November 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of our auction rate notes. As a result, the interest rate on certain of those auction rate notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50% or, in some cases, to one-month LIBOR plus 3.50%, and the interest rate of certain of those auction rate notes increased from one-month LIBOR plus 2.50% to one-month LIBOR plus 3.50%. We assumed at December 31, 2008 that all outstanding auction rate notes would continue to bear interest at the then-current maximum spreads over one-month LIBOR until their expected maturity dates. The increased cost of funding of these notes resulted in a decrease of $13.1 million in the estimated fair value of our additional structural advisory fees, and a decrease of $31.8 million in the estimated fair value of our residuals, during the second quarter of fiscal 2009. We provide a sensitivity analysis with respect to auction rate notes under the caption "under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis."

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

        We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. In particular, the FASB has embarked upon a project to amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized by us. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46R, Consolidation of Variable Interest Entities. The FASB collected comments on an exposure draft on this topic on November 14, 2008. The ultimate impact, if any, of these deliberations on our accounting practices is uncertain as of February 9, 2009. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected. Our near-term financial results could also be adversely affected if we were to conduct future securitization transactions, or alternative funding transactions, as "on balance sheet" financing transactions.

Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivable, as well as demand for private education loans and our services.

        Private education loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding education loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. In particular, prepayments may increase during periods in which long-term interest rates, such as interest rates on mortgages, are lower than short-term interest rates, including rates on education loans. If the prepayment or default rates increase for the education loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivable, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

        LIBOR is the underlying rate for most of the trusts' assets and liabilities and changes in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts. During the second quarter of fiscal 2009, the forward LIBOR curve decreased by approximately 200 basis points, an unusually large change. The change reduced the estimated fair value of our residuals receivable by $16.1 million, primarily as a result of a reduced spread on the fixed interest ABS, and reduced the estimated fair value of our additional structural advisory fees by $15.4 million, primarily as a result of a lower interest rate applicable to accrued but unpaid fees.

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

        We may require additional funds for our programs, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through education loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. Pursuant to an investment agreement with affiliates of GSCP, we received aggregate gross proceeds of approximately $192.5 million, $59.8 million of which was received in December 2007 and $132.7 million of which was received in August 2008, in connection with the sale of equity securities to the purchasers. We cannot assure you that the proceeds of the equity investment by affiliates of GSCP will be sufficient to satisfy our liquidity needs or capital funding requirements beyond fiscal 2010, particularly in the event of a prolonged dislocation in the private education loan ABS market. Our short-term needs also remain subject to uncertainties regarding regulatory capital requirements of Union Federal. Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal, and we are in discussions with the OTS regarding, among other things, the provisions by us of additional regulatory capital. Additional infusions of regulatory capital by us into Union Federal could adversely affect our short-term liquidity. Insufficient funds could require us to delay, scale back or eliminate certain of our programs and further scale back our expenses.

Risks Related to the TERI Reorganization

The TERI Reorganization has had, and will likely continue to have, a negative effect on our client relationships, which will adversely affect our revenue and results of operations.

        We have historically structured and supported private education loan programs for commercial banks, including JPMorgan Chase, Bank of America and RBS. Structural advisory fees and residuals from securitization of JPMorgan Chase loans represented approximately 34% of our total securitization-related fees from the trusts used to securitize education loans during fiscal 2008 and approximately 29% of our total revenue for fiscal 2007. Structural advisory fees and residuals from securitization of Bank of America loans represented approximately 20% of our total securitization-related fees from the trusts used to securitize education loans during fiscal 2008 and approximately 15% of total revenue for fiscal 2007. We also historically structured and supported private education loan programs for companies such as NextStudent Inc. that assisted lenders such as RBS in marketing their programs to customers. Structural advisory fees and residuals from securitization of RBS loans, including loans funded by RBS but marketed by third parties on behalf of RBS, represented approximately 23% of our total securitization-related fees from the trusts used to securitize education loans during fiscal 2008 and approximately 24% of total revenue for fiscal 2007.

        Certain of our client agreements provided for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. In April 2008, we received notice that Bank of

America elected to terminate its agreements with us due to the TERI Reorganization and RBS elected to terminate certain agreements with our clients and us. In July 2008, our note purchase agreement with JPMorgan Chase was terminated in the context of the TERI Reorganization. Loans originated by Bank of America and RBS represented approximately 29% and 30%, respectively, of our total principal amount of loans facilitated and available for securitization as of December 31, 2008. Loans originated by JPMorgan Chase are no longer available for securitization as a result of the termination of our note purchase agreement with JPMorgan Chase.

        Our clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans. Union Federal, which in the past has funded our proprietary Astrive Student Loan Program, is not doing so as of the date of this report. These actions resulted in a significant reduction in our facilitated loan volumes during the first six months of fiscal 2009. In addition, we expect that the guaranty agreements and loan origination agreements that most or all of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of the client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client.

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

        TERI has historically been the exclusive third party provider of borrower default guarantees for our clients' private education loans. In addition, we had an agreement to provide various loan origination services for TERI and an agreement to receive from TERI updated information about the performance of the education loans it had guaranteed, to allow us to supplement our database. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI terminating our "master" agreements. As a result of the terminations, our business has been and could continue to be adversely affected for the following reasons:

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

        In its role as guarantor in the private education lending market, TERI has agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI has historically been the exclusive provider of borrower default guarantees for our clients' private education loans. We expect the TERI Reorganization to adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. In particular, we expect investors to ascribe little or no value to the TERI-guaranty beyond a trust's pledged account. As a result, in structuring future securitizations of TERI-guaranteed loans, if any, we will likely be required to reduce or eliminate our up-front structural advisory fee in order to increase the level of reserves available to the trust. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of TERI-guaranteed loans, the cost of which would also result in lower revenues.

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

The Creditors Committee is challenging the enforceability of certain of the trusts' security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts

        In April and May 2008, the Bankruptcy Court issued interim orders prohibiting TERI from withdrawing any amounts from its segregated reserve accounts until further order by the Bankruptcy Court. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in pledged accounts established for the benefit of certain securitization trusts. The order was granted subject to the following:

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

        Neither the creditors committee nor any other party challenged the trusts' security interests in the pledged accounts within the 14-day period following the order. As a result, beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only to the extent there is cash in the pledged account established for the benefit of the specific trust that owned the defaulted loan.

        The Bankruptcy Court, upon motion of the creditors committee, subsequently extended until February 2, 2009 the parties' rights to challenge the trusts' security interests in the collateral other than the pledged accounts. On January 30, 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against FMDS as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under Section 552 of the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $575.1 million as of January 31, 2009, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling approximately $27.0 million as of January 31, 2009. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and did not adjust our accounting assumptions during the six months ended December 31, 2008 regarding TERI. To the extent the trusts continue to request that TERI make guaranty claims payments from the pledged accounts and to transfer the defaulted loans to TERI in respect of the guaranty payments, the amount of defaulted loans the recoveries of which are subject to the creditors committee's challenge will continue to increase.

        If the creditors committee or any other party is successful in challenging the trusts' security interests in the post-petition transfers to the pledged accounts or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's pledged account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims.

        Funds in the pledged accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. TERI has not resumed paying guaranty obligations using its general reserves or with respect to defaulted loans that have not been securitized and are held by program lenders, including Union Federal.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        Historically, our net income has been derived almost exclusively from structuring securitizations of our clients' private education loans. We have been unable to access the securitization market as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the subsequent periods and persist as of the date of this report. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. We have refined our business model in order to address the challenges currently facing us. Our revised business model includes fee-for-service sales of our capabilities, including loan origination and disbursement, program design, risk management and portfolio management. In addition, we are developing a new loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. It may be necessary for Union Federal to obtain regulatory clearance before offering such a product. Successful sales of these services will be critical in order to grow our revenues and client base in the future. We have limited experience with the new private education loan program and our fee-for-service business strategy, and we are uncertain of the level of interest from former, current or prospective clients with regard to the new program or offered services.

        Commercial banks have historically served as the initial funding sources for loans we manage and have been our principal clients. In the absence of securitizations, we are not able to provide liquidity necessary to support long term funding of private education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage lending losses. In addition, the synergies that previously existed between federal loan marketing and private education loan marketing have been reduced by both the compression of margins in the federal program and regulatory restrictions on cross marketing of federal and private education loans. As a result, as of the date of this quarterly report the private education loan business may generally be less attractive to commercial banks than in the past.

        In this environment, it is uncertain whether commercial banks will continue funding private education loans. Some of our former clients, including Bank of America, have exited the market segment. To the extent that commercial banks exit the private education loan market, the number of our prospective clients diminishes.

The outsourcing services market for education lending is competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than we are to overcome capital markets dislocations, respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients or former clients if they choose, or acquire the ability to provide directly the services that we provide, or formerly provided, to them. In addition, to the extent that Union Federal provides education loans directly to consumers, we would compete directly with clients and former clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of four principal competitors, Sallie Mae, Wells Fargo Company, Discover Financial Services, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services to lenders. Our business could also be adversely affected if Sallie Mae's program to market private education loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private education loan programs that we provide or if Sallie Mae's private education loan consolidation product results in increased consolidation of private education loans held by the securitization trusts we have facilitated. Sallie Mae has announced that it intends to focus increasingly on originating private education loans both through the school channel and the direct to consumer channel. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

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

The growth of our business could be adversely affected by changes in government education loan programs or expansions in the population of students eligible for loans under education loan programs.

        We focus our business exclusively on the market for private education loans, and more than 90% of our business is concentrated in loan programs for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private education loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal loans, which could result in increased competition in the market for private education loans, which could adversely affect the volume of private education loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business. Bills recently passed by the U.S. Senate and the House of Representatives, intended to inject liquidity into the education loan asset-backed securitization market, would enable the Department of Education to buy only federally guaranteed education loans, not private education loans.

        In May 2008, the President signed into law the "Ensuring Continued Access to Student Loans Act of 2008," which contains provisions which might adversely impact the demand for private education loans and outsourcing services provided by us, availability and flow of funds for private education loans, and our liquidity position. Among other things, the Act:

  •
  permits a parent borrower under the federal PLUS loan program to defer repayment of the PLUS loan until six months after the student ceases to carry at least one-half the normal full-time academic workload;

  •
  extends eligibility for a PLUS loan to an applicant who, during the period beginning January 1, 2007 and ending December 31, 2008, has not been delinquent for more than 180 days on mortgage loan payments or medical bill payments nor more than 89 days delinquent on the repayment of any other debt, in any case, during such period; and

  •
  increases the loan limits for unsubsidized Stafford loans for undergraduate students.

        In August 2008, President Bush signed the Higher Education Opportunity Act, which will:

  •
  add significant restrictions to the marketing of federal and private education loans; and

  •
  add significant compliance burdens to private education loan lenders by adding new truth-in-lending disclosures, procedures and rescission rights, as well as accompanying civil penalties.

        In January 2009, the U.S. House of Representatives passed the "American Recovery and Reinvestment Act of 2009," a stimulus package that would increase by $15 billion funding for Pell Grants, increase by $2,000 the annual limit for unsubsidized Stafford loans and increase by $8,000 the aggregate limits for unsubsidized Stafford loans. As of February 6, 2009, the U.S. Senate was considering, but had not passed, this legislation.

Access to alternative means of financing the costs of education may reduce demand for private education loans.

        The demand for private education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

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

        If demand for private education loans weakens, we would experience reduced demand for our services, which would seriously harm our financial results.

If our clients do not actively or successfully market and fund education loans, our business will be adversely affected.

        We have in the past, and will continue in the future, to rely on our clients to market and fund education loans to student borrowers. If they do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected. Certain of our clients have terminated their marketing coordination agreements with us, and additional clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans.

        In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. In response to recent legislative initiatives, lenders may increasingly focus on the direct to consumer marketing channel, increasing competition within the channel for private education loans. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or others could have a negative impact on the ability of our clients, and Union Federal, to market education loans. The Higher Education Opportunity Act of 2008 creates significant additional restrictions on the marketing of private education loans.

If we fail to manage effectively our cost reductions, our business could be disrupted and financial results could be adversely affected.

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees, including the departures of our former Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Information Officer and Chief Marketing Officer. Following these reductions, we had 234 full-time employees at December 31, 2008, compared to 1,048 full-time employees as of December 31, 2007. Our cost reduction measures will place a strain on our management, systems and resources at a critical point in our business and industry. We must develop alternatives to the loan guaranty and origination services that TERI has historically provided to our clients, and we must refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business.

        We currently co-source some borrower services and telesales functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with education loan volume. We rely on our vendors to provide high levels of service and support. Our reliance on these external vendors subjects us to risks associated with inadequate or untimely service and could result in fewer loans than we would experience if we performed the service functions in-house.

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

If competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

        We own a proprietary database of historical information on private education loan performance that we use to help us establish the pricing provisions of new loan programs on behalf of lenders, determine the terms of securitization transactions and establish the fair value of the structural advisory fees and residuals that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

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

        As of December 31, 2008, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' education loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed education loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected. Although we periodically review the costs associated with establishing servicing operations to service loans, we have no plans to establish and perform servicing operations at this time.

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

        Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals and regulatory rule-making to address data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the applicant and borrower information that we process in connection with the loans. Implementation of systems and procedures to address these requirements would increase our compliance costs. If we were to experience a data security breach, or if we or the securitization trusts that we administer otherwise improperly disclose confidential customer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, pending legislative proposals, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Requirements issued by the Federal Financial Institutions Examination Council, or FFIEC, regarding authentication of customers accessing account information became effective January 1, 2007. Those requirements have posed technology challenges for us, and we have implemented additional authentication procedures in order to comply with those requirements. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

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

        In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements. As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private education loans originated by Union Federal since September 2007. As a result, Union Federal has a concentration of student loans on its balance sheet and consequently has had to rely on brokered deposits and other non-traditional funding sources for unexpectedly long periods. We have in the past been required to make capital infusions to Union Federal to support the balance sheet. Regulatory authorities could require additional capital infusions or take other measures to correct these conditions. Such actions could adversely impact our short term liquidity position and our ability adequately to execute on our new business plans. In addition, Union Federal will not be permitted to serve as a meaningful funding lender in our new private education loan program until it improves its funding capacity.

        There is a risk that we could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules will depend largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Recent significant reductions in staffing levels have made it difficult to retain experienced personnel to maintain adequate internal controls related to regulatory matters. If severe failures in internal controls occur, regulatory authorities could impose sanctions on Union Federal or us. We have relatively limited experience with these regulations, and we could in the future be subject to disciplinary, cease and desist, or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

        As a federally chartered institution, Union Federal, including its operating subsidiary, FMLOS, may conduct its business without regard to such state licensing laws and requirements. We currently provide outsourced education loan origination services through FMLOS on a fee-for-service basis. To the extent that these activities are conducted through Union Federal or FMLOS, we believe state regulatory requirements affecting loan brokers, small lenders and credit services organizations will be less likely to be asserted.

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

        The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the education loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. For example, the federal banking regulators comprising the FFIEC approved in October 2007 final rules implementing identity theft prevention requirements from the Fair and Accurate Credit Transactions Act of 2003. The Federal Trade Commission issued similar rules in October 2007 and other agencies are expected to follow. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we coordinate, and it is possible that some marketing or underwriting practices associated with the programs we coordinate and assets we securitize will be challenged as a result of such investigations. On August 31, 2007 we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the education loan industry. As of the date of this report, we continue to work with the New York Attorney General's office regarding the investigation.

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, the Higher Education Opportunity Act of 2008 amended the federal Truth-in-Lending Act to add new disclosures and procedural requirements for marketing and originating private education loans.

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

        All of the lenders with which we work are federally-insured banks and credit unions and, therefore, are not subject to many state consumer protection laws, including limitations on certain interest rates, fees and other charges. In providing our private education loan services to our clients, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we securitize are regulated in accordance with the laws and regulations applicable to the lenders.

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

  •
  difficulties we may encounter in structuring securitizations or alternative financings, including continued disruptions in the education loan ABS market or demand for securities offered by trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

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

  •
  negative publicity about the education loan market generally or us specifically;

  •
  regulatory developments or sanctions directed at Union Federal or us;

  •
  price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

  •
  significant volatility in the market price and trading volume of financial services and process outsourcing companies;

  •
  general economic conditions and trends;

  •
  legislative initiatives affecting federal or private education loans;

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

        On November 28, 2008, a consolidated amended complaint was filed by the lead plaintiffs and contained similar allegations as the earlier complaints. On February 9, 2009, we filed a motion to dismiss the amended complaint. Plaintiffs opposition to our motion to dismiss is due to be filed in April 2009. A class had not been certified in the actions as of February 9, 2009.

        In addition, three federal derivative lawsuits, and one state derivative lawsuit, have been filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts and Massachusetts Superior Court, respectively. The derivative complaints allege various violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the federal court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. In January 2009, the state court stayed the state derivative action until July 2009.

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

        Our directors and executive officers, and entities affiliated with them, beneficially owned approximately 26% of the outstanding shares of our common stock as of February 9, 2009, excluding shares of preferred stock held by affiliates of GSCP and convertible into additional shares of our common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(b)    Use of Proceeds from Sale of Registered Securities

        In our initial public offering, or IPO, we sold 11,859,375 shares of common stock, including an over-allotment option of 1,547,625 shares, pursuant to a registration statement on Form S-1 (File No. 333-108531) that was declared effective by the SEC on October 30, 2003. We received aggregate net proceeds of approximately $115.1 million, after deducting underwriting discounts and commissions of approximately $8.9 million and expenses of the offering of approximately $2.5 million. From the effective date of the registration statement through December 31, 2008, we have spent all of the net proceeds from the IPO, which have been used for general corporate purposes. None of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer, or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equities securities or any of our affiliates.

(c)    Issuer Purchases of Equity Securities

        On April 24, 2007, our board of directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase on April 24, 2007 included 3,393,300 shares available for repurchase under the previously authorized repurchase plan. The current repurchase program does not have a fixed expiration date. We did not repurchase any shares of common stock pursuant to this program during the six months ended December 31, 2008. Through December 31, 2008, we had repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17. As of December 31, 2008, 8,830,900 shares of our common stock may yet be purchased under this program.

        During the first six months of fiscal 2009 we repurchased 72,452 shares from employees who elected to withhold such shares to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units.

Item 4—Submission of Matters to a Vote of Security Holders

        On November 6, 2008 the following proposals were voted on at our 2008 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

To elect the following nine persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified (subject to such director's earlier death, resignation or removal):

Stephen E. Anbinder	84,374,969	832,384	N/A	N/A
William R. Berkley	72,624,735	12,582,618	N/A	N/A
Dort A. Cameron III	84,324,672	882,681	N/A	N/A
Henry Cornell	84,464,889	742,464	N/A	N/A
George G. Daly	84,634,331	573,022	N/A	N/A
Peter S. Drotch	84,644,394	562,959	N/A	N/A
William D. Hansen	84,645,576	561,777	N/A	N/A
Daniel Meyers	84,584,249	623,104	N/A	N/A
Peter B. Tarr	84,507,521	699,832	N/A	N/A
To ratify the appointment of KPMG LLP as First Marblehead's independent registered public accounting firm for the fiscal year ending June 30, 2009	84,904,064	240,388	62,901	N/A

Item 5—Other Information

        On February 4, 2009, we entered into a time sharing agreement with Sextant Holdings, LLC, or Sextant, relating to private air travel by Daniel Meyers in conducting business of the company. Mr. Meyers is our President and Chief Executive Officer, and a director, and the sole member of Sextant Holdings, LLC.

        In December 2008, a special committee authorized by our board of directors, and the nominating and corporate governance committee of our board of directors, separately reviewed and approved the time sharing agreement and a related reimbursement policy. Pursuant to the policy, we will reimburse Mr. Meyers for specified operating expenses in connection with business-related travel on a private aircraft owned by Sextant, up to a specified annual limit. A copy of the time sharing agreement is filed as exhibit 10.1 to this quarterly report.

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

THE FIRST MARBLEHEAD CORPORATION
Date: February 9, 2009	By:	/s/ KENNETH S. KLIPPER Kenneth S. Klipper Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	#	Time Sharing Agreement dated February 4, 2009 by and between Sextant Holdings, LLC and the registrant
31.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	(1)	Trust static pool data as of December 31, 2008
99.2	(1)	Supplemental presentation

#
This exhibit is a management contract or compensatory plan

(1)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on February 3, 2009