Form 10-Q
period 2009-03-31
FIRST MARBLEHEAD CORP
filed 2009-05-08
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 7, 2009, the registrant had 99,125,008 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1    Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2009	June 30, 2008
ASSETS
Cash and cash equivalents	$109,205	$70,280
Federal funds sold	25,089	80,215
Investments	75,587	70,629
Loans held for sale	417,145	497,324
Service receivables:
Structural advisory fees	60,846	113,842
Residuals	7,651	293,255
Processing fees from The Education Resources Institute (TERI)	85	4,086

Total service receivables	68,582	411,183

Property and equipment	88,620	92,273
Less accumulated depreciation and amortization	(64,787)	(54,592)

Property and equipment, net	23,833	37,681

Goodwill	—	1,701
Intangible assets, net	2,139	1,956
Other prepaid expenses	6,687	15,377
Mortgage loans held to maturity, net	9,909	10,754
Income taxes receivable	169,960	—
Other assets	5,880	3,798

Total assets	$914,016	$1,200,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$132,096	$244,113
Education loan warehouse facility	246,050	242,899
Federal Reserve Bank borrowings	55,000	—
Accounts payable and accrued expenses	28,246	20,543
Income taxes payable	—	31,275
Net deferred income tax liability	2,928	10,385
Other liabilities	9,695	14,071

Total liabilities	474,015	563,286

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 19,739 and 19,940 shares authorized at March 31, 2009 and June 30, 2008, respectively; no shares issued or outstanding	—	—
Series A non-voting convertible preferred stock, par value $0.01 per share; 60 shares authorized at March 31, 2009 and June 30, 2008; no shares issued or outstanding	—	—
Series B non-voting convertible preferred stock, par value $0.01 per share; 201 shares authorized at March 31, 2009 and June 30, 2008; 133 shares issued and outstanding at March 31, 2009 and no shares issued and outstanding at June 30, 2008	1	—
Common stock, par value $0.01 per share; 250,000 shares authorized at March 31, 2009 and June 30, 2008; 106,764 and 106,456 shares issued at March 31, 2009 and June 30, 2008, respectively; 99,121 and 98,886 shares outstanding at March 31, 2009 and June 30, 2008, respectively	1,068	1,065
Additional paid-in capital	429,935	300,498
Retained earnings	192,995	519,933
Treasury stock, 7,643 and 7,570 shares held at March 31, 2009 and June 30, 2008, respectively, at cost	(184,246)	(183,993)
Accumulated other comprehensive income	248	109

Total stockholders' equity	440,001	637,612

Total liabilities and stockholders' equity	$914,016	$1,200,898

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Service revenues:
Up-front structural advisory fees	$—	$984	$—	$179,050
Additional structural advisory fees:
From new securitizations	—	—	—	24,304
Trust updates	(4,063)	(13,684)	(51,466)	(21,600)

Total additional structural advisory fees	(4,063)	(13,684)	(51,466)	2,704
Residuals:
From new securitizations	—	—	—	116,972
Trust updates	(136,366)	(277,430)	(285,604)	(451,284)

Total residuals	(136,366)	(277,430)	(285,604)	(334,312)
Processing fees from TERI	258	25,328	2,888	108,857
Administrative and other fees	3,757	5,217	12,158	30,107

Total service revenues	(136,414)	(259,585)	(322,024)	(13,594)
Net interest income	5,798	7,797	20,409	18,571

Total revenues	(130,616)	(251,788)	(301,615)	4,977

Non-interest expenses:
Compensation and benefits	8,782	27,670	34,334	79,407
General and administrative expenses	18,606	95,877	62,593	214,947
Unrealized losses on loans held for sale	47,584	—	98,114	—

Total non-interest expenses	74,972	123,547	195,041	294,354

(Loss) before income taxes	(205,588)	(375,335)	(496,656)	(289,377)
Income tax (benefit)	(64,934)	(145,785)	(169,718)	(110,972)

Net (loss)	$(140,654)	$(229,550)	$(326,938)	$(178,405)

Net (loss) per share, basic	$(1.42)	$(2.36)	$(3.30)	$(1.88)
Net (loss) per share, diluted	(1.42)	(2.36)	(3.30)	(1.88)
Cash dividends declared per share	—	—	—	0.395
Weighted average shares outstanding, basic	99,121	97,103	99,067	94,691
Weighted average shares outstanding, diluted	99,121	97,103	99,067	94,691

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(in thousands)

	Series B non-voting convertible preferred stock		Common stock
	Issued		Issued		In treasury				Accumulated other comprehensive income
							Additional Paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2008	—	—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(326,938)	—	(326,938)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	139	139

Total comprehensive loss	—	—	—	—	—	—	—	(326,938)	139	(326,799)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	308	3	(73)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	5,817	—	—	5,817
Tax expense from stock-based compensation	—	—	—	—	—	—	(2,234)	—	—	(2,234)

Balances at March 31, 2009	133	$1	106,764	$1,068	(7,643)	$(184,246)	$429,935	$192,995	$248	$440,001

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(326,938)	$(178,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,949	14,532
Deferred income tax benefit	(7,457)	(185,957)
Stock-based compensation	5,817	5,803
Unrealized losses on loans held for sale	98,114	—
Loss on disposal of property and equipment	1,401	—
Structural advisory fee distributions	1,530	—
Goodwill impairment	1,701	—
Change in assets/liabilities:
(Increase) in loans held for sale	(17,935)	(470,553)
(Increase) decrease in structural advisory fees	51,466	(2,704)
Decrease in residuals	285,604	334,312
Decrease in processing fees from TERI	4,001	10,909
(Increase) decrease in income taxes receivable	(169,960)	61,423
Decrease in other prepaid expenses	8,690	15,437
(Increase) decrease in other assets	(2,082)	2,639
(Decrease) in accounts payable and accrued expenses, income taxes payable and other liabilities	(25,190)	(25,737)

Net cash used in operating activities	(77,289)	(418,301)

Cash flows from investing activities:
Net changes in federal funds sold	55,126	(73,138)
Dispositions of investments	28,781	44,511
Purchases of investments	(33,600)	(25,000)
Purchases of intangible assets	(750)	—
Purchases of property and equipment	(935)	(8,127)
Net change in loans held to maturity	845	—
Payments to TERI for loan database updates	—	(186)

Net cash provided by (used in) investing activities	49,467	(61,940)

Cash flows from financing activities:
Increase (decrease) in deposits	(112,017)	221,088
Increase in education loan warehouse facility	3,151	242,900
Increase in Federal Reserve Bank borrowings	55,000	—
Repayment of capital lease obligations	(2,758)	(3,341)
Repayment of notes payable to TERI	—	(633)
Tax benefit (expense) from stock-based compensation	(2,234)	662
Issuances of common stock, net	—	900
Issuance of non-voting convertible preferred stock, net	125,858	59,800
Repurchases of common stock	(253)	(900)
Cash dividends on common stock	—	(36,944)

Net cash provided by financing activities	66,747	483,532

Net increase in cash and cash equivalents	38,925	3,291
Cash and cash equivalents, beginning of period	70,280	95,937

Cash and cash equivalents, end of period	$109,205	$99,228

Supplemental disclosures of cash flow information:
Interest paid	$13,285	$12,676

Income taxes paid	$41,207	$49,868

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$—	$7,478

Conversion of Series A non-voting convertible preferred stock to common stock	$—	$59,800

Reclassification of mortgages from held for sale to held to maturity	$—	$11,327

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

        Historically, the Company has been entitled to receive structural advisory fees and residuals for its services in connection with securitizations of loans generated by the loan programs that it has facilitated. In the past, the Company has also received reimbursement for marketing coordination services provided to certain clients, marketing premiums from its proprietary brands and fees for administrative services provided to the discrete trust vehicles that the Company has formed for securitizations that it has facilitated. The Company has also historically received reimbursement from The Education Resources Institute, Inc. (TERI) for outsourced services the Company performed on TERI's behalf. TERI is a not-for-profit organization that functioned as a guarantor of education loans.

        As further described in Note 4 below, FMC sold the trust certificate (Trust Certificate) of its subsidiary NC Residuals Owners Trust, formerly known as GATE Holdings, Inc., effective as of March 31, 2009. NC Residuals Owners Trust owned residual interests in certain securitization trusts (NCSLT Trusts) facilitated by the Company. As a result of the sale of the Trust Certificate, the Company is no longer entitled to residuals receivables from the NCSLT Trusts. The Company continues to have rights to additional structural advisory fees from the NCSLT Trusts, as well as additional structural advisory fees and residuals from certain trusts other than the NCSLT Trusts. The sale of the Trust Certificate is expected to generate a refund for income taxes previously paid and eliminate certain future tax liabilities of the Company.

Business Trends and Uncertainties

        Education loan asset-backed securitizations have been the Company's sole source of permanent financing for its clients' private education loan programs. The conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008. This deterioration accelerated during the third quarter of fiscal 2008 and has persisted through May 8, 2009. The Company's business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market or alternative interim financing facilities. The Company did not complete a securitization transaction during the second, third or fourth quarters of fiscal 2008 or during the first, second or third quarters of fiscal 2009, and the Company does not expect to complete a securitization in the near-term. In addition, it expects the structure and pricing terms in future securitizations, if any, to be substantially less favorable than in the past.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        In addition, credit performance of consumer-related loans generally, and the private education loans held by the various securitization trusts that the Company has facilitated, has been adversely affected by general economic conditions in the United States, including increasing unemployment rates and less availability of consumer credit. During the third quarter of fiscal 2009, the Company increased its weighted average gross default rate assumption to 17.85%, an increase of 302 basis points from June 30, 2008 and 847 basis points from June 30, 2007. Credit rating agencies have taken negative rating actions with respect to certain securitizations that the Company has previously facilitated, including downgrades announced by Moody's Investors Service (Moody's) on March 11, 2009. In addition, the interest rate, economic and credit environments may continue to have a material negative effect on the value of the Company's service receivables and portfolio of private education loans.

        On April 7, 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court). As of May 8, 2009, TERI continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

        The Company's inability to access the securitization markets since September 2007, together with the TERI Reorganization, has had, and will likely continue to have, a material negative effect on the Company's client relationships, its facilitated loan volume, its ability to structure loan securitizations, the value of its service receivables, and its ability to fully realize the cost reimbursement and guaranty obligations of TERI. As a result of the TERI Reorganization, certain clients, including JPMorgan Chase Bank, N.A. (JPMorgan Chase), Bank of America, N.A. (Bank of America) and RBS Citizens, N.A. (RBS), terminated some or all of their agreements with the Company, and the Company has not received processing fees totaling $16,025 from TERI that were due, but unpaid, prior to the filing of TERI's petition for relief under the Bankruptcy Code. The Company has fully reserved for these processing fees. In addition, the Company's "master" agreements with TERI, and the Company's agreements with certain clients, have been terminated in the context of the TERI Reorganization.

        The Company has developed, and continues to develop as of the date of this quarterly report, alternatives to the loan guaranty and loan origination services that TERI historically provided to the Company's clients. The Company has implemented a private education loan program that does not require a third party guaranty. In addition, the Company provides outsourced loan origination services and portfolio management services to a limited number of clients on a fee-for-service, stand-alone basis. The Company is developing a new private education loan product that it expects to have available to prospective lender clients in the fourth quarter of fiscal 2009. The success of the product under development will be critical to growing and diversifying the Company's revenues and client base in the future. Compared to past TERI-guaranteed education loan programs, the Company is designing this loan product to strengthen the creditworthiness of the resulting assets, through redesigned risk-based pricing and enhanced co-signer participation, and by aligning risk and product options to promote a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. The Company's near-term financial performance and future growth depend, however, in large part on its ability to structure securitizations or alternative financings. The Company is uncertain whether

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

former, current or prospective lender clients will be interested in the loan product under development, particularly in the current economic environment. Union Federal is not, as of the date of this report, able to fund loan originations due to its current lack of funding capacity, and it will be necessary for Union Federal to obtain regulatory clearance before offering such a product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary."

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

        The Company expects to facilitate a significantly lower volume of loan applications during fiscal 2009 compared to past fiscal years as a result of, among other factors, conditions in the debt capital markets and the TERI Reorganization. The Company processed a significantly lower application volume during the summer months of calendar 2008 compared to calendar 2007, as the Company's clients instructed TERI to stop accepting applications or suspended their marketing of TERI-guaranteed loans and certain clients terminated their agreements with the Company. During the first nine months of fiscal 2008, the Company facilitated loans with an aggregate principal balance of $4,732,066, of which $63,741 was not TERI-guaranteed. During the same period, the Company received $108,857 in processing fees from TERI. During the first nine months of fiscal 2009, the Company

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

facilitated loans with an aggregate principal balance of $248,091, of which $142,321 was not TERI-guaranteed. During the same period, the Company received $2,888 in processing fees from TERI. Processing fees from TERI have historically consisted of reimbursement of expenses incurred by the Company relating to services performed on behalf of TERI under the terms of the master servicing agreement between the Company and TERI (Master Servicing Agreement). In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to reject the Master Servicing Agreement effective May 31, 2008, and to enter into a transition services agreement (Transition Services Agreement), which expired on September 29, 2008.

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

        At March 31, 2009, the principal balance of loans facilitated and available to FMC for securitization was $1,754,410. See Note 14. Under the terms of its purchase agreements with lender clients, FMC generally has an obligation to use its best efforts to facilitate the purchase of the client's private education loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of its purchase agreements, if FMC fails to facilitate a purchase in breach of its obligations, FMC's liability would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those purchase agreements that limit FMC's liability to liquidated damages generally provide that FMC's obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. Under certain of these purchase agreements, the TERI Reorganization constitutes a "market disruption event," suspending FMC's contractual obligation to close a securitization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. FMC's purchase agreements applicable to approximately $1,274,097 of FMC's facilitated loan volume available for securitization as of March 31, 2009 do not include a liquidated damages provision in the event FMC fails to facilitate a securitization in breach of its obligations, and the amount of the Company's potential liability with respect to such loans is not determinable at this time.

        Although FMC generally has an obligation to use its best efforts to facilitate the purchase of its clients' loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

PHEAA

        As of March 31, 2009, there were seven loan servicers servicing loans on behalf of the Company or the trusts. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of March 31, 2009, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

for which the Company facilitated origination. PHEAA also operates under the name American Education Services (AES).

Revenue Concentration

        The Company did not facilitate any securitizations in the first nine months of fiscal 2009. The Company earned $320,300 in securitization-related revenues from the trusts used to securitize education loans in the first nine months of fiscal 2008. The securitization trusts facilitated during the first quarter of fiscal 2008 purchased private education loans from several lenders, including JPMorgan Chase, Bank of America, RBS and Union Federal. The Company did not recognize more than 10% of total revenue from any other client in the first nine months of fiscal 2008.

Significant Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors, and actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, the Company evaluates its estimates and judgments, particularly as they relate to accounting policies that the Company believes are most important to the portrayal of the Company's financial condition and results of operations, such as its accounting policies involving the recognition and valuation of the Company's securitization-related service revenues and the valuation of the portfolio of private education loans held for sale by Union Federal. For a discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates." For a discussion of changes made during fiscal 2009 to the assumptions used to determine the fair value of the Company's residual and additional structural advisory fees receivables, see Note 2.

Cash and Cash Equivalents

        Cash and cash equivalents at March 31, 2009 included $106,522 held in money market funds and $2,683 in non-interest bearing deposit accounts. Included in cash and cash equivalents are compensating balances held in money market funds supporting various financing arrangements of $2,056 and $7,550 at March 31, 2009 and June 30, 2008, respectively.

Investments

        The Company classifies all of its short-term investments as either held-to-maturity or available-for-sale investments. Held-to-maturity investments are carried at amortized cost. Available-for-sale investments are carried at fair value. The Company reports unrealized gains and losses within comprehensive income. Investments at March 31, 2009 and June 30, 2008 primarily consisted of variable rate demand notes. Variable rate demand notes may be redeemed as interest rates reset, which occurs at least weekly in the case of all securities held by the Company at March 31, 2009 and June 30, 2008. The carrying value of available-for-sale securities was $75,587 and $70,629, including an unrealized gain of $248 and $109 as of March 31, 2009 and June 30, 2008 respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Loans Held for Sale

        Loans held for sale at March 31, 2009 included outstanding principal balance and interest receivable of approximately $515,074 and $7,558, respectively, of variable-rate education loans, of which loans with a principal and interest receivable balance of $260,050 were pledged as collateral under the education loan warehouse facility of UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal. See Note 15. Interest income is recognized on the interest method. Loans held for sale are carried at the lower of cost or fair value. The carrying value as of March 31, 2009 included a fair value adjustment of $105,486. A reduction in the carrying value of loans held for sale of $98,114 was recorded during the nine-month period ended March 31, 2009. As of March 31, 2009, $14,188 of the loans held for sale were greater than 90 days past due.

        The estimated fair value of loans held for sale is evaluated on a periodic basis and in the absence of readily determined market values, based on the present value of expected future cash flows, using management's estimates. These estimates are based on historical and third party data and the Company's industry experience with assumptions for, among other things, default rate, recovery rates on defaulted loans, buyer's equity and borrowing costs, investors' expected rate of return and discount rates commensurate with the risks involved. If readily determined market values become available, or if actual performance were to vary appreciably from assumptions used, the evaluation of the loans may need to be further adjusted, which could result in material differences from the recorded carrying amounts. See Note 15.

        The following table summarizes changes in the estimated fair value of the Company's loans held for sale during the first nine months of fiscal 2009 and fiscal 2008:

	Nine months ended March 31,
	2009	2008
Fair value at beginning of period	$497,324	$37,052
New loans issued	—	724,792
Securitized loans	—	(214,063)
Accrued interest	30,385	22,343
Cash receipts and cancellations	(12,450)	(62,230)
Fair value adjustment	(98,114)	—
Mortgage loans transferred to loans held to maturity	—	(11,616)

Fair value at end of period	$417,145	$496,278

Mortgage Loans Held to Maturity

        Mortgage loans held to maturity at March 31, 2009 totaled approximately $10,633, $5,048 of which have a variable interest rate. Mortgage loans held to maturity at March 31, 2009 were carried at cost net of an allowance for loan losses of $716 and net deferred fees of $8. Loan origination fees, net of certain direct organization costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. If a mortgage loan is delinquent by greater than 90 days, the interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

contractual terms. An allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged to the allowance. Recoveries are credited to the allowance as amounts are received.

Income Taxes

        In determining a quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company's estimated annual effective tax rate also includes its best estimate of the ultimate outcome of tax audits. The tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases give rise to deferred tax assets and deferred tax liabilities. The net deferred income tax liability as of June 30, 2008 changed to a deferred tax asset during the first quarter of fiscal 2009 primarily as a result of the reduction of the estimated value of the Company's residuals and additional structural advisory fees receivables, and two Massachusetts tax law changes that became effective in the first quarter of fiscal 2009, which reduced the beginning deferred tax liability by approximately $3,509.

        As a result of the sale of the Trust Certificate, the Company reversed $117,719 of deferred tax assets recorded as of December 31, 2008 that pertain to temporary differences associated with its residual interests. The sale of the Trust Certificate is expected to change the Company's estimated taxable income for the year, to a taxable loss, which may allow the Company to carry back the net operating losses generated by the sale to previous years for Federal income tax purposes. Accordingly, the Company recorded a $177,366 income tax receivable as of March 31, 2009.

        During the second quarter of fiscal 2009, the deferred tax asset continued to grow due primarily to the taxable income generated by the Company's service receivables. The Company determined that a valuation allowance was necessary for certain deferred tax assets associated with its service receivables. As such, a valuation allowance totaling $6,433 was recorded during the second quarter of fiscal 2009. The previously recorded valuation allowance was reversed during the third quarter of fiscal 2009 due to the sale of the Trust Certificate. The Company has determined that a valuation allowance is not necessary for the remaining deferred tax assets, as it is more likely than not that these assets will be realized through future reversals of existing temporary differences, and through future taxable income. The Company will continue to review the recognition of deferred tax assets on a regular basis.

        Included in the income tax receivable balance at March 31, 2009, were $21,627 of unrecognized tax benefits of which $14,058, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recognizes penalties, if any, in income tax expense. During the first nine months of fiscal 2009, the Company accrued interest of approximately $341 and had approximately $2,197 accrued for interest and no amount accrued for the payment of penalties at March 31, 2009.

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

(2) Service Receivables from NCSLT Trusts

        Prior to March 31, 2009, additional structural advisory fees and residuals receivables represented the estimated fair value of additional structural advisory fees and residuals expected to be collected over the life of the various separate securitization trusts, principally the NCSLT Trusts, that have purchased education loans facilitated by the Company. The fees were expected to be paid from these various securitization trusts to the Company. Following the sale of the Trust Certificate, the Company continues to have rights to additional structural advisory fees from these trusts, including the NCSLT Trusts. As of March 31, 2009, however, the Company was no longer entitled to residuals receivables from the NCSLT Trusts, although it continued to be entitled to residuals receivables from certain securitization trusts other than the NCSLT Trusts. See Note 4.

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

        The following table shows the approximate weighted average assumptions for loan performance and discount rates at March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008 for the NCSLT Trusts:

	Percentage rate			Percentage discount rate
	Default	Recovery	Prepayments	Structural advisory fees	Residuals
March 31, 2009	17.85%	48%	8.01%	12.66%	— %**
December 31, 2008	16.58%	48%	8.12%	12.21%	18.40%
September 30, 2008	15.96%	48%	8.40%	11.07%	16.35%
June 30, 2008	14.83%	48%	8.40%	9.72%	14.88%

**
As of March 31, 2009, the Company was no longer entitled to residuals receivables from the NCSLT Trusts.

        Default Rates.    During the second quarter of fiscal 2009, the Company increased the weighted average gross default rate assumptions used to estimate the fair value of its residuals and additional structural advisory fees receivables from 15.96% to 16.58%, as a result of the trusts' actual default experience and general economic pressure on all consumer asset classes. The Company also increased its assumed weighted average net default rate from 8.30% to 8.62% during the second quarter of fiscal

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables from NCSLT Trusts (Continued)

2009. These increases in the default rates assumptions resulted in a decrease in the estimated fair value of the Company's residuals receivables of $9,380 and a decrease in the estimated fair value of its additional structural advisory fees receivable of $3,031.

        During the third quarter of fiscal 2009, the Company further increased the weighted average gross default rate assumptions from 16.58% to 17.85%, and its net default assumptions from 8.62% to 9.28%. The Company believes that defaults trended higher during the quarter primarily as a result of the continued adverse consumer credit trends. This increase resulted in a decrease in the estimated fair value of the Company's additional structural advisory fees of $2,634 during the quarter.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, the Company adjusted its prepayment assumption during the second quarter of fiscal 2009 by extending the period during which decreased prepayments were expected to persist. At December 31, 2008, the Company assumed that the then-current prepayment rate would generally persist until December 31, 2009 and eventually revert to historical norms during the ensuing 12 months. This change resulted in a $11,336 increase in the value of the residuals and a $2,358 increase in the structural advisory fees.

        During the third quarter of fiscal 2009, the Company extended the period during which it assumed the current historically low prepayment rate would persist, as a result of the current economic and interest rate environments, and limited availability of consumer credit. As a result, the Company assumed that the current prepayment rate will persist until March 31, 2010 and then eventually revert to historical norms during the ensuing 12 months. These changes resulted in an increase in the estimated fair value of the Company's additional structural advisory fees of $769 during the quarter.

        Discount Rate—Residuals.    In determining an appropriate discount rate for valuing its residuals, the Company historically has considered a number of factors, including market data made available to the Company on spreads on federally guaranteed loans and private education loans as well as rates used in the much broader ABS market. The Company also evaluates yield curves for corporate subordinated debt with maturities similar to the weighted average life of its residuals. During the second quarter of fiscal 2009, the Company increased the discount rate by 200 basis points, applying a discount rate of 18.0% for purposes of estimating the fair value of residuals from securitization trusts that had not issued Triple B-rated securities and a discount rate of 19.0% for purposes of estimating the fair value of residuals from securitization trusts that had issued Triple B-rated securities. In increasing the discount rate, the Company considered, among other things, widening spreads in subordinate tranches of actual federal loan ABS issuances and actual transactions involving other ABS asset classes, as well as widening indicative spreads, not supported by actual transactions, in subordinate tranches of private education loan ABS. The increase in the discount rate resulted in a decrease of $39,991 in the estimated fair value of the Company's residuals during the second quarter of fiscal 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables from NCSLT Trusts (Continued)

        Discount Rate—Additional Structural Advisory Fees.    The Company has historically based the discount rate that it uses to estimate the fair value of its additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. During the second quarter of fiscal 2009, the Company increased the discount rate spread by 275 basis points, to 1,000 basis points. In increasing the discount rate spread, the Company considered, among other things, increasing yield curves for certain composite indices for BBB- and BB-rated corporate bond indices with 10-year maturities, as well as increases in the broader ABS marketplace during the quarter. The 10-year U.S. Treasury Note rate decreased by 161 basis points during the fiscal quarter, to 2.21% at December 31, 2008. As a result, the Company applied a discount rate of 12.21% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $6,123 in the estimated fair value of the Company's additional structural advisory fees during the second quarter of fiscal 2009.

        During the third quarter of fiscal 2009, the Company maintained the discount rate spread at 1,000 basis points. The 10-year U.S. Treasury Note rate increased by 45 basis points during the third fiscal quarter, to 2.66% at March 31, 2009. As a result, the Company applied a discount rate of 12.66% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease in their fair value of $2,925 during the third quarter of fiscal 2009.

        Auction Rates.    The Company has facilitated five securitization trusts that issued auction rate notes to finance the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auction. The Company uses a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. The spread over LIBOR used to estimate the future cost of funding is based on historical trends, then current auction rates for each trust and assumptions for future auction rates.

        During the second quarter of fiscal 2009, Moody's downgraded the insurance financial strength of Ambac Assurance Corporation (Ambac) to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that the Company has facilitated, including with regard to certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of the Company's auction rate notes. As a result, the interest rate on certain of those auction rate notes increased from one-month LIBOR plus 1.5% to one-month LIBOR plus 2.5% or, in some cases, to one-month LIBOR plus 3.5%, and the interest rate of certain of those auction rate notes increased from one-month LIBOR plus 2.5% to one-month LIBOR plus 3.5%. The Company assumed at December 31, 2008 that those auction rate notes would continue to bear interest at their respective increased rates until their expected maturity dates. The increased cost of funding of these notes resulted in a decrease of $13,087 in the estimated fair value of the Company's additional structural advisory fees, and a decrease of $31,779 in the estimated fair value of the Company's residuals, during the second quarter of fiscal 2009.

        The Company made no adjustments to these assumptions during the third quarter of fiscal 2009.

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

(2) Service Receivables from NCSLT Trusts (Continued)

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

        During the second quarter of fiscal 2009, the forward LIBOR curve decreased by approximately 200 basis points, an unusually large change. The change reduced the estimated fair value of the Company's residuals receivables by $16,129, primarily as a result of a reduced spread on the fixed interest ABS, and reduced the estimated fair value of the Company's additional structural advisory fees by $15,396, primarily as a result of a lower interest rate applicable to accrued but unpaid fees.

        During the third quarter of fiscal 2009, the forward LIBOR curve increased by approximately 75 basis points, which increased the estimated fair value of the Company's additional structural advisory fees by approximately $2,590.

        The following table summarizes changes in the estimated fair value of the Company's structural advisory fees receivables during the first nine months of fiscal 2009 and fiscal 2008:

	Nine months ended March 31,
	2009	2008
Fair value at beginning of period	$113,842	$133,644
Additions from new securitizations	—	24,304
Cash received from trust distributions	(1,530)	—
Trust updates:
Passage of time (fair value accretion)	7,415	7,720
Assumption changes:
(Increase) decrease in average prepayment rate	3,127	(3,535)
Increase in discount rate assumption	(23,114)	(11,818)
Increase in timing and average default rate	(8,798)	(2,899)
Increase in auction rate notes spread	(13,087)	(140)
Decrease in forward LIBOR curve	(16,941)	(9,494)
Other factors	(68)	(1,434)

Net change from trust updates	(51,466)	(21,600)

Fair value at end of period	$60,846	$136,348

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables from NCSLT Trusts (Continued)

        The following table summarizes the changes in the estimated fair value of the Company's residuals receivables during the first nine months of fiscal 2009 and fiscal 2008:

	Nine months ended March 31,
	2009	2008
Fair value at beginning of period	$293,255	$665,115
Additions from new securitizations	—	116,972
Trust updates:
Passage of time (fair value accretion)	20,107	63,923
Assumption changes:
(Increase) decrease in average prepayment rate	11,336	(46,597)
Increase in discount rate assumption	(83,634)	(92,306)
Increase in timing and average default rate	(50,108)	(42,223)
Increase in auction rate notes spread	(31,779)	(93,813)
Decrease in forward LIBOR curve	(22,099)	(20,883)
TERI's inability to pay claims	—	(219,553)
Decrease to reflect disposition	(134,481)	—
Other factors	5,054	(168)

Net change from trust updates	(285,604)	(451,284)

Fair value at end of period	$7,651	$330,803

        For a discussion of the sensitivity of the additional structural advisory fees, to variations in the Company's assumptions and estimates, see "Service Revenue and Receivables and the Valuation of Education Loans Held for Sale" and "Sensitivity Analysis" under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

        The Company did not adjust its assumptions regarding TERI during the nine months ended March 31, 2009. TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. As of May 8, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to existing lenders. As a consequence, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. In January 2009, the official committee of unsecured creditors of TERI (Creditors Committee), of which the Company is not a member, filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against First Marblehead Data Services, Inc. (FMDS), as administrator of such trusts. See "Commitments and Contingencies—TERI—Challenge to Security Interests" in Note 14. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $595,000 as of March 31, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling approximately $30,806 as of March 31, 2009. The Company cannot predict at this time the timing, costs

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(2) Service Receivables from NCSLT Trusts (Continued)

or outcome of the adversary proceeding. For purposes of estimating the fair value of the Company's service receivables, the Company assumed at March 31, 2009 that the application of collateral will continue in the ordinary course in accordance with existing agreements and that the trusts have rights to the amounts that are the subject of the Creditors Committee's complaint. A successful challenge to the security interests could decrease materially the value of Company's additional structural advisory fees or its advisory fees pursuant to the asset services agreement dated as of March 31, 2009 (Asset Services Agreement), among FMC, First Marblehead Education Resources, Inc., a wholly owned subsidiary of the Company (FMER), VCG Owners Trust, a newly formed Delaware statutory trust (Purchaser) and VCG Securities, LLC, a Florida limited liability company (Vanquish Investor), which fees are based on the assets of the NCSLT Trusts and resulting cash flows. See Note 4.

(3) Securitization Trusts and Related Revenue

        The Company historically structured and facilitated securitization transactions for its clients through a series of bankruptcy remote, qualified special purpose statutory trusts. Through the securitization process, the trusts obtain private education loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these education loans are obligations of the trusts, rather than the Company's obligations or those of originating lenders or their assignees. The NCSLT Trusts held substantially all of the TERI-guaranteed private education loans facilitated by the Company.

        At March 31, 2009 and June 30, 2008, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $13,610,453 and $14,610,470, respectively.

        The underlying assets in the NCSLT Trusts were private education loans of which approximately 38.0% were in deferment, 7.0% were in forbearance and 55.0% were in repayment status as of March 31, 2009. Approximately 88.0% of the loans in repayment status as of March 31, 2009 were current, 7.0% were between 31 and 90 days past due, 3.0% were between 91 and 180 days past due, and 2.0% were greater than 180 days past due. As of March 31, 2009, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status was 9.5% for the aggregate loans in the NCSLT Trusts.

        The Company has received several types of fees in connection with its past securitization services:

  •
  Structural advisory fees.    The Company has charged structural advisory fees that were to be paid in two portions:

  •
  Up-front.    The Company received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, it structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of loans it facilitated in the first quarter of fiscal 2008, these fees constituted 8.7%, or $176,957, of the aggregate principal and accrued interest of the loans securitized. Also, for the nine months ended March 31, 2008, the Company collected from the trusts the remaining balance of cash set aside at the trusts formation to cover certain costs of issuance totaling $2,094. The Company has not facilitated any securitizations of loans since the first quarter of fiscal 2008,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Securitization Trusts and Related Revenue (Continued)

      and it is uncertain as of the date of this quarterly report whether the fee structure that it has historically used will be used in any future securitization transactions. In particular, market conditions may dictate that the Company reduce or forgo its up-front structural advisory fee in connection with securitizations, if any, that it is able to facilitate in the near term; and

    •
    Additional.    The Company is entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. In the case of NCSLT Trusts, this portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. The Company generally becomes entitled to receive this additional portion, plus interest, once the ratio of assets to liabilities in the particular NCSLT Trust, which the Company refers to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105.5%. The Company's receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the NCSLT Trusts.

        In the case of NCSLT Trusts, at March 31, 2009, the Company expects to receive the additional fees beginning five to 20 years after the date of a particular securitization transaction. The stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular trust is determined at the time of securitization. Actual parity ratios of the NCSLT Trusts as of March 31, 2009 ranged from 93.9% to 99.7%. For the three and nine months ended March 31, 2009 the Company collected $26 and $1,530, respectively in additional structural advisory fees from the trusts.

  •
  Residual.    The Company also has the right to receive a portion of the residual interests, if any, generated by various securitization trusts other than the NCSLT Trusts. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees.

  •
  Administrative and other fees.    The Company's administrative and other fees from securitizations are derived primarily from two sources: (a) FMDS receives fees for its services in administering securitization trusts, including its daily management and obtaining information from loan servicers and reporting this and other information to the parties related to the securitization and (b) Union Federal received marketing fees upon the securitization of its education loans totaling $12,067 for the nine months ended March 31, 2008. The Company's fees for performing the administrative services range from 5 to 20 basis points per year based on the education loan balance in the trust. For the three months ended March 31, 2009 and 2008, the Company recorded administrative fees of $1,806 and $1,885, respectively. For the nine months ended March 31, 2009 and 2008, the Company recorded administrative fees of $5,478 and $5,483, respectively. Cash receipts on administrative fees totaled $1,812 and $5,533 for the three and nine-month periods ended March 31, 2009 and $1,892 and $5,401 for the three- and nine-month periods ended March 31, 2008.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Sale of the Trust Certificate and Related Transactions

        On March 31, 2009, NC Residuals Owners Trust was formed by the statutory conversion of GATE Holdings, Inc., a Delaware corporation and wholly owned subsidiary of FMC. As a result of the conversion, FMC became the sole legal and beneficial owner of the Trust Certificate of NC Residuals Owners Trust. On April 3, 2009, The National Collegiate Funding LLC, a Delaware limited liability company and wholly owned subsidiary of NC Residuals Owners Trust (NCF), changed its name to NC Owners LLC (Owners LLC). NC Residuals Owners Trust and Owners LLC together owned certain certificates of beneficial ownership interests (Residuals) of the NCSLT Trusts.

        On April 6, 2009, FMC entered into, among other agreements, a purchase agreement, dated as of March 31, 2009 (Purchase Agreement), among FMC, Purchaser, and Vanquish Investor, the Asset Services Agreement and a data sharing and license agreement, dated as of March 31, 2009 (Data Agreement), between FMC and the Purchaser. The Purchaser and Vanquish Investor are affiliates of Vanquish Capital Management LLC.

        Pursuant to the Purchase Agreement, FMC transferred the Trust Certificate to the Purchaser effective as of March 31, 2009. As a result, the Purchaser became the indirect owner of the Residuals that were formerly owned by the Company indirectly through NC Residuals Owners Trust and Owners LLC. In consideration for the sale, the Purchaser and Vanquish Investor agreed to bear all future federal and state tax liabilities associated with the Residuals. As a result of the sale, the Company expects to receive a refund for federal income taxes previously paid, as the Company has been required to pay taxes on income from the NCSLT Trusts in excess of cash flows received.

        Pursuant to the Asset Services Agreement, FMC and FMER have agreed to provide certain advisory services to the Purchaser to support the Purchaser's ownership of the Residuals, including, among others, analysis and valuation optimization services and services relating to funding strategy. As compensation for services, FMC and FMER are entitled to an advisory fee (Advisory Fee) payable monthly at a rate equal to 1/12 of 0.63% of the aggregate outstanding principal balance of the education loans owned by the NCSLT Trusts as of the last day of the previous calendar month. Although the Advisory Fee will be earned monthly, FMC and FMER will not have the right to receive the Advisory Fee except to the extent that amounts payable to the holder of the Residuals (Cash Flows) are paid from distributions made by each of the NCSLT Trusts on each payment date. To the extent that FMC and FMER have earned but not received fees for any prior month, any Cash Flows that are paid from distributions made by one or more of the NCSLT Trusts will be allocated as follows:

  •
  for each payment date occurring in each of the 60 calendar months commencing with the first calendar month in which Cash Flows are paid from distributions made by one or more of the NCSLT Trusts, 60% of such amounts shall be directed by the Purchaser to be paid to FMC and FMER;

  •
  for each payment date occurring in or after the 61st calendar month after the first calendar month in which Cash Flows are paid from distributions made by one or more of the NCSLT Trusts until all earned but unpaid Advisory Fees are paid in full, 40% of such amounts shall be directed by the Purchaser to be paid to FMC and FMER; and

  •
  for each payment date occurring thereafter, an amount equal to the monthly Advisory Fee shall be directed by the Purchaser to be paid to FMC and FMER in full payment of the monthly Advisory Fee.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Sale of the Trust Certificate and Related Transactions (Continued)

        No monthly Advisory Fee will be paid by the Purchaser unless the Purchaser has received Cash Flows.

        Pursuant to the Data Agreement, the Purchaser has agreed to share with and license to FMC certain deidentified student loan data. In consideration of a one-time license fee of $750, the Purchaser granted to FMC a limited, exclusive, irrevocable, perpetual license to retain and use monthly updates to Deidentified Data (as defined in the Data Agreement) for any lawful purpose. This license will survive the termination of the Asset Services Agreement or the Data Agreement for any reason. Unless sooner terminated by the Purchaser, the term of the Data Agreement will continue until the earlier of (i) the date the Cash Flows equal zero or (ii) 25 years from the date of the Data Agreement.

(5) Fair Value Measurement

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

  Determination of Fair Value

        At March 31, 2009, the Company applied fair value to eligible assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

(5) Fair Value Measurement (Continued)

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

        Loans Held for Sale.    Market prices are not available for the Company's education loans held for sale. As a result, the Company bases the fair value utilizing an internally-developed discounted cash flow model which includes assumptions regarding prepayment rates, net default rates, the LIBOR forward interest rate curve, and buyer's equity and borrowing costs. Loans held for sale are carried at lower of cost or fair value and are classified within Level 3 of the valuation hierarchy.

        Structural Advisory Fees Receivable.    Market prices are not available for the Company's additional structural advisory fees. As a result, the Company estimates the fair value utilizing internally-developed discounted cash flow models that include assumptions regarding prepayment rates, net default rates,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5) Fair Value Measurement (Continued)

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

        The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at March 31, 2009:	Level 1	Level 2	Level 3	Total carrying value
Recurring:
Cash equivalents	$95,059	$—	$—	$95,059
Investments	75,587	—	—	75,587
Structural advisory fees	—	—	60,846	60,846
Residuals	—	—	7,651	7,651
Nonrecurring:
Loans held for sale	—	—	417,145	417,145

Total assets at fair value	$170,646	$—	$485,642	$656,288

        Please see Note (1) for a rollforward of the loans held for sale and Note (2) for a rollforward of the structural advisory fees and residuals receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Net Interest Income

        The following table reflects the components of net interest income for the nine months ended March 31, 2009, and 2008.

	Nine Months ended March 31,
	2009	2008
Interest Income
Cash and cash equivalents—taxable	$677	$3,020
Cash and cash equivalents—tax exempt	62	461
Federal funds sold	465	1,309
Investments—taxable	361	446
Investments—tax exempt	1,027	3,131
Education loans	30,378	21,987
Mortgage loans	424	567

Total interest-earning assets	33,394	30,921
Interest Expense
Savings accounts	$1,418	$1,818
Money market accounts	1,166	3
Brokered deposits	1,946	3,427
Warehouse line of credit	7,783	6,581
Other short-term borrowings	103	—
Other interest-bearing liabilities	569	521

Total interest-bearing liabilities	12,985	12,350

Net Interest Income	$20,409	$18,571

(7) Related Party Transactions

        At March 31, 2009, the Company had invested approximately $90,260 of cash equivalents in a money market fund. The investment adviser for this fund is Milestone Capital Management, LLC (MCM), an institutional money management firm. In addition, approximately $71,550 of investments and cash equivalents were invested by MCM on behalf of the Company under an investment management agreement. MCM receives a fee for services it performs under this agreement. MCM is a wholly owned subsidiary of Milestone Group Partners. Members of the immediate family of one of the Company's directors owned approximately 65% of Milestone Group Partners as of March 31, 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Deposits

        The table below represents the Company's deposit balances as of March 31, 2009 and June 30, 2008, respectively:

	March 31, 2009	June 30, 2008
Savings accounts	$14,339	$14,887
Money market and demand deposit accounts	52,222	31,447
Time deposits	65,535	197,779

	$132,096	$244,113

        The aggregate amount of time deposits in denominations greater than $100 or more was $38,321 and $165,593 as of March 31, 2009 and June 30, 2008, respectively. Included in time deposits above were brokered deposits totaling $25,000 and $150,194 at March 31, 2009 and June 30, 2008, respectively. Included in money market accounts at June 30, 2008 was $31,323 deposited by TERI and pledged to Union Federal to secure TERI's guaranty obligations with regard to the TERI-guaranteed education loans held by Union Federal. In October 2008, the Bankruptcy Court ordered that this TERI segregated reserve be moved from Union Federal to another depository bank. No amounts related to the TERI segregated reserve were included in money market accounts at March 31, 2009.

        A summary of time deposits, by maturity at March 31, 2009 and June 30, 2008, is as follows:

	March 31, 2009		June 30, 2008
	Amount	Weighted average rate	Amount	Weighted average rate
Within one year	$65,301	2.70%	$197,579	3.13%
Over one year	234	3.00%	200	3.58%

	$65,535		$197,779

(9) Education Loan Warehouse Facility

        In July 2007, UFSB-SPV, entered into a $300,000 education loan warehouse facility to fund the purchase of education loans from Union Federal. At March 31, 2009, $246,050 was outstanding under the facility. UFSB-SPV has pledged the purchased education loans as collateral for the advances it received from the conduit lender.

        The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate repayment of notes outstanding under the facility. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In January, February and March 2009, additional events of termination occurred under the indenture relating to the one- and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(9) Education Loan Warehouse Facility (Continued)

three-month default ratios on the underlying portfolio. The conduit lender's recourse under the indenture is limited to education loans pledged as collateral. In connection with Union Federal's settlement of claims against TERI's bankruptcy estate, approximately $15,714 of the settlement amount was allocated to the education loans pledged as collateral and was subsequently applied to reduce amounts outstanding under the warehouse facility. See Note 15.

        In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture (Default Rate) unless and until the conduit lender delivered further notice to UFSB-SPV. In April 2009, the conduit lender elected for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election. As a result, the interest rate on outstanding notes will increase beginning in the fourth quarter of fiscal 2009. UFSB-SPV will pay lower fees, however, as a result of such election.

(10) Federal Reserve Bank Borrowings

        The Company had $55,000 in other short-term borrowings outstanding at March 31, 2009 from the Federal Reserve Bank of Boston. Prior to April 27, 2009, Union Federal could borrow up to 75% of the outstanding principal of education loans held by Union Federal, not including education loans held by UFSB-SPV, in a current repayment status. Effective April 27, 2009, as a result of changes enacted by the Federal Reserve Bank of Boston, Union Federal can borrow up to 60% of the outstanding principal of education loans in a current repayment status. The short-term borrowings will mature at various dates from April 1, 2009 to June 1, 2009.

(11) Stockholders' Equity

Investment Agreement

        In December 2007, FMC entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (Parthenon Purchasers), pursuant to which the Company sold 60 shares of newly designated Series A Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series A Preferred Stock), at a purchase price of $1,000 per share. Pursuant to the Investment Agreement, the Company also agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, up to 201 shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1,000 per share. FMC granted to GS Parthenon A, L.P. the right to designate one representative to FMC's Board of Directors and provided to the Parthenon Purchasers required and incidental rights to register under the Securities Act of 1933, as amended, any common stock of the Company (Common Stock) obtained from the conversion of preferred stock.

        The total investment by the Parthenon Purchasers, including their initial investment of $59,800, was capped by the terms of the Investment Agreement at an amount not to exceed 25% of the Company's total stockholders' equity, consistent with regulations of the OTS. As a result of a decrease in the Company's stockholders' equity after the time of the initial investment by the Parthenon Purchasers,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(11) Stockholders' Equity (Continued)

and based on the Company's stockholders' equity as of June 30, 2008, the subsequent equity investment by the Parthenon Purchasers, which closed on August 18, 2008, was limited to $132,700. See "Series B Non-Voting Convertible Preferred Stock" below. The Company received aggregate gross proceeds of approximately $192,500 from the sale of the Series A Preferred Stock and the Series B Preferred Stock pursuant to the Investment Agreement. In January 2008, the Parthenon Purchasers elected to convert their Series A Preferred Stock into an aggregate of 5,320 shares of Common Stock.

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

2003 Stock Incentive Plan

        In September 2003, the Board of Directors and stockholders approved the 2003 Stock Incentive Plan. A total of 4,050 shares of Common Stock are authorized for issuance pursuant to awards under this plan. During the first nine months of fiscal 2009, the Company granted 21 fully vested stock units pursuant to the Company's stock unit program for non-employee directors, each such stock unit representing the right to receive one share of Common Stock. As of March 31, 2009, there were 291 restricted stock units outstanding and 3,258 shares available for future grant under 2003 Stock Incentive Plan.

2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (Stock Purchase Plan). A total of 600 shares of Common Stock were authorized for issuance under this plan. The Stock Purchase Plan permitted eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Participation was voluntary. Under the Stock Purchase Plan, 30 and 15 shares of Common Stock were issued in January 2008 and July 2007, respectively. In April 2008, the Board of Directors, which administers the Stock Purchase Plan, terminated the offering period that began on January 1, 2008 and indefinitely suspended the Stock Purchase Plan. At March 31, 2009, 406 shares were available for future purchase under the Stock Purchase Plan.

2008 Meyers' Option Plan

        The Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008, subject to any required regulatory approvals. In connection with the election, the Board of Directors and a subcommittee of the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(11) Stockholders' Equity (Continued)

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

Share Repurchase Program

        In April 2007, the Board of Directors authorized the repurchase of up to 10,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions. The 10,000 shares authorized for repurchase included 3,393 remaining shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. The repurchase program approved on April 24, 2007 does not have a fixed expiration date. Through March 31, 2009, the Company had repurchased an aggregate of 1,169 shares of Common Stock under this program. The Company did not repurchase any shares of its Common Stock under this program during the first nine months of fiscal 2009.

Cash Dividends

        The Board of Directors declared no cash dividends during the first nine months of fiscal 2009, and the Company does not expect to declare any cash dividends in the foreseeable future. Any decision to pay future dividends will be made by the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

(12) Union Federal Regulatory Capital Requirements

        Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial condition. Under capital adequacy guidelines and the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(12) Union Federal Regulatory Capital Requirements (Continued)

regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Additionally, Union Federal may not pay dividends to FMC or originate private education loans in the future without prior approval of the regulatory authorities. UFSB's equity capital was $65,190 at March 31, 2009.

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of March 31, 2009 and June 30, 2008, Union Federal met all quantitative capital adequacy requirements to which it was subject and had total risk-based ratios of 10.94% and 22.14%, Tier 1 risk-based ratios of 10.93% and 22.08%, and Tier 1 core capital ratios of 10.50% and 18.43%, respectively. As of March 31, 2009 and June 30, 2008, Union Federal was well capitalized under the regulatory framework for prompt corrective action. Union Federal's regulatory authorities have from time to time requested that the Company provide additional capital to Union Federal in amounts linked to the amount of private education loans held by Union Federal, and the Company is currently in discussions with regulators regarding, among other things, the provision by the Company of additional regulatory capital and the reduction of such loan balances. Additional infusions of regulatory capital into Union Federal could adversely affect the Company's short-term liquidity.

(13) Net (Loss) per Share

        The following table sets forth the computation of basic and diluted net (loss) per share of Common Stock for the three months and nine months ended March 31, 2009 and 2008:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net (loss)	$(140,654)	$(229,550)	$(326,938)	$(178,405)

Shares used in computing net (loss) per common share—basic	99,121	97,103	99,067	94,691
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Preferred stock	—	—	—	—
Dilutive potential common shares	—	—	—	—

Shares used in computing net (loss) per common share—diluted	99,121	97,103	99,067	94,691

Net loss per common share:
Basic	$(1.42)	$(2.36)	$(3.30)	$(1.88)

Diluted	$(1.42)	$(2.36)	$(3.30)	$(1.88)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Net (Loss) per Share (Continued)

        The Company did not include 376 dilutive shares underlying restricted stock units or 8,847 shares of Series B Preferred Stock in the computation of diluted net loss per share for the three months ended March 31, 2009 as the effect would have been antidilutive. The Company did not include 4 dilutive shares underlying stock options, 550 dilutive shares underlying restricted stock units or 7,297 shares of Series B Preferred Stock in the computation of diluted net loss per share for the nine months ended March 31, 2009 as the effect would have been antidilutive.

(14) Commitments and Contingencies

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(14) Commitments and Contingencies (Continued)

        TERI Reorganization.    On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on the Company's client relationships, its facilitated loan volume, its ability to structure loan securitizations, the value of its service receivables and its ability to realize fully TERI's cost reimbursement and guaranty obligations.

        In April 2008, the Company received notice that Bank of America and RBS elected to terminate agreements with the Company, and certain of its clients in the case of RBS, as a result of the TERI Reorganization. In addition, as further described below, JPMorgan Chase, Bank of America and Union Federal have entered into stipulations in the context of the TERI Reorganization relating to the termination of their agreements with TERI and the settlement of related claims. As a result of these actions, Bank of America, JPMorgan Chase and Union Federal do not have any further obligations to sell, and the Company does not have any further obligation to purchase, certain private education loans as of the date of this quarterly report. RBS and the Company generally no longer have any further obligations to sell or purchase private education loans under the various loan programs formerly funded by RBS.

        In July 2008, the Bankruptcy Court entered an order granting a motion by TERI to terminate the loan origination agreement and guaranty agreement between TERI and JPMorgan Chase. Pursuant to a stipulation in connection with the motion, TERI agreed to return to JPMorgan Chase a portion of the guaranty fees previously paid by JPMorgan Chase to TERI with regard to private education loans funded and currently owned by JPMorgan Chase (JPMorgan Chase Program Loans), and JPMorgan Chase waived and relinquished any further guaranty claims against TERI with regard to the JPMorgan Chase Program Loans. In March 2009 and April 2009, the Bankruptcy Court entered orders approving settlements relating to TERI's agreements with Bank of America and Union Federal. See Note 15.

        The Company had the right to facilitate securitization of the JPMorgan Chase Program Loans, subject to the terms and conditions of the note purchase agreement between the Company and JPMorgan Chase (NPA). As a result of the terminations of the guaranty agreements, the NPA also terminated. As a result, JPMorgan Chase no longer has any further obligations to sell and the Company no longer has any obligation to purchase JPMorgan Chase Program Loans pursuant to the NPA.

        The Company expects that the remaining guaranty agreements or loan origination agreements that TERI has with a significant number of the Company's clients will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of the Company's agreements with that client. As a result, the Company expects its note purchase agreements with additional clients to terminate as the TERI Reorganization evolves. The Company also expects the TERI Reorganization to continue to materially adversely affect FMC's ability to facilitate the securitization of TERI-guaranteed loans. If FMC is able to facilitate securitizations of TERI-guaranteed loans in the future, FMC's up-front structural advisory fee yields would decline and market conditions would likely dictate that FMC obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(14) Commitments and Contingencies (Continued)

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

        Claims Estimation.    In November 2008, FMER filed a motion with the Bankruptcy Court that proposed a framework for estimating all trust and lender guaranty claims against TERI's bankruptcy estate. The framework would have determined the amount of a trust's or lender's unsecured guaranty claim, based on certain information provided with regard to its TERI-guaranteed loan portfolio and certain fixed assumptions applied across all portfolios. The motion, which was prompted by the Company's concern with the efficient administration of the bankruptcy estate, argued that there would be no substantial progress toward a global settlement of claims or plan of reorganization without a uniform estimation procedure.

        Both TERI and the Creditors Committee formally objected to the motion, generally arguing that they had been developing an alternative framework for use in estimating creditors' guaranty claims against TERI's estate. In addition, certain lenders objected to the Company's motion, generally arguing with substantive aspects of the estimation methodology that the Company proposed.

        The Bankruptcy Court continued the motion indefinitely in mid-December. The Company has subsequently provided comments to TERI, the Creditors Committee and their respective advisors for use in developing their estimation framework. TERI had not resumed paying guaranty obligations with respect to defaulted loans of lenders holding TERI-guaranteed loans that have not been securitized as of May 8, 2009.

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

(14) Commitments and Contingencies (Continued)

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

        The Bankruptcy Court, upon motion of the Creditors Committee, subsequently extended until February 2, 2009 the parties' rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $595,000 as of March 31, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling approximately $30,806 as of March 31, 2009. In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motions to dismiss on April 30, 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS expects to file a response to the opposition and amended complaint within the time frame allowed under the applicable bankruptcy rules. The Company cannot at this time predict the timing, costs or outcome of the adversary proceeding, and has not adjusted its accounting assumptions as of March 31, 2009 in response to this development. To the extent the trusts continue to request that TERI make guaranty claims payments from the Pledged Accounts and to transfer the defaulted loans to TERI in respect of the guaranty payments, the amount of defaulted loans the recoveries of which are subject to the Creditors Committee's challenge will continue to increase.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(14) Commitments and Contingencies (Continued)

        Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. As of May 8, 2009, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. A successful challenge to the security interests could therefore decrease materially the value of the Company's additional structural advisory fees or its advisory fees pursuant to the Asset Services Agreement with the Purchaser and Vanquish Investor, which fees are based on the assets and paid through the Cash Flows.

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

        On November 28, 2008, a consolidated amended complaint was filed by the lead plaintiffs and contained similar allegations as the earlier complaints. On February 9, 2009, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to the Company's motion to dismiss on April 13, 2009. The Company plans to respond in May 2009. A class had not been certified in the actions as of May 8, 2009.

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

(14) Commitments and Contingencies (Continued)

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

(15) Subsequent Events

  Union Federal Settlement with TERI

        On April 7, 2009, the Bankruptcy Court entered an order (Order) authorizing TERI to enter into and perform a stipulation, dated March 25, 2009 (Stipulation), among TERI, Union Federal and UFSB-SPV. Pursuant to the Stipulation:

  •
  The Program Documents (as defined below) among TERI, FMC and Union Federal were terminated;

  •
  TERI agreed to remit all funds in the Pledged Account (as defined below) to Union Federal, except for $1,500 (Compromise Payment) and $100 (Overpayment Amount);

  •
  Each of Union Federal and UFSB-SPV irrevocably and unconditionally waived, released and discharged TERI from all claims against TERI under the Program Documents, including future guaranty claims;

  •
  TERI irrevocably and unconditionally waived any existing or future right or claim it may have to payment of guaranty fees from Union Federal or UFSB-SPV under the Program Documents; and

  •
  TERI will retain all defaulted loans transferred to TERI prior to April 7, 2008 pursuant to the Program Documents using funds in the Pledged Account and all recoveries on such defaulted loans.

        FMC, Union Federal and TERI had been party to certain agreements (Program Documents) pursuant to which, among other things, TERI was retained as originator for private education loans funded by Union Federal (Student Loans) and TERI guaranteed the repayment of principal and interest on every Student Loan for which a "guaranty event" occurred. Pursuant to the Program Documents, certain guaranty fees and other amounts had been deposited in a segregated reserve account (Pledged Account). TERI granted Union Federal a security interest in certain assets and property, including funds in the Pledged Account, to secure TERI's obligations under the Program Documents.

        Union Federal agreed to the Compromise Payment in order to avoid the cost, delay and risk associated with litigating certain disputes with TERI regarding possible deficiencies in Union Federal's security interests and potential preferential transfers involving the Pledged Account. The Overpayment

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(15) Subsequent Events (Continued)

Amount represents amounts previously refunded to Union Federal by TERI from its operating account, rather than the Pledged Account, related to cancelled Student Loans.

        On April 9, 2009, Union Federal received $30,046 (Settlement Amount) from TERI. Of the Settlement Amount, $15,714 was allocated to the Student Loans held by UFSB-SPV and subsequently applied to reduce amounts outstanding under the education loan warehouse facility. Based on management assumptions as of March 31, 2009, the Company expects the aggregate principal and accrued interest balance of defaulted Student Loans over the life of the portfolio to exceed the Settlement Amount.

  Transfer of Economic Interest in UFSB Private Loan LLC

        On April 30, 2009, Union Federal received approval from the OTS to sell substantially all of its economic interest in UFSB-SPV to The National Collegiate Funding II LLC (NCF II), a newly formed subsidiary of FMC. The transaction was effected on April 30, 2009 pursuant to a transfer and assignment agreement among FMC, Union Federal and NCF II. Union Federal received $2,904 in consideration for the sale and granted NCF II an irrevocable proxy to exercise Union Federal's voting and management rights as a member of UFSB-SPV. As part of the transaction, FMC agreed to indemnify Union Federal against certain claims and expenses, including potential master servicing fee deficiencies and claims resulting from origination errors.

        As a result of the transaction, the private education loans held by UFSB-SPV, and the related indebtedness to the conduit lender, were eliminated from Union Federal's balance sheet for financial presentation purposes under GAAP and for purposes of regulatory capital compliance under the regulations of the OTS. Among other objectives, the transaction was intended to reduce the elevated balance of private student loans on Union Federal's balance sheet, increase Union Federal's capital ratio for regulatory reporting purposes and reduce the amount of Union Federal's assets that are subject to fair value adjustments. Following the transaction, as of April 30, 2009, Union Federal had a total risk-based ratio of 39.46%, a Tier 1 risk-based ratio of 39.44% and a Tier 1 core capital ratio of 34.80%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report.

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial position, future revenues and funding transactions, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or the timing of events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth below under "—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth below under the caption "Risk Factors" in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 8, 2009.

Executive Summary

Recent Developments

        Our inability to access the securitization markets as a result of market disruptions continued during the third quarter of fiscal 2009. That inability, together with the reorganization in bankruptcy of The Education Resources Institute, Inc., or TERI, has strained our client relationships, resulted in the termination of several material client agreements, reduced our facilitated loan volume and created uncertainty about our business prospects. During fiscal 2009, we have made significant changes in our senior leadership, and have made significant expense reductions in an attempt to overcome the challenges currently facing us. In addition, we are developing a new private education loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. We have summarized below developments affecting our business and financial results:

  •
  Dislocations in the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, persist as of the date of this quarterly report. Our business has been and continues to be materially adversely impacted by the current market dynamics, including an inability to access the securitization market and alternative interim financing facilities on attractive terms as well as the overall deterioration in consumer credit. These challenges are further discussed below under the caption "—Business Trends and Uncertainties."

  •
  We sold the trust certificate, which we refer to as the Trust Certificate, of our subsidiary NC Residuals Owners Trust, formerly known as GATE Holdings, Inc. as of March 31, 2009. NC Residuals Owners Trust owned, directly and indirectly, residual interests in certain securitization trusts, which we refer to as the NCSLT Trusts, facilitated by us. The purchaser became the indirect owner of these residual interests as a result of the sale of the Trust Certificate. Results for the third quarter of fiscal 2009 include a write-down of our residuals receivables of $134.5 million as a result of the transaction. In consideration for the sale, the purchaser agreed to bear all future federal and state tax liabilities associated with the residual interests. As a result of the sale, we expect to receive a refund for federal income taxes previously paid, as we have been required to pay taxes on income from the NCSLT Trusts in excess of cash flows. We also entered into an asset services agreement with the purchaser pursuant to which we agreed to provide certain advisory services to the purchaser to support the purchaser's ownership of the residual interests.

  •
  During the third quarter of fiscal 2009, we adjusted components of the package of key accounting assumptions used to estimate the fair value of our service receivables, which resulted in a $5.9 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables from trusts other than the NCSLT Trusts. In addition, we reduced the carrying value of our private education loans held for sale by $47.6 million. In general, our adjustments during the quarter were necessary as a result of general economic pressure on all consumer asset classes and conditions in the capital markets. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

  •
  In April 2008, TERI filed a voluntary petition for relief, which we refer to as the TERI Reorganization, under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volume, ability to structure securitizations of TERI-guaranteed loans, ability to fully realize TERI's cost reimbursement and guaranty obligations, and the value of our service receivables. On April 7, 2009, the Bankruptcy Court granted a motion by TERI to further extend until May 22, 2009 the exclusive period during which TERI may file a plan of reorganization. According to the motion, TERI and the official committee of unsecured creditors of TERI, which we refer to as the creditors committee and of which we are not a member, have made substantial progress on formulating a plan, the proposed timing or terms of which have not been disclosed to us.

  •
  On April 9, 2009, our subsidiary Union Federal Savings Bank, or Union Federal, received $30.0 million in connection with the settlement of certain claims against TERI in the context of the TERI Reorganization. The settlement amount represented substantially all of the funds in the segregated reserve account pledged by TERI to secure its obligations under the guaranty agreement between TERI and Union Federal. The settlement is further discussed below under the caption "—Business Trends and Uncertainties."

  •
  In January 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts that we have facilitated, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding security interests in certain pledged accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. For additional discussion, see "—Business Trends and Uncertainties."

  •
  On March 11, 2009, Moody's Investors Service, or Moody's, downgraded the ratings on 67 classes of notes issued in 12 securitizations facilitated by us. According to Moody's, the downgrades were prompted by worse than expected collateral performance, particularly with respect to direct-to-consumer loans held by the securitization trusts. Separately, Moody's confirmed the ratings on 25 classes of notes issued in seven securitizations facilitated by us. On

    April 9, 2009, Standard & Poor's Rating Services, or S&P, placed its ratings on 83 classes of notes issued in 17 securitizations facilitated by us on CreditWatch with negative implications. S&P indicated that the actions were prompted by higher-than-expected default levels experienced since April 2008. S&P confirmed the ratings on a certain class of notes issued in each of the securitizations. On April 9, 2009, Moody's also placed on review for possible downgrade the ratings of four classes of notes issued by two trusts with collateral consisting of private education loans that are not TERI-guaranteed. On April 14, 2009, Moody's downgraded the insurer financial strength rating of Ambac Assurance Corporation, or Ambac, from Baa1 to Ba3, which resulted in a downgrading of the ratings assigned to certain auction rate notes issued in three securitizations that we facilitated. These auction rate notes, however, already bore interest at the maximum rate.

  •
  As of March 31, 2009, Union Federal met all quantitative capital adequacy requirements to which it was subject. The capital amounts are also subject, however, to qualitative judgments by the regulators about components, risk weighting and other factors. We are in discussions with regulators regarding, among other things, the provision by us of additional regulatory capital and a reduction in the amount of private student loans held by Union Federal. Additional infusions of regulatory capital into Union Federal could adversely affect our short-term liquidity.

Overview

        We offer outsourcing services for private education lending in the United States. We offer services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. In addition, our wholly owned subsidiary Union Federal is a federally chartered thrift regulated by the Office of Thrift Supervision, or OTS, that has offered private education loans directly to consumers and currently offers residential retail mortgages, retail savings products, time deposit products and demand deposit accounts.

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

        We have generally assisted the lenders in our loan programs in selecting their underwriting criteria used in deciding whether an education loan will be made to an applicant. However, each lender has had ultimate control over the selection of these criteria, and in providing our services we have been obligated by contract to comply with them. Union Federal has funded a portion of our proprietary loan programs in the past, although it is not doing so as of May 8, 2009. Union Federal held private education loans with an outstanding principal and interest balance of approximately $522.6 million as of

March 31, 2009, of which loans with a principal and interest receivable balance of $260.0 million were pledged as collateral under a warehouse facility provided by a conduit lender. Our proprietary loan programs are Astrive Student Loans, Monticello Student Loans and Laurel Collegiate Loans.

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

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008 and persist as of May 8, 2009. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. During the first nine months of fiscal 2008, we facilitated loans with an aggregate principal balance of $4.7 billion and received $108.9 million in processing fees from TERI. In contrast, during the first nine months of fiscal 2009, we facilitated loans with an aggregate principal balance of $248.1 million and received $2.9 million in processing fees from TERI.

        We have refined our products and services, made major changes in senior management and significantly reduced our operating expenses, in an attempt to overcome the challenges currently facing us. We have developed, and continue to develop as of the date of this quarterly report, a new private education loan program that does not require a guaranty from a third party, as well as outsourced loan origination services and portfolio management services on a stand alone fee basis. As a result, we are able to offer both a fully integrated suite of services for private education loan programs, as well as certain services on a fee-for-service basis. We are developing a new private education loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. The success of the product under development will be critical to growing and diversifying the Company's revenues and client base. As in the past, we expect our level of profitability to continue to depend in the future on our ability to earn structural advisory fees, residuals for facilitating securitizations as well as reimbursement for services performed on behalf of our clients.

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

  •
  our critical accounting policies and estimates;

  •
  the general interest rate and consumer credit environments, including their effect on our assumed discount, net default and prepayment rates, as well as the trusts' ability to recover principal and interest from borrowers;

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

  •
  the impact, if any, of government efforts, through the Term Asset-Backed Lending Facility, or TALF, or other programs, designed to re-establish consumer credit related financing markets; and

  •
  the Company's ability to recover federal income taxes previously paid on its residuals receivable.

Business Trends and Uncertainties; Outlook

        Portfolio Funding.    Dislocations in the debt capital markets persisted throughout the first nine months of fiscal 2009, and we did not complete a securitization during the period. We expect the TERI Reorganization to materially adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. As a result, we do not expect to complete a securitization in the near-term.

        In addition, we expect the structure and pricing terms in future securitizations, if any, to be substantially less favorable than in the past. If we are able to facilitate the securitization of TERI-guaranteed loans in the future, our up-front structural advisory fee yields would likely decline and market conditions would likely dictate that we obtain or provide additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

        Education loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs. We have pursued alternative means to finance our clients' loans, but other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which have adversely affected the pricing, terms and conditions of alternative funding mechanisms that we have pursued. In addition, the TERI Reorganization and subsequent TERI ratings downgrades resulted in events of termination under the indenture relating to an education loan warehouse facility to fund the purchase of education loans from Union Federal. As a result, the facility is no longer available to finance education loans originated by Union Federal on an interim basis.

        We believe that the TALF created by the Federal Reserve Board and the U.S. Department of Treasury has the potential to facilitate the issuance of ABS and improve market conditions for ABS more generally. Under the TALF, which launched on March 3, 2009 and recorded subscriptions for the first funding on March 17, 2009, the Federal Reserve Bank of New York provides non-recourse five-year loans to eligible borrowers owning eligible collateral, including ABS backed by private education loans. We intend to participate in the TALF to the extent that we believe doing so is feasible and advantageous from a strategic or financial perspective.

        General Trends Affecting Credit Performance.    Beginning in late 2007 and continuing through the date of this quarterly report, general economic conditions in the United States have deteriorated. Credit performance of consumer-related loans generally, and the private education loans held by the various securitization trusts that we have facilitated, have been adversely affected and are continuing to deteriorate. During the third quarter of fiscal 2009, we increased our weighted average gross default rate assumption to 17.85%, an increase of 302 basis points from June 30, 2008, and 847 basis points from June 30, 2007.

        In the broader markets, the current conditions have remained challenging. Specifically,

  •
  Unemployment rates have increased.

  •
  Credit markets continue to reflect a lack of available consumer credit.

  •
  Securitization markets, including secondary markets, for private education loans have remained essentially closed.

  •
  Lenders remain capital constrained and reluctant to participate in private education loans.

        Against this backdrop, as discussed below, we sold the Trust Certificate.

        Sale of the Trust Certificate.    On April 6, 2009, we announced the sale of the Trust Certificate, representing our ownership interest in NC Residuals Owners Trust, formerly known as GATE Holdings, Inc., to affiliates of Vanquish Capital Management LLC. We believe the sale of the Trust Certificate has significantly improved our near-term financial condition and liquidity. NC Residuals Owners Trust owned, directly and indirectly, certain certificates, which we refer to herein as the Trust Certificate, of beneficial ownership interests, which we refer to herein as Residuals, of the NCSLT Trusts. The sale is expected to generate a cash refund for taxes previously paid, as we have been required to pay taxes on the expected residual cash flows from the NCSLT Trusts before we actually receive those cash flows. Over the past seven years, we have paid more than $195 million on taxable income associated with the Residuals. In addition, we estimate that we would have been required to pay approximately $430 million in additional taxes over the remaining life of the Residuals, with approximately $370 million to be paid prior to the Residuals generating sufficient annual cash flows to offset the tax payments. As a result of the transaction, we expect to eliminate any tax obligations from the Residuals in their entirety. The refund is expected to be received during fiscal 2010.

        In connection with the transaction, we entered into, among other agreements, a purchase agreement, dated as of March 31, 2009, with VCG Owners Trust, which we refer to herein as the Purchaser, and VCG Securities LLC, which we refer to herein as Vanquish Investor, an asset services agreement with the Purchaser and Vanquish Investor and a data sharing and license agreement with the Purchaser. Pursuant to the purchase agreement, we transferred the Trust Certificate to the Purchaser as of March 31, 2009. As a result, the Purchaser became the indirect owner of the Residuals that were formerly owned by us indirectly through NC Residuals Owners Trust. In consideration for the sale, the Purchaser and Vanquish Investor agreed to bear all future federal and state tax liabilities associated with the Residuals.

        Pursuant to the asset services agreement, we have agreed to provide certain advisory services to the Purchaser in connection with the Residuals, including, among others, analysis and valuation optimization services and services relating to funding strategy. As compensation for these services, we are entitled to an advisory fee earned monthly at a rate equal to 1/12 of 0.63% of the aggregate outstanding principal balance of the education loans owned by the NCSLT Trusts as of the last day of the previous calendar month. Although the advisory fee will be earned monthly, we will not have the right to receive the advisory fee except to the extent that amounts payable to the holder of the

Residuals, which we refer to herein as Cash Flows, are paid from distributions made by each of the NCSLT Trusts on each payment date. To the extent that we have earned but not received fees for any prior month, any Cash Flows that are paid from distributions made by one or more of the NCSLT Trusts will be allocated as follows:

  •
  for each payment date occurring in each of the 60 calendar months commencing with the first calendar month in which Cash Flows are paid from distributions made by one or more of the NCSLT Trusts, 60% of such amounts will be directed by the Purchaser to be paid to us;

  •
  for each payment date occurring in or after the 61st calendar month after the first calendar month in which Cash Flows are paid from distributions made by one or more of the NCSLT Trusts until all earned but unpaid advisory fees are paid in full, 40% of such amounts will be directed by the Purchaser to be paid to us; and

  •
  for each payment date occurring thereafter, an amount equal to the monthly advisory fee will be directed by the Purchaser to be paid to us in full payment of the monthly advisory fee.

        No monthly advisory fee will be paid by the Purchaser unless the Purchaser has received Cash Flows.

        Pursuant to the data sharing and license agreement, the Purchaser has agreed to share with and license to us certain deidentified student loan data. In consideration of a one-time license fee of $750,000, the Purchaser granted to us a limited, exclusive, irrevocable, perpetual license to retain and use monthly updates to Deidentified Data (as defined in the data sharing and license agreement) for any lawful purpose. This license will survive the termination of the asset services agreement or the data sharing and license agreement for any reason. Unless sooner terminated by the Purchaser, the term of the data sharing and license agreement will continue until the earlier of (i) the date the Cash Flows equal zero or (ii) 25 years from the date of the agreement.

        For additional detail regarding the terms of the purchase agreement, the data sharing and license agreement and the several other agreements that we entered into in connection with the sale of the Trust Certificate, as well as the asset services agreement we refer you to our current report on Form 8-K filed with the SEC on April 6, 2009.

        TERI Reorganization—Settlement of Union Federal Claims.    On April 7, 2009, the Bankruptcy Court entered an order authorizing TERI to enter into and perform a stipulation, among TERI, Union Federal and UFSB Private Loan SPV, or UFSB-SPV. UFSB-SPV is party to an education loan warehouse facility with a conduit lender pursuant to which UFSB-SPV purchased private education loans from Union Federal using advances that UFSB-SPV received from the conduit lender. Pursuant to the stipulation:

  •
  The Program Documents (as defined below) among TERI, us and Union Federal were terminated;

  •
  TERI agreed to remit all funds in the Pledged Account (as defined below) to Union Federal, except for $1.5 million, which we refer to herein as the Compromise Payment, and $0.1 million, which we refer to herein as the Overpayment Amount;

  •
  Each of Union Federal and UFSB-SPV irrevocably and unconditionally waived, released and discharged TERI from all claims against TERI under the Program Documents, including future guaranty claims;

  •
  TERI irrevocably and unconditionally waived any existing or future right or claim it may have to payment of guaranty fees from Union Federal or UFSB-SPV under the Program Documents; and

  •
  TERI will retain all defaulted loans transferred to TERI prior to April 7, 2008 pursuant to the Program Documents using funds in the Pledged Account and all recoveries on such default loans.

        We, Union Federal and TERI had been party to certain agreements, which we refer to herein as the Program Documents, pursuant to which, among other things, TERI was retained as originator for private education loans funded by Union Federal, which we refer to herein as the Student Loans, and TERI guaranteed the repayment of principal and interest on every Student Loan for which a "guaranty event" occurred. Pursuant to the Program Documents, certain guaranty fees and other amounts had been deposited in a segregated reserve account, which we refer to herein as the Pledged Account. TERI granted Union Federal a security interest in certain assets and property, including funds in the Pledged Account, to secure TERI's obligations under the Program Documents.

        Union Federal agreed to the Compromise Payment in order to avoid the cost, delay and risk associated with litigating certain disputes with TERI regarding possible deficiencies in Union Federal's security interests and potential preferential transfers involving the Pledged Account. The Overpayment Amount represents amounts previously refunded to Union Federal by TERI from its operating account, rather than the Pledged Account, related to cancelled Student Loans.

        On April 9, 2009, Union Federal received $30.0 million, which we refer to as the Settlement Amount, from TERI. Of the Settlement Amount, $15.7 million was allocated to the Student Loans held by UFSB-SPV and subsequently applied to reduce amounts outstanding under the education loan warehouse facility. Based on management assumptions as of March 31, 2009, we expect the aggregate principal and accrued interest balance of defaulted Student Loans over the life of the portfolio to exceed the Settlement Amount.

        For additional detail regarding the terms of the Union Federal settlement, we refer you to our current report on Form 8-K filed with the SEC on April 13, 2009.

        TERI Reorganization—Claims Estimation and Plan of Reorganization.    We remain uncertain about the amount of unsecured creditors' claims, including the unsecured claims of the securitization trusts, or the timing or content of TERI's plan of reorganization.

        In November 2008, we filed a motion with the Bankruptcy Court that proposed a framework for estimating all trust and lender claims against TERI's bankruptcy estate. The framework would have determined the amount of a trust's or lender's unsecured guaranty claim, based on certain information provided with regard to its TERI-guaranteed loan portfolio and certain fixed assumptions applied across all portfolios. The motion, which was prompted by our concern with the efficient administration of the bankruptcy estate, argued that there would be no substantial progress toward a global settlement of claims or plan of reorganization without a uniform estimation procedure. Both TERI and the creditors committee formally objected to the motion, generally arguing that they had been developing an alternative framework for use in estimating creditors' guaranty claims against TERI's estate. In addition, certain lenders objected to our motion, generally arguing with substantive aspects of the estimation methodology that we proposed. The Bankruptcy Court continued the motion indefinitely in mid-December. We have subsequently provided comments to TERI, the creditors committee and their respective advisors for use in developing their estimation framework, although we do not know the status of such framework as of the date of this quarterly report. Until a framework is finalized and applied to all of TERI's creditors, we will not be able to estimate the amount of unsecured creditors' claims against TERI in the TERI Reorganization, or the expected rate of recovery with regard to such claims.

        On April 7, 2009, the Bankruptcy Court granted a motion by TERI to further extend until May 22, 2009 the exclusive period during which TERI may file a plan of reorganization. According to the motion, the creditors committee and TERI have made substantial progress on formulating a plan, the proposed timing or terms of which have not been disclosed to us.

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

        The Bankruptcy Court, upon motion of the creditors committee, subsequently extended until February 2, 2009 the parties' rights to challenge the trusts' security interests in the collateral other than the pledged accounts. In January 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of seventeen securitization trusts, and against FMDS as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $595.0 million as of March 31, 2009, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling approximately $30.8 million as of March 31, 2009. In March, 2009, FMDS and the owner trustee filed a motion to dismiss the creditors committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The creditors committee filed an opposition to the motion to dismiss on April 30, 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS expects to file a response to the opposition and amended complaint within the time frame allowed under the applicable bankruptcy rules. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and have not adjusted our accounting assumptions as of March 31, 2009 in response to this development. To the extent the trusts continue to request that TERI make guaranty claims payments from the pledged accounts and to transfer the defaulted loans to TERI in respect of the guaranty payments, the amount of defaulted loans, the recoveries of which are subject to the creditors committee's challenge, will continue to increase.

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

        Funds in the pledged accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. TERI has not resumed paying guaranty obligations using its general reserves or with respect to defaulted loans that have not been securitized and are held by program lenders that have not otherwise agreed to settle their claims against TERI's bankruptcy estate.

        TERI Reorganization—Accounting Assumptions.    We did not adjust our accounting assumptions during the nine months ended March 31, 2009 regarding TERI. As of May 8, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to existing lenders. As a result, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. The adversary complaint filed by the creditors committee creates further uncertainty regarding the trusts' rights to future recoveries on defaulted loans owned by TERI and amounts transferred by TERI to pledged accounts after April 7, 2008. For purposes of estimating the fair value of our service receivables, we assumed at March 31, 2009 that the application of collateral will continue in the ordinary course in accordance with existing agreements and that the trusts have rights to the amounts that are the subject of the creditors committee's complaint. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our advisory fees pursuant to the asset services agreement with the Purchaser and Vanquish Investor, which fees are based on the assets and Cash Flows of the NCSLT Trusts.

        TERI Reorganization—Client Terminations.    Certain of our agreements with clients provide for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. As a result of the TERI Reorganization, certain clients, including JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A. have terminated some or all of their agreements with us. These terminations will result in a significant reduction in our facilitated loan volumes during fiscal 2009 compared to prior fiscal years. In addition, we expect that the guaranty agreements or loan origination agreements that a significant number of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client. As a result, we expect to lose additional clients as the TERI Reorganization evolves unless we can develop an alternative to a TERI-guaranteed private education loan program acceptable to former, current and prospective clients.

        Prepayment and Default Trends.    Although it can be difficult to discern trends in the overall portfolio, we observed that prepayment rates continued to decline during the third quarter of fiscal 2009. Prepayment rates generally rose for the first three quarters of fiscal 2008 and generally fell during the past four fiscal quarters. We estimate that prepayment rates decreased by more than 50% since March 31, 2008, primarily due, we believe, to the current interest rate environment, limited availability of consumer credit and current economic conditions. During the second quarter of fiscal 2009, we adjusted our prepayment assumptions to assume that the current historically low prepayment rate would generally persist for 12 months and eventually revert to historical norms during the ensuing 12 months. During the third quarter of fiscal 2009, we maintained a 12-month period during which we assume that the current historically low prepayment rates would persist. We believe that current prepayment rates will persist until March 2010, and eventually revert to historical norms during the ensuing 12 months.

        During the second quarter of fiscal 2009, defaults generally increased in our securitized loan portfolio, causing us to adjust upward our assumed gross default assumptions, from 15.96% to 16.58%, and our net default assumptions, from 8.30% to 8.62%. We believe that defaults trended higher during the quarter primarily as a result of the continued adverse consumer credit trends and, to a lesser extent, an increase in the number of loans entering repayment. Education loans tend to experience higher rates of delinquencies and defaults in the early years of repayment compared to later years. Over the past eight months, we have implemented several collections initiatives, including "early awareness" campaigns and increased focus on early stage delinquencies, which we expect to reduce delinquencies and, ultimately, defaults over the long term. However, in the short term we remain uncertain of their effect, and we have concluded that despite apparently positive initial results, it would be premature to assume positive long term trends as of March 31, 2009.

        During the third quarter of fiscal 2009, defaults generally increased in our securitized loan portfolio, causing us to adjust upward our assumed gross default assumptions, from 16.58% to 17.85%, and our net default assumptions, from 8.62% to 9.28%. We believe that defaults trended higher during the quarter primarily as a result of the continued adverse consumer credit trends.

        Write-down of Service Receivables and Loans Held for Sale.    Our financial results for the third quarter of fiscal 2009 reflected our inability to access the securitization market, as well as:

  •
  a $5.9 million pre-tax write-down of our service receivables, after giving effect to the sale of the Trust Certificate, as a result of certain changes to assumptions used to derive the estimated fair values of these receivables, as further detailed below under the caption "Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

  •
  a $47.6 million pre-tax write-down of the carrying value of our portfolio of private education loans held for sale, as further described below in Item 3 under the caption "Quantitative and Qualitative Disclosures about Market Risk."

        In general, each of these adjustments was necessary as a result of conditions in the capital markets and performance trends. We believe that our portfolios of securitized and unsecuritized loans may continue to be adversely affected by a negative consumer credit cycle that is affecting many other classes of consumer credit.

        Liquidity and Capital Resources.    In August 2008, we received $132.7 million in gross proceeds from the sale of shares of series B preferred stock to affiliates of GS Capital Partners, or GSCP. The proceeds provided us with liquidity and capital resources that will be critical to our short-term funding requirements. We believe that the sale of the Trust Certificate will contribute to an improved liquidity position, as the sale is expected to eliminate any future federal and state tax liabilities associated with the Residuals and result in a refund for federal income taxes previously paid. Our short-term needs, however, remain subject to uncertainties regarding regulatory capital requirements of Union Federal. Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal. If these authorities were to require us to make additional infusions of regulatory capital into Union Federal, or if sale of the Trust Certificate does not actually generate the tax benefits that we currently expect, our short-term liquidity would be adversely affected.

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. During the first two quarters of fiscal

2009, we further reduced headcount by approximately 100 employees. Following these reductions, we had 231 full-time employees as of May 6, 2009, compared to 410 full-time employees as of May 6, 2008.

        Product and Management Changes.    We have developed, and continue to develop as of the date of this quarterly report, alternatives to the loan guaranty and loan origination services that TERI historically provided to our clients. We have implemented a private education loan program that does not include a third party guaranty. In addition, we provide outsourced loan origination services and portfolio management services to a limited number of clients on a fee-for-service, stand alone basis. We are developing a new private education loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. The success of the product under development will be critical to growing and diversifying our revenues and client base in the future. Compared to past TERI-guaranteed loan programs, we are designing this loan product to strengthen the creditworthiness of the resulting assets, through redesigned risk-based pricing and enhanced cosigner participation, and by aligning risk and product options to promote a greater portion of immediate repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. We are uncertain of the level of interest from former, current or prospective lender clients with regard to the new program or the offered services, particularly in the current economic environment. Union Federal is not, as of the date of this report, able to fund loan originations in the private education loan program due to its current lack of funding capacity, and it will be necessary for Union Federal to obtain regulatory clearance before offering such a product.

        We experienced significant changes in senior management during the first quarter of fiscal 2009. Daniel Meyers returned to the company as Chief Executive Officer and President, and as a director, effective September 1, 2008. Mr. Meyers co-founded the company and served as our Chief Executive Officer and Chairman of the Board from our incorporation in 1994 to September 2005 and as our President from November 2004 to September 2005. In addition, four executive vice presidents left our company as of September 30, 2008, including our chief financial officer, who also headed our capital markets department, our chief administrative officer, our chief marketing officer and our chief information officer. We have reconstituted our senior management team, however the loss of any key employees could adversely affect our business. If we are unable to manage our cost reductions, or if we lose key employees as a result, our operations and our financial results could be adversely affected. These challenges are further discussed below under Item 1A, "Risk Factors—Risks Related to Our Industry, Business and Operations."

        Outlook.    Significant uncertainty exists regarding the success or market acceptance of our new products and services, regulatory requirements applicable to Union Federal and our ability to access the securitization markets. Nonetheless, we believe that the strategic realignment, our cost saving measures since May 2008 and management changes that we have undertaken should position the company to lead the next product cycle and compete in a re-emerging private education loan marketplace. In that regard, we believe that two developments this quarter, the sale of the Trust Certificate and Union Federal's settlement in the context of the TERI Reorganization, were significant. The expected tax consequences of the sale of the Trust Certificate would significantly improve our liquidity position. We believe that Union Federal's settlement with TERI should improve our flexibility with regard to the sale or financing of that portfolio, as the settlement definitively resolved the status of the segregated reserve account pledged by TERI to Union Federal.

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

        At March 31, 2009, the principal balance of loans facilitated and available to us for securitization was approximately $1.8 billion of which $83.5 million was facilitated during the first nine months of fiscal 2009. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of our purchase agreements, if we fail to facilitate a purchase in breach of our obligations, our damages would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Certain other purchase agreements, however, do not include a liquidated damages provision.

        Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. The TERI Reorganization constitutes a "market disruption event" under certain of these purchase agreements, suspending our contractual obligation to close a securitization with respect to approximately $1.3 billion of our facilitated loan volume available for securitization as of March 31, 2009, excluding loan volume originated by Union Federal for which the obligation to securitize ceased pursuant to a Bankruptcy Court order dated April 7, 2009. Any liquidated damages would be due at the expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. Our purchase agreements applicable to approximately $1.3 billion of the facilitated loan volume available for securitization as of March 31, 2009 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time.

        We have received several types of fees in connection with our past securitization services:

  •
  Structural advisory fees.    We have charged structural advisory fees that were to be paid in two portions:

  •
  Up-front.    We received a portion of the structural advisory fees at the time the securitization trust purchased the loans. In exchange for these fees, we structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. For the securitizations of TERI-guaranteed loans we facilitated in the first quarter of fiscal 2008, these fees constituted 8.7% of the aggregate principal and accrued interest of the loans securitized. We have not facilitated any securitizations of TERI-guaranteed loans since the first quarter of fiscal 2008, and we are uncertain as of the date of this quarterly report whether the fee structure that we have historically used will be used in any future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term; and

    •
    Additional.    We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. In the case of the NCSLT Trusts, this portion accumulates monthly in each trust from the date of a securitization transaction at a rate of 15 to 30 basis points per year. We generally become entitled to receive this additional portion, plus interest, once the ratio of assets to liabilities in the particular NCSLT Trust, which we refer to as the "parity ratio," reaches a stipulated level, which ranges from 103% to 105.5%. Our receipt of these fees, however, may be significantly delayed as a result of the TERI Reorganization under the terms of the indentures relating to the NCSLT Trusts. See "—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale—TERI's Obligation and Ability to Pay Claims."

        At March 31, 2009, we expect to receive the additional fees beginning five to 20 years after the date of a particular securitization transaction. The stipulated parity ratio levels may be raised if certain trust characteristics change. The level applicable to a particular trust is determined at the time of securitization. Actual parity ratios of the NCSLT Trusts as of March 31, 2009 ranged from 93.9% to 99.7%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust parity ratios as of March 31, 2009.

  •
  Residual.    Prior to March 31, 2009, we also had the right to receive a portion of the residual interests, if any, generated by various securitization trusts other than the NCSLT Trusts. This interest is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees.

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

Processing Fees from TERI

        Historically, we provided outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services under a master servicing agreement between TERI and us. We recognized as revenue the monthly reimbursement that TERI provided us for the expenses we incurred in providing these services. During fiscal 2008, we received $126.5 million in processing fees from TERI pursuant to the master servicing agreement. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement effective as of May 31, 2008. As a result of the termination, we will not receive processing fees from TERI pursuant to the master servicing agreement for any period after May 31, 2008. In addition, we have a general unsecured claim with regard to $16.0 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's bankruptcy petition. The order, however, approved a motion by TERI to enter into a transition services agreement with us with a term through September 29, 2008. In October 2008, we entered into a letter agreement with TERI, subject to subsequent approval by the Bankruptcy Court, to provide limited additional services to TERI, including continued occupancy through December 15, 2008 of certain office space subleased by TERI from us. Processing fees from TERI during the first nine months of fiscal 2009 in the amount of $2.9 million represented fees from TERI pursuant to the transition services agreement or the subsequent letter agreement. We do not expect to receive a material amount of processing fees from TERI in the future.

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

Quarterly Fluctuations

        Our revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital market transactions that we have facilitated and, to a lesser extent, the seasonality of education loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. In fiscal 2008, we facilitated two securitizations in the first quarter, but no securitizations during the remainder of the fiscal year. We did not facilitate any securitization transactions during the first nine months of fiscal 2009 and do not expect to facilitate any in the near-term. The variability of our quarterly revenue and operating results may continue on a quarterly basis, particularly as a result of conditions in the capital markets, developments in the TERI Reorganization and lower levels of facilitated loan volumes. In particular, a continuing inability to access the capital markets, variations in the size, structure or economic terms of any future transactions, write-downs of our service receivables, write-downs of Union Federal's loan portfolios, and the level of our facilitated loan volumes and operating expenses, could continue to materially adversely affect and result in increased variability of our operating results on a quarterly basis.

        The following tables set forth certain related quarterly financial and operating data for the first three quarters of fiscal 2009 and each quarter of fiscal 2008:

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Total
	(in thousands)
Principal amount of education loans facilitated	$128,089	$65,283	$54,719	$248,091
Principal amount of education loans facilitated that were also available to us for securitization	$83,215	$11,185	$(10,933)	$83,467
Total revenues	$(84,904)	$(86,095)	$(130,616)	$(301,615)
Net (loss)	$(92,897)	$(93,387)	$(140,654)	$(326,938)

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Principal amount of education loans facilitated	$2,401,541	$1,081,324	$1,249,201	$271,934	$5,004,000
Principal amount of education loans facilitated that were also available to us for securitization	$2,227,380	$982,052	$1,042,671	$267,931	$4,520,034
Principal and accrued interest balance of education loans securitized	$2,027,079	—	—	—	$2,027,079
Total revenues	$379,837	$(123,072)	$(251,788)	$(33,386)	$(28,409)
Net income (loss)	$168,820	$(117,675)	$(229,550)	$(56,671)	$(235,076)

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

        Because there are no quoted market prices for our additional structural advisory fees, residuals receivables or education loans held for sale, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

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

  •
  fees and expenses of the securitization trusts; and

  •
  in the case of education loans held for sale, a buyer's equity and borrowing costs, and a buyer's expected rate of return.

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

        We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of March 31, 2009, including actual borrower payment status, delinquency, cumulative loss and prepayment data as of March 31, 2009 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including channel-specific loans available for securitization by fiscal quarter, parity ratios by trust, net recovery rates by trust, FICO score ranges by year of origination and by channel, FICO score distributions for loans disbursed since January 1, 2008, payment status by trust and six-month rolling prepayment rates by trust.

        The following table shows the approximate weighted average assumptions for loan performance and discount rates at March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008 for our NCSLT Trusts:

	Percentage rate			Percentage discount rate
	Default	Recovery	Prepayments	Structural advisory fees	Residuals
March 31, 2009	17.85%	48%	8.01%	12.66%	— %*
December 31, 2008	16.58%	48%	8.12%	12.21%	18.40%
September 30, 2008	15.96%	48%	8.40%	11.07%	16.35%
June 30, 2008	14.83%	48%	8.40%	9.72%	14.88%

*
As of March 31, 2009, we were no longer entitled to residuals receivables from the NCSLT Trusts.

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

        During the second quarter of fiscal 2009, we increased the weighted average gross default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables from 15.96% to 16.58%, as a result of the trusts' actual default experience and general economic pressure on all consumer asset classes. We also increased our assumed weighted average net default rate from 8.30% to 8.62% during the second quarter of fiscal 2009. These increases in the default rates assumptions resulted in a decrease in the estimated fair value of our residuals receivables of $9.4 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $3.0 million.

        During the third quarter of fiscal 2009, we further increased the weighted average gross default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables from 16.58% to 17.85%, and our net default assumptions from 8.62% to 9.28%. We believe that defaults trended higher during the quarter primarily as a result of the continued adverse consumer credit trends. The increases in default rates assumptions resulted in a decrease in the estimated fair value of our structural advisory fees receivable of $2.6 million. As of March 31, 2009, we were no longer entitled to residuals receivables from the NCSLT Trusts.

        TERI's Obligation and Ability to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as trigger events, in which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the trigger event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a trigger event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. Under certain of the indentures, a trigger event would not occur even if cumulative loan defaults exceed the specified level if TERI continues to pay claims on defaulted loans and, in the case of certain indentures, is solvent. As a result of the TERI Reorganization, in the third quarter of fiscal 2008, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the trust's pledged account, assuming that recoveries on defaulted loans would replenish such pledged account. Previously, we assumed that TERI would pay default claims on a timely basis and that no default trigger event would occur. Although the overall expected cash flows generated by the trusts would improve as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals would be delayed, reducing their estimated fair value. The change in our assumptions with regard to TERI's obligation and ability to pay claims resulted in a decrease in the estimated fair value of our residuals receivables of $219.6 million and a decrease in the estimated fair value of our additional structural advisory fees receivable of $0.5 million during the third quarter of fiscal 2008. We made no changes to our assumptions regarding TERI's obligation and ability to pay claims during the fourth quarter of fiscal 2008 or the first three quarters of fiscal 2009.

        TERI may seek to reject its guaranty obligations entirely in the context of the TERI Reorganization. As of May 8, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations to the trusts or lenders that had not settled their claims against TERI's bankruptcy estate. As a result, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. In January 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of seventeen securitization trusts, and against FMDS as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $595.0 million as of March 31, 2009, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling approximately $30.8 million as of March 31, 2009. In March 2009, FMDS and the owner trustee filed a motion to dismiss the creditors committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The creditors committee filed an opposition to the motion to dismiss on April 30, 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS expects to file a response to the opposition and amended complaint within the time frame allowed under the applicable bankruptcy rules. We cannot at this time predict the timing, costs or outcome of the adversary proceeding. For purposes of estimating the fair value of our service receivables, we assumed at March 31, 2009 that the application of collateral will continue in the ordinary course in accordance with existing agreements and that the trusts have rights to the amounts that are the subject of the creditors committee's complaint. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our advisory fees pursuant to the asset services agreement with the Purchaser and Vanquish Investor, which fees are based on the assets and Cash Flows of the NCSLT Trusts.

        Prepayment Rates.    We compute prepayments as the difference between the total amount of payments, both principal and interest, received from or on behalf of a borrower and the amount of principal and interest billed to the borrower during the same period. To convert this dollar amount into a rate, we divide these amounts by the dollar amounts that could possibly have been repaid during that period and annualize the result. This approach results in a rate that is expressed as a conditional prepayment rate, or CPR. The CPR is essentially an estimate of the likelihood that a loan will be prepaid during a period, given that it has not previously defaulted or been prepaid. The prepayment rate can be significantly different at different points in time over the life of a trust, or any pool of loans, because the prepayment rate for a given cohort of loans will vary with their seasoning and credit quality.

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

        Economic conditions as of the date of this quarterly report are causing prepayment rates to vary significantly from historical rates. In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during the second quarter of fiscal 2009 by extending the period during which decreased prepayments were expected to persist. At December 31, 2008, we assumed that the then current prepayment rate would generally persist for 12 months and eventually revert to historical norms during the ensuing 12 months. This change resulted in a $11.3 million increase in the value of the residuals and a $2.4 million increase in the structural advisory fees during the second quarter of fiscal 2009.

        During the third quarter of fiscal 2009, we extended by three months the period during which we assumed the current historically low prepayment rate would persist, as a result of the current economic and interest rate environments, and limited availability of consumer credit. As a result, we assumed that the current prepayment rate will persist until March 31, 2010 and then eventually revert to historical norms during the ensuing 12 months. These changes resulted in an increase in the estimated fair value of our additional structural advisory fees of $0.8 million.

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

        Discount Rate—Additional Structural Advisory Fees.    Historically, we have based the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate based on the priority payment status of additional structural advisory fees in the flow of funds out of the securitization trusts and comparable spreads on structured and corporate debt securities. A decrease in the 10-year U.S. Treasury Note rate has the effect of increasing the estimated fair value of our structural advisory fees receivable, while an increase in the rate has the opposite effect on our estimate of fair value. During the second quarter of fiscal 2009, we increased the discount rate spread by 275 basis points, to 1,000 basis points. In doing so, we considered, among other things, increasing yield curves for certain composite indices for BBB- and BB-rated corporate bond indices with ten year maturities, as well as increases in the broader ABS marketplace during the quarter. The 10-year U.S. Treasury Note rate decreased by 161 basis points during the fiscal quarter, to 2.21% at December 31, 2008. As a result, the Company applied a discount rate of 12.21% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $6.1 million in the estimated fair value of the Company's additional structural advisory fees during the second quarter of fiscal 2009.

        During the third quarter of fiscal 2009, we maintained the discount rate spread at 1,000 basis points. The 10-year U.S. Treasury Note rate increased by 45 basis points during the fiscal quarter, to 2.66% at March 31, 2009. As a result, we applied a discount rate of 12.66% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a decrease of their fair value of $2.9 million during the third quarter of fiscal 2009.

        Auction Rate Note Interest Rates.    We have facilitated five private education loan trusts that issued auction rate notes to finance the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auction. We use a spread over LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. Historically, the spread over LIBOR used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates.

        Failed auctions have occurred and persisted with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which was calculated as of March 31, 2009, as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least Aa3 by Moody's and AA- by S&P as of March 31, 2009, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A3 by Moody's and A- by S&P as of March 31, 2009. Auction rate notes issued by two securitization trusts are also rated by Fitch and bear interest at a maximum rate, which was calculated as of March 31, 2009 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least AA- by Fitch as of March 31, 2009, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A- by Fitch as of March 31, 2009. In the event of certain ratings agency actions, these maximum spreads increase further. If any auction rate note were to be rated below Aa3 but at least A3 by Moody's, and below AA- but at least A- by S&P and Fitch, as applicable, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 by Moody's and below A- by S&P and Fitch, as applicable, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

        In October 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 3.50%. In November 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of our auction rate notes. As a result, the interest rate on certain of those auction rate notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50% or, in some cases, to one-month LIBOR plus 3.50%, and the interest rate of certain of those auction rate notes increased from one-month LIBOR plus 2.50% to one-month LIBOR plus 3.50%. We assumed at March 31, 2009 that all outstanding auction rate notes would continue to bear interest at the then-current maximum spreads over one-month LIBOR until their expected maturity dates. The increased cost of funding of these notes resulted in a decrease of $13.1 million in the estimated fair value of our additional structural advisory fees, and a decrease of $31.8 million in the estimated fair value of our residuals, during the second quarter of fiscal 2009. We made no adjustments to these assumptions during the third quarter of fiscal 2009. On April 14, 2009, Moody's downgraded the insurer financial strength rating of Ambac, from Baa1 to Ba3, which resulted in a downgrading of the ratings assigned to certain auction rate notes issued in three securitizations that we facilitated. These auction rate notes, however, already bore interest at the maximum rate.

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

        During the second quarter of fiscal 2009, the forward LIBOR curve decreased by approximately 200 basis points, an unusually large change. The change reduced the estimated fair value of our residuals receivables by $16.1 million, primarily as a result of a reduced spread on the fixed interest ABS, and reduced the estimated fair value of our additional structural advisory fees by $15.4 million, primarily as a result of a lower interest rate applicable to accrued but unpaid fees.

        During the third quarter of fiscal 2009, the forward LIBOR curve increased by approximately 75 basis points. The increase resulted in a recovery of a portion of our additional structural advisory fees that had been written down in the second quarter of fiscal 2009 as a result of the significant lowering of the forward LIBOR curve during that quarter. The change increased the estimated fair value of our additional structural advisory fees by $2.6 million.

        Fees and Expenses.    Beginning in the fourth quarter of fiscal 2008, we took into account default prevention and other collections related costs for our estimates of the fair value of our additional structural advisory fees and residuals receivables. Previously, these costs were reimbursed by TERI pursuant to our master loan guaranty agreement and were excluded from our valuation model. Due to the termination of the master loan guaranty agreement effective as of May 31, 2008, however, we no longer receive reimbursement for such expenses. On March 1, 2009, FMER, U.S. Bank National Association and certain NCSLT Trusts entered into a special servicing agreement, pursuant to which FMER will continue to perform certain special servicing duties with respect to default prevention for education loans owned by the NCSLT Trusts. The relevant NCSLT Trusts will bear the costs of the special services to be provided by FMER, up to specified monthly limits.

        At June 30, 2008, we estimated the aggregate costs necessary to achieve our gross default rate assumption, which resulted in a decrease in the estimated fair value of our residual receivable of $15.9 million and a decrease in the estimated fair value of our additional structural advisory fee receivable of $0.2 million during the fourth quarter of fiscal 2008. We did not change these estimates during the first nine months of fiscal 2009.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees. Education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the pledged accounts were unavailable to pay the trusts' default claims or if recoveries on defaulted loans were not used to replenish such pledged accounts, or if net defaults increase beyond the level of expected third party reimbursement assumptions, then these changes will have an additional negative effect on the value of our additional structural advisory fees. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts.

        The following table shows our loan performance and discount rate assumptions and service receivables balances at March 31, 2009 and estimated changes that would result from changes in our assumptions. The effect on the fair value of the structural advisory fees are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at March 31, 2009.

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

	Percentage change in assumptions		Management assumption and receivables balance at March 31, 2009	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	15.85%	16.86%	17.85%	18.83%	19.78%
Total structural advisory fees	$64,644	$63,787	$60,846	$60,042	$59,211
Change in receivables balance	6.24%	4.84%		(1.32)%	(2.69)%
Default recovery rate:
Management assumption	38.40%	43.20%	48.00%	52.80%	57.60%
Total structural advisory fees	$58,469	$60,153	$60,846	$61,245	$61,586
Change in receivables balance	(3.91)%	(1.14)%		0.66%	1.22%
Annual prepayment rate:
Management assumption	6.41%	7.21%	8.01%	8.81%	9.61%
Total structural advisory fees	$61,398	$61,119	$60,846	$60,387	$59,964
Change in receivables balance	0.91%	0.45%		(0.75)%	(1.45)%
Discount rate:
Management assumption	10.13%	11.39%	12.66%	13.93%	15.19%
Total structural advisory fees	$81,036	$70,194	$60,846	$52,781	$45,818
Change in receivables balance	33.18%	15.37%		(13.25)%	(24.70)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$50,065	$55,286	$60,846	$66,705	$73,028
Change in receivables balance	(17.72)%	(9.14)%		9.63%	20.02%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through March 31, 2009. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 17.85%.

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

        On December 24, 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN No. 46R, which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R has replaced FIN No. 46. At March 31, 2009, each securitization trust created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined in paragraph 35 of FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or FASB Statement No. 140. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs. The adoption of FIN No. 46R, which we began to apply in December 2003, did not have a material impact on our consolidated financial condition, results of operations, earnings per share or cash flows.

        The FASB has embarked upon a project to amend FASB Statement No. 140 that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46R. The FASB collected exposure draft comments on this topic on November 14, 2008, however, a final ruling has not been issued as of May 8, 2009. The ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

Results of Operations

Three and nine months ended March 31, 2009 and 2008

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

        We facilitated two securitization transactions during the first quarter of fiscal 2008, but did not facilitate any securitization transactions during the second or third quarters of fiscal 2008, or during the first, second or third quarters of fiscal 2009. Our estimates of the allocation by marketing channel of our securitization revenues for the first quarter of fiscal 2008, expressed as a percentage of the total principal and accrued interest of private education loans securitized in each channel at the date of securitization, are as follows:

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

        These yields by marketing channel represent an approximate allocation of revenues and costs based on various estimates and assumptions regarding the relative profitability of these loans, and should be read with caution. Furthermore, these yields are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization, the average life of loans, which can be impacted by prepayments, the time of year that the loans are securitized and the relative mix of loans from students with various expected terms to graduation, the structure of, and prevailing market conditions at the time of, a securitization, the marketing fees which our clients earn on loans we securitize for them, along with a number of other factors. Therefore, readers are cautioned that the approximated blended yields and yields by marketing channel above are not indicative of yields that we will be able to achieve in future securitizations.

        Market demand for private education loan ABS has been volatile, and we believe does not exist for TERI-guaranteed loans as of May 8, 2009. This volatility, and absence of demand for private education loan ABS, has negatively affected, and will likely continue to negatively affect, the cost and availability of certain financing structures previously utilized in the securitization transactions that we have facilitated, including the issuance of subordinate classes of ABS. In addition, we are uncertain as of May 8, 2009, whether the fee structure that we have historically used in facilitating securitization transactions will be used in any future securitizations. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near-term.

  Up-front structural advisory fees

        We did not complete a securitization transaction in the second quarter of fiscal 2008 or the first nine months of fiscal 2009 and, accordingly, did not generate any securitization revenues during the periods. We generated $177.5 million in up-front structural advisory fees in the first quarter of fiscal 2008.

  Additional structural advisory fees

        The additional component of structural advisory fees decreased to $(51.5) million during the first nine months of fiscal 2009 from $2.7 million during the first nine months of fiscal 2008. Additional structural advisory fees increased to $(4.1) million for the third quarter of fiscal 2009 from $(13.7) million for the third quarter of fiscal 2008. The decrease in additional structural advisory fees between the nine-month and three-month periods was primarily due to the changes in assumptions we use to estimate the fair value of our additional structural advisory fees, a decrease in LIBOR and decreased securitization volume between the fiscal 2009 and fiscal 2008 periods.

        The following table summarizes the changes in our estimate of the fair value of the structural advisory fees receivable for the nine and three months ended March 31, 2009 and 2008:

	Nine months ended March 31,
	2009	2008
	(in thousands)
Fair value at beginning of period	$113,842	$133,644
Additions from new securitizations	—	24,304
Cash received from trust distributions	(1,530)	—
Trust updates:
Passage of time (present value accretion)	7,415	7,720
Assumption changes:
(Increase) decrease in average prepayment rate	3,127	(3,535)
Increase in discount rate assumption	(23,114)	(11,818)
Increase in timing and average default rate	(8,798)	(2,899)
Increase in auction rate notes spread	(13,087)	(140)
(Decrease) in forward LIBOR curve	(16,941)	(9,494)
Other factors	(68)	(1,434)

Net change from trust updates	(51,466)	(21,600)

Fair value at end of period	$60,846	$136,348

	Three months ended March 31,
	2009	2008
	(in thousands)
Fair value at beginning of period	$64,935	$150,032
Cash received from trust distributions	(26)	—
Trust updates:
Passage of time (present value accretion)	1,985	2,650
Assumption changes:
Decrease in average prepayment rate	769	—
Increase in discount rate assumption	(2,925)	(11,196)
Increase in timing and average default rate	(2,634)	(231)
Increase in auction rate notes spread	—	(54)
Increase (decrease) in forward LIBOR curve	2,590	(3,696)
Other factors	(3,848)	(1,157)

Net change from trust updates	(4,063)	(13,684)

Fair value at end of period	$60,846	$136,348

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fees, which we expect, as of May 8, 2009, to begin to receive approximately five to 20 years after the date of a particular securitization transaction. In doing so, we give effect to the passage of time, which results in the accretion of the discounting inherent in the fair value estimates, and we also adjust for any change in the discount rate and other assumptions that we use in estimating the fair value of these receivables. We monitor the performance of trust assets, including default, recovery, prepayment and interest rate trend experience, which we also consider in our estimates. We also make assumptions about the pledged accounts, including periodic replenishments thereof, the cumulative loan default rate of each securitization trust and the ability of TERI to pay guaranty claims out of its general reserves. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows. For a discussion of the assumptions we make in estimating our additional structural advisory fees, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

        During the first nine months of fiscal 2009, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $51.5 million. During the first nine months of fiscal 2008, our estimates of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $21.6 million. The decrease during the first nine months of fiscal 2009 was primarily due to the impact of a decrease in the forward LIBOR curve and changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our default and discount rate assumptions and the assumed cost of funding for auction rate notes, which more than offset the accretion of discounting inherent in the fair value estimates and decreases in our prepayment rate assumptions. The decrease during the first nine months of fiscal 2008 was primarily due to the impact of changes we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our discount rate assumption, which more than offset additions from new securitizations and the accretion of discounting inherent in the fair value estimates.

        During the third quarter of fiscal 2009, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $4.1 million. The decrease during the third quarter of fiscal 2009 was due primarily to the impact of a change we made to the assumptions we use to estimate the fair value of our additional structural advisory fees receivable, particularly an increase in our default rate assumption, which more than offset decreases in our prepayment rate assumptions and an increase in the forward LIBOR curve. During the third quarter of fiscal 2008, our estimate of the fair value of our additional structural advisory fees resulted in a decrease in their carrying value of approximately $13.7 million. The decrease during the third quarter of fiscal 2008 was due primarily to the impact of the increase in our discount rate assumption used to estimate the fair value of our additional structural advisory fees receivable, offset in part by the accretion of the discounting inherent in the fair value estimates.

        For a discussion of changes we made during the first nine months of fiscal 2009 to certain assumptions we use to estimate the fair value of our additional structural advisory fees receivable, see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale."

  Residuals

        Service revenues from residuals increased by $48.7 million, to $(285.6) million for the first nine months of fiscal 2009 from $(334.3) million for the first nine months of fiscal 2008. Service revenues from residuals increased by $141.0 million, to $(136.4) million for the third quarter of fiscal 2009, compared to $(277.4) million for the third quarter of fiscal 2008. We did not conduct a securitization transaction in the third quarter of fiscal 2008 or in the first nine months of fiscal 2009. As a result, we did not recognize any residuals from new securitizations in those periods. The improvement in service revenues from residuals in the fiscal 2009 periods compared to the fiscal 2008 periods was primarily a result of the assumptions changes pertaining to TERI's inability to pay claims as a result of its bankruptcy filing, partially offset by $117.0 million of revenues from new securitizations during the first nine months of fiscal 2008.

        The following table summarizes the changes in our estimate of the fair value of the residuals receivables for the nine and three months ended March 31, 2009 and 2008:

	Nine months ended March 31,
	2009	2008
	(in thousands)
Fair value at beginning of period	$293,255	$665,115
Additions from new securitizations	—	116,972
Trust updates:
Passage of time (present value accretion)	20,107	63,923
Assumption changes:
(Increase) decrease in average prepayment rates	11,336	(46,597)
Increase in discount rate assumption	(83,634)	(92,306)
Increase in timing and average default rate	(50,108)	(42,223)
Increase in auction rate notes spread	(31,779)	(93,813)
(Decrease) in forward LIBOR curve	(22,099)	(20,883)
Increase in trust expenses	—	6,920
TERI's inability to pay claims	—	(219,553)
Decrease to reflect disposition	(134,481)	—
Other factors	5,054	(6,752)

Net change from trust updates	(285,604)	(451,284)

Fair value at end of period	$7,651	$330,803

	Three months ended March 31,
	2009	2008
	(in thousands)
Fair value at beginning of period	$144,017	$608,233
Trust updates:
Passage of time (present value accretion)	355	20,353
Assumption changes:
Increase in discount rate assumption	—	(20,626)
Increase in timing and average default rate	—	(6,050)
Increase in auction rate notes spread	—	(59,491)
Increase (decrease) in forward LIBOR curve	14	(7,926)
Increase in trust expenses	—	6,920
TERI's inability to pay claims	—	(219,553)
Decrease to reflect disposition	(134,481)	—
Other factors	(2,254)	8,943

Net change from trust updates	(136,366)	(277,430)

Fair value at end of period	$7,651	$330,803

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

        Our estimates of the fair value of our residuals receivables resulted in a decrease in the aggregate carrying value of approximately $285.6 million during the first nine months of fiscal 2009 and a decrease of $451.3 million during the first nine months of fiscal 2008. Our estimates of the fair value of our residuals receivables resulted in a decrease in the aggregate carrying value of approximately $136.4 million during the third quarter of fiscal 2009 and a decrease of $277.4 million during the third quarter of fiscal 2008. The decreases during the fiscal 2009 periods compared to the fiscal 2008 periods were due primarily to the sale of the Trust Certificate and, to a lesser extent, impact of changes we made to the assumptions we use to estimate the fair value of our residuals receivable, particularly increases in discount rates, our weighted average gross default rates and, for the nine month periods, increases in auction note rate spreads. The negative impact of these changes to our assumptions, together with a decrease in securitization volumes between periods, more than offset the positive impact of the passage of time and decreases in our prepayment rate assumptions. For a discussion of our decision during the first nine months of fiscal 2009 to change the assumptions we use to estimate the value of our residuals receivables see "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenue and Receivables and the Valuation of Education Loans Held for Sale." The decreases during the fiscal 2008 periods were due primarily to the impact of changes we made to the assumptions we use to estimate the fair value of our residuals receivables, in particular, a change in our assumption relating to TERI's ability to pay guaranty claims from its general reserves, an increase in discount rates and an increase in our projected cost of funding of auction notes. The negative impact of these changes to our assumptions, together with a decrease in securitization volumes between periods, more than offset the positive impact of the passage of time.

  Processing fees from TERI

        Processing fees from TERI decreased to $2.9 million for the first nine months of fiscal 2009 from $108.9 million for the first nine months of fiscal 2008. Processing fees from TERI decreased to $0.3 million for the third quarter of fiscal 2009 from $25.3 million for the third quarter of fiscal 2008. The decreases during the fiscal 2009 periods compared to the fiscal 2008 periods were primarily due to the impact of the TERI Reorganization on our facilitated loan volume, including the termination of the master servicing agreement effective May 31, 2008 and transition servicing agreement effective September 29, 2008. We do not expect to receive a material amount of processing fees from TERI in the future.

  Administrative and other fees

        Administrative and other fees decreased to $12.2 million for the first nine months of fiscal 2009 from $30.1 million for the first nine months of fiscal 2008. Administrative and other fees decreased to $3.8 million for the third quarter of fiscal 2009 from $5.2 million for the third quarter of fiscal 2008.

The decrease during the nine month period was primarily due to a reduction in marketing fees earned by us and decreased reimbursable expenses that we generated between periods from marketing coordination services provided to some of our clients. We generated approximately $4.7 million in marketing fees during the first nine months of fiscal 2009, compared to approximately $24.6 million in marketing fees and reimbursable expenses from marketing coordination services during the first nine months of fiscal 2008. We earned administrative fees for the daily management of the securitization trusts of approximately $5.5 million during the first nine months of fiscal 2009 and $5.5 million during the first nine months of fiscal 2008. We earned administrative fees for the daily management of the securitization trusts of approximately $1.8 million during the third quarter of fiscal 2009 and $1.9 million during the third quarter of fiscal 2008.

Net Interest Income

        Net interest income increased to $20.4 million for the first nine months of fiscal 2009 from $18.6 million for the first nine months of fiscal 2008. Net interest income decreased to $5.8 million for the third quarter of fiscal 2009 from $7.8 million for the third quarter of fiscal 2008. The increase in the nine-month periods were primarily due to higher average education loan balances outstanding at our subsidiary, Union Federal, during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decreases in the three-month periods were primarily due to a decrease in interest yields. Net interest income earned by Union Federal of $19.2 million and $5.7 million during the first nine months of fiscal 2009 and the third quarter of fiscal 2009, respectively, and $13.0 million and $6.4 million during the first nine months of fiscal 2008 and the third quarter of fiscal 2008, respectively, was primarily derived from education loans held for sale during each period.

        The following tables reflect the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and nine months ended March 31, 2009 and 2008.

Consolidated Average Balance Sheet, Interest and Rates
(Taxable-Equivalent Interest and Rates, in thousands, except rates)

	Three months ended March 31,
	2009			2008
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
Assets
Cash and cash equivalents—taxable	$105,443	$90	0.35%	$100,901	$683	2.72%
Cash and cash equivalents—tax exempt	2,238	2	0.59	20,517	150	4.54
Federal funds sold	25,565	4	0.06	55,034	437	3.19
Investments—taxable	8,818	109	5.04	10,340	137	5.34
Investments—tax exempt	69,278	138	1.24	116,899	818	4.33
Education loans	511,486	8,541	6.77	432,668	10,710	9.96
Mortgage loans	10,911	139	5.16	11,657	183	6.31

Total interest-earning assets	733,739	9,023	5.16%	748,016	13,118	7.54%
Cash and cash equivalents	1,863			438
Service receivables	110,732			707,140
Other assets	163,995			91,599

Total assets	$1,010,329			$1,547,193

Liabilities
Savings accounts	$55,709	$405	2.95%	$55,840	$629	4.53%
Money market accounts	46,651	338	2.93	339	3	3.45
Brokered deposits	29,167	196	2.73	156,506	1,796	4.61
Warehouse line of credit	246,089	2,046	3.37	243,861	2,710	4.47
Other short-term borrowings	52,944	65	0.50	—	—	—
Other interest-bearing liabilities	11,152	175	6.41	11,515	183	6.39

Total interest-bearing liabilities	441,712	3,225	2.96%	468,061	5,321	4.57%
Non-interest bearing deposits	1,821			52
All other liabilities	24,720			216,103

Total liabilities	468,253			684,216

Stockholders' equity	542,076			862,977

Total liabilities and stockholders' equity	$1,010,329			$1,547,193

Net interest margin	$733,739	$5,798	3.20%	$748,016	$7,797	4.19%

	Nine months ended March 31,
	2009			2008
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
Assets
Cash and cash equivalents—taxable	$108,176	$677	0.83%	$103,644	$3,020	3.88%
Cash and cash equivalents—tax exempt	4,881	62	2.60	18,093	461	5.22
Federal funds sold	52,770	465	1.17	42,633	1,309	4.09
Investments—taxable	9,122	361	5.27	10,951	446	5.42
Investments—tax exempt	71,136	1,027	2.96	123,729	3,131	5.18
Education loans	507,933	30,378	7.97	284,708	21,987	10.28
Mortgage loans	10,816	424	5.22	12,046	567	6.27

Total interest-earning assets	764,834	33,394	6.03%	595,804	30,921	7.54%
Cash and cash equivalents	1,123			470
Service receivables	252,887			811,591
Other assets	110,385			95,033

Total assets	$1,129,229			$1,502,898

Liabilities
Savings accounts	$58,499	$1,418	3.23%	$50,345	$1,818	4.81%
Money market accounts	43,611	1,166	3.56	112	3	3.45
Brokered deposits	83,639	1,946	3.10	92,979	3,427	4.91
Warehouse line of credit	244,954	7,783	4.23	171,652	6,581	5.10
Other short-term borrowings	23,084	103	0.60	—	—	—
Other interest-bearing liabilities	12,593	569	6.02	9,950	521	6.97

Total interest-bearing liabilities	466,380	12,985	3.71%	325,038	12,350	5.06%
Non-interest bearing deposits	4,001			72
All other liabilities	39,462			285,221

Total liabilities	509,843			610,331

Stockholders' equity	619,386			892,567

Total liabilities and stockholders' equity	$1,129,229			$1,502,898

Net interest margin	$764,834	$20,409	3.55%	$595,804	$18,571	4.15%

 Analysis of Changes in Net Interest Income
For the three months ended March 31, 2009 and
the three months ended March 31, 2008
(in thousands)

	Due to Change in
	Volume	Rate	Net Change
Cash and cash equivalents—taxable	$25	$(618)	$(593)
Cash and cash equivalents—tax exempt	(134)	(14)	(148)
Federal funds sold	(236)	(197)	(433)
Investments—taxable	(21)	(7)	(28)
Investments—tax exempt	(337)	(343)	(680)
Education loans	1,846	(4,015)	(2,169)
Mortgage loans	(13)	(31)	(44)

Total interest income			(4,095)

Savings accounts	$(7)	$(217)	$(224)
Money market accounts	394	(59)	335
Brokered deposits	(1,464)	(136)	(1,600)
Warehouse line of credit	2	(666)	(664)
Other short-term borrowings	65	—	65
Other interest-bearing liabilities	(8)	—	(8)

Total interest expense			(2,096)

Net increase in net interest income			$(1,999)

Analysis of Changes in Net Interest Income
For the nine months ended March 31, 2009 and
the nine months ended March 31, 2008
(in thousands)

	Due to Change in
	Volume	Rate	Net Change
Cash and cash equivalents—taxable	$129	$(2,472)	$(2,343)
Cash and cash equivalents—tax exempt	(337)	(62)	(399)
Federal funds sold	309	(1,153)	(844)
Investments—taxable	(75)	(10)	(85)
Investments—tax exempt	(1,332)	(772)	(2,104)
Education loans	17,203	(8,812)	8,391
Mortgage loans	(58)	(85)	(143)

Total interest income			2,473

Savings accounts	$292	$(692)	$(400)
Money market accounts	1,126	37	1,163
Brokered deposits	(347)	(1,134)	(1,481)
Warehouse line of credit	2,802	(1,600)	1,202
Other short-term borrowings	103	—	103
Other interest-bearing liabilities	138	(90)	48

Total interest expense			635

Net increase in net interest income			$1,838

Non-interest Expenses

        Total non-interest expenses, including compensation and benefits expenses and general and administrative expenses but excluding unrealized losses on loans held for sale, decreased to $96.9 million for the first nine months of fiscal 2009 from $294.4 million for the first nine months of fiscal 2008. On the same basis, non-interest expenses decreased to $27.4 million for the third quarter of fiscal 2009 from $123.5 million for the third quarter of fiscal 2008. Compensation and benefits decreased to $34.3 million for the first nine months of fiscal 2009 from $79.4 million for the first nine months of fiscal 2008. Compensation and benefits decreased to $8.8 million for the third quarter of fiscal 2009 from $27.7 million for the third quarter of fiscal 2008. General and administrative expenses decreased to $62.6 million for the first nine months of fiscal 2009 from $214.9 million for the first nine months of fiscal 2008. General and administrative expenses decreased to $18.6 million for the third quarter of fiscal 2009 from $95.9 million for the third quarter of fiscal 2008.

        The decrease in compensation and benefits expense during the first nine months of fiscal 2009 and third quarter of fiscal 2009 as compared to the prior year periods was primarily the result of a decrease in personnel and a decrease in incentive compensation accruals, offset in part by severance costs. During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees. Following these reductions, we had 231 full-time employees as of May 6, 2009, compared to 410 employees as of May 6, 2008.

        General and administrative expenses decreased during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 as a result of decreases in several categories of expenses. Marketing coordination expenses decreased to $3.4 million for the first nine months of fiscal 2009 from $94.9 million for the first nine months of fiscal 2008. The decrease in marketing coordination expense was primarily due to the termination by clients of their marketing coordination agreements. External call center costs and temporary employment services costs decreased to $1.2 million for the first nine months of fiscal 2009 from $29.0 million in the first nine months of fiscal 2008. The decrease in these costs was primarily due to decreases in personnel necessary to process the decreasing volume of loans facilitated between periods. Equipment expenses decreased to $4.8 million for the first nine months of fiscal 2009 from $10.1 million for the first nine months of fiscal 2008 principally as a result of lower software license and maintenance costs. The decrease in equipment expenses are also due to non-renewal of contracts and a decrease in spending due to a decrease in loan volumes and a lack of securitizations. Depreciation and amortization expense decreased to $13.9 million for the first nine months of fiscal 2009 from $14.5 million for the first nine months of fiscal 2008. The decrease in depreciation is due to certain software assets being fully amortized and fewer fixed asset additions. Professional fees decreased to $9.5 million for the first nine months of fiscal 2009 from $11.1 million for the first nine months of fiscal 2008 primarily due to a decrease in the use of employment agency and placement services offset by an increase in premiums for directors and officers insurance. Occupancy expenses decreased to $7.4 million for the first nine months of fiscal 2009 from $13.2 million in the first nine months of fiscal 2008 as a result of lower communications costs, utilities and office maintenance costs. Consulting expenses decreased to $3.5 million for the first nine months of fiscal 2009 from $7.8 million for the first nine months of fiscal 2008. The decrease in consulting expenses is due to reduction of IT projects and employees as well as cut backs in spending due to market disruption. Miscellaneous expenses decreased to $7.0 million for the first nine months of fiscal 2009 from $21.4 million for the first nine months of fiscal 2008. The decrease in miscellaneous expenses reflects a $5.8 million decrease in loan origination expenses in fiscal 2009. Miscellaneous fees in the fiscal 2008 period also reflected a $10.0 million commitment fee in connection with a warehouse line of credit.

        General and administrative expenses decreased during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as a result of decreases in several categories of expenses. Marketing coordination expenses decreased to $(0.2) million for the third quarter of fiscal 2009 from $48.1 million for the third quarter of fiscal 2008. The decrease in marketing coordination expense was primarily due to the termination by some clients of their marketing coordination agreements between periods and a refund by a client of certain advanced expenses. External call center costs and temporary employment services costs decreased to $0.2 million for the third quarter of fiscal 2009 from $5.3 million in the third quarter of fiscal 2008. The decreases in temporary employment services expense and external call center costs were primarily due to decreases in personnel necessary to process the decreasing volume of loans facilitated between periods. Equipment expenses decreased to $1.0 million for the third quarter of fiscal 2009 from $3.2 million for the third quarter of fiscal 2008 principally as a result of nonrenewal of contracts and a decrease in spending due to lower loan volume and lack of securitization. Occupancy expenses decreased to $2.4 million for the third quarter of fiscal 2009 from $6.2 million for the third quarter of fiscal 2008 as a result of subleasing of office space and cancellation of a vendor transit contract. Miscellaneous expenses decreased to $1.0 million for the third quarter of fiscal 2009 from $18.0 million for the third quarter of fiscal 2008. The decrease in miscellaneous expenses reflects a $5.8 million decrease in loan origination expenses in fiscal 2009. Miscellaneous fees in the fiscal 2008 period also reflected a $10.0 million commitment fee in connection with a warehouse line of credit.

Unrealized Losses on Loans Held for Sale

        Our loans held for sale at March 31, 2009 consisted of $417.1 million in education loans originated by Union Federal. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. We recorded a reduction in the carrying value of loans held for sale of $98.1 million and $47.6 million during the first nine months and the third quarter of fiscal 2009, respectively. In general, these adjustments were necessary as a result of adjustments to our portfolio performance assumptions, including increases in the default rates, buyer's equity and borrowing costs, and discount rates, that we use in our discounted cash flow modeling. We did not adjust the carrying value of loans held for sale during the first nine months of fiscal 2008. As of March 31, 2009, $14.2 million of the loans held for sale were greater than 90 days past due.

Income Tax (Benefit)

        Income tax benefit increased to $169.7 million for the first nine months of fiscal 2009 from an income tax benefit of $111.0 million for the first nine months of fiscal 2008. The increase in income tax benefit was primarily the result of a decrease in the amount of loss before income tax benefit between periods due to the decrease in securitization volume between periods and the non cash adjustments to our service receivables and loans held for sale. During the first nine months of fiscal 2009, our effective tax rate, or the income tax (benefit) as a percentage of (loss) before income tax (benefit), decreased to 34.2% from an effective tax rate of 38.3% for the first nine months of fiscal 2008. The decrease in our effective tax rate was due to the Company's inability to utilize state net operating losses primarily in the state of Massachusetts. The structure of the sale of the Trust Certificate reduced the effective tax benefit rate below the statutory Federal rate.

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

Short-term Funding Requirements

        We expect to fund our short-term liquidity requirements through revenues from operations, cash, cash equivalents and investments, and, subject to disposition of its current portfolio of education loans, various sources of funding that may be available to Union Federal to finance education loans. In August 2008, we received aggregate gross proceeds of approximately $132.7 million from the sale of preferred stock to affiliates of GS Capital Partners LP. The proceeds from the sale of preferred stock significantly improved our ability to meet our short-term liquidity requirements. In addition, the expected tax consequences of the sale of the Trust Certificate should significantly improve our short-term funding requirements, as the sale is expected to eliminate any future federal and state tax liabilities associated with the Residuals and result in a refund for income taxes previously paid. The tax consequences of the sale of the Trust Certificate are not certain, however, and we remain uncertain about future regulatory capital requirements relating to Union Federal. We believe, based on our operating plan as of May 8, 2009 that the proceeds of the sale of preferred stock, our cash, cash equivalents and investments, and revenues from operations will be sufficient to fund our operations through fiscal 2010.

        Our business has been and continues to be adversely impacted by the current ABS market dynamics, including an inability to access the securitization market and alternative interim financing facilities. We did not complete a securitization transaction during the first nine months of fiscal 2009, and we do not expect to complete a securitization in the near-term. Our inability to generate up-front structural advisory fees has eroded our short-term liquidity position. We expect pricing terms in future securitizations, if any, to be substantially less favorable than in the past. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term.

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

        In July 2007, UFSB-SPV entered into a $300.0 million education loan warehouse facility with a conduit lender to fund the purchase of education loans from Union Federal. At March 31, 2009, $246.1 million was outstanding. Under the facility, UFSB-SPV pledged the purchased education loans as collateral for the advances it received from the conduit lender. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In January, February and March 2009, additional events of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse to us under the indenture is limited to education loans pledged as collateral. In connection with Union Federal's settlement of claims against TERI's bankruptcy estate, approximately

$15.7 million of the settlement amount was allocated to the education loans pledged as collateral and was subsequently applied to reduce amounts outstanding under the warehouse facility.

        In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, or the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. In April 2009, the conduit lender elected for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election. As a result, the interest rate on outstanding notes will increase in the fourth quarter of fiscal 2009; however UFSB-SPV will pay lower fees as a result of such election.

        In November 2008, Union Federal entered into an agreement with the Federal Reserve Bank of Boston to provide a credit facility to fund operations. At March 31, 2009, $55.0 million was outstanding under the facility. Union Federal has pledged education loans as collateral for the advances it received from the facility lender. Previously, Union Federal could borrow up to 75% of the outstanding principal of education loans in a current repayment status. Effective April 27, 2009, as a result of changes enacted by the Federal Reserve Bank of Boston, Union Federal can borrow up to 60% of the outstanding principal of education loans in a current repayment status. The interest rate on the facility is variable based on the Federal Reserve Bank of Boston's stated rates, which was 0.50% at March 31, 2009.

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

        Union Federal's equity capital was $65.2 million at March 31, 2009. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Union Federal met all quantitative capital adequacy requirements to which it was subject as of March 31, 2009 and June 30, 2008, and had a total risk-based ratio of 10.94% and 22.14%, a Tier 1 risk-based ratio of 10.93% and 22.08%, and a Tier 1 core capital ratio of 10.50% and 18.43%, respectively. As of March 31, 2009 and June 30, 2008, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal in amounts linked to the amount of private education loans held by Union Federal, and we are in discussions with regulators regarding, among other things, the provision by us of additional regulatory capital and the reduction of such loan balances. Additional infusions of regulatory capital into Union Federal could adversely affect our short-term liquidity.

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

  •
  our participation in the TALF administered by the Federal Reserve Bank of New York;

  •
  the amount and timing of receipt of additional structural advisory fees and residuals;

  •
  our operating and information systems needs;

  •
  regulatory capital requirements applicable to Union Federal;

  •
  damages that we may owe former clients as a result of a failure to securitize their loans;

  •
  the timing and magnitude of income tax payments created by our service receivables;

  •
  the expected tax consequences of the sale of the Trust Certificate;

  •
  the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders; and

  •
  the availability of education loans or grants through federal programs.

Treasury Stock

        We had treasury stock of $184.2 million at March 31, 2009 and $184.0 million at June 30, 2008. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions. Treasury stock also includes shares of our stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of March 31, 2009, we had repurchased an aggregate of 7,525,800 shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by our board of directors.

        On April 24, 2007, our board of directors approved the repurchase of up to 10 million shares of our common stock. The 10 million shares authorized for repurchase included 3.4 million shares available for repurchase as of April 24, 2007 under a previously authorized repurchase program. As of March 31, 2009, we had repurchased an aggregate of 1.2 million shares at an average price, excluding commissions, of $36.17 per share, under this repurchase program. At March 31, 2009, a maximum of 8.8 million shares may be repurchased under the repurchase program approved by the board of directors on April 24, 2007. We did not repurchase any shares of common stock pursuant to this program during the first nine months of fiscal 2009.

Cash, Cash Equivalents, Federal Funds Sold and Investments

        At March 31, 2009 and June 30, 2008, we had $209.9 million and $221.1 million, respectively, in cash, cash equivalents, federal funds sold and investments. The decrease in cash, cash equivalents, federal funds sold and investments is primarily due to cash used to reduce deposits, fund operations, and pay income taxes, which offset cash received from the issuance of series B preferred stock to affiliates of GSCP.

        Cash, cash equivalents, federal funds sold and investments at March 31, 2009 and June 30, 2008 primarily included investments in variable rate demand notes, mortgage backed securities, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by our subsidiary, Union Federal.

Loans Held for Sale

        Our loans held for sale decreased to $417.1 million at March 31, 2009 from $497.3 million at June 30, 2008. The decrease in loans held for sale is due to the fair value writedown of $98.1 million during the first nine months of fiscal 2009 partially offset by capitalized interest income. Our loans held for sale at March 31, 2009 and June 30, 2008 were comprised of education loans.

Service Receivables

        Our service receivables decreased to $68.6 million at March 31, 2009 from $411.2 million at June 30, 2008, primarily as a result of the sale of the Trust Certificate and changes we made to assumptions we use to estimate the fair value of our service receivables. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Service Revenues and Receivables and the Valuation of Education Loans Held for Sale."

Property and Equipment, net

        During the first nine months of fiscal 2009, our property and equipment, net decreased by $13.8 million to $23.8, primarily as a result of $14.0 million of depreciation expense recorded during the period. During the first nine months of fiscal 2009, we had $1.0 million in acquisitions of equipment.

Other Prepaid Expenses

        Our other prepaid expenses decreased to $6.7 million at March 31, 2009 from $15.4 million at June 30, 2008. The balance at June 30, 2008 included $10.5 million provided to the trusts to cover preclaim collection costs. As of March 31, 2009, the trusts had used $6.1 million of the $10.5 million provided to them. The remaining decrease in other prepaid expenses was primarily due to a decrease in prepaid maintenance of $0.9 million and prepaid insurance of $1.4 million and other various prepaid items.

Other Assets

        Other assets increased to $5.9 million at March 31, 2009 from $3.8 million at June 30, 2008 primarily due to a receivable of $0.4 million for loan program coordination and collections management performed on behalf of clients, $0.5 million in legal expenses exceeding insurance deductibles related to litigation matters, $0.8 million in client fees for pre-default services, and a rental deposit of $0.5 million.

Deposits

        Deposits decreased to $132.1 million at March 31, 2009 from $244.1 million at June 30, 2008. Brokered deposits decreased by $125.2 million and savings accounts decreased by $48.1 million, which were partially offset by an increase of $61.3 million in money market, savings accounts, demand deposit accounts and time deposits.

Education Loan Warehouse Facility

        We had $246.1 million in borrowings outstanding at March 31, 2009 under the education loan warehouse facility between Union Federal and a conduit lender. We had $242.9 million in borrowings outstanding under the facility at June 30, 2008. The facility provided interim financing which we used to fund the disbursement of education loans by Union Federal. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility and the conduit lender may elect to accelerate payment of such notes. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 and the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. In January, February and March 2009, additional events of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying loan portfolio. The conduit lender's recourse under the indenture is limited to education loans pledged as collateral. In connection with Union Federal's settlement of claims against TERI's bankruptcy estate, approximately $15.7 million of the settlement amount was allocated to the education loans pledged as collateral and was subsequently applied to reduce amounts outstanding under the warehouse facility.

        In April 2008, UFSB-SPV entered into a letter agreement pursuant to which it agreed to pay higher rates of fees to the conduit lender in consideration for an acknowledgement by the conduit lender that interest on the notes issued under the facility would not be payable based on an alternative rate set forth in the indenture, the Default Rate, unless and until the conduit lender delivered further notice to UFSB-SPV. In April 2009, the conduit lender elected for interest on outstanding notes to become payable at the Default Rate for periods following delivery of notice of such election. As a result, the interest rate on outstanding notes will increase in the fourth quarter of fiscal 2009, however, UFSB-SPV will pay lower fees as a result of such election.

Federal Reserve Bank Borrowings

        We had $55.0 million in other short-term borrowings outstanding at March 31, 2009 from the Federal Reserve Bank of Boston. Prior to April 27, 2009, Union Federal could borrow up to 75% of the outstanding principal of education loans held by Union Federal, not including education loans held by UFSB-SPV, in a current repayment status. Effective April 27, 2009, as a result of changes enacted by the Federal Reserve Bank of Boston, Union Federal can borrow up to 60% of the outstanding principal of education loans in a current repayment status. The short-term borrowings will mature at various dates from April 1, 2009 to June 1, 2009.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses increased to $28.2 million at March 31, 2009 from $20.5 million at June 30, 2008. The increase between periods is primarily due to the sale of the Trust Certificate amounting to $2.5 million, pre-claim cost of $2.5 million and other various accruals pertaining to legal and severance pay. Our accounts payable were $0.3 million higher at March 31, 2009 as compared to June 30, 2008 primarily due to the timing of the receipt and processing of invoices.

Income Taxes Receivable/Payable

        Our income taxes payable of $31.3 million at June 30, 2008 changed to an income tax receivable of $170.0 million at March 31, 2009. The decrease in our income taxes payable is primarily due to income taxes expected to be recovered as a result of the sale of the NCSLT Trust residuals and tax payments from fiscal 2008 made during the period.

Net Deferred Income Tax Liability

        Our net deferred income tax liability of $10.4 million at June 30, 2008 decreased to $3.0 million at March 31, 2009. We have a net deferred income tax liability primarily because, under GAAP, we recognize additional structural advisory fees in our financial statements earlier than they are recognized for income tax purposes. Our net deferred income tax liability decreased primarily as a result of the decrease in additional structural advisory fees plus the recording of a deferred tax asset on a portion of the unrealized losses on loans held for sale that is not currently deductible for income tax purposes.

Other Liabilities

        Other liabilities decreased to $9.7 million at March 31, 2009 from $14.1 million at June 30, 2008. Other liabilities primarily include our note payable to TERI, capital lease obligations and deferred rent related to several operating leases for office space. The decrease in other liabilities is primarily due to a decrease in lease obligations and deferred rent.

Contractual Obligations

        As of March 31, 2009, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2008.

Cash Flows

        Our net cash used in operating activities decreased to $77.3 million for the first nine months of fiscal 2009, compared to cash used in operating activities of $418.3 million for the first nine months of fiscal 2008. The decrease in cash used in operations resulted primarily from a $452.6 million reduction in the funding of education loans.

        Our cash provided by investing activities was $49.5 million for the first nine months of fiscal 2009, compared to cash used in investing activities of $61.9 million for the first nine months of fiscal 2008. Net cash provided by investing activities during the first nine months of fiscal 2009 was primarily a result of the decrease in federal funds sold of $55.1 million which were used to repay brokered deposits.

        Net cash provided by financing activities decreased to $66.7 million during the first nine months of fiscal 2009, compared to net cash provided by financing activities of $483.5 million during the first nine months of fiscal 2008. Net cash provided by financing activities decreased during the first nine months of fiscal 2009 primarily as a result of a lower growth in deposits and less need to fund education loans.

        We expect that our capital expenditure requirements for the final quarter of fiscal 2009 will be approximately $0.2 million. We expect to use these funds primarily for reconfiguration of systems for a new product set that we are developing.

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with private education loan programs, from program design through securitization of the loans, if available. We have structured and facilitated the securitization of education loans for our clients through a series of bankruptcy remote, qualified special purpose trusts.

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

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Cash, Cash Equivalents, Federal Funds Sold and Investments

        We have market risk exposure related to changes in interest rates applicable to our cash, cash equivalents and investments. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. At March 31, 2009, cash, cash equivalents, investments and federal funds sold consisted primarily of investments in variable rate demand notes, Federal Home Loan Bank bonds, funds deposited in taxable or tax-exempt money market funds and federal funds sold by Union Federal, all of which were due on demand or within one year, except the Federal Home Loan Bank bonds, which are due beginning in 2034. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash, cash equivalents, federal funds sold or investments.

Risks Related to Loans Held for Sale and Deposits

        We also have market risk exposure related to our loans held for sale and deposits. Our loans held for sale at March 31, 2009 consisted of $417.1 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value and as a result of their variable interest rates, are not subject to interest rate sensitivity. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans and may be required to provide additional regulatory capital to Union Federal. At March 31, 2009, our education loans had an average interest rate of approximately 6.25%. All of our education loans, and approximately 48% of our mortgage loans, have variable interest rates.

        We held deposits of $132.1 million at March 31, 2009. Our deposits are recorded at the amount owed. Our deposit balances are subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. At March 31, 2009, our deposits had an average interest rate of approximately 1.81%. Less than 1% of our deposits have fixed interest rates in excess of 12 months. Approximately 87% of our deposits have fixed interest rates of 6 months or less.

        The fair value of education loans held for sale will fluctuate as the debt costs or buyer's equity assumptions used in our cash flow model vary from the one-month LIBOR rates used to calculate interest income from borrowers. We do not believe a change in interest rates would otherwise have a material impact on the fair value of our loans held for sale or deposits since the majority of these assets and liabilities carry interest rates that are variable and any resulting loss we may incur would not be material relative to our consolidated financial statements.

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

        Our assumptions regarding TERI's obligation and ability to pay claims on defaulted loans affects the expected timing of cash payments to us in respect of additional structural advisory fees, which in turn affects our estimates of their fair value. If we were to determine that recoveries with respect to a trust's defaulted education loans would be unavailable to replenish the trust's pledged account, the estimated value of our additional structural advisory fees would be reduced. In addition, increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates and the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and borrowings of the securitization trusts, would have a negative effect on the value of our additional structural advisory fees. For an analysis of the estimated change in our structural advisory fees balance at March 31, 2009 based on changes in our loan performance assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Sensitivity Analysis."

Item 4    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1    Legal Proceedings

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

        On November 28, 2008, a consolidated amended complaint was filed by the lead plaintiffs and contained similar allegations as the earlier complaints. On February 9, 2009, we filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to our motion to dismiss on April 13, 2009. We plan to respond in May 2009. A class had not been certified in the actions as of May 8, 2009.

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

Item 1A    Risk Factors

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

        We have updated certain of the following risk factors to reflect financial, operational and investment information for the most recently completed fiscal quarter, as well as litigation-related updates. We have also added additional risk factors relating to the tax consequences of the sale of the Trust Certificate and current economic trends.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We have historically derived a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth will continue to be adversely affected if we are unable to structure securitizations.

        Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans to investors. As of the date of this report, we have provided structural advisory and other services for 38 loan securitizations since our formation in 1991. In connection with past securitizations, we have received compensation in the form of structural advisory fees, residuals and administrative fees for management of the trusts. The amount and timing of the fees and residuals we recognize are affected, in part, by the timing, size and structure of the securitization transactions, as well as the composition of loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funding. We derived approximately $319.3 million in revenue from new securitizations in fiscal 2008.

        We did not complete a securitization during the second, third or fourth quarters of fiscal 2008 or during fiscal 2009, which contributed to our net losses for each quarter. Our securitization volumes materially decreased in fiscal 2008 compared to fiscal 2007. We do not expect to complete a securitization in the near term. In addition, we expect the structure and pricing terms in future securitizations, if any, to be substantially less favorable than in the past. The inability to access the securitization market, together with the TERI Reorganization, has impacted our client relationships, reduced our facilitated loan volume and challenged our business prospects. If we continue to be unable to access the ABS market, our revenues may continue to decline and we may continue to generate net losses, which would further erode our liquidity position. We will need to continue to adapt and gain market acceptance for our products and services, or develop alternative means for generating revenues, in order to overcome the challenges we are facing.

        In addition, as a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private education loans originated by Union Federal since September 2007. As a result, Union Federal has had to rely on brokered deposits and other non-core deposit funding sources, including Federal Reserve borrowings, for unexpectedly long periods. Interruption of, or limitations on, Union Federal's access to such funding sources could have a material adverse effect on Union Federal's liquidity or financial condition.

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

  •
  rating agency action, including downgrades, of ABS that we have facilitated in the past or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

  •
  developments in connection with the TERI Reorganization, including rejection by TERI of its guaranty agreements, challenges to the trusts' security interests in collateral;

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

        Our quarterly revenue, operating results and profitability have varied on a quarterly basis in the past primarily as a result of the timing, size and structure of any capital markets transactions that we have facilitated and, to a lesser extent, the seasonality of education loan originations, which in the past has affected the amount of processing fees from TERI that we earned in a particular quarter. Recent disruptions and volatility in the ABS market have adversely affected our ability to structure securitizations and will affect the terms of any future capital markets transactions that we are able to structure. In fiscal 2008, we facilitated two securitizations in the first quarter, but no securitizations during the remainder of fiscal 2008. We did not facilitate any securitization transactions during the first nine months of fiscal 2009 and do not expect to facilitate any in the near-term. Conditions in the capital markets have also led to significant write-downs of our service receivables and the portfolio of private education loans held by Union Federal, which have contributed to the variability of our quarterly revenue and operating results. Continuing dislocations in the capital markets, and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. We are uncertain whether the fee structure that we have historically used will be used in any future securitization transaction. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near term. Developments in the TERI Reorganization, including legal challenges to the trusts' security interests and resulting write-downs in our service receivables, could also contribute to increased variability of our operating results. Finally, our operating results may continue to be affected by the seasonality of education loan applications and loan originations. Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

        Education loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs. We were unable to complete a securitization transaction during the first nine months of fiscal 2009, and we do not expect to complete a securitization in the near-term. In addition, we have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Other sources of funding have not been available to us on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing and terms and conditions of alternative funding mechanisms that we have pursued. In addition, we are uncertain as of May 8, 2009 whether it will be feasible or advantageous for us to participate in the TALF. At March 31, 2009, the principal balance of loans facilitated and available to us for securitization was approximately $1.8 billion of which $83.5 million was facilitated in the first nine months of 2009.

        Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Our purchase agreements applicable to approximately $1.3 billion of the facilitated loan volume available for securitization as of March 31, 2009 do not include a liquidated damages provision in the event that we fail to facilitate a securitization in breach of our obligations, and the amount of our potential liability with respect to such loans is not determinable at this time. If we do not honor our contractual obligations, our value proposition to clients and prospective clients would be compromised, our relationships with current clients could terminate and our prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

In structuring and facilitating securitizations of our clients' loans and as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

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

        Historically, we have received structural advisory fees for our services in connection with securitization transactions. We have received an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We are entitled to receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests that the non-NCSLT Trusts create. As required under GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us.

        We record additional structural advisory fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our additional structural advisory fees or residuals receivables, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period. Our key assumptions to estimate the fair value include: discount rates; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, and the spread between LIBOR and auction rates; the expected annual rate and timing of loan defaults, and TERI's obligation and ability to pay default claims; expected recoveries of defaulted loans, including the use of recoveries to replenish trusts' pledged funds; the source and amount of guaranty payments made on defaulted loans; and the fees and expenses of the securitization trusts. Our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, and management's ability to determine which factors are more heavily weighted in our estimates, and to accurately incorporate those factors into our estimates, are subjective and can have a material effect on valuations.

        We have adjusted our key accounting assumptions throughout fiscal 2008 and the first nine months of 2009:

  •
  During the second quarter of fiscal 2008, changes to our assumptions resulted in a $183.7 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables.

  •
  During the third quarter of fiscal 2008, we changed our key accounting assumptions, including our assumptions with regard to TERI's obligation and ability to pay guaranty claims from its general reserves, which resulted in a $322.4 million pre-tax decrease in the value of our additional structural advisory fees and residuals receivables.

  •
  During the fourth quarter of fiscal 2008, we further changed our key accounting assumptions, including our assumptions with regard to the discount rates used in determining the value of our service receivables, which resulted in a $70.9 million pre-tax decrease in the value of those receivables.

  •
  During the first quarter of fiscal 2009, we again changed our key accounting assumptions, including our assumptions with regard to the default and discount rates used in determining the value of our service receivables, which resulted in a $111.7 million pre-tax decrease in the value of those receivables.

  •
  During the second quarter of fiscal 2009, we further adjusted our key accounting assumptions, including our assumptions with regard to the auction rates and discount rates used in determining the value of our service receivables, which resulted in a $121.2 million pre-tax decrease in the value of those receivables.

  •
  During the third quarter of fiscal 2009, we further adjusted our key accounting assumptions, including our assumptions with regard to the discount rates and default rates used in determining the value of our service receivables, which resulted in a $6.8 million pre-tax decrease in the value of those receivables.

        In general, our adjustments during fiscal 2008 and the first nine months of fiscal 2009 were necessary because securitization trusts had performed below our range of expectations, including with regard to delinquencies and defaults, dislocations in the capital markets that began in the second quarter of fiscal 2008 persisted through March 31, 2009 requiring significant adjustments to our discount rate, TERI's claims paying ability is less certain as a result of the TERI reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts was projected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

        If the actual performance of some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could adversely affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions. In addition, developments in the TERI Reorganization, including challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. As of May 8, 2009, TERI had not rejected or otherwise indicated how it will treat its guaranty obligations, and for purposes of estimating the fair value of our service receivables, we assumed at March 31, 2009 that the application of collateral will continue in the ordinary course in accordance with existing agreements. Finally, continuing dislocations in the capital markets have resulted in increased volatility in investors' demand and yield requirements for ABS. If such conditions persist, we may need to adjust further our key assumptions.

        While we have no further obligation to support the obligations within the bankruptcy-remote securitization trusts, our residuals and additional structural advisory fees in each securitization we have facilitated are subordinate to securities issued to investors in such securitizations and may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service receivables from several securitization trusts are expected to be eliminated entirely if LIBOR remains at current rates or decreases, or if the future cost of funding auction rate notes does not decrease from the levels currently projected. As a result of the TERI Reorganization, we expect as of March 31, 2009 to receive additional structural advisory fees and residuals (from trusts other than the NCSLT Trusts) beginning five to 20 years and five to 23 years, respectively, after the date of a particular securitization transaction. At March 31, 2008, we expected to receive such cash flows beginning five to 17 years after the date of a particular securitization.

        Our loans held for sale at March 31, 2009 consisted of $417.1 million in education loans originated by Union Federal. Our loans held for sale are recorded at lower of cost or fair value. The estimated fair value of loans held for sale is evaluated on a periodic basis and, in the absence of readily determined market values, is based on the present value of expected future cash flows using management's estimates. Under GAAP, we are required to reduce the carrying value of our education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our education loans, which would result in an increase in our general and administrative expenses, and we may be required to provide additional regulatory capital to Union Federal. We recorded a valuation adjustment of approximately $7.3 million in fiscal 2008 and $98.1 million in the first nine months of fiscal 2009, and we may be required to make additional adjustments in the future.

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our service receivables.

        We have facilitated five private education loan trusts that have issued auction rate notes to finance, in whole or in part, the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust in determining the value of our service receivables.

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

        Under the contracts by which auctions are conducted, broker-dealers may submit orders in auctions for their own account. As a result of such bidding, a broker- dealer may prevent a failed auction, or the interest rate resulting from an auction may be lower than the rate that would have prevailed had the broker- dealer not bid. A failed auction occurs when an existing owner does not have its notes purchased through the auction procedures because the amount of notes submitted for sale exceeds the amount of purchase orders. Broker-dealers, some of which have served as underwriters of the securitizations that we have facilitated, have bid, and may continue to bid, in auctions relating to our trusts' auction rate notes. These bids in the past have both prevented failed auctions and supported interest rates determined at auction. Broker-dealers have no obligation to submit orders in auctions, and to the extent broker-dealers do not submit such bids in the future, the interest rates on our trusts' auction rate notes could be higher than they have been historically, including higher than the maximum rate, which would result in carryover interest, and there could be failed auctions for such notes.

        During the third quarter of fiscal 2008, the auction rate securities market systematically failed. During the third and fourth quarters of fiscal 2008, and the first, second and third quarters of fiscal 2009, failed auctions occurred with respect to auction rate notes issued by each of the five securitization trusts that have issued auction rate notes. As a result of the failed auctions, the auction rate notes bear interest at a maximum rate, which was calculated as of March 31, 2009 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least Aa3 by Moody's and AA- by S&P as of March 31, 2009, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A3 by Moody's and A- by S&P as of March 31, 2009. Auction rate notes issued by two securitization trusts are also rated by Fitch, and bear interest at a maximum rate, which was calculated as of March 31, 2009 as one-month LIBOR plus 1.50%, in the case of auction rate notes that were rated at least AA- by Fitch as of March 31, 2009, or one-month LIBOR plus 2.50%, in the case of auction rate notes that were rated at least A- by Fitch as of March 31, 2009. During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes would continue to bear interest at the then-current spreads over one-month LIBOR until their expected maturity dates. As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our residuals receivables by $59.5 million and the estimated fair value of our additional structural advisory fees receivable by $54,000.

        In October 2008, Moody's downgraded the ratings assigned to certain subordinated auction rate notes to below A3. As a result, the interest rate spread on these notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 3.50%. In November 2008, Moody's downgraded the insurance financial strength rating of Ambac to Baa1 from Aa3. Ambac has provided credit enhancement for certain ABS issued in securitizations that we have facilitated, including certain auction rate notes. The downgrading of Ambac's ratings resulted in a downgrading of the ratings assigned to certain of our auction rate notes. As a result, the interest rate on certain of those auction rate notes increased from one-month LIBOR plus 1.50% to one-month LIBOR plus 2.50% or, in some cases, to one-month LIBOR plus 3.50%, and the interest rate of certain of those auction rate notes increased from one-month LIBOR plus 2.50% to one-month LIBOR plus 3.50%. We assumed at March 31, 2009 that all outstanding auction rate notes would continue to bear interest at the then-current maximum spreads over one-month LIBOR until their expected maturity dates. The increased cost of funding of these notes resulted in a decrease of $13.1 million in the estimated fair value of our additional structural advisory fees, and a decrease of $31.8 million in the estimated fair value of our residuals, during the second quarter of fiscal 2009. On April 14, 2009, Moody's downgraded the insurer financial strength rating of Ambac, from Baa1 to Ba3, which resulted in a downgrading of the ratings assigned to certain auction rate notes issued in three securitizations that we facilitated. These auction rate notes, however, already bore interest at the maximum rate.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect.

        In April 2009, we announced the sale of the Trust Certificate, representing our ownership interest in NC Residuals Owners Trust, in a transaction intended to improve our near-term financial condition and liquidity. The sale of the Trust Certificate is expected to generate a cash refund for taxes previously paid, as we have been required to pay taxes on the expected residual cash flows from the NCSLT Trusts before we actually receive those cash flows. In addition, we estimate that we would have been required to pay approximately $430 million in additional taxes over the remaining life of these residuals, with approximately $370 million to be paid prior to the residuals generating sufficient annual cash flows to offset the tax payments. As a result of the transaction, we expect to eliminate any tax obligations from these residuals in their entirety. The U.S. federal and state income tax consequences arising in connection with the sale of the Trust Certificate and the asset services agreement between the purchaser and us, however, are complex and uncertain. The Internal Revenue Service or a state taxing authority could challenge our tax positions in connection with the transactions. If such a challenge were successful, in whole or in part, we may not receive a refund for taxes previously paid, or we may not eliminate our tax obligations relating to the residuals. In either case, our near-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the Internal Revenue Service, could result in substantial costs and divert management's attention and resources from our business.

Our financial results could be adversely affected if we were required to consolidate the financial results of the entities that we use for securitizations that we facilitate.

        We provide structural advisory and other services for loan securitizations undertaken through statutory trusts. We do not consolidate the financial results of the trusts with our own financial results. For a discussion of our decision not to consolidate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" included in this quarterly report. Some of the accounting rules relevant to this issue are in the process of being amended. In particular, the FASB has embarked upon a project to amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized by us. As a result of this, the FASB would then also remove the QSPE exception from FIN No. 46R, Consolidation of Variable Interest Entities. The FASB collected comments on an exposure draft on this topic on November 14, 2008. The ultimate impact, if any, of these deliberations on our accounting practices is uncertain as of May 8, 2009. If we were required to consolidate the financial results of one or more trusts with our own financial results as a result of amendments or changes in accounting rules, or if the SEC or other accounting authorities do not agree with our current approach, our financial results could be adversely affected. Our near-term financial results could also be adversely affected if we were to conduct future securitization transactions, or alternative funding transactions, as "on balance sheet" financing transactions.

Changes in interest rates could affect the value of our additional structural advisory fees and residuals receivables, as well as demand for private education loans and our services.

        Private education loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding education loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments or prepayments as a result of loan consolidation activity. In particular, prepayments may increase during periods in which long-term interest rates, such as interest rates on mortgages, are lower than short-term interest rates, including rates on education loans. If the prepayment or default rates increase for the education loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees and residuals receivables, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

        LIBOR is the underlying rate for most of the trusts' assets and liabilities and changes in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts. For example, during the second quarter of fiscal 2009, the forward LIBOR curve decreased by approximately 200 basis points, an unusually large change. The change reduced the estimated fair value of our residuals receivables by $16.1 million, primarily as a result of a reduced spread on the fixed interest ABS, and reduced the estimated fair value of our additional structural advisory fees by $15.4 million, primarily as a result of a lower interest rate applicable to accrued but unpaid fees.

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

        We may require additional funds for our programs, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through education loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. Pursuant to an investment agreement with affiliates of GSCP, we received aggregate gross proceeds of approximately $192.5 million, $59.8 million of which was received in December 2007 and $132.7 million of which was received in August 2008, in connection with the sale of equity securities to the purchasers. We cannot assure you that the proceeds of the equity investment by affiliates of GSCP will be sufficient to satisfy our liquidity needs or capital funding requirements beyond fiscal 2010, particularly in the event of a prolonged dislocation in the private education loan ABS market. Our short-term needs also remain subject to uncertainties regarding regulatory capital requirements of Union Federal. As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private education loans originated by Union Federal since September 2007. As a result, Union Federal has an elevated balance of education loans on its balance sheet and consequently has had to rely on brokered deposits and other non-core deposit funding sources, including Federal Reserve borrowings, for unexpectedly long periods. Interruption of, or limitations on, Union Federal's access to such funding sources could have a material adverse effect on Union Federal's liquidity or financial condition. Union Federal's regulatory authorities have from time to time requested that we provide additional capital to Union Federal in amounts linked to the amount of private education loans held by Union Federal, and we are in discussions with regulators regarding, among other things, the provision by us of additional regulatory capital and the reduction of such loan balances. Additional infusions of regulatory capital by us into Union Federal could adversely affect our short-term liquidity because such funds are not thereafter available to us to meet our other liquidity needs. Insufficient funds could require us to delay, scale back or eliminate certain of our programs and further scale back our expenses.

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

        Certain of our client agreements provided for termination rights in the event of the filing by TERI of a voluntary petition under federal bankruptcy laws. Our clients that have not terminated their agreements have suspended their marketing of TERI-guaranteed loan programs as a result of the TERI Reorganization or instructed TERI to stop accepting applications for TERI-guaranteed loans. Union Federal, which in the past has funded our proprietary Astrive Student Loan Program, is not doing so as of the date of this report. These actions resulted in a significant reduction in our facilitated loan volumes during the first nine months of fiscal 2009. In addition, we expect that the guaranty agreements and loan origination agreements that most or all of our clients have with TERI will be terminated in the context of the TERI Reorganization. Termination of the client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with the client.

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

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our cash flows from the securitization trusts.

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

        To the extent the pledged account or other reserves available to a particular securitization trust were exhausted, or in the event that the security interests granted by TERI to the trusts are unperfected or otherwise enforceable or compromised, and loan defaults continued to occur, that trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. If TERI's general reserves are insufficient to satisfy the guaranty claims, loan defaults would have a further adverse affect on the amount or timing of cash flows that would otherwise be expected to be generated by the trust, which would adversely affect the value of our service receivables and our advisory fees pursuant to our asset services agreement with affiliates of Vanquish Capital Management LLC.

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

        The Bankruptcy Court, upon motion of the creditors committee, subsequently extended until February 2, 2009 the parties' rights to challenge the trusts' security interests in the collateral other than the pledged accounts. In January 2009, the creditors committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against FMDS as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $595.0 million as of March 31, 2009, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling approximately $30.8 million as of March 31, 2009. In March 2009, FMDS and the owner trustee filed a motion to dismiss the creditors committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The creditors committee filed an opposition to the motion to dismiss on April 30, 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS expects to file a response to the opposition and amended complaint within the time frame allowed under the applicable bankruptcy rules. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and did not adjust our accounting assumptions during the nine months ended March 31, 2009 regarding TERI. To the extent the trusts continue to request that TERI make guaranty claims payments from the pledged accounts and to transfer the defaulted loans to TERI in respect of the guaranty payments, the amount of defaulted loans the recoveries of which are subject to the creditors committee's challenge will continue to increase.

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

        Funds in the pledged accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. TERI has not resumed paying guaranty obligations using its general reserves or with respect to defaulted loans that have not been securitized and are held by program lenders that have not otherwise agreed to settle their claims against TERI's bankruptcy estate.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        Historically, our net income has been derived almost exclusively from structuring securitizations of our clients' private education loans. We have been unable to access the securitization market as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the subsequent periods and persist as of the date of this report. That inability, together with the TERI Reorganization, has impacted our client relationships, resulted in the termination of certain material client agreements, reduced our facilitated loan volume and challenged our business prospects. We have refined our business model in order to address the challenges currently facing us. Our revised business model includes fee-for-service sales of our capabilities, including loan origination and disbursement, program design, risk management and portfolio management. In addition, we are developing a new loan product that we expect to have available to prospective lender clients in the fourth quarter of fiscal 2009. It will be necessary for Union Federal to obtain regulatory clearance before offering such a product. Successful sales of these services will be critical in order to grow our revenues and client base in the future. We have limited experience with the new private education loan program and our fee-for-service business strategy, and we are uncertain of the level of interest from former, current or prospective clients with regard to the new program or offered services.

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

        We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than we are to overcome capital markets dislocations, respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients or former clients if they choose, or acquire the ability to provide directly the services that we provide, or formerly provided, to them. In addition, to the extent that Union Federal provides education loans directly to consumers, we would compete directly with clients and former clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. We are aware of five principal competitors, Sallie Mae, JPMorgan Chase Bank, Wells Fargo & Company, Discover Financial Services, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services and/or products. Our business could also be adversely affected if Sallie Mae's program to market private education loans directly to consumers continues to grow, if Sallie Mae seeks to market more aggressively to third parties the full range of services for private education loan programs that we provide or if Sallie Mae's private education loan consolidation product results in increased consolidation of private education loans held by the securitization trusts we have facilitated. Sallie Mae has announced that it intends to focus increasingly on originating private education loans both through the school channel and the direct to consumer channel. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

        Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide in response to recent legislative initiatives affecting the availability and profitability of federal loans, including the proposed elimination of the Federal Family Education Loan Program.

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

Continuation of the current economic conditions could adversely affect the private education loan industry.

        During the past year, rising unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves thus decreasing education loan application and funding volumes. In addition, current borrowers may experience more trouble in repaying credit obligations which could increase loan delinquencies and defaults. Finally, many lending institutions have exited the private education loan business and may or may not seek our services to revive this line of business as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

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

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. In September 2008 and November 2008, we further reduced headcount by approximately 100 employees, including the departures of our former Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Information Officer and Chief Marketing Officer. Following these reductions, we had 231 full-time employees at May 6, 2009, compared to 410 full-time employees as of May 6, 2008. Our cost reduction measures will place a strain on our management, systems and resources at a critical point in our business and industry. We must develop alternatives to the loan guaranty and origination services that TERI has historically provided to our clients, and we must refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business.

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

        We own a proprietary database of historical information on private education loan performance that we use to help us establish the pricing provisions of new loan programs on behalf of lenders, determine the terms of securitization transactions and establish the fair value of the structural advisory fees and residuals that we recognize as revenue. We also have developed, and continue to develop as of the date of this quarterly report, a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

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

        As of March 31, 2009, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' education loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed education loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our residuals and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

        As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company and our business is limited to activities that are financial or real-estate related. We have registered with the OTS and are required to file periodic reports. In addition, we are subject to examination by the OTS, which has certain types of enforcement powers over us, including the ability in certain circumstances to review and approve changes in management and compensation arrangements, issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices.

        In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements. As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private education loans originated by Union Federal since September 2007. As a result, Union Federal has an elevated balance of education loans on its balance sheet and consequently has had to rely on brokered deposits and other non-core deposit funding sources for unexpectedly long periods. We have in the past been required to make capital infusions to Union Federal to support the increased amount of private education loans held by Union Federal. Regulatory authorities could require additional capital infusions or take other measures to correct these conditions. Such actions could adversely impact our short term liquidity position, reputation and our ability adequately to execute on our new business plans. In addition, Union Federal will not be permitted to serve as a meaningful funding lender in our new private education loan program until it improves its funding capacity.

        There is a risk that we could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules will depend largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Recent significant reductions in staffing levels have made it difficult to retain experienced personnel to maintain adequate internal controls related to regulatory matters. If severe failures in internal controls occur, regulatory authorities could impose sanctions on Union Federal or us. We have relatively limited experience with these regulations, and we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by FMER, was not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%.

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

        As a federally chartered institution, Union Federal, including its operating subsidiary, FMLOS, may conduct its business without regard to such state licensing laws and requirements. We currently provide outsourced education loan origination services through FMLOS on a fee-for-service basis. To the extent that these activities are conducted through Union Federal or FMLOS, we believe state regulatory requirements affecting loan brokers, small lenders and credit services organizations will be less likely to be asserted. Operational restrictions imposed by federal regulators could, however, limit our ability to offer services through FMLOS on a fee-for-service basis.

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

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we coordinated, and it is possible that some marketing or underwriting practices associated with the programs we coordinated and assets we securitized will be challenged as a result of such investigations. On August 31, 2007 we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the education loan industry. As of the date of this report, we continue to work with the New York Attorney General's office regarding the investigation.

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. The State of New York has enacted legislation that may impede accepted marketing practices in the school channel, such as school endorsement of loan products that the school believes are beneficial to students. In addition, the New York legislation will require additional disclosures that will increase our costs. Similarly, in March 2009, the Federal Reserve Board, which we refer to as the Board, proposed regulations to implement provisions of the Higher Education Opportunity Act, which was signed into law in August 2008. The proposed regulations revise the number, timing, and content of disclosures required for private education loans by the Truth-in-Lending Act, or TILA, and the Board's implementing regulation for TILA, Regulation Z found at 12 C.F.R. Part 226. Under the proposed regulations, creditors that extend private education loans would provide disclosures about loan terms and features on or with the loan application and would also have to disclose information about federal education loan programs that may offer less costly alternatives. Additional disclosures would have to be provided when the loan is approved and after loan acceptance but prior to loan disbursement. The Board is also proposing model disclosure forms that creditors could use to comply with the new disclosure requirements. The public comment period on the proposed amendments ends May 26, 2009. The final regulations will become effective no later than February 14, 2010.

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

  •
  negative publicity about the private education loan market generally or us specifically;

  •
  regulatory developments or sanctions directed at Union Federal or us;

  •
  adverse rating agency actions with respect to the securitization trusts that we have facilitated;

  •
  price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

  •
  significant volatility in the market price and trading volume of financial services and process outsourcing companies;

  •
  general economic conditions and trends, including economic pressure on consumer asset classes such as private education loans;

  •
  legislative initiatives affecting federal or private education loans, including the federal budget and proposed regulations implementing Title X of the Higher Education Opportunity Act of 2008 that would revise disclosure and procedural requirements for private education loans;

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

        On November 28, 2008, a consolidated amended complaint was filed by the lead plaintiffs and contained similar allegations as the earlier complaints. On February 9, 2009, we filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to our motion to dismiss on April 13, 2009. We plan to respond in May 2009. A class had not been certified in the actions as of May 8, 2009.

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

        Our directors and executive officers, and entities affiliated with them, beneficially owned approximately 26% of the outstanding shares of our common stock as of May 8, 2009, excluding shares of preferred stock held by affiliates of GSCP and convertible into additional shares of our common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

        On April 24, 2007, our board of directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase on April 24, 2007 included 3,393,300 shares available for repurchase under the previously authorized repurchase plan. The current repurchase program does not have a fixed expiration date. We did not repurchase any shares of common stock pursuant to this program during the nine months ended March 31, 2009. Through March 31, 2009, we had repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17. As of March 31, 2009, 8,830,900 shares of our common stock may yet be purchased under this program.

        During the first nine months of fiscal 2009 we repurchased 72,452 shares from employees who elected to withhold such shares to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units.

Item 6    Exhibits

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

THE FIRST MARBLEHEAD CORPORATION
Date: May 8, 2009	By:	/s/ KENNETH KLIPPER Kenneth Klipper Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Purchase Agreement, entered into by and among the registrant, VCG Owners Trust and VCG Securities LLC on March 31, 2009
10.2(1)	Asset Services Agreement, entered into by and among the registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC on March 31, 2009
10.3(1)	Data Sharing and License Agreement, entered into by and between the registrant and VCG Owners Trust on March 31, 2009
10.4(1)	Indemnification Agreement, entered into by and among the registrant, VCG Owners Trust and VCG Securities LLC on March 31, 2009
10.5(1)	Letter agreement, entered into by and between the registrant and Vanquish Advisors LLC on March 31, 2009
10.6(2)	Order, dated April 7, 2009, entered by the United States Bankruptcy Court for the District of Massachusetts
10.7(2)	Stipulation, dated March 25, 2009, among The Education Resources Institute, Inc., Union Federal Savings Bank and UFSB Private Loan SPV, LLC
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Trust static pool data as of March 31, 2009
99.2(3)	Supplemental presentation

(1)
Incorporated by referenced to exhibits to the registrant's current report on Form 8-K filed with the SEC on April 6, 2009

(2)
Incorporated by referenced to exhibits to the registrant's current report on Form 8-K filed with the SEC on April 13, 2009

(3)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on April 28, 2009