Form 10-K
period 2009-06-30
FIRST MARBLEHEAD CORP
filed 2009-09-03
CIK 1262279

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $76,492,930 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2008. For the purposes of the immediately preceding sentence, the term "affiliate" refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2008.

          Number of shares of the registrant's common stock outstanding as of September 2, 2009: 99,199,926.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2009. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under "Executive Officers" and "Code of Ethics" in Part I of this annual report) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2009

        FIRSTMARBLEHEAD, ASTRIVE, LAUREL COLLEGIATE LOANS, MONTICELLO STUDENT LOANS, ASTRIVE ADVANTAGE and MONOGRAM are either registered trademarks or trademarks of The First Marblehead Corporation. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

        In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, future market position, prospects, plans, and outlook, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or timing of events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" described in Item 7 of Part II of this annual report, and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part I of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 2, 2009.

PART I

Item 1.    Business

We use the terms "First Marblehead," "FMC," "we," "us" and "our" in this annual report to refer to the business of The First Marblehead Corporation and its subsidiaries on a consolidated basis.

Overview

        We offer outsourcing services to national and regional financial institutions and educational institutions in the United States for designing and implementing private education loan programs. These loan programs are designed to be marketed to prospective student borrowers and their families directly or through educational institutions and to generate portfolios which may be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services, including our new Monogram loan product, as well as certain services on a stand alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we have facilitated and asset servicing to the third-party owner of certain securitization trusts.

        Our bank subsidiary, Union Federal Savings Bank, which we refer to as Union Federal, is a federally chartered thrift that offers residential and commercial mortgage loans, and certain other banking products, and prior to fiscal 2009, offered private education loans. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision, or OTS.

General Developments

        During fiscal 2009, we took several measures to adjust our business in response to economic conditions, including capital markets dislocations and the declining credit performance of consumer-related loans. Most significantly, we redesigned our product offerings in an effort to attract lenders back into the market for private education loans. We also added fee-for-service offerings such as portfolio management and asset servicing. Finally, we revised our fee structures, made major changes to senior management and significantly reduced our operating expenses.

        Our new Monogram product offering has been designed to provide prospective lenders with flexible loan program features intended to meet their desired risk control and return objectives, while also providing borrowers with some ability to configure the terms of their private education loan to meet their financing needs. The product offering, the development of which was completed in August 2009, also incorporates refinements to our origination process, including an enhanced application interface, real-time borrower disclosures, an improved decisioning platform and robust client reporting. The success of the new product offering will be critical to growing and diversifying our revenues and client base. In lieu of a third-party guaranty, the Monogram product provides for funding and maintenance of segregated loan loss reserves by lenders, through fees paid partially or entirely by borrowers. We may contribute limited amounts to fund portfolio reserves. Union Federal is not expected to participate as a program lender during fiscal 2010 in light of regulatory constraints.

        During fiscal 2009, we revised our fee structure and developed additional services designed to provide us with fee-based income for the services we render, which we believe will improve our cash flows and reduce our dependence on the credit and capital markets. In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. As a result, we have historically derived substantially all of our income from structuring securitization transactions. Securitization refers to a technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues bonds backed by those loans to investors. Private education loan asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs.

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and persist, to a lesser extent, as of September 2, 2009. That inability has not only negatively affected our financial results, it has resulted in many of our former lender clients holding private education loan portfolios longer than they had expected. In addition, in April 2008, The Education Resources Institute, Inc., or TERI, voluntarily filed a petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. Our lender clients have in the past had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI, which is a private, not-for-profit Massachusetts organization. We refer in this annual report to TERI's bankruptcy proceedings as the TERI Reorganization. The capital market disruptions and the TERI Reorganization have negatively affected our client relationships and challenged our business prospects. For example, JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A. elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes during fiscal 2009 compared to prior fiscal years. In addition to the absence of revenue from new securitizations, our financial results for fiscal 2009 were negatively affected by significant write-downs of the estimated fair value of our service receivables and portfolio of private education loans held for sale.

        The following table presents certain financial and operating information as of and for the fiscal years ended June 30, 2009, 2008 and 2007. Substantially all of our financial results have been derived from servicing private education loans, which are considered to be in a single industry segment for financial reporting purposes. For additional information about our results of operations and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this annual report.

	Fiscal years ended June 30,
	2009	2008	2007
	(dollars in thousands)
Revenues from new securitizations	$—	$320,382	$684,080
Total revenues	$(290,006)	$(28,409)	$880,704
Net income (loss)	$(363,020)	$(235,076)	$371,331
Total assets at fiscal year end	$821,330	$1,200,898	$1,214,463
Approximate number of education loan applications facilitated	41,000	1,696,000	1,325,000
Approximate number of schools with loans facilitated	2,500	5,600	5,800
Principal amount of education loans facilitated:
Approximate "make and sell" volume facilitated	$83,375	$4,520,034	$3,873,048
Approximate "make and hold" volume facilitated	183,211	483,966	419,480

Total volume facilitated	$266,586	$5,004,000	$4,292,528

Principal and accrued interest balance of education loans securitized	$—	$2,027,079	$3,750,043
Principal balance of education loans facilitated and available to us at fiscal year end for later securitization	$1,252,667	$3,399,483	$831,912

        We earned $320.4 million and $684.1 million in revenues from new securitizations during fiscal 2008 and 2007, respectively. These revenues were derived from securitization trusts that purchased private education loans from several lenders, including JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A.

        We remain focused on preserving capital and maximizing liquidity in these challenging market conditions. During fiscal 2009, we received $132.7 million in gross proceeds from an equity financing, and we greatly reduced our annual cash expenditure requirements through reductions in headcount, reductions in marketing expenditures, consolidation of office space and other cost saving initiatives that began in fiscal 2008. In addition, as of March 31, 2009, we sold the trust certificate, or Trust Certificate, of NC Residuals Owners Trust, which held our residual interests in The National Collegiate Student Loan Trusts, which we refer to in this annual report as the NCSLT Trusts. The NCSLT Trusts held substantially all of the TERI-guaranteed private education loans that we had previously securitized. The sale of the Trust Certificate is expected to generate a refund for income taxes previously paid and eliminate certain of our future tax liabilities, which would have had a material negative effect on our financial condition and liquidity. As a result of this sale, we are no longer entitled to receive residual cash flows from the NCSLT Trusts, and our financial results for fiscal 2009 included a write-down of our residuals receivables of $134.5 million as a result of the transaction. We continue to have rights to additional structural advisory fees and will earn asset servicing fees from the NCSLT Trusts, as well as additional structural advisory fees and residuals from certain trusts other than the NCSLT Trusts.

        In July 2009, we entered into a supervisory agreement with the OTS that requires us, among other things, to maintain Union Federal's regulatory capital ratios at specified levels. We refer to the agreement in this annual report as the Supervisory Agreement. Union Federal entered into a stipulation in July 2009 consenting to the issuance by the OTS of an order to cease and desist, which we refer to in this annual report as the Order. We are taking steps to address the matters identified by the OTS in the Supervisory Agreement and the Order and the requirements imposed on Union Federal and us by the OTS. See "Risks Relating to Regulatory Matters" in Item 1A of this annual report for additional details.

Market Opportunity

        Our business is focused on private education loan programs primarily for undergraduate and graduate students in the United States. Private education loans are funded by private sector lenders and are not guaranteed by the U.S. government. They are intended to be used by borrowers who have first utilized other sources of education funding, including federally guaranteed loan programs, grants and other aid. For the 2008-2009 academic year, we believe that there was a "funding gap" in post-secondary education in the United States of over $135 billion between the costs of attendance and these other sources of education funding. We believe that enrollment in post-secondary education institutions will continue to increase over the next several years, as will costs of attendance. As a result, we also believe that responsible private education loan products will continue to be necessary for students and their families after exhausting all available federal loan programs, scholarships, grants and other government aid.

        Our clients in the past have typically been lenders that desired to supplement their existing federal education loan or other consumer lending programs with a private education loan offering. In response to legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal loans, as well as proposed legislation that would eliminate the Federal Family Education Loan Program, or FFELP, many lenders have re-evaluated their business strategies related to education lending. We believe that general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, including private education loans, have contributed to an overall reluctance by many lenders to focus on their education lending business segments. As a result, however, we believe that there is significant unmet demand for private education loans and generally less competition in addressing that demand. As market conditions for other consumer finance segments improve, we expect more lenders to focus on education lending and consider private education loans as part of an array of consumer lending products offered to their customers. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to finance successfully through the capital markets loans generated through our Monogram product offering.

        We offer specialized knowledge, experience and capabilities to assist clients in participating in the private education loan market. Our service offerings are intended to serve a range of potential client needs throughout the life cycle of a private education loan. For example, we can assist clients in developing all aspects of a private education loan program, or we can provide tailored loan origination, portfolio management and other services to meet specific needs.

Service Offerings

        The lifecycle of a private education loan, which can be over 20 years long, consists of a series of processes, many of which are highly regulated, and involves many distinct parties. As a result, the activities associated with designing, implementing, financing and administering private education loan programs are complex, resource intensive and costly.

        Through our Monogram product offering, we enable lenders to offer borrowers private education loans with competitive terms and clear pricing alternatives, but which are also structured to align product options made available to qualified applicants with their credit risk. The product does not involve a third-party guarantor, although it does provide for the funding and maintenance of segregated loss reserves by lenders, through fees to be paid partially or entirely by the borrower. The product offering can be structured to generate loan portfolios to be held by originating lenders or financed in the capital markets. In addition to offering a fully integrated suite of services through our Monogram product offering, we also offer clients tailored outsourced loan origination, portfolio management and other services.

  Monogram Product Offering

        The Monogram product integrates all of our service offerings, including program design, marketing support, loan origination and portfolio management. The product enables our lender clients to customize their loan programs to meet their risk control and return objectives without a third-party guaranty. Specifically, the client can customize the range of loan terms offered to their qualified applicants, such as repayment options, loan limits and borrower pricing. The Monogram product is based on our proprietary origination risk score model, which was independently reviewed by a credit bureau. This model uses over 50 attributes from the borrower and cosigner to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms offered to applicants who have been conditionally approved for a loan. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. The product can be structured to offer lenders either a "make and hold" or "make and sell" loan program. In "make and hold" loan programs, lenders finance the loans on their balance sheet and generally intend to continue to hold the loans through the scheduled repayment, prepayment or default. In "make and sell" loan programs, lenders intend to hold the loans on their balance sheet for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the loans generated through the Monogram loan product will generally have shorter repayment terms, higher cosigner participation rates, and an increased percentage of borrowers making payments while in school compared to our past loan products.

        As part of the Monogram product offering, we will continue to monitor the performance of each loan account after origination and tailor default prevention and recovery strategies according to the performance pattern of those accounts. We have built a flexible infrastructure to support our portfolio management strategy, which requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies and us. Finally, we provide extensive customer service to each client, including ongoing analysis and robust reporting of loan performance data.

        We may contribute limited amounts to fund portfolio reserves. The amount of any contribution offered to a particular lender would be determined by the anticipated size of the lender's program, the underwriting guidelines of the program and the particular terms of our business relationship with the lender. We believe this approach may provide lenders with increased confidence that we are committed to the quality of our new proprietary scoring models and risk mitigation and pricing strategies.

  Program Design

        Lenders face an array of choices in attempting to satisfy their strategic and financial goals, as well as the needs of their borrowers. In designing loan programs, the factors that lenders generally consider include:

  •
  borrower creditworthiness criteria, including acceptable origination risk scores, credit bureau ratings and cosigner requirements, as well as factors such as employment and income history and any past derogatory credit events;

  •
  borrower eligibility criteria, including enrollment status and academic progress;

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

  •
  asset financing or loan disposition alternatives; and

  •
  legal compliance with numerous federal laws and regulations, including but not limited to the Higher Education Opportunity Act of 2008, the Truth-in-Lending Act, or TILA, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Federal Trade Commission, or FTC, Act, the FTC Telemarketing Sales Rule, and numerous state laws that replicate and, in some cases, expand upon the requirements of federal laws.

        We help clients design their private education loan programs. Our design approach begins with a standard set of pricing options, legal agreements and third-party relationships that we can then customize for our clients in order to satisfy their particular needs. Although we assist lenders in selecting the underwriting criteria to be used in their loan programs, each lender has ultimate control over, and responsibility for, the selection of their underwriting criteria, and we are obligated to comply with the lender's criteria. While we are not separately compensated for our loan program design services, our ability to earn revenue is dependent on service fees we earn through loan origination and subsequent loan portfolio management services that we may provide pursuant to the program design.

  Marketing Support

        In creating their loan marketing programs, institutions face choices in the channels and media available to them to reach potential borrowers, including financial aid offices, online advertising, direct mail campaigns, e-mail campaigns, telemarketing, and print, radio and television advertising. Historically, we provided marketing support services to our clients on a cost-reimbursement basis because we benefited from the higher volume of loans processed as a result of these marketing efforts. In the future, we expect to provide any marketing support on a fee-for-service basis.

  Loan Origination

        Prospective and current students and their families confront a complicated process in applying for financial aid. Because private education loans are often used to bridge the gap between the cost of attending an educational institution and available funds, including family resources and federal and state loans and grants, many borrowers must navigate multiple application processes. In order to respond to questions about these processes from borrowers, lenders and educational institutions must either invest in an appropriate infrastructure or outsource these services. We provide a staff of customer service personnel who have a thorough understanding of loan program terms as well as the advantages and disadvantages of our clients' private education loan programs, federal financial aid options and the financial aid process as a whole. In addition to a customer service function, we can provide personnel to respond to requests for loan materials and loan applications.

        We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, for use in providing loan processing services. We expect to provide processing services as either an integrated part of the new Monogram product or individually on a fee-for-service basis.

        Our systems have been designed to provide applicants with consumer protection disclosures required by law and regulation, as well as information helpful for making informed decisions about private education loans. For example, our new online application has been designed to give qualified applicants some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. In addition, we continue to support our www.SmartBorrowing.org website. We established this website to provide an education-based environment for students and parents to gather information about financing college education. We designed it based on the principle that students should first consider scholarships, grants and federal and state aid options before seeking private education loans.

        In performing our loan origination services, we are required to comply with applicable laws and regulations in loan documentation, disclosure and processing. The lenders with whom we work generally assume responsibility for compliance with federal and state laws regarding loan documentation and disclosure. We, in turn, work with lenders to prepare lender-specific credit agreement templates. We maintain and utilize these templates, reflecting applicable legal requirements and lender preferences. We are then responsible for maintaining processes and systems that properly execute the lender's origination requirements and administer the credit agreement templates and required disclosures. We also deliver each lender's privacy policy and prepare and deliver truth-in-lending and various state law disclosures to borrowers.

        Our Monogram product is based on our proprietary origination risk score model, which uses over 50 attributes from the borrower and cosigner to assign a specific level of credit risk to the applicant. Once an applicant submits an application for processing, our customized third-party credit decision software can be configured for each client's specific program parameters, and analyzes, often within minutes, the submitted application. Application data are automatically sent to credit bureaus, which generate and return a credit report. The credit decision software then evaluates the applicant data and the credit report data and assigns a score to the applicant based on our risk score model. The score results in a credit decision and also governs the loan terms offered by the client, aligning product options made available to qualified applicants with their credit risk. This automated underwriting process can deliver a loan application decision, and accompanying credit agreement when applicable, within the same online session. We also enable applicants to submit applications by facsimile or mail. Applications with either incomplete information or information mismatches can be sent automatically to a credit analyst for review. We then communicate the initial determination to the applicant, including through e-mail, informing him or her whether the application is conditionally approved, rejected or in review. The applicant receives instructions for completing the loan application and funding process and is provided a website navigation link to check his or her loan status. To avoid unauthorized disclosure, access requires use of security protocols established during the application process. Simultaneously, our customer service platforms, including our automated voice response unit, online status and customer service applications are updated.

        Once a loan application is approved, we generate a credit agreement, a legal contract between the applicant, cosigner, if any, and lender which contains the terms and conditions of the loan, for the applicant based on lender- and product-specific templates. For those lenders and applicants that prefer electronic document delivery, a credit agreement and certain regulatory disclosures are created in the same online session. The credit agreement can be viewed, downloaded and printed by the applicant and faxed or mailed back to us. For those applicants who prefer paper documentation, we print and mail a pre-filled credit agreement to the applicant for him or her to sign and return to us by mail.

        Once we have obtained all applicant data, including the signed credit agreement, evidence of enrollment or required certifications from the school or applicant, and any required employment verification, we approve the application and disburse the loan funds on behalf of the lender, with funds made available to us by the lenders. Depending on the loan program and type of disbursement, funds are either sent to the borrower, to the school or to certain central disbursing agents, such as ELM Resources, which then pass the funds along to the school.

        We monitor developments in state and federal requirements for loan processing and implement changes to our systems and processes based on our analysis and input we receive from clients and industry groups. For example, we designed and made available to lenders a customer identification program in connection with their past private education loan programs that we will continue to use going forward. This identification program was designed to meet USA PATRIOT Act requirements that lenders gather identifying data, verify applicant identity and maintain records of the process. We also completed similar process improvements in the area of secure access to pending loan information, in order to comply with federal privacy and state identity theft laws. Contractual liability for identification of process requirements rests with the lenders in the program guidelines and liability for properly executing such requirements rests with us.

  Portfolio Management

        Once loans are disbursed, holders of the loans will often outsource their servicing responsibilities to third-party providers. These third-party providers, which we refer to as portfolio vendors, include both loan servicers and collection agencies. Generally, loan servicers establish and maintain contact with borrowers whose loans are current and collection agencies establish and maintain contact with borrowers whose loans are delinquent or defaulted.

        The duties of the portfolio vendors include, for example, preparing repayment invoices, collecting payments from borrowers, maintaining records of borrower payments, responding to questions from borrowers relating to their loans and reporting information to the loan owner. In addition, portfolio vendors may perform skip-tracing services, make collections calls and conduct other collections activities, and report borrower delinquencies or defaults to credit bureaus. If borrower payments are deferred while the borrower is in school, the loan servicer typically provides monthly account information and educational materials to the student and any cosigner.

        Our portfolio management group manages approximately 15 portfolio vendors, including seven loan servicers. The Pennsylvania Higher Education Assistance Agency, or PHEAA, services a majority of the loans we have facilitated. No single collection agency services more than 20% of the loan portfolios that we manage.

        Following the TERI Reorganization, we developed a multi-faceted approach to portfolio management. To maximize the return on each portfolio, we re-score each account on a quarterly basis using our proprietary behavioral scoring model. The scoring model is designed to rank-order each account based on attributes related to creditworthiness and prepayment. The primary objective of the scoring model is to identify and control losses on high risk borrowers. This objective dictates the level of resources we apply to each account, including when the account is outsourced to a collection agency and which agency is used in that process. For example, certain collections agencies may specialize in early-stage delinquencies while others may specialize in the collection of defaulted loans. This process requires a highly integrated infrastructure among the loan servicers, collection agencies and us, in addition to extensive data analysis on each account as it moves through its lifecycle. We believe this approach will allow us to better identify and control losses over time.

        For stand-alone portfolio management services, we expect to charge a fee based on assets under management.

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

        In the past, we served as an intermediary between our clients and the capital markets. We formed bankruptcy remote, special purpose statutory trusts. The proceeds from bonds issued by the trusts were used to purchase private education loans from the originating lenders. The loans were used as security for repayment of the bonds. Our compensation for these services was in the form of structural advisory fees, as well as a residual interest in the securitization trusts.

        The recent conditions of the debt capital markets generally, and the asset backed securities, or ABS, market specifically, have resulted in a reduction in the new issuance volume of education loan ABS. According to industry sources, new issuances in the market totaled approximately $14.3 billion for the fiscal year ended June 30, 2009. Of that total, approximately $10.1 billion were backed by federally guaranteed education loans and $4.2 billion were backed by private education loans, none of which we facilitated. The new issuance volume of both federally guaranteed and private education loan ABS totaled approximately $28.1 billion in calendar 2008 and $52.6 billion in calendar 2007.

        Securitization historically provided several benefits to lenders and developed into a diverse, flexible funding mechanism for the financing of private education loan pools. Securitization enabled lender clients to sell potentially otherwise illiquid assets in both the public and private securities markets, and to limit credit and interest rate risk, and enabled the reallocation or transfer of risk through the use of derivative products such as interest rate swaps or caps, a senior-subordinated liability securities structure, financial guaranty insurance for the securities issued, loan guarantees from third-party debt guarantors, the tiering of maturities of securities issued and the issuance of several different types of bonds matching projected pool repayment characteristics. Although this flexibility added to the complexity of the funding process, it also enabled the originating lender to reduce the cost of financing and recycle capital, thereby improving the economics of the loan program and improving loan terms by passing incremental savings back to the borrower. The availability of many of these structural elements for originating lenders may decline or cease to exist due to economic factors.

        Securitizations require a high level of specialized knowledge and experience regarding both the capital markets generally, and the repayment characteristics and defaults on the part of borrowers specifically. The process of issuing ABS requires compliance with state and federal securities laws, as well as coordination among originating lenders, servicers, securities rating agencies, attorneys, securities dealers, loan guarantors, structural advisors, trust management providers and auditors.

        To date, we have structured and facilitated 38 securitizations consisting entirely of private education loans, with an original principal balance of approximately $17.5 billion. We have securitized loan pools using various financing structures, including both public offerings registered with the

Securities and Exchange Commission, or SEC, and private placements, and have utilized various ABS, including commercial paper, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior-subordinated and third-party credit enhanced debt. In connection with our "make and sell" product, we historically entered into agreements with the originating lenders giving us the exclusive right to securitize their private education loans.

        The extensive database provided by our private education loan repayment statistics dating back to 1986 has been another key to optimizing the financing of the private education loan pools our clients generate. We have used this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe the historical data and our use of standard consumer credit score-based risk assessments has previously given comfort to the rating agencies, insurance providers, underwriters and securities investors, resulting in a more cost-effective securitization.

        While the current demand for securitizations backed by private education loans has been minimal, consisting mostly of transactions financed through the Term Asset-Backed Securities Loan Facility, or TALF, sponsored by the Federal Reserve Bank of New York, we plan to participate in future securitizations, subject to market acceptance. If we are able to facilitate securitizations in the future, we expect the structure and economics of the transactions to be substantially different than our past transactions. We expect lower revenues and additional cash requirements on our part and limited, if any, demand for subordinate tranches of ABS.

  Asset Servicing

        Effective as of March 31, 2009, we entered into an asset services agreement with the purchaser of the Trust Certificate, pursuant to which we provide certain services to support its ownership of the residual interests in the NCSLT Trusts, including, among others, analysis and valuation optimization services and services relating to funding strategy. We refer to this agreement as the Asset Services Agreement in this annual report. We are entitled to certain asset servicing fees for these contractual services, although receipt of the fees is contingent upon distributions available to the owners of the residual interests of such trusts.

  Trust Administration

        As administrator of the trusts we have facilitated, we monitor the performance of loan servicers and third-party collection agencies. In this capacity, we confirm compliance with servicing guidelines and review default prevention and collection activities. We receive administrative fees from the trusts, ranging from five to 20 basis points per year of the loan balance in the trust, for daily management and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization.

Competition

        Although a number of competitors and potential competitors exited the private education loan industry as a result of market developments during fiscal 2008 and fiscal 2009, the industry remains competitive with a number of active participants. Although our subsidiary Union Federal is not, as of September 2, 2009, offering private education loans and therefore we do not compete directly with lenders for loan originations, we expect to derive revenue from the services that we provide to lenders for their private education loan programs. Based on the range of services we offer, we believe that our principal competitor is SLM Corporation, which is also known as Sallie Mae. Our business could be adversely affected if Sallie Mae's program to market private education loans continues to grow, or if Sallie Mae or Nelnet, Inc., which currently provides fee-based origination and servicing activities for non-federally guaranteed loans, seeks to market more aggressively to third parties the full range of services for products that we offer. Other private education loan originators include JPMorgan Chase

Bank, N.A., Wells Fargo & Company, Discover Financial Services, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A.

        To the extent that loan originators develop an internal capability to provide any of the services that we currently offer, demand for our services would decline. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not engage us for our services. In addition, to the extent that Union Federal provides private education loans directly to consumers, we could compete directly with clients and former clients. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans. As a result of the College Cost Reduction and Access Act of 2007, which significantly reduced the profit margins of traditional non-governmental providers of federal loans, and the proposed elimination of the FFELP, lenders may place additional emphasis on the private education loan market or develop an internal capability to conduct the services we provide, which could result in a decline in demand for our service offerings. We believe the most significant competitive factors in terms of developing private education loan products are technical and legal competence, cost, data relating to the performance of private education loans, risk analytics capabilities, capital markets experience, reliability, quality and speed of service. We differentiate ourselves from other service providers by the range of services we can provide our clients.

        Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources, as well as greater name recognition than we do. As a result, our competitors or potential competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their services. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we will need to continue to invest in information technology, sales and marketing, as well as legal, compliance and product development resources.

Proprietary Systems and Processes

        In addition to our proprietary database that tracks historical private education loan performance, we maintain advanced proprietary information processing systems. We use these information systems to analyze loan applications efficiently, expedite loan processing and enhance our loan securitization and default management services.

        Key benefits of our information processing systems include:

  •
  the ability to analyze and assess loan applications based on a variety of underwriting and product factors, including flexibility to adapt to different product parameters required in customized client implementations;

  •
  a batch transaction/application processing system that includes automated updating of an applicant's loan status that a borrower can access online or telephonically;

  •
  automated preparation and secure electronic delivery of loan documents, including credit agreements and certain legal disclosures;

  •
  online certification tools enabling financial aid offices to speed loan disbursement by quickly confirming student applicants' enrollment status and financial need;

  •
  online reporting tools enabling financial aid offices to track and sort information about student applicants and borrowers, including application status and disbursement dates;

  •
  custom built data transmission techniques designed to ensure that data are compiled, integrated and properly migrated both across our enterprise and to external third parties such as servicers, collection and placement agencies and other third-party vendors; and

  •
  interfaces with internal accounting systems intended to ensure proper booking and tracking of loan information for our clients, as well as support for our capital markets group in its financing activities.

        We use a number of leading commercial products to secure, protect, manage and back-up data.

Intellectual Property

        We own the following federally registered trademarks: FIRSTMARBLEHEAD, ASTRIVE, MONTICELLO STUDENT LOANS, prepGATE, GATE, GATE Guaranteed Access to Education, and National Collegiate Trust. The federal registrations for these registered trademarks expire at various times between 2015 and 2019, but the registrations may be renewed for additional 10-year terms provided that we continue to use the trademarks. We have filed with the U.S. Patent and Trademark Office federal trademark applications with respect to existing or planned uses of the marks LAUREL COLLEGIATE LOANS, MONOGRAM and ASTRIVE ADVANTAGE. We filed a patent application in June 2007 relating to a method and system for administering linked loans between two parties.

Education Loan Market Seasonality

        Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates. Historically, we have processed the greatest application volume during the summer months, as students seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. We have also tended to process increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to market and process the higher origination activity.

Union Federal Savings Bank

        In November 2006, we acquired Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally chartered thrift that offers residential and commercial mortgage loans, retail savings products, time deposit products and money market accounts. Union Federal has also funded a portion of our product offerings in the past, although it is not doing so as of September 2, 2009. Union Federal held variable-rate private education loans with $264.6 million in outstanding principal and interest as of June 30, 2009. In addition, Union Federal held approximately $9.5 million of mortgage loans as of June 30, 2009. We derived approximately $23.1 million of net interest income during fiscal 2009 from Union Federal, primarily from the private education loan portfolio. As a result of disruptions in the ABS market, we have been unable to facilitate the securitization of private education loans originated by Union Federal since September 2007.

        In July 2009, FMC entered into the Supervisory Agreement with the OTS, and Union Federal consented to the Order. The Supervisory Agreement requires us to maintain certain regulatory capital ratios at Union Federal and requires FMC to maintain an inter-company deposit at Union Federal of $30.0 million for as long as certain conditions exist. In addition, the Supervisory Agreement requires us to obtain OTS approval for certain transactions related to Union Federal and us. The Order requires Union Federal to develop a new three-year business plan, implement a liquidity plan and concentration reduction plan, provide notice to or obtain approval from the OTS before pursuing certain transactions and engage a third-party to evaluate Union Federal's private education loan portfolio. Union Federal is not expected to participate as a Monogram program lender during fiscal 2010 in light of regulatory constraints. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," in the notes to our consolidated financial statements included in Item 8 of this annual report for additional details.

Government Regulation

        We provide services in connection with the creation, management and disposition of private education loans, a form of consumer loan asset. This business is highly regulated at both the state and federal level, through statutes and regulations that focus upon:

  •
  licensure and examination of industry participants;

  •
  regulation and disclosure of consumer loan terms;

  •
  regulation of loan origination processing; and

  •
  licensure and general regulation of loan collection and servicing.

        Failure to conform to any of these statutes or regulations may result in civil and/or criminal fines, and may affect the enforceability of the underlying consumer loan assets.

        Many states have statutes and regulations that require licensure of small loan lenders, loan brokers and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. We have not taken formal action regarding licensing or registration with any regulatory body outside the Commonwealth of Massachusetts, other than the OTS. While we believe that our prior consultations with regulatory counsel and, in some cases, local counsel identified all material licensing, registration and other regulatory requirements that could be applicable to us, legislative changes to state licensing schemes may raise potential concerns. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means.

        All of our operations relating to private education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by our subsidiary First Marblehead Education Resources, Inc., or FMER, were not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We have provided outsourced private education loan origination services on a fee-for-service basis through FMER and Union Federal's subsidiary FM Loan Origination Services, LLC, or FMLOS. To the extent that these activities are conducted through Union Federal or FMLOS, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders and credit services organizations will be asserted. Operational restrictions imposed by federal regulators could, however, limit our ability to offer services through FMLOS on a fee-for-service basis.

        We will continue to review state registration and licensing requirements that may become applicable to us in the future. As a result of providing portfolio management services, additional licensing requirements may apply to us. As a result of this continuing review, we may determine that registration or licensing is required in jurisdictions where we are not currently registered or licensed. In such a case, we may proceed with licensing or registration in the affected state, or we may attempt to restructure our activities through Union Federal or its operating subsidiary, or otherwise in a manner that we believe to be exempt from such licensing or registration.

        Compliance with state licensing requirements could involve additional costs, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

  •
  curtailment of our ability to continue to conduct business in the relevant jurisdiction, pending processing of registration or a license application;

  •
  administrative enforcement actions;

  •
  class action lawsuits;

  •
  the assertion of legal defenses delaying or otherwise affecting the enforcement of loans; and

  •
  criminal and civil liability, each of which could have a material adverse effect on our business.

        Any of the foregoing could have a material adverse effect on our business. However, if required to obtain a license or to register, we do not anticipate difficulty meeting the licensing or registration requirements.

        While our licensing requirements are currently limited, the consumer assets with which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we have facilitated have involved sales by financial institutions insured by the Federal Deposit Insurance Corporation, or FDIC, and other parties which represented and warranted that the assets in question were originated in compliance with all applicable law and were valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts have benefited from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets. TERI may nonetheless have recourse to us to the extent that a regulatory failure in loan origination of a TERI-guaranteed loan by us breached the standards of care under the master servicing agreement formerly in effect between TERI and us.

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we have coordinated for them, and it is possible that some marketing or underwriting practices associated with the programs we coordinated and assets we securitized will be challenged as a result of such investigations. In August 2007, we announced that, as part of the New York Attorney General's investigation of several lending, educational and nonprofit institutions, we had received a subpoena for information regarding our role in the education loan industry. During fiscal 2008, we worked with the New York Attorney General's office regarding the investigation.

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve Board issued regulations to implement provisions of the Higher Education Opportunity Act, which was signed into law in August 2008. The regulations revise the number, timing, and content of disclosures required for private education loans by TILA and the Federal Reserve Board's implementing regulation for TILA, Regulation Z. Under the regulations, creditors that extend private education loans will be required to provide disclosures about loan terms and features on or with the loan application and will also be required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. The Federal Reserve Board has also proposed model disclosure forms that creditors could use to comply with the new disclosure requirements. Compliance with the new regulations will be mandatory as of February 14, 2010.

        In delivering services, our operations must conform to consumer loan regulation that applies to lenders. This regulation includes, but is not limited to, compliance with the federal TILA, the Higher Education Opportunity Act of 2008, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the FTC Act, the Fair Debt Collection Practices Act, and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. The Fair and Accurate Credit Transactions Act of 2003 imposed significant federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to "red flags" of potential identity theft and processing identity theft notices, notices of adverse credit decisions based on credit scoring and other requirements that required both changes to automated loan processing and the creation of manual exception systems. These requirements strained, and future legislation or regulation may also strain, our systems. Failure to comply with these requirements will interfere with our ability to develop and market our new business model for processing services.

Employees

        During the last two quarters of fiscal 2008, we announced a reduction in our overall cost structure, including the reduction of headcount by over 600 employees. During fiscal 2009, we further reduced headcount by 145 employees. Following these reductions, we had 223 full-time employees at June 30, 2009, compared to 368 full-time employees as of June 30, 2008.

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

Available Information

        Our Internet address is http://www.firstmarblehead.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the

SEC. Alternatively, reports filed with or furnished to the SEC are available from the SEC on its website, www.sec.gov, by request from the Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by phone at (800) SEC-0330.

Executive Officers

        The following table sets forth information regarding our executive officers, including their ages as of June 30, 2009.

Name	Age	Position
Daniel Meyers	46	Chief Executive Officer and President
Peter B. Tarr	58	Chairman of the Board of Directors
Kenneth Klipper	50	Managing Director, Chief Financial Officer, Treasurer and Chief Accounting Officer

        Set forth below is certain information regarding the business experience of each of the above-named persons.

        Daniel Meyers has served as our Chief Executive Officer and President, and as a Director since September 2008. Mr. Meyers served as First Marblehead's Chief Executive Officer and Chairman of the Board from its incorporation in 1994 to September 2005 and as its President from November 2004 to September 2005. From 1980 to 1991, Mr. Meyers was involved in arbitrage and derivatives trading at EF Hutton, Prudential Bache Securities, LF Rothschild Unterberg Towbin and Commodities Corporation. He began working on ABS financings in 1986. He currently serves as the Chair of the Board of the Curry School of Education Foundation at the University of Virginia. He is also currently a member of the International Institute for Strategic Studies and serves on the Board of the Forum for the Future of Higher Education. Mr. Meyers received an A.B. in Economics from Brandeis University and completed the Owner President Management Program at the Harvard Graduate School of Business Administration.

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

        Kenneth Klipper has served as our Chief Financial Officer and a Managing Director since September 2008, Treasurer and Chief Accounting Officer since November 2006 and as Senior Vice President, Finance from March 2005 to September 2008. From January 2003 to March 2005, Mr. Klipper served as the Chief Executive Officer of Brown Co., an online brokerage firm owned by JPMorgan at the time. From May 2002 to January 2003, Mr. Klipper served as the Chief Financial Officer of Park Street Capital, a private equity firm. From January 2000 to April 2002, Mr. Klipper served as the Chief Financial Officer of Tucker Anthony Sutro, Inc., a publicly traded securities brokerage firm. Prior to joining Tucker Anthony, Mr. Klipper served for five years as both the Chief Financial Officer and Controller for the securities brokerage unit of Fidelity Investments, and he held positions with KPMG LLP, a registered public accounting firm, for eleven years. Mr. Klipper received a B.S. from the University of Richmond and is a Certified Public Accountant.

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

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We have historically derived a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

        In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. As a result, we have historically derived a significant portion of our revenue and substantially all of our income from structuring securitization transactions. We derived approximately $320.4 million and $684.1 million in revenue from new securitizations in fiscal 2008 and 2007, respectively.

        We did not complete a securitization during the second, third or fourth quarters of fiscal 2008, or during fiscal 2009, contributing to our net losses for each period. If we are able to facilitate the securitization of loans in the future, we expect the structure and economics of the transactions to be substantially different than our past transactions. We expect lower revenues and additional cash requirements on our part and limited, if any, demand for subordinate tranches of ABS. We have recently changed our fee structure with respect to our services and have developed additional services that are designed to provide us with fee-based income for the services we render. We will need to gain market acceptance of our Monogram loan product, new fee structure and additional services, in order to improve our cash flow and reduce our dependence on the credit and securitization markets. If we continue to be unable to access the ABS market, our revenues may continue to be adversely impacted and we may continue to generate net losses, which would further erode our liquidity position.

A number of factors, some of which are beyond our control, have adversely affected and may continue to adversely affect our securitization activities and thereby adversely affect our results of operations.

        The success of our business may depend on our ability to structure securitizations or other financing transactions for our clients' loan portfolios. Several factors have had, and may continue to have, a material adverse effect on both our ability to structure financing transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

  •
  persistent and prolonged disruption or volatility in the capital markets generally or in the private education loan ABS sector specifically, which could continue to restrict or delay our access to the capital markets;

  •
  our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors;

  •
  continuing degradation of the credit quality or performance of the loan portfolios of the trusts we have previously structured, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of ABS, or result in material, adverse modifications in rating agency assumptions, ratings or conclusions with respect to the securitization trusts;

  •
  rating agency action, including downgrades, of ABS that we have facilitated in the past or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

  •
  developments in connection with the TERI Reorganization, including the outcome of the challenges to the trusts' security interests;

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

  •
  material breach of our obligations to clients, including securitization trusts and former or current lender clients;

  •
  the timing and size of private education loan asset-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, which could impact pricing or demand for our securitizations;

  •
  challenges to the enforceability of private education loans based on violations of federal or state consumer protection laws and related regulations, or imposition of penalties or liability on assignees of private education loans for violation of such laws and regulations; and

  •
  changes to bankruptcy laws that change the current non-dischargeable status of education-related loans, which could materially adversely affect recovery rates on defaulted loans.

        We have actually experienced, or are at particular risk of experiencing in the near term, the first seven factors listed above.

Capital markets dislocations, and the timing, size and structure of any future capital markets transactions, will greatly affect our quarterly financial results.

        Continuing dislocations in the capital markets, write-downs of our service receivables and the private education loans held by us and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. In addition, the sale or other disposition of Union Federal's private education loan portfolio could negatively affect our operating results for the quarter in which the transaction occurs. We are uncertain whether the fee structure that we have historically used will be used in any future securitization transaction. We expect the structure and pricing terms in future securitizations, if any, to be substantially less favorable than in the past. Developments in the TERI Reorganization, including the outcome of legal challenges to the trusts' security interests and resulting write-downs in our service receivables, could also contribute to increased variability of our operating results. Finally, our operating results may continue to be affected by the seasonality of education loan applications, which could affect the amount of loan processing fees that we earn in a particular quarter. Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

        We have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Other sources of funding have not been available to us. In addition, we are uncertain as of September 2, 2009 whether it will be feasible or advantageous to participate in TALF.

        Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Our purchase agreements applicable to approximately $485.5 million of the facilitated loan volume available for securitization as of June 30, 2009 may be subject to liquidated damages provisions in the event that we fail to facilitate a securitization in breach of our obligations to certain former clients. The payment of liquidated damages and the amount of our potential liability with respect to such loans is dependent, in part, upon the outcome of the TERI Reorganization and is not determinable at this time. If we do not honor our contractual obligations, our value proposition would be compromised and prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

In structuring and facilitating securitizations of our clients' loans, administering securitization trusts or as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance private education loans that our clients originate, including trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts issue, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts or other transaction parties to disclose adequately all material information regarding an investment in the ABS or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. Recent investigations by state attorneys general, and private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

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

        Historically, we have received structural advisory fees for our services in connection with securitization transactions. We have received an up-front portion of these structural advisory fees when the securitization trust purchases the loans. We are entitled to receive an additional portion of these structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust. We also have the right to receive a portion of any residual interests in certain trusts other than the NCSLT Trusts, and asset servicing fees from the NCSLT Trusts for additional services that we are contractually obligated to perform. As required under accounting principles generally accepted in the United States of America, or GAAP, we recognize as revenue an estimate of the fair value of the additional portion of the structural advisory fees and residuals at the time the securitization trust purchases the loans because these revenues are deemed to be earned before they are actually paid to us. Similarly, we are required under GAAP to recognize asset servicing fees as our services are performed; however, the receipt of the fees is contingent on distributions available to the owners of the residual interests of such trusts.

        We record additional structural advisory fees, asset servicing fees and residuals as receivables on our balance sheet at our estimate of their fair value. Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We estimate the fair value both initially and in each subsequent quarter and reflect the change in our estimate of fair value in earnings for that period, as well as asset servicing fees earned for the period. Our key assumptions to estimate the fair value include: discount rates; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve; the expected annual rate and timing of loan defaults, and TERI's obligation and ability to pay default claims; expected recoveries of defaulted loans, including the use of recoveries to replenish segregated reserve accounts pledged to the securitization trusts by TERI to secure its guaranty obligations, or Pledged Accounts; the source and amount of guaranty payments made on defaulted loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our estimates, are subjective and can have a material effect on valuations.

        We have adjusted our key accounting assumptions throughout fiscal 2009:

  •
  During the first quarter of fiscal 2009, we adjusted our key accounting assumptions, including our assumptions with regard to default and discount rates used in determining the value of our service receivables, which resulted in a $111.7 million pre-tax decrease in the value of those receivables.

  •
  During the second quarter of fiscal 2009, we further adjusted our key accounting assumptions, including our assumptions with regard to the auction rates and discount rates used in determining the value of our service receivables, which resulted in a $121.2 million pre-tax decrease in the value of those receivables.

  •
  During the third quarter of fiscal 2009, after the sale of the Trust Certificate, we further adjusted our key accounting assumptions, including our assumptions with regard to the discount rates and default rates used in determining the value of our service receivables, which resulted in a $6.8 million pre-tax decrease in the value of those receivables.

  •
  During the fourth quarter of fiscal 2009, we further adjusted our key accounting assumptions, including our assumptions with regard to the default rates, recoveries assumptions and discount rates used in determining the value of our service receivables, which resulted in a $7.5 million pre-tax decrease in the value of those receivables.

        In general, our adjustments during fiscal 2009 were necessary because securitization trusts had performed below our range of expectations, including with regard to delinquencies and defaults, dislocations in the capital markets that began in the second quarter of fiscal 2008 persisted through June 30, 2009 requiring significant adjustments to our discount rate, TERI's ability to pay claims is uncertain as a result of the TERI Reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts was projected to be higher than previously estimated. For a discussion of these changes and the sensitivity of the additional structural advisory fees and residuals to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates." We also made adjustments to certain key assumptions during fiscal 2008.

        If the actual performance of some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust further our key assumptions, which could materially affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts and the actual asset servicing fees that we receive from the owner of the Trust Certificate, could be significantly less than reflected in our current financial statements. In addition, our securitization yields, or our structural advisory fees and residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of some or all of the securitization trusts varies from the key assumptions we have historically used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions. In addition, developments in the TERI Reorganization, including challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. As of September 2, 2009, TERI had not rejected its guaranty obligations, although we expect TERI to do so in connection with its plan of reorganization. For purposes of estimating the fair value of our service receivables, we assumed at June 30, 2009 that the application of collateral will occur in accordance with existing agreements. The official committee of unsecured creditors, or Creditors Committee, is challenging the enforceability of certain trusts' security interests, which may result in a significant reduction of collateral available to the trusts. Finally, continuing dislocations in the capital markets have resulted in increased volatility in investors' yield requirements for ABS. If such conditions degrade, we may need to further adjust our key assumptions.

        We have no further obligation to support the obligations within the bankruptcy-remote securitization trusts with respect to our additional structural advisory fees or residuals in the securitizations we have facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be impaired or eliminated, if default rates increase beyond our assumptions at June 30, 2009. We expect as of June 30, 2009 to receive additional structural advisory fees and residuals beginning five to

22 years after the date of a particular securitization transaction. At March 31, 2009, we expected to receive such cash flows beginning five to 17 years after the date of a particular securitization.

        Our loans held for sale at June 30, 2009 consisted of $351.0 million in private education loans originated by Union Federal, $183.9 million of which remain on the balance sheet of Union Federal. Our loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is evaluated on a periodic basis. In the absence of readily determined market values, the fair value is estimated by management based on the present value of expected future cash flow from the loans held for sale. Under GAAP, we are required to reduce the carrying value of our private education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our private education loans, which would result in an increase in our non-interest expenses, and we may be required to provide additional regulatory capital to Union Federal. We recorded a valuation adjustment of approximately $138.2 million in fiscal 2009, and we may be required to make additional adjustments in the future.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect.

        Effective March 31, 2009, we completed the sale of the Trust Certificate, representing our ownership interest in NC Residuals Owners Trust, in a transaction intended to improve our financial condition and liquidity. The sale of the Trust Certificate is expected to generate a cash refund for income taxes previously paid, as we have been required to pay income taxes on the expected residual cash flows from the NCSLT Trusts in excess of what we have actually received. In addition, we estimate that we would have been required to pay approximately $430 million in additional taxes over the remaining life of these residuals, with approximately $370 million to be paid prior to the residuals generating sufficient annual cash flows to offset the tax payments. As a result of the transaction, we expect to eliminate any tax obligations from these residuals. The U.S. federal and state income tax consequences are complex and uncertain. The Internal Revenue Service or a state taxing authority could challenge our tax positions in connection with the transactions, even after we receive any tax refunds. If such a challenge were successful, in whole or in part, we may not receive or keep a refund for taxes previously paid, or we may not eliminate our tax obligations relating to the residuals. In either case, our near-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale, including any such proceeding brought by the Internal Revenue Service, could result in substantial costs.

Changes in interest rates could affect the value of our additional structural advisory fees, asset servicing fees and residuals receivable, as well as demand for private education loans and our services.

        Private education loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding education loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments. If the prepayment or default rates increase for the education loans held by the securitization trusts, we may experience a decline in the value of our additional structural advisory fees, asset servicing fees and residuals receivables, which could cause a decline in the price of our common stock and could cause future securitization transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

        LIBOR is the underlying rate for most of the trusts' assets and liabilities and changes in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees and asset servicing fees, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

        We may require additional funds for our products, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through private education loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. We also cannot assure you that our capital resources as of June 30, 2009 will be sufficient to satisfy our liquidity needs or capital funding requirements after fiscal 2010, particularly in the event of a prolonged dislocation in the private education loan ABS market or our failure to obtain a tax refund as a result of our sale of the Trust Certificate. Our short-term financing needs are subject to regulatory capital requirements related to Union Federal, including the requirement imposed by the Supervisory Agreement that FMC maintain Union Federal's regulatory capital ratios at specified levels. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional details. Our short-term financing needs are also subject to amounts that we may determine to be necessary or appropriate to contribute to prospective clients to fund portfolio reserves related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products and further scale back our expenses.

Our assumptions regarding the future cost of funding of auction rate notes affect the valuation of our service receivables.

        We have facilitated five trusts that have issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust in determining the value of our service receivables.

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

        We have historically structured and supported private education loan programs for commercial banks, including JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A. Following the TERI Reorganization, these clients elected to terminate some or all of their agreements with us. Our clients that have not terminated their agreements have instructed TERI to stop accepting applications for TERI-guaranteed loans. These actions resulted in a significant reduction in our facilitated loan volumes during fiscal 2009. In addition, we expect that the remaining guaranty agreements and loan origination agreements that TERI has with a significant number of our clients will be terminated in the context of the TERI Reorganization. Termination of the client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with that client.

        Our revenue, business and financial results will continue to suffer as a result until we can bring in new client origination volume.

        In addition, the TERI Reorganization, together with our inability to access the securitization market, has resulted in many of our former clients holding private education loan portfolios for longer than they had expected, which has negatively affected our client relationships and may affect market acceptance of our Monogram product offering or our stand-alone services. Finally, we may continue to incur significant legal costs related to the TERI Reorganization.

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our cash flows from the securitization trusts.

        In its role as guarantor in the private education lending market, TERI has agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI has historically been the exclusive provider of borrower default guarantees for our clients' private education loans. We expect the TERI Reorganization to adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. In particular, we expect investors to ascribe little or no value to the TERI guaranty beyond a trust's Pledged Account. As a result, in structuring future securitizations of loans guaranteed or formerly guaranteed by TERI, if any, we will likely be required to reduce or eliminate our up-front structural advisory fee in order to increase the level of reserves available to the trust. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of such loans, the cost of which would also result in lower revenues.

        To the extent the Pledged Account or other reserves available to a particular securitization trust were exhausted, or in the event that the security interests granted by TERI to the trusts are unperfected or otherwise unenforceable or compromised, and loan defaults continued to occur, that trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. If TERI's general reserves are insufficient to satisfy the guaranty claims, loan defaults would have a further adverse effect on the amount or timing of cash flows that would otherwise be expected to be generated by the trust, which would adversely affect the value of our service receivables and our asset servicing fees.

The Creditors Committee is challenging the enforceability of certain of the trusts' security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

        In June 2008, the United States Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court, entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in Pledged Accounts established for the benefit of certain securitization trusts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trusts that owned the defaulted loan. As of September 2, 2009, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        The Bankruptcy Court's June 2008 order, however, granted the parties' rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $600.0 million as of June 30, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling approximately $34.5 million as of June 30, 2009. Effective February 13, 2009, pending resolution of the issues raised in the Creditors Committee's complaint, certain trusts suspended the transfer of defaulted loans to TERI and suspended requests for default claim payments from their respective Pledged Accounts. In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motion to dismiss in April 2009, together with an amended complaint naming the trusts themselves as defendants. In May, FMDS filed a response to the opposition and amended complaint. A hearing on the motion to dismiss is scheduled for September 29, 2009. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and did not adjust our accounting assumptions during fiscal 2009 regarding TERI.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests in the funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and other holders of claims. The settlement of the adversary complaint, in the context of a plan of reorganization or otherwise, could also result in a material decrease in the amount of pledged collateral available exclusively to a particular securitization trust. Any such decrease could adversely affect the estimated fair value of our service receivables.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        During fiscal 2009, we took several measures to adjust our business in response to economic conditions. Most significantly, we refined our loan program offerings and added fee-for-service offerings such as portfolio management and asset servicing. Successful sales of these products and services will be critical in order to grow our revenues and client base in the future. We have limited experience with the new product, the development of which was completed in August 2009. As of September 2, 2009, we have not fully deployed the product to any clients. We are uncertain of the level of interest from former or prospective clients with regard to the new product or offered services, particularly in the case of the Monogram product.

        Commercial banks have historically served as the initial funding sources for loans we manage and have been our principal clients. In the absence of securitizations, we are not able to provide to these banks the liquidity necessary to support long term funding of private education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage lending losses. In addition, the synergies that previously existed between federal loan marketing and private education loan marketing have been reduced by both the compression of margins in the federal program and regulatory restrictions on cross marketing of federal and private education loans, and in 2010, could face additional compression as a result of the elimination of the FFELP by the federal government. As a result, as of September 2, 2009, the private education loan business may generally be less attractive to commercial banks than in the past.

        In this environment, it is uncertain whether commercial banks will continue funding private education loans. Some of our former clients have exited the private education loan market completely. To the extent that commercial banks exit the private education loan market, the number of our prospective clients diminishes.

The outsourcing services market for education lending is competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

        We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their private education loan programs. The outsourcing services market in which we operate includes a number of service providers, some of which have greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. Larger competitors with greater financial resources may be better able than we are to overcome capital markets dislocations, respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. We may face competition from our clients or former clients if they choose, or acquire the ability to provide directly the services that we provide, or formerly provided, to them. In addition, to the extent that Union Federal provides private education loans directly to consumers, we would compete directly with clients and former clients. We may face competition from third parties who decide to expand their services to include the suite of services that we provide. Based on the range of services that we offer, we believe that Sallie Mae is our principal competitor. Our business could be adversely affected if Sallie Mae's program to market private education loans continues to grow, or if Sallie Mae or Nelnet, Inc., which currently provides fee-based services for non-federally guaranteed loans, seeks to market more aggressively to third parties the full range of services that we offer. Other private education loan originators include JPMorgan Chase Bank, N.A., Wells Fargo & Company, Discover Financial Services, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A., that offer a similar range of services and/or products. If we are not able to compete effectively, our revenue and results of operations may be adversely affected. In addition, if third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability.

        Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide in response to recent legislative initiatives affecting the availability and profitability of federal loans, including the proposed elimination of the FFELP.

The growth of our business could be adversely affected by changes in government education loan programs or expansions in the population of students eligible for loans under government education loan programs.

        We focus our business exclusively on the market for private education loans, and more than 98% of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private education loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal education loans, which could result in increased competition in the market for private education loans, which could adversely affect the volume of private education loans and the securitization transactions that we facilitate and structure and, as a result, the growth of our business.

        In May 2008, the "Ensuring Continued Access to Student Loans Act of 2008" was signed into law and contains provisions which might adversely impact the demand for private education loans and outsourcing services provided by us, availability and flow of funds for private education loans, and our liquidity position. Among other things, the Act:

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

        In August 2008, the "Higher Education Opportunity Act" was signed into law, which will:

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

If our clients do not actively or successfully market and fund private education loans, our business will be adversely affected.

        We have in the past relied on, and will continue in the future to rely on, our clients to market and fund private education loans to student borrowers. If our clients do not devote sufficient time and resources to their marketing efforts, or if they are otherwise not successful in these efforts, then we may experience a reduction in the volume of loans that we process and securitize, and our business will be adversely affected.

        In addition, if the loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or others could have a negative impact on lenders' desire to market private education loans. The Higher Education Opportunity Act of 2008 creates significant additional restrictions on the marketing of private education loans.

If we fail to manage effectively our cost reductions, our business could be disrupted and financial results could be adversely affected.

        During fiscal 2008 and fiscal 2009, we reduced headcount by over 800 employees, including departures of our former Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Information Officer and Chief Marketing Officer. Our cost reduction initiatives have placed and will continue to place a strain on our management, systems and resources at a critical point in our business and industry. We must continue to develop alternatives to the loan guaranty and origination services that TERI has historically provided to our clients, and we must refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business.

        We currently outsource some borrower services and telesales functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with education loan volume. We rely on our vendors to provide high levels of service and support. Our reliance on these external vendors subjects us to risks associated with inadequate or untimely service and could result in fewer loans than we would experience if we performed the service functions in-house.

        We cannot assure you that we will be able to:

  •
  expand our systems effectively;

  •
  successfully develop new products or services;

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

If competitors acquire or develop a private education loan database or advanced loan information processing systems, our business could be adversely affected.

        We own a proprietary database of historical information on private education loan performance that we use to help us establish the pricing provisions of new products on behalf of lenders, determine the terms of securitization transactions and establish the fair value of the structural advisory fees, asset servicing fees and residuals that we recognize as revenue. We also have developed, and continue to develop as of September 2, 2009, a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our private education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the private education loan market originate or service loans, they compile over time information for their own private education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of private education loans than us over the past two fiscal years, which may have provided them with comparatively greater borrower or loan data or insights, particularly during the most recent economic cycle. If a third-party creates or acquires a private education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

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

        We own no material patents. Accordingly, our technology, including our loan information processing systems, is not covered by patents that would preclude or inhibit competitors from entering our market. Monitoring unauthorized use of the systems and processes that we have developed is difficult, and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services will be adversely affected.

The loan origination process is becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

        Our future success depends in part on our ability to process loan applications in an automated, error-free manner. The volume of loan originations that we are able to process is based in large part on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement such as the ability to process loans over the Internet, accept electronic signatures and provide initial decisions instantly. Our future sucess also depends in part on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, we expect to reduce our investment in technology during fiscal 2010 compared to past fiscal years. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our clients' origination requirements or properly administer the clients' credit agreement templates or required disclosures, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

        As of June 30, 2009, PHEAA serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' education loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees, asset servicing fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed private education loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our residuals, asset servicing fees and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

        As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company and our business is limited to activities that are financial or real-estate related. We have registered with the OTS and are required to file periodic reports. In addition, we are subject to examination by the OTS, which has certain types of enforcement powers over us, including the ability in certain circumstances to review and approve changes in management and compensation arrangements, issue additional cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan.

        In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements. We have in the past been required to make capital infusions to Union Federal to support the private education loan portfolio held by Union Federal, and regulatory authorities could require additional capital infusions or take other corrective measures in the future.

        There is a risk that we could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules depends largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Further reductions in staffing levels could make it difficult to retain experienced personnel to maintain adequate internal controls related to regulatory matters. If severe failures in internal controls occur, regulatory authorities could impose sanctions on Union Federal or us. We have relatively limited experience with these regulations, and we could in the future be subject to additional supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

Failure to comply with recent OTS enforcement agreements could adversely affect our business, financial condition and operating results

        In July 2009, we entered into the Supervisory Agreement with the OTS and Union Federal entered in to a stipulation consenting to the issuance by the OTS of the Order to cease and desist. The Supervisory Agreement requires us to, among other things:

  •
  maintain Union Federal's regulatory capital ratios at the greater of: (i) the capital ratios specified in Union Federal's business plan approved by the OTS in November 2006, (ii) the capital ratios specified in a future business plan found acceptable to OTS or (iii) the minimum regulatory capital requirements;

  •
  maintain a deposit at Union Federal in the amount of $30.0 million until the earlier to occur of the (i) sale of Union Federal or (ii) reduction of Union Federal's private education loan concentration ratio to 50% of Union Federal's Tier 1 capital plus allowances for loan losses;

  •
  obtain prior approval of the OTS before (i) engaging in any transaction with Union Federal or (ii) paying any cash dividends, repurchasing or redeeming any shares of its stock, incurring any debt exceeding $5.0 million or accepting any dividend or other payment representing a reduction in capital from Union Federal; and

  •
  obtain prior approval of the OTS in connection with any "golden parachute payment" and comply with notice requirements for certain changes in directors and senior executive officers.

        The Order requires Union Federal to, among other things:

  •
  submit to the Regional Director of the OTS within 60 days a new business plan covering fiscal years 2010, 2011 and 2012, reflecting Union Federal's proposed strategy, business activities and quarterly financial projections;

  •
  develop and implement a liquidity plan that contains strategies for ensuring that Union Federal maintains adequate short-term and long-term liquidity;

  •
  adopt a concentration reduction plan that would: (i) prevent Union Federal from originating private education loans until Union Federal reduces the concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% and (ii) require Union Federal to achieve such a reduction by December 31, 2009;

  •
  engage within 60 days a qualified third-party provider, subject to approval of the Regional Director of the OTS, to perform an evaluation of the private education loans held by Union Federal as of March 31, 2009;

  •
  obtain prior approval of the OTS before increasing the dollar amount of brokered deposits;

  •
  provide the OTS with prior notice before (i) engaging in any transaction with an affiliate or (ii) entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer or director; and

  •
  obtain prior approval of the OTS in connection with any "golden parachute payment" and comply with notice requirements for certain changes in directors and senior executive officers.

        The terms of the Supervisory Agreement and the Order will remain in effect until terminated, modified or suspended by the OTS. These terms require a significant commitment from us of capital and management attention, which could be otherwise deployed.

        Although we and Union Federal each intend to take such actions as may be necessary to enable us to comply with our respective requirements, there can be no assurance that we will be able to comply fully with the provisions of the Supervisory Agreement or the Order, as applicable, or to do so within the timeframes required. Moreover, there can be no assurance that compliance with such requirements will not be more time consuming or more expensive than anticipated, or that efforts to comply with such requirements will not have adverse effects on the operations and financial condition of us or Union Federal. In particular, compliance with the Order to reduce the level of private education loans held by Union Federal by December 31, 2009 could require us to sell or otherwise dispose of the portfolio on terms that we would not otherwise consider acceptable, including the sale or other disposition of such loans at a significant loss, which would negatively affect our financial results in the quarter in which such transaction occurs. In addition, the limitations imposed on Union Federal's rates of private education loans to capital will foreclose meaningful participation by Union Federal in our new product offering in the near term.

        Failure to comply with the Supervisory Agreement or Order, or other supervisory directives, could subject us to further orders to cease and desist, significant civil monetary penalties, recovery of severance payments made to former employees, or other mandatory actions. Accordingly, any material failure to comply could have a material adverse effect on our business, financial condition and operating results.

We may become subject to state registration or licensing requirements. If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result.

        Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. We have not taken formal action regarding licensing or registration with any regulatory body outside the Commonwealth of Massachusetts, other than the OTS. While we believe that our prior consultations with regulatory counsel and, in some cases local counsel, have identified all material licensing, registration and other regulatory requirements that could be applicable to us, legislative changes to state licensing schemes may raise potential concerns. In particular, subsequent legislation in one state could require licensure if we provide outsourced loan origination services in the future otherwise than through an operating subsidiary of Union Federal. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means.

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by FMER were not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We have provided outsourced private education loan origination services on a fee-for-service basis through FMER and Union Federal's subsidiary FMLOS. To the extent that these are conducted through Union Federal or FMLOS, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders and credit services organizations will be asserted. Operational restrictions imposed by federal regulators could, however, limit our ability to offer services through FMLOS on a fee-for-service basis.

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

        Third parties with which we do, or have done, business, including federal and state chartered financial institutions, non-bank loan marketers, as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

        The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the private education loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

        The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by recent state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. None of our contracts with lenders or marketers involves the payment of fees to schools for loan volume. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we coordinated, and it is possible that some marketing or underwriting practices associated with the programs we coordinated and assets we securitized will be challenged as a result of such investigations. In August 2007, we announced that, as part of the New York Attorney General's ongoing investigation of several lending, educational, and nonprofit institutions, we had received a subpoena for information regarding our role in the education loan industry. During fiscal 2008, we worked with the New York Attorney General's office regarding the investigation.

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve Board issued regulations to implement provisions of the Higher Education Opportunity Act, which was signed into law in August 2008. The regulations revise the number, timing, and content of disclosures required for private education loans by TILA and the Federal Reserve Board's implementing regulation for TILA, Regulation Z. Under the regulations, creditors that extend private education loans will be required to provide disclosures about loan terms and features on or with the loan application and will also be required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. The Federal Reserve Board has also proposed model disclosure forms that creditors could use to comply with the new disclosure requirements. Compliance with the new regulations will be mandatory as of February 14, 2010.

        Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests or asset servicing fees could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we have worked with in the past, the loans that we securitize would be subject to individual state consumer protection laws.

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

        The association between marketers of high-interest "payday" loans and tax-return anticipation loans, or TRAL, and out-of-state national banks has come under recent scrutiny. Recent litigation asserts that payday loan and TRAL marketers use out-of-state lenders in order to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders has been coordinated by us, are distinguishable from the activities involved in these cases.

        Additional state consumer protection laws would be applicable to the loans we facilitate if we, or any third-party loan marketer whose activities we coordinated, were re-characterized as a lender, and the loans (or the provisions governing interest rates, fees and other charges) could be unenforceable. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending. However, such actions could have a material adverse effect on our business.

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

  •
  difficulties we may encounter in structuring securitizations or alternative financings, including continued disruptions in the private education loan ABS market or demand for securities offered by trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees and residuals receivables;

  •
  changes in the key assumptions we use to estimate the fair value of our additional structural advisory fees, asset servicing fees, residuals receivables and education loans held for sale, including among others, discount, default and prepayment rates;

  •
  announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

  •
  the success of Monogram, our new product offering, or our fee-for-service offerings;

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

  •
  our failure to realize the tax benefits we expect from the sale of the Trust Certificate;

  •
  significant volatility in the market price and trading volume of financial services and process outsourcing companies;

  •
  general economic conditions and trends, including economic pressure on consumer asset classes such as private education loans;

  •
  legislative initiatives affecting federal or private education loans, including the federal budget and final regulations implementing Title X of the Higher Education Opportunity Act of 2008 that revise disclosure and procedural requirements for private education loans;

  •
  major catastrophic events;

  •
  purchases or sales of large blocks of our stock or other strategic investments involving us; or

  •
  departures or long-term unavailability of key personnel.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the recent volatility of our stock price, we have in fact become the target of securities litigation. See Item 3 of this annual report, "Legal Proceedings," for additional detail.

        The securities litigation, as well as any future litigation, could result in substantial costs and divert management's attention and resources from our business.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

        Our directors and executive officers, and entities affiliated with them, beneficially owned approximately 26.1% of the outstanding shares of our common stock as of June 30, 2009, excluding shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, and convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed to hold shares of, and not to convert, the preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices in Medford, Massachusetts and North Providence, Rhode Island. The following table summarizes information with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA (Boylston Street)	Headquarters	51,972	2014
Medford, MA	Loan processing	153,136	2012
North Providence, RI	Union Federal	13,064	2010

        In addition, we have leased approximately 134,000 square feet of office space in Boston, Massachusetts pursuant to a lease with a term expiring in 2014. As of September 2, 2009, we do not occupy such office space, of which we have subleased approximately 88,051 square feet.

        We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.    Legal Proceedings

        In April and May 2008, seven purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints alleged various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints sought, among other relief, class certification, unspecified damages, fees and such other relief as the court deemed just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. In November 2008, a consolidated amended complaint was filed by the lead plaintiffs that contained allegations similar to the earlier complaints. On August 5, 2009, the court issued an order granting our motion to dismiss the plaintiffs' consolidated amended complaint. The court did not grant plaintiffs leave to re-plead; however, the plaintiffs have a right to appeal the dismissal.

        In addition, three federal derivative lawsuits, and one state derivative lawsuit, have been filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts and Massachusetts Superior Court, respectively. The federal derivative suits were filed in May and June 2008, and the state derivative suit was filed in June 2008. The derivative complaints allege various violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the federal court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. In August 2009, the state court stayed the state derivative action until October 2009. We plan to move for dismissal of the federal and state derivative actions in light of the dismissal of the purported class action in August 2009.

        We intend to continue to vigorously assert our defenses in these actions until they are finally and fully resolved. There can be no assurance, however, that plaintiffs will not succeed in appealing the dismissal of the purported class action or that we will be successful in defending the federal or state derivative actions. An adverse resolution of any of the lawsuits could have a material effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits. The securities litigation, as well as any future litigation, could result in substantial costs and divert management's attention and resources from our business.

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

	High	Low	Cash Dividends
Fiscal 2009
First Quarter	$5.14	$1.65	$—
Second Quarter	2.85	0.58	—
Third Quarter	1.68	0.71	—
Fourth Quarter	2.71	1.23	—
Fiscal 2008
First Quarter	$42.50	$29.23	$0.275
Second Quarter	41.77	11.01	0.120
Third Quarter	19.39	7.36	—
Fourth Quarter	8.25	2.51	—

        Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on September 2, 2009, we had 60 holders of record of our common stock. This number does not include stockholders for whom shares are held in "street" or nominee name.

Performance Graph

        The following graph compares the cumulative five-year total return attained by stockholders of The First Marblehead Corporation's common stock relative to the cumulative total returns of the Dow Jones U.S. index and the Dow Jones U.S. Financial Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2004 to June 30, 2009.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among The First Marblehead Corporation, The Dow Jones US Index
And The Dow Jones US Financial Services Index

*
$100 invested on June 30, 2004 in stock or index, including reinvestment of dividends.

        The information included under the heading "Performance Graph" is "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be "soliciting material" subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

        We did not declare any dividends during fiscal 2009, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by our board of directors and will depend upon applicable regulatory approvals and our earnings, financial condition, capital and regulatory requirements and such other factors as the board of directors deems relevant.

Issuer Purchases of Equity Securities

        In April 2007, our board of directors authorized the repurchase of up to 10 million shares of common stock. The 10 million shares authorized for repurchase included approximately 3.4 million shares that remained available for repurchase under a previously authorized repurchase program. As of June 30, 2009, we had repurchased an aggregate of 1,169,100 shares under this program at an average price, excluding commissions, of $36.17 per share. We did not repurchase any shares of common stock pursuant to this program during the twelve months ended June 30, 2009 or 2008. Future repurchases pursuant to this program may require regulatory approval.

        During fiscal 2009, 72,452 shares were retained by us upon the vesting of employee restricted stock units in order to satisfy the applicable statutory minimum tax withholding obligations in connection with such vesting.

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

	Fiscal years ended June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Statements of Income Data:
Service revenues:
Up-front structural advisory fees	$—	$179,106	$457,352	$208,178	$168,166
Additional structural advisory fees:
From new securitizations	—	24,304	43,984	33,685	27,520
Trust updates	(57,157)	(44,106)	1,363	1,241	1,767

Total additional structural advisory fees	(57,157)	(19,802)	45,347	34,926	29,287
Asset servicing fees:
Fee income	2,350	—	—	—	—
Fee update	35	—	—	—	—

Total asset servicing fees	2,385	—	—	—	—
Residuals:
From new securitizations	—	116,972	182,744	177,309	121,187
Trust updates	(283,295)	(488,832)	29,548	28,239	17,593

Total residuals	(283,295)	(371,860)	212,292	205,548	138,780
Processing fees from TERI	3,050	126,540	134,845	106,072	78,200
Administrative and other fees	19,908	31,985	21,497	8,848	3,544

Total service revenues	(315,109)	(54,031)	871,333	563,572	417,977
Net interest income	25,103	25,622	9,371	5,463	3,288

Total revenues	(290,006)	(28,409)	880,704	569,035	421,265
Non-interest expenses:
Compensation and benefits	42,232	96,735	111,364	89,214	67,608
General and administrative expenses	80,438	254,439	141,591	98,593	76,568
Unrealized losses on loans held for sale	138,163	7,373	—	—	—

Total non-interest expenses	260,833	358,547	252,955	187,807	144,176

Income (loss) from operations	(550,839)	(386,956)	627,749	381,228	277,089
Other income	—	—	16	2,526	—

Income (loss) before income taxes	(550,839)	(386,956)	627,765	383,754	277,089
Income tax expense (benefit)	(187,819)	(151,880)	256,434	147,794	117,424

Net income (loss)	$(363,020)	$(235,076)	$371,331	$235,960	$159,665

	Fiscal years ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Income Per Share Data:
Net income (loss) per common share:
Net income (loss) per share, basic	$(3.66)	$(2.46)	$3.94	$2.47	$1.64
Net income (loss) per share, diluted	(3.66)	(2.46)	3.92	2.45	1.59
Cash dividends declared per share	—	0.395	0.62	0.32	—
Weighted-average shares outstanding, basic	99,081	95,732	94,296	95,366	97,550
Weighted-average shares outstanding, diluted	99,081	95,732	94,845	96,258	100,206

	June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$158,770	$70,280	$95,937	$75,711	$193,796
Federal funds sold	14,326	80,215	10,334	—	—
Investments	8,450	70,629	128,650	67,250	—
Loans held for sale	350,960	497,324	37,052	—	—
Service receivables	67,522	411,183	809,668	551,567	309,590
Income taxes receivable	166,410	—	49,345	11,649	2,594
Total assets	821,330	1,200,898	1,214,463	770,346	558,193
Total liabilities	415,865	563,286	371,843	194,177	136,627
Total stockholders' equity	405,465	637,612	842,620	576,169	421,566

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our "Selected Financial Data" and consolidated financial statements and accompanying notes included in Item 8 of this annual report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part I of this annual report.

Executive Summary

Overview

        We offer outsourcing services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. These private education loan programs are designed to be marketed to prospective student borrowers and their families directly or through educational institutions and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In addition, we provide administrative and other services to securitization trusts that we have facilitated, asset servicing to the third-party owner of certain securitization trusts and portfolio management services to a limited number of clients.

        We offer prospective clients the opportunity to outsource key components of their private education loan programs to us by providing a fully integrated suite of services, including our new Monogram product offering that allows clients to meet their desired risk control and return objectives. In addition, we offer the following services on a stand alone, fee-for-service basis:

  •
  Loan origination—We provide loan processing services to schools and lenders, from application intake through loan disbursement. We customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

  •
  Portfolio management—We manage private education loan portfolios on behalf of their owners by employing risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, work with our clients to manage the performance of third-party vendors and interface with rating agencies. Our infrastructure provides us with data that enables robust analytics, and we are able to customize collections strategies as needed to optimize loan performance.

  •
  Trust administration—As administrator for securitization trusts that we facilitated, we monitor the performance of the loan servicers and third-party collection agencies, including ensuring compliance with the servicing guidelines and review of default prevention and collections activities. In this capacity, we are responsible for reconciliation of funds among the third parties and the trusts. We also provide regular reporting to investors in the ABS issued by the trusts and other parties related to the trusts.

  •
  Asset Servicing—Our experience enables us to offer asset servicing such as residual analysis and valuation optimization services and strategies relating to asset funding.

  •
  Additional Services—From time to time, we may offer other services as needs arise, including services relating to loan marketing and loan financing.

        We also provide banking services such as residential and commercial mortgage loans, retail savings products, time deposit products and money market accounts through our subsidiary Union Federal, which is a federally chartered thrift regulated by the OTS. In the past, Union Federal has also offered private education loans directly to consumers.

        During fiscal 2009, we took several measures to adjust our business model in light of economic conditions. Most significantly, we refined our product offerings in an effort to attract lenders and educational institutions back into the market for private education loans. We also added fee-for-service offerings such as portfolio management and asset servicing. We also revised our fee structures, made major changes in senior management and significantly reduced our operating expenses.

        Our new Monogram product offering has been designed to strengthen the value of the resulting loan assets, through redesigned risk-based pricing, enhanced cosigner participation, and by aligning risk and product options to the specific credit profile of the student borrower and their cosigner. Additionally, given the current market conditions, we would anticipate originating a greater proportion of immediate-repayment loans, or loans for which payment of principal and interest begins shortly after final disbursement, and interest-only loans, or loans for which payment of interest begins shortly after disbursement but payment of principal is deferred during enrollment. The success of the new product will be critical to growing and diversifying our revenues and client base. In light of regulatory constraints, however, Union Federal is not expected to participate as a program lender during fiscal 2010.

        We also changed our fee structure with respect to our services and have developed additional services that would provide us with fee-based income as our services are provided. The revised fee structure is intended to improve our cash flow and reduce our dependence on the credit and capital markets and on any single guarantor or other credit enhancement provider. Significant uncertainty exists regarding the success or market acceptance of our new products and services and our ability to access the securitization markets. Nonetheless, we believe our new strategies combined with our capital, experience and industry knowledge should position us to compete effectively in a re-emerging private education loan marketplace.

        The historical driver of our results of operations and financial condition has been the volume of private education loans for which we provided outsourcing services from loan origination through securitization. Asset-backed securitizations have historically been our sole source of permanent financing for our clients' private education loan programs, and substantially all of our income has been derived from securitizations. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues bonds backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or at "cost" in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. For our past securitization services, we have been entitled to receive from the trusts up-front structural advisory fees, additional structural advisory fees over time and residual cash flows.

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and, to a lesser extent, persist as of September 2, 2009. In addition, our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The TERI Reorganization, together with capital markets dislocations, has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volumes, our ability to structure loan securitizations, the value of our service receivables and our ability to realize fully the cost reimbursement and guaranty obligations of TERI. During fiscal 2009, we facilitated loans with an aggregate principal balance of $106.7 million and received $3.0 million in processing fees from TERI. In contrast, during fiscal 2008, we facilitated loans with an aggregate principal balance of $4.9 billion and received $126.5 million in processing fees from TERI. We do not expect to receive processing fees from TERI in the future.

        In addition, credit performance of consumer-related loans generally, and the private education loans held by us and the various securitization trusts we have facilitated, have been adversely affected by general economic conditions in the United States, including increasing unemployment rates and reduced availability of consumer credit. During fiscal 2009, we increased the projected weighted-average gross default rates for the NCSLT Trusts by 417 basis points to 19.00% and credit-rating agencies took negative rating actions with respect to those trusts, resulting in write-downs of our service receivables. The portfolio of private education loans held by us has experienced a higher level of defaults than we originally projected. The interest rate, economic and credit environments may continue to have a material negative effect on the estimated value of our service receivables and loans held for sale. We recorded losses during fiscal 2009 of $138.2 million in connection with write-downs of the loans to their estimated fair value. In addition, we have committed to the OTS to reduce the level of private education loans held by Union Federal by December 31, 2009, which could result in the sale or other disposition of such education loans at a significant loss.

        We remain focused on preserving capital and maximizing liquidity in these challenging market conditions. During fiscal 2009, we received $132.7 million in gross proceeds from an equity financing, and we greatly reduced our annual cash expenditure requirements through reductions in headcount, consolidation of office space and other cost saving initiatives that began in fiscal 2008. In addition, as of March 31, 2009, we sold the Trust Certificate, which represented our residual interests in substantially all of the TERI-guaranteed private education loans that we had previously securitized. As a result of this transaction, we expect to generate a refund for income taxes previously paid and eliminate certain of our future tax liabilities, which would have had a material negative effect on our financial condition and liquidity. Also, we are no longer entitled to receive residual cash flows from the NCSLT Trusts, which represented substantially all of our residuals receivables; however, we continue to have rights to additional structural advisory fees and will earn asset servicing fees from the NCSLT Trusts, as well as additional structural advisory fees and residuals from certain trusts other than the NCSLT Trusts.

Business Trends and Uncertainties

        Beginning in late 2007 and continuing through the date of this annual report, general economic conditions in the United States have deteriorated. Credit performance of consumer-related loans generally, and the private education loans held by us and the various securitization trusts that we have facilitated, have been adversely affected and are continuing to deteriorate. In the broader markets, the current conditions have remained challenging, as a result of increasing unemployment rates, the lack of available consumer credit, securitization market disruptions and capital constraints and reluctance by lenders to participate in the private education loan market.

        Changes in any of the following factors have materially affected, and may continue to materially affect, our financial results:

  •
  the private education loan securitization market, including the costs or availability of financing, including the impact of government efforts such as the TALF, and market receptivity to private education loan asset-backed notes and auction rate notes, including notes backed by direct to consumer private education loans;

  •
  regulatory requirements applicable to Union Federal and us, including the Supervisory Agreement and the Order, which require, among other things, a reduction in the level of private education loans Union Federal holds by December 31, 2009 and maintenance by FMC of Union Federal's regulatory capital ratios at specified levels, and which prevents Union Federal from funding additional private education loans;

  •
  valuation adjustments relating to Union Federal's portfolio of private education loans held for sale;

  •
  our ability to recover federal income taxes previously paid on certain of our residuals receivables;

  •
  the demand for private education financing, which may be affected by limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans under the federal government's PLUS loan program and legislation recently passed or under consideration as of September 2, 2009;

  •
  the market acceptance of our Monogram product offering and our fee for service offerings;

  •
  the competition for providing private education financing and reluctance by lenders to participate in the private education loan market;

  •
  the general interest rate and consumer credit environments, including their effect on our assumed discount, net default and prepayment rates and the trusts' ability to recover principal and interest from borrowers;

  •
  our critical accounting policies and estimates;

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private education loans, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations;

  •
  developments in connection with the TERI Reorganization, including approval of any plan of reorganization proposed by TERI or the Creditors Committee; and

  •
  actions taken by rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels.

        Dislocations in the debt capital markets persisted throughout fiscal 2009, and we did not complete a securitization transaction during the period. In addition, rating agencies have expressed concerns that direct to consumer loans will experience higher levels of defaults than school channel loans. A significant portion of the loans that we have facilitated for clients in the past, and all of our private education loans held for sale, are direct to consumer loans. We believe, however, that conditions in capital markets have begun to improve during the first quarter of fiscal 2010, including additional issuances of private education loan ABS pursuant to the TALF program. If we are able to facilitate the securitization of private education loans in the future, we expect the structure and economics of such a transaction to be substantially different from our past transactions. We expect lower revenues and additional cash requirements on our part and limited, if any, demand for subordinate tranches of ABS. We have pursued alternative means to finance our clients' loans and our loans held for sale, but other sources of funding have not been available to us.

        In July 2009, we entered into the Supervisory Agreement with the OTS, and Union Federal consented to the issuance by the OTS to Union Federal of the Order. Among other things, we agreed to reduce the level of private education loans held by Union Federal by December 31, 2009, and we agreed to submit to the OTS a new business plan for Union Federal covering fiscal years 2010, 2011 and 2012. We are uncertain whether we will be able to dispose of Union Federal's loan portfolio on acceptable terms, if at all. In addition, we are uncertain whether the OTS will approve the strategy and business activities that we propose for Union Federal, including the extent to which Union Federal will be permitted to originate private education loans. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional details. Although we intend to take such actions as may be necessary to enable us to comply with the Supervisory Agreement and the Order, we cannot assure you that we will be able to comply fully, or do so within the timeframes required. Moreover, compliance with the requirements may be more time consuming or more expensive than we anticipate, and efforts to comply with such requirements may have adverse effects on our operations and financial condition.

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

        Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements included under Item 8 of this annual report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations, such as those involving recognition of service revenues and the valuation of our service receivables and portfolio of private education loans held for sale. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on our financial condition or operating performance is material.

        We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenue and receivables and asset servicing revenue and receivables, as described below, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that we facilitate and the valuation of the portfolio of private education loans held by Union Federal to be critical accounting policies.

  Service Revenue and Receivables

        We have historically structured and facilitated securitization transactions for our clients through a series of bankruptcy remote, special purpose statutory trusts. Through the securitization process, the trusts obtain private education loans from the originating lenders or their assignees, which relinquish to the trust their ownership interest in the loans. The debt instruments that the trusts issue to finance the purchase of these private education loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We have received several types of fees in connection with our past securitization services:

  •
  Up-front structural advisory fees.    We received a portion of the structural advisory fees at the time the securitization trust purchased the loans.

  •
  Additional structural advisory fees.    We are entitled to receive a portion of the structural advisory fees over time, based on the amount of loans outstanding in the trust from time to time over the life of the trust.

  •
  Asset servicing fees.    For NCLST Trusts for which we were previously entitled to receive a portion of the residual interests, we are now entitled to receive asset servicing fees based on services we are contractually obligated to perform on behalf of the new residual interest owners. Receipt of such fees is contingent upon distributions available to the owners of the residual interests of such trusts. See Note 4, "Sale of Trust Certificate and Related Transactions," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional details.

  •
  Residuals.    We also have the right to receive a portion of the residual interests, if any, generated by various securitization trusts other than the NCSLT Trusts. This right is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees.

        As required under GAAP, we recognize the fair value of additional structural advisory fees and residuals as revenue at the time the securitization trust purchases the private education loans, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured. For asset servicing fees, we earn additional fees as the services are performed; however, the receipt of the fees is contingent on distributions available to the owners of the residual interests of the trusts subject to these services. Under GAAP, we are required to estimate the fair value of the additional structural advisory fees, asset servicing fees and residuals receivables as if they are investments in securities classified as trading, similar to retained interests in securitizations. In subsequent periods, we reevaluate the estimated fair value of these receivables and recognize the change in fair value as servicing revenue in the period in which the change in estimate occurs.

        Because there are no quoted market prices for our additional structural advisory fees, asset servicing fees, residuals receivables or private education loans held for sale, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

  •
  expected annual rate and timing of loan defaults, and TERI's obligation and ability to pay default claims, if applicable;

  •
  expected recoveries of defaulted loans, including recoveries to replenish trusts' Pledged Accounts;

  •
  the annual rate and timing of private education loan prepayments;

  •
  the discount rate, which we use to calculate the present value of our future cash flows;

  •
  the trend of interest rates over the life of the loan pool, including the forward LIBOR curve and the spread between LIBOR and auction rates, if applicable;

  •
  fees and expenses of the securitization trusts; and

  •
  in the case of private education loans held for sale, the proportion of equity to financing and borrowing costs and a buyer's expected rate of return.

        We base our estimates on our proprietary historical data, publicly available third-party data and our industry experience, adjusting for specific product and borrower characteristics such as loan type and borrower creditworthiness. We also monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances and private education loans at each balance sheet date.

        At June 30, 2009 and 2008, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12.8 billion and $13.9 billion, respectively. The underlying assets in the NCSLT

Trusts were TERI-guaranteed private education loans, of which approximately 33.2% were in deferment, 6.8% were in forbearance and 60.0% were in repayment status as of June 30, 2009. Approximately 88.7% of the loans in repayment status as of June 30, 2009 were current, 5.4% were between 31 and 90 days past due, 3.7% were between 91 and 180 days past due, and 2.2% were greater than 180 days past due. As of June 30, 2009, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status was 10.3% for the aggregate loans in the NCSLT Trusts. We have posted to our website, and filed as exhibit 99.1 to this annual report, static pool data as of June 30, 2009, including actual borrower payment status, delinquency, cumulative loss and prepayment data as of June 30, 2009 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this annual report, a supplemental presentation of certain historical trust performance data, including channel specific loans available for securitization by fiscal quarter, parity ratios by trust, net recovery rates by trust, FICO score rates by year of origination and by channel, payment status by trust and six-month rolling prepayment rates by trust.

        Because our fair value estimates rely on quantitative and qualitative factors, including historical data and macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions, can have a material effect on our valuations.

        Default and Recovery Rates.    The net default rate is calculated as the weighted average for all of our private education loan securitization trusts of:

  •
  the estimated cumulative principal balance, including capitalized interest and fees, of defaulted private education loans over the life of a trust, which we refer to as the endpoint default, minus the estimated net cumulative amount of recoveries (reduced by costs of recovery) on defaulted loans over the life of the trust; divided by

  •
  the original principal balance of the loans.

        A securitization trust may have a life of over 24 years, based on a lifecycle for private education loans that includes borrowers' in-school deferment, grace, repayment and forbearance periods. Higher levels of loan defaults are generally expected to occur in the early years of a trust, as loans enter repayment. Recoveries on defaulted loans are expected to lag defaults by months or years, with cumulative recoveries increasing gradually over an extended period of time later in the life of a trust. As a result, at a single point in time, particularly early in the life of a trust, a trust may experience an actual net default rate that is higher than the estimated endpoint net default rate for that trust. For the same reason, we assess the actual current net default rates against an expected default timing curve, which reflects the expected speed of defaults over the life of a trust. The shape of the default curve is based in part on our proprietary database of loan performance information, reflecting data through a variety of economic cycles, and influences the estimated endpoint defaults, which in turn influence the net default rate.

        Prepayment Rates.    We compute prepayments as the difference between the total amount of payments, both principal and interest, received from or on behalf of a borrower and the amount of principal and interest billed to the borrower during the same period. To convert this dollar amount into a rate, we divide these amounts by the dollar amounts that could possibly have been repaid during that period and annualize the result. This approach results in a rate that is expressed as a conditional prepayment rate, or CPR. The CPR is essentially an estimate of the likelihood that a loan will be prepaid during a period, given that it has not previously defaulted or been prepaid in full. The prepayment rate can be significantly different at different points in time over the life of a trust, or any pool of loans, because the prepayment rate for a given cohort of loans will vary with their seasoning, credit quality, prevailing interest rates and availability of consumer credit.

        A loan in deferment is expected to have a low likelihood of being prepaid. A loan is expected to have a higher likelihood of being prepaid during the first, compared to the second, year of repayment. However, after the second year, as a loan becomes more seasoned, the likelihood of a prepayment is expected to increase further, as borrowers increase their earning power and their ability to partially or fully prepay their loans, or as they establish better credit.

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. The spread represents our estimate of the risk premium related to the additional structural advisory fees. In developing the spreads, we primarily consider yield curves for certain composite indices for BBB- and BB-rated corporate bond indices with 10-year maturities, as well as yields, including indicative yields, in the broader ABS marketplace during the fiscal year.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for valuing our asset servicing fee receivables and the remaining residual interests, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. In developing our discount rates during fiscal 2009, we considered, among other things, spreads in subordinate tranches of actual federal loan ABS issuances and actual transactions involving other ABS asset classes, as well as indicative spreads, not supported by actual transactions, in subordinate tranches of private education loan ABS.

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. The spread over LIBOR used to estimate the future cost of funding was based on historical trends, then-current market conditions or then-current rates paid by the trusts.

        During fiscal 2008 and fiscal 2009, failed auctions occurred and persisted with respect to auction rate notes issued by each of the five securitization trusts. As a result of the failed auctions, the auction rate notes bear interest at a contractual maximum spread over one-month LIBOR, based on the ratings assigned to the notes by certain rating agencies. During fiscal 2009, the ratings assigned to the auction rate notes were downgraded, resulting in an increase in that maximum spread. In addition, the insurance financial strength rating assigned to Ambac Assurance Corporation, or Ambac, which provides credit enhancement for certain auction rate notes, was downgraded in fiscal 2009, resulting in a further downgrading of the ratings assigned to certain of our auction rate notes. We assumed at June 30, 2009 that all auction rate notes would continue to bear interest at their current maximum spreads until their expected maturity dates.

        If auctions do not fail, but the interest rate determined pursuant to the auction procedures exceeds the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate. The amount of the "excess" interest would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to our additional structural advisory fees, asset servicing fees and residual interest in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected. In estimating the fair value of our service receivables, we have assumed that no trust will accrue carryover interest.

        Forward LIBOR Curve.    LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees and asset servicing fees, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

        TERI's Obligation and Ability to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as Trigger Events, upon the occurrence of which payments that would otherwise be due in respect of additional structural advisory fees and residuals would instead be directed to the holders of the notes issued by the trusts until the conditions causing the Trigger Event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a Trigger Event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. As a result of the TERI Reorganization, in the third quarter of fiscal 2008, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the trust's Pledged Account, assuming that recoveries on defaulted loans would replenish such Pledged Account. Previously, we assumed that TERI would pay default claims on a timely basis and that no default Trigger Event would occur. Although the overall expected cash flows generated by the trusts improved as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals was delayed, reducing their estimated fair value. We did not adjust our assumptions regarding TERI's obligation and ability to pay claims during fiscal 2009 notwithstanding the adversary complaint filed by the Creditors Committee challenging certain security interests and the expected rejection, in the context of a plan of reorganization, of TERI's guaranty obligations to existing lenders and the NCSLT Trusts.

        Loans Held for Sale.    In April 2009, Union Federal sold to FMC substantially all of its economic interest in a warehouse facility provided by a third-party lender. Loans used to secure the education loan warehouse facility are subject to call provisions by the third-party lender; therefore, we do not have the ability to hold the loans to maturity. We also classify Union Federal's education loan portfolio as held for sale. Our intent is to dispose of Union Federal's private education loans in accordance with OTS requirements. Loans held for sale are carried at the lower of cost or fair value. In the absence of quoted market values, we have utilized a cash flow model for estimating fair value, similar to the model used for valuing our service receivables utilizing assumptions and techniques previously described.

        In addition to the relevant loan performance and interest rate assumptions described above, the model determines an estimated fair value based on the following:

  •
  percentage of the purchase price that is financed by debt versus buyer equity,

  •
  a buyer's estimated return on equity,

  •
  a lender's interest rate on the debt,

  •
  gross default and recovery rates on the pool of loans, and

  •
  collateral performance criteria necessary to garner TALF financing.

        These estimates are based on historical and third-party data and our industry experience. The extent of buyers' equity versus debt is assumed to be similar to the TALF margin requirement for investments of this duration. The assumption for lenders' cost of debt is based on market observations of recent securitizations of education loan portfolios that have similar characteristics to our loan portfolio.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees as well as our asset servicing fees receivable and our loans held for sale. Private education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the Pledged Accounts were unavailable to pay the trusts' default claims or if recoveries on defaulted loans were not used to replenish the Pledged Accounts, or if net defaults increase beyond the level of expected third-party reimbursement assumptions, then these changes will have an additional negative effect on the value of these assets. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts and loan purchaser.

        We have included a sensitivity analysis in Note 7, "Service Receivables," in the notes to our consolidated financial statements included under Item 8 of this annual report. This analysis is intended to show the sensitivity of our fair value estimates of our additional structural advisory fees to the significant inputs used in our discounted cash flow model. The analysis presents our loan performance and discount rate assumptions at June 30, 2009 and changes to the estimated fair value of our additional structural advisory fees as of June 30, 2009 that would result from changes in our assumptions. See Note 7, under the heading "Service Receivables," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional information.

  Consolidation

        Our consolidated financial statements include the accounts of The First Marblehead Corporation and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At June 30, 2009 and 2008, each of the securitization trusts created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined by the Financial Accounting Standards Board, or FASB, Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs.

        On June 12, 2009, FASB issued Financial Accounting Standard 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement 140, which we refer to as FAS 166, and Financial Accounting Standard 167, Amendments to FASB Interpretation No. 46(R), which we refer to as FAS 167. Both statements are effective beginning with our financial statements for fiscal year 2011. FAS 166 removes the concept of a QSPE from FASB Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised as FASB Interpretation No. 46(R) in December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

        FAS 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        As of September 2, 2009, we are evaluating the impact that adoption of these statements will have on our consolidated financial condition and results of operations.

Results of Operations

Years ended June 30, 2009, June 30, 2008 and June 30, 2007

Summary

        The following table summarizes our results of operations for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,			Change between periods
	2009	2008	2007	2009-2008	2008-2007
	(in thousands, except per share data)			(in thousands, except per share data)
Service revenues	$(315,109)	$(54,031)	$871,333	$(261,078)	$(925,364)
Net interest income	25,103	25,622	9,371	(519)	16,251
Total revenues	(290,006)	(28,409)	880,704	(261,597)	(909,113)
Non-interest expense	260,833	358,547	252,955	(97,714)	105,592
Income (loss) before income taxes	(550,839)	(386,956)	627,765	(163,883)	(1,014,721)
Income tax (benefit) expense	(187,819)	(151,880)	256,434	(35,939)	(408,314)
Net income (loss)	(363,020)	(235,076)	371,331	(127,944)	(606,407)
Net income (loss) per share, diluted	$(3.66)	$(2.46)	$3.92	$(1.20)	$(6.38)
Diluted average shares outstanding	99,081	95,732	94,845	3,349	887

        On a fully diluted basis, we reported a net loss per share of $3.66 for fiscal 2009, compared with a net loss per share of $2.46 in fiscal 2008. The higher net loss per share for fiscal 2009 is, in part, attributable to our inability to access the securitization markets to generate new revenue. We did not facilitate any new securitization transactions in fiscal 2009. We facilitated two securitization transactions during the first quarter of fiscal 2008. In addition, we recorded further write-downs of our service receivables in fiscal 2009 due to current market conditions and the sale of the Trust Certificate. We ceased providing loan processing services to TERI and marketing services to many clients in fiscal 2009, causing a significant decrease in our cost reimbursement and other fee revenues; however, the decrease in these service revenues was largely offset by a decrease in the related expenses. In total, revenues in fiscal 2009 decreased by $261.6 million from fiscal 2008. Partially offsetting the decrease in revenue, total non-interest expenses decreased $97.7 million over the same period. The cessation of services for TERI and marketing services for other clients, combined with reductions in headcount and other cost-savings initiatives, reduced non-interest expenses by $228.5 million during fiscal 2009, however, the write-down of our private education loans held for sale increased non-interest expenses to $138.2 million from $7.4 million in fiscal 2008.

        During fiscal 2008, we recorded a net loss per share of $2.46, on a fully diluted basis, compared with net income of $3.92 per share in fiscal 2007. The loss in fiscal 2008 reflected a $925.4 million decrease in service revenues from the prior period coupled with a $105.6 million increase in non-interest expenses. Lower revenue in fiscal 2008 as compared to fiscal 2007 was due in large part to lower securitization volumes and the write-downs of the service receivables for increases in discount, prepayment and default rates, partially offset by an increase in marketing revenue. The increase in non-interest expenses in fiscal 2008 included severance costs, higher marketing and advertising expenses associated with the increase in marketing revenues, and higher liquidity fees and loan origination costs.

Service Revenues

        The following table summarizes the changes in our service revenues for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,			Change between periods
	2009	2008	2007	2009-2008	2008-2007
	(in thousands except rates)			(in thousands)
Up-front structural advisory fees	$—	$179,106	$457,352	$(179,106)	$(278,246)
Up-front structural advisory fee yield on new securitizations(1)	—	8.8%	12.2%
Change in up-front structural advisory fees attributable to:
Securitization volumes				(179,106)	(209,392)
Fee yield and loan mix(1)				—	(69,123)
Receipt of cost of issuance funds				—	269

Total change				(179,106)	(278,246)
Additional structural advisory fees:
From new securitizations	—	24,304	43,984	(24,304)	(19,680)
Trust updates	(57,157)	(44,106)	1,363	(13,051)	(45,469)

Total additional structural advisory fees	(57,157)	(19,802)	45,347	(37,355)	(65,149)
Additional structural advisory fee yield on new securitizations(1)	—	1.2%	1.2%
Change in additional structural advisory fees attributable to:
Securitization volumes				(24,304)	(20,288)
Fee yield and loan mix(1)				—	608
Trust updates				(13,051)	(45,469)

Total change				(37,355)	(65,149)
Asset servicing fees:
Fee income	2,350	—	—	2,350	—
Fee update	35	—	—	35	—

Total asset servicing fees	2,385	—	—	2,385	—
Residuals:
From new securitizations	—	116,972	182,744	(116,972)	(65,772)
Trust updates	(283,295)	(488,832)	29,548	205,537	(518,380)

Total residuals	(283,295)	(371,860)	212,292	88,565	(584,152)
Residual yield on new securitizations(1)	—	5.8%	4.9%
Change in residual income attributable to:
Securitization volumes				(116,972)	(84,016)
Fee yield and loan mix(1)				—	18,244
Trust updates				205,537	(518,380)

Total change				88,565	(584,152)
Processing fees from TERI	3,050	126,540	134,845	(123,490)	(8,305)
Administrative and other fees	19,908	31,985	21,497	(12,077)	10,488

Total service fee revenue	$(315,109)	$(54,031)	$871,333	$(261,078)	$(925,364)

Total income on new securitizations	$—	$320,382	$684,080	$(320,382)	$(363,698)
Volume of loans securitized	—	2,027,079	3,750,043	(2,027,079)	(1,722,964)
Total yield on new securitizations(1)	—	15.8%	18.2%

(1)
The yields presented in the table are dependent on a number of factors, including the mix of loans between marketing channels that are included in a particular securitization, the average life of loans, which can be impacted by prepayments, the time of year that the loans are securitized and the relative mix of loans from students with various expected terms to graduation, the structure of, and prevailing market conditions at the time of, a securitization, the marketing fees which our clients earn on loans we securitize for them, and a number of other factors. Therefore, readers are cautioned that the yields above are not indicative of yields that we will be able to achieve in future securitizations.

  Up-front structural advisory fees

        Historically, we received up-front structural advisory fees at the time a securitization trust purchased the loans. In exchange for these fees, we structured the debt securities sold in the securitization, coordinated the attorneys, accountants, trustees, loan servicers, loan originators and other transaction participants and prepared cash flow modeling for rating agencies as needed. We did not record any up-front structural advisory fees in fiscal 2009 because we did not facilitate any securitizations during the period. We recorded $179.1 million in up-front structural advisory fees in fiscal 2008 related to two securitizations of TERI-guaranteed loans that we facilitated during the first quarter of fiscal 2008. For the securitizations facilitated during the first quarter of fiscal 2008, up-front structural advisory fees were equal to 8.8% of the aggregate principal and accrued interest of the loans securitized, down from 12.2% of loans securitized during fiscal 2007. We are uncertain as of September 2, 2009 whether the fee structure that we have historically received will be used in any future securitization transactions. In particular, market conditions may dictate that we reduce or forgo our up-front structural advisory fee in connection with securitizations, if any, that we are able to facilitate in the near-term. In fiscal 2007, we recorded $457.4 million in up-front structural advisory fees due to a higher volume of loans securitized during that period as compared to prior or subsequent periods. In addition, the private education securitization trusts that we facilitated in fiscal 2007 issued BBB-rated securities, resulting in a higher up-front structural advisory fee yield compared to the securitization trusts we facilitated in fiscal 2008, which did not issue BBB-rated securities.

  Additional structural advisory fees

        We are entitled to receive additional structural advisory fees over time, based on the amount of loans outstanding in the trusts from time to time over the life of the trusts, with no further requirement for service on our part. In the case of the NCSLT Trusts, this portion accumulates monthly in each trust from the date of a securitization at a rate of 15 to 30 basis points per year plus accrued interest on earned but unpaid fee income. We record the net present value, or estimated fair value, of these fees as a structural advisory fee receivable on the balance sheet. We generally become entitled to receive this additional portion, plus interest, once the ratio of assets to liabilities in the particular NCSLT Trust, which we refer to as the Parity Ratio, reaches a stipulated level, which ranges from 103% to 105.5%. The stipulated Parity Ratio levels may be raised if certain trust characteristics change. The level applicable to a particular trust is determined at the time of securitization. Actual Parity Ratios at June 30, 2009 ranged from 92.88% to 98.94%. Please refer to exhibit 99.2 to this annual report for additional information on actual trust Parity Ratios as of June 30, 2009.

        Additional structural advisory fees recognized in the income statement represent the change in fair value during the period in the structural advisory fee receivable, less cash received, if any. The estimated fair value of structural advisory fee receivables is based on the net present value of the future cash flows due to us from the trusts. To estimate the amount and timing of the cash flows of these fees, we use a discount rate and estimate the amount and timing of cash flows of each trust, taking into consideration default and recovery rates, prepayments, recoverability from third-party guarantors, operating expenses of the trust and trust performance assumptions, the trend of contractual and market interest rates over the life of the loan pool, the cost of funding outstanding auction rate notes, and the probability of delays due to the existence of Trigger Events, which generally occur when the cumulative gross defaults of loans held by a trust exceed a specified level. These assumptions are based on historical and third-party data and our industry experience.

        On a quarterly basis, we update our estimate of the fair value of our structural advisory fee receivable. We expect, as of June 30, 2009, to begin to receive these fees approximately five to 22 years after the date of a particular securitization transaction. However, for many of the trusts, the bankruptcy filing of their loans' primary guarantor, TERI, and the securitization market disruptions over the last two years have constituted Trigger Events. These events may significantly delay the receipt of fees. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows.

        For fiscal 2009, we recorded losses from trust updates for additional structural advisory fees of $57.2 million, compared to losses from trust updates of $44.1 million for fiscal 2008. The higher losses in fiscal 2009 reflect further increases in the assumed discount rate, net default rates and auction rate notes spreads, and a decrease in the forward LIBOR curve, and resulted in a $66.5 million decrease in the fair value of the receivables during fiscal 2009, offset in part by accretion of $9.4 million for the passage of time. Fiscal 2008 service revenue also included $24.3 million of revenue attributable to new securitizations. See "—Service Revenues Receivables Assumptions" below for a discussion of each assumption.

        We recorded losses of $19.8 million related to additional structural advisory fees for fiscal 2008, a decrease of $65.1 million when compared to income of $45.3 million for fiscal 2007. Of this decrease, $19.7 million was due to lower securitization volumes and $55.7 million was due to increases in the assumed discount, prepayment and default rates and a decrease in the forward LIBOR curve, offset somewhat by accretion of $10.3 million for the passage of time.

        The following table summarizes the changes in our estimate of the fair value of the additional structural advisory fees receivable for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,
	2009	2008	2007
	(in thousands)
Fair value at beginning of period	$113,842	$133,644	$88,297
Additions from new securitizations	—	24,304	43,984
Cash received from trust distributions	(1,555)	—	—
Trust updates:
Passage of time (fair value accretion)	9,362	10,258	7,503
Decrease (increase) in average prepayment rate	3,127	(3,168)	(3,529)
Increase in discount rate assumptions	(23,022)	(41,555)	—
Increase in timing and average default rate	(11,262)	(2,910)	—
Decrease in recovery assumption	(9,416)	—	—
Increase in auction rate notes spread	(13,087)	(140)	—
Decrease in forward LIBOR curve	(12,517)	(5,442)	—
Other factors, net	(342)	(1,149)	(2,611)

Net change from trust updates	(57,157)	(44,106)	1,363

Fair value at end of period	$55,130	$113,842	$133,644

  Residuals and the Sale of the Trust Certificate; Asset Servicing Fees

        Historically, as we facilitated the securitizations of loan pools, we were entitled to receive a portion of the residual cash flows, if any, generated by the various securitization trusts. We recorded the estimated fair value of these residual cash flows on our balance sheet as residuals receivables. Residual fees recognized in the income statement represent the change during the period in the estimated fair value of residuals receivable. The estimated fair value is based on the net present value of the future cash flows due to us from the trusts related to our residual interest ownerships.

        During fiscal 2009, we recorded losses on residuals receivables of $283.3 million, compared with losses of $371.9 million in fiscal 2008 and income of $212.3 million in fiscal 2007. The losses in fiscal 2009 reflect our inability to access the securitization markets to generate new revenue and our write-off of residuals receivables related to the sale of the Trust Certificate of NC Residuals Owners Trust, which held substantially all of the TERI-guaranteed loans facilitated by us.

        We sold the Trust Certificate effective March 31, 2009. Under the terms of the sale, we are no longer entitled to receive any amounts related to the residual interests in these trusts. At the time of the sale, we reduced our residuals receivables by $134.5 million, in addition to net write-downs of $148.8 million recorded prior to the sale for changes in assumptions regarding discount rates, prepayment rates, net default rates and auction rate notes spread prior to the sale and fourth quarter adjustments to residuals of trusts not part of the sale. See "—Service Revenues Receivables Assumptions" below for a discussion of each assumption. We continue to have the right to receive a portion of the residual interests, if any, generated by various securitization trusts other than the NCSLT Trusts. This right is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees.

        Losses in fiscal 2008 included write-downs of $488.8 million partially offset by $117.0 million generated by two securitizations. The write-downs in fiscal 2008 reflected TERI's inability to pay claims, increases in the assumed discount, default and prepayment rates, increases in the spread on auction rate notes and a decrease in the forward LIBOR curve. In fiscal 2007, additions from new securitizations were higher, consistent with the higher level of loans securitized, and adverse changes in assumptions had less effect on the estimated fair value of our residuals receivables.

        We entered into the Asset Services Agreement with the purchaser of the Trust Certificate and VCG Securities, LLC, pursuant to which we have agreed to provide certain services to the purchaser to support its ownership of the NCSLT Trust residuals, including, among others, analysis and valuation optimization services and services relating to funding strategy. We are entitled to asset servicing fees for these services to the extent that amounts payable to the holder of the NCSLT Trust residuals are paid from distributions made by each of the NCSLT Trusts on each payment date. See Note 4, "Sale of Trust Certificate and Related Transactions," in the notes to our consolidated financial statements included in Item 8 of this annual report for additional details. During fiscal 2009, we recorded $2.4 million in asset servicing fees as the net present value of our receivable under the Asset Services Agreement.

        The following table summarizes the changes in our estimate of the fair value of the residuals receivables for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,
	2009	2008	2007
	(in thousands)
Fair value at beginning of period	$293,255	$665,115	$452,823
Additions from new securitizations	—	116,972	182,744
Trust updates:
Passage of time (fair value accretion)	20,453	75,070	66,428
Decrease (increase) in average prepayment rates	11,336	(34,765)	(36,236)
Increase in discount rate assumptions	(82,571)	(129,169)	—
(Increase) decrease in timing and average default rate	(50,108)	(49,929)	26,680
Increase in auction rate notes spread	(31,779)	(93,813)	—
Decrease in forward LIBOR curve	(22,009)	(17,590)	—
TERI's inability to pay claims	—	(219,553)	—
Decrease to reflect disposition	(134,481)	—	—
Increase in trust expenses	—	(9,026)	—
Other factors, net	5,864	(10,057)	(27,324)

Net change from trust updates	(283,295)	(488,832)	29,548

Fair value at end of period	$9,960	$293,255	$665,115

Service Revenues Receivables Assumptions

        The following table shows the approximate weighted-average assumptions for discount rates and loan performance:

	June 30,			Change between periods
	2009	2008	2007	2009-2008	2008-2007
Discount rate-additional structural advisory fees	12.53%	9.72%	7.02%	2.81%	2.70%
Discount rate-asset servicing fees and residuals	17.00	14.88	11.81	2.12	3.07
Gross default rate	19.00	14.83	9.38	4.17	5.45
Net default rate	11.40	7.71	5.63	3.69	2.08
Recovery rate	40.00	48.00	40.00	(8.00)	8.00
Prepayment rate	8.01	8.40	8.00	(0.39)	0.40

        Discount Rate—Additional Structural Advisory Fees.    During fiscal 2009, we increased the discount rate spread over the 10-year U.S. Treasury Note rate by 325 basis points, to 900 basis points. In increasing the discount rate, we considered, among other things, overall significant widening in spreads in the ABS marketplace, as well as increases in indicative spreads on subordinate private education loan securities. The 10-year U.S. Treasury Note rate decreased by 44 basis points during the same period, to 3.53% at June 30, 2009. As a result, we applied a discount rate of 12.53% for purposes of estimating the fair value of the additional structural advisory fees. The increase in the discount rate during fiscal 2009 resulted in a decrease of $23.0 million in the estimated fair value of additional structural advisory fees. During fiscal 2008, we increased the discount rate spread over the 10-year U.S. Treasury Note from 200 basis points to 575 basis points. The 10-year U.S. Treasury Note rate decreased by 105 basis points during the same period resulting in a discount rate of 9.72% up from 7.02% at June 30, 2007, in response to the deterioration in the market for structured and corporate debt. The effect of the increase was a $41.6 million decrease in the estimated fair value during fiscal 2008.

        Discount Rate—Asset Servicing Fees and Residuals.    At June 30, 2009, we used a weighted-average discount rate of 17.00% for purposes of estimating the fair value of our asset servicing fee receivables and the remaining residual interests on our balance sheet. The weighted-average discount rate used to estimate the fair value of residuals receivables related to the NCSLT Trusts at the date of sale of the Trust Certificate was 18.4%. These rates are up from the weighted-average discount rates used at June 30, 2008 and 2007 of 14.88% and 11.81%, respectively. The increases over the two fiscal years were in response to the deterioration of the ABS market and revised assumptions about TERI's ability to pay claims. Losses related to the increases in the weighted-average discount rates used for residuals were $82.6 million and $129.2 million in fiscal 2009 and 2008, respectively.

        Default and Recovery Rates.    We increased the weighted-average gross default rate assumptions used to estimate the fair value of our residuals and additional structural advisory fees receivables as a result of the trusts' actual default experience and general economic pressure on all consumer asset classes over the last two fiscal years. The weighted-average gross default rate at June 30, 2009 was 19.00%, up from 14.83% at June 30, 2008 and 9.38% at June 30, 2007. The increases in the weighted-average gross default rate assumptions resulted in decreases in the estimated fair value of our additional structural advisory fee receivables of $11.3 million and $2.9 million in fiscal 2009 and 2008, respectively, and decreases in the estimated fair value of residual receivables of $50.1 million and $49.9 million in fiscal 2009 and 2008, respectively.

        During fiscal 2009, we reduced the recovery rate from 48% to 40%. In addition, we lengthened the recovery timetable we use from nine years to 15 years as a result of changing the methodology used to determine both the endpoint as well as the timing of cash recoveries. The decrease in the recovery rate resulted in a decrease of $9.4 million in the value of our additional structural advisory fees. Our assumed weighted-average net default rates were 11.40%, 7.71% and 5.63% at June 30, 2009, 2008 and 2007, respectively.

        Auction Rate Notes Spread.    During fiscal 2008 and fiscal 2009, failed auctions occurred and persisted with respect to auction rate notes issued by each of the five securitization trusts. As a result of the failed auctions, the auction rate notes bear interest at a maximum spread over one-month LIBOR, based on the ratings assigned to the notes by certain rating agencies. During fiscal 2009, the ratings assigned to the auction rate notes were downgraded, resulting in an increase in the maximum spread. In addition, the insurance financial strength rating assigned to Ambac, which provides credit enhancement for certain auction rate notes, was downgraded in fiscal 2009, resulting in a further downgrading of the ratings assigned to certain of our auction rate notes. These events resulted in increases of 100 to 200 basis points on the interest rates on those auction rate notes to the maximum amount under the terms of the agreements. We assumed at June 30, 2009 and 2008 that those auction rate notes would continue to bear interest at their respective maximum rates until their expected maturity dates, which resulted in a $13.1 million decrease in the estimated fair value of additional structural advisory fees and $31.8 million for residuals during fiscal 2009, and a decrease of $93.8 million in the estimated fair value of residuals during fiscal 2008.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during fiscal 2009 by extending the period during which decreased prepayments were expected to persist. As of June 30, 2009, we assumed that the current prepayment rate will persist until June 30, 2010 and then gradually revert to historical norms during the ensuing 12 months. These changes resulted in an increase in the estimated fair value of our additional structural advisory fees receivable of $3.1 million and an increase of $11.3 million for residuals during fiscal 2009. During fiscal 2008, we had anticipated a higher level of prepayments in response to actual experience which resulted in a decrease in our estimates of additional structural advisory fees and residuals of $3.2 million and $34.8 million, respectively.

        Forward LIBOR Curve.    LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bear a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts. Decreases in the forward LIBOR curve resulted in decreases in the estimated fair value of additional structural advisory fees of $12.5 million and $5.4 million in fiscal 2009 and 2008, respectively, and decreases in the estimated fair value of residuals of $22.0 million and $17.6 million in fiscal 2009 and 2008, respectively.

        TERI's Ability to Pay Claims.    The change in our assumptions with regard to TERI's ability to pay claims resulted in a decrease of $219.6 million in the estimated fair value of our residuals receivable during fiscal 2008. No changes were made to our assumptions regarding TERI's ability to pay claims during fiscal 2009.

  Processing fees from TERI

        Historically, we provided outsourcing services for TERI, including loan origination, customer service, default processing, default prevention and administrative services at cost under a master servicing agreement. We recognized TERI's reimbursement of our expenses for these services as revenue. During fiscal 2008 and fiscal 2007, we received $126.5 million and $134.8 million, respectively, in processing fees from TERI pursuant to a master servicing agreement. In June 2008, in the context of the TERI Reorganization, the Bankruptcy Court entered an order approving a motion by TERI to reject the master servicing agreement effective as of May 31, 2008, but provided for a transition services agreement between TERI and us with a term through September 29, 2008. As a result, our reimbursement from TERI for fiscal 2009 was $3.0 million, a decrease of $123.5 million. We do not expect to receive a material amount of processing fees from TERI in the future. In addition, we have filed a general unsecured claim with regard to $16.0 million of processing fees from TERI that were due, but unpaid, prior to the filing of TERI's bankruptcy petition. The decrease in fiscal 2008 compared to fiscal 2007 was primarily due to the impact of the TERI Reorganization, partially offset by an increase in reimbursable expenses required to process a higher volume of loans actively disbursed during fiscal 2008 compared to fiscal 2007.

  Administrative and other fees

        Administrative and other fees decreased to $19.9 million in fiscal 2009 from $32.0 million in fiscal 2008 and $21.5 million in fiscal 2007. Administrative and other fees include trust administration fees generated from the daily management and information gathering and reporting services for parties related to securitization trusts, marketing fee reimbursements upon the securitization of certain private education loans, and in fiscal year 2009, stand-alone fee-based loan origination and processing fees and loan portfolio default prevention services.

        Administrative and other fees decreased by $12.1 million in fiscal 2009 from fiscal 2008. Marketing fees decreased by $19.8 million to $4.8 million in fiscal 2009 due to the termination of contracts with many clients as a result of the TERI Reorganization. Trust administration fees remained flat at $7.3 million during each of fiscal 2009 and fiscal 2008. Stand-alone fee-based loan origination and processing fees and default prevention services, new in fiscal 2009, were $5.7 million.

        During fiscal 2008, we experienced a $10.5 million increase in administrative and other fees from fiscal 2007. The increase primarily related to a $9.0 million increase in reimbursed marketing expenses and marketing fees, and to a lesser extent, a $1.5 million increase in trust administration fees from $5.8 million in fiscal 2007 to $7.3 million in fiscal 2008 as a result of higher private education loan balances in the securitization trusts.

Net Interest Income

        Net interest income decreased to $25.1 million in fiscal 2009 from $25.6 million in fiscal 2008 and up from $9.4 million in fiscal 2007. Interest income from cash equivalents, investments and federal funds sold decreased by $6.7 million. The decrease in interest income was due primarily to sharp reductions in market rates compared to the prior year and lower volume due to the use of cash for operating expenses and taxes. Interest income from loans held for sale increased due to higher volume resulting from our inability to access the securitization markets. Interest expense decreased year over year by $0.3 million, due to lower volume and rates for deposits and lower rates on borrowings under the loan warehouse facility, largely offset by higher volume for the loan warehouse facility.

        During fiscal 2008, interest income from loans held for sale increased by $32.5 million over fiscal 2007 due to a higher average volume of loans held for sale as a result of our inability to access the securitization markets. Higher interest income was partially offset by higher interest expense as a result of funding required to support loan balances.

        The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the fiscal years ended June 30, 2009, 2008 and 2007. This table reflects the net interest margin for average interest-bearing assets.

Consolidated average balance sheet, interest and rates
(Taxable-equivalent rates(1))

	Fiscal years ended June 30,
	2009			2008			2007
	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate
	(in thousands, except rates)
Assets
Cash and cash equivalents—taxable	$110,426	$907	0.82%	$86,508	$3,185	3.68%	$123,078	$6,310	5.13%
Cash and cash equivalents—tax exempt	4,081	63	2.35	16,224	512	4.86	14,055	475	5.20
Federal funds sold	44,852	469	1.05	54,272	1,761	3.24	5,880	328	5.58
Investments—taxable	8,935	472	5.28	10,575	562	5.31	9,184	485	5.28
Investments—tax exempt	65,403	1,110	2.61	117,656	3,671	4.80	78,988	2,860	5.57
Loans held for sale	507,889	38,646	7.61	336,975	32,656	9.69	1,651	188	11.39
Mortgage loans held to maturity	10,727	575	5.36	11,914	758	6.36	8,076	513	6.35

Total interest-earning assets	752,313	42,242	5.80	634,124	43,105	7.34	240,912	11,159	5.36
Cash and cash equivalents	1,248			451			571
Service receivables	181,589			735,257			674,455
Other assets	111,651			84,935			68,909

Total assets	$1,046,801			$1,454,767			$984,847

Liabilities
Time and savings accounts	$130,183	3,885	2.98%	$162,594	7,262	4.47%	$22,749	1,075	4.73%
Money market accounts	48,076	1,419	2.95	7,848	240	3.06	—	—	—
Warehouse line of credit	244,042	10,993	4.50	189,343	9,250	4.89	—	—	—
Other short-term borrowings	22,194	128	0.58	—	—	—	—	—	—
Other interest-bearing liabilities	12,141	714	5.88	11,043	731	6.62	12,741	713	5.60

Total interest-bearing liabilities	456,636	17,139	3.75	370,828	17,483	4.71	35,490	1,788	5.04
Non-interest-bearing deposits	3,482			66			188
All other liabilities	11,772			240,116			227,504

Total liabilities	471,890			611,010			263,182
Stockholders' equity	574,911			843,757			721,665

Total liabilities and stockholders' equity	$1,046,801			$1,454,767			$984,847

Net interest—bearing assets	$752,313			$634,124			$240,912

Net interest income		$25,103			$25,622			$9,371

Net interest margin			3.34%			4.04%			3.89%

(1)
Taxable-equivalent rate is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue for purposes of calculating the yield. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

 Analysis of changes in net interest income

	From 2008 to 2009 due to change in			From 2007 to 2008 due to change in
	Volume	Rate	Net change	Volume	Rate	Net change
	(in thousands)
Cash and cash equivalents—taxable	$880	$(3,158)	$(2,278)	$(1,875)	$(1,250)	$(3,125)
Cash and cash equivalents—tax exempt	(383)	(66)	(449)	73	(36)	37
Federal funds sold	(306)	(986)	(1,292)	2,703	(1,270)	1,433
Investments—taxable	(86)	(4)	(90)	72	5	77
Investments—tax exempt	(1,630)	(931)	(2,561)	1,400	(589)	811
Loans held for sale	23,016	(17,026)	5,990	38,093	(5,625)	32,468
Mortgage loans held to maturity	(75)	(108)	(183)	244	1	245

Total interest income			(863)			31,946

Time and savings accounts	(1,448)	(1,929)	(3,377)	6,608	(421)	6,187
Money market accounts	1,232	(53)	1,179	240	—	240
Warehouse line of credit	2,672	(929)	1,743	9,250	—	9,250
Other short-term borrowings	128	—	128	—	—	—
Other interest-bearing liabilities	84	(101)	(17)	(96)	114	18

Total interest expense			(344)			15,695

Net (decrease) increase in net interest income			$(519)			$16,251

Non-interest Expenses

        Total non-interest expenses decreased to $260.8 million in fiscal 2009 from $358.5 million in fiscal 2008, a change of $97.7 million. Excluding the write down of loans held for sale, non-interest expenses decreased to $122.7 million in fiscal 2009 from $351.2 million in fiscal 2008, a change of $228.5 million across all categories of expenses. Non-interest expenses were $253.0 million in fiscal 2007. The following table reflects non-interest expenses for the fiscal years ended June 30, 2009, 2008 and 2007.

	Fiscal years ended June 30,			Change between periods
	2009	2008	2007	From 2008 to 2009	From 2007 to 2008
	(in thousands, except employee data)			(in thousands, except employee data)
Compensation and benefits	$42,232	$96,735	$111,364	$(54,503)	$(14,629)
General and administrative expenses:
Depreciation and amortization	17,800	19,633	16,498	(1,833)	3,135
Third-party services	29,991	66,652	57,175	(36,661)	9,477
Occupancy and equipment	16,699	28,752	26,044	(12,053)	2,708
Marketing coordination	3,482	100,754	28,850	(97,272)	71,904
Other	12,466	38,648	13,024	(26,182)	25,624

Subtotal—general and administrative expenses	80,438	254,439	141,591	(174,001)	112,848
Unrealized losses on loans held for sale	138,163	7,373	—	130,790	7,373

Total non-interest expenses	$260,833	$358,547	$252,955	$(97,714)	$105,592

Total number of employees at fiscal year-end	223	368	1,028	(145)	(660)

        Compensation and Benefits Expenses.    Compensation and benefits decreased to $42.2 million in fiscal 2009 from $96.7 million in fiscal 2008 and $111.4 million in fiscal 2007. The decrease over the three year period was primarily the result of reductions in personnel and a decrease in incentive compensation related to both the reduction in personnel and overall company performance. We reduced headcount by 145 employees and 660 employees, during fiscal 2009 and fiscal 2008, respectively.

        General and Administrative Expenses.    General and administrative expenses decreased to $80.4 million in fiscal 2009 from $254.4 million in fiscal 2008 as a result of decreases in several categories of expenses. The overall decrease in marketing coordination expense was primarily due to the termination by clients of their marketing coordination agreements, largely as a result of the TERI Reorganization. The overall decrease in loan volumes reduced the need for and expenses related to external call centers, professional and consulting services, and other costs for loan origination and liquidity and guaranty fees included in other expenses. In addition, the reduced headcount in fiscal 2009 resulted in lower occupancy and equipment costs.

        General and administrative expenses increased during fiscal 2008 from fiscal 2007 primarily due to the high volume of marketing services provided in fiscal 2008, as well as higher loan liquidity fees and loan origination expenses included in other expenses.

        Unrealized Losses on Loans Held for Sale.    Unrealized losses on loans held for sale were $138.2 million in fiscal 2009, compared with $7.4 million for fiscal 2008 and no losses for fiscal 2007. The increase during fiscal 2009 was due to increases in assumptions for the discount rate, default rate, the anticipated cost of funds and a decrease in the assumption for recoveries. These assumptions may differ from the assumptions used for our service revenue receivables. The default rate used for our loan portfolio is higher than that of the NCSLT Trusts based on borrower characteristics. See Note 6, "Loans Held for Sale," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional information.

Income Tax (Benefit) Expense

        Income tax benefit increased to $187.8 million during fiscal 2009 from $151.9 million in fiscal 2008 and an income tax expense of $256.4 million in fiscal 2007. The increase in income tax benefit was primarily the result of an increase in the amount of pre-tax losses between periods. During fiscal 2009, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 34.10% from an effective tax rate of 39.25% for fiscal 2008. Our effective tax rate was 40.85% in fiscal 2007. The decrease in our effective tax rate between fiscal 2009 and fiscal 2008 was primarily due to our inability to utilize state net operating losses primarily in the Commonwealth of Massachusetts, which does not provide for a carry back or a carry forward. The decrease in our effective tax rate between fiscal 2008 and fiscal 2007 was primarily due to the change in the relative sources of total revenues. Our up-front structural advisory fees decreased and our residual revenues, which have a lower effective tax rate, were a greater proportion of our loss before taxes during fiscal 2008 as compared to fiscal 2007.

Financial Condition, Liquidity and Capital Resources

        We expect to fund our long-term liquidity requirements through revenues from operations and through issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm our business.

        Our actual liquidity and capital funding requirements may depend on a number of factors, including:

  •
  the extent to which our services and products, including our new Monogram product offering, gain market acceptance and remain competitive;

  •
  the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

  •
  the timing and magnitude of income tax payments created by our service receivables and receipt of income tax receivables based on the sale of the Trust Certificate;

  •
  the extent to which we contribute amounts to fund portfolio reserves in connection with our Monogram product;

  •
  regulatory capital requirements applicable to Union Federal (see "—Support of Subsidiary Bank" below);

  •
  the amount and timing of receipt of additional structural advisory fees, asset servicing fees and residuals;

  •
  our operating and information systems needs;

  •
  damages that we may owe former clients as a result of a failure to securitize their loans;

  •
  the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders; and

  •
  the availability of education loans or grants through federal programs.

        Liquidity would be required for capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, repurchases of our common stock, quarterly cash dividends and maintaining the regulatory capital of our bank subsidiary, Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken four broad measures:

  •
  In August 2008, we received aggregate gross proceeds of approximately $132.7 million from the sale of preferred stock to affiliates of GSCP. The proceeds from the sale of preferred stock significantly improved our ability to meet our short-term liquidity requirements.

  •
  In March 2009, we sold the Trust Certificate, which represented our residual interests in trusts holding substantially all of the TERI guaranteed loans that we had previously securitized. This disposition should result in a significant refund in fiscal 2010 of taxes previously paid, and the sale is expected to eliminate any future federal and state tax liabilities associated with the NCSLT Trust residuals. However, the tax consequences of the sale are not certain.

  •
  Throughout the fiscal year, we have reduced headcount and marketing coordination and operational expenses.

  •
  Finally, our board of directors has eliminated regular quarterly cash dividends and repurchases of our common stock for the foreseeable future.

        We had combined cash, cash equivalents, federal funds sold and investments of $181.5 million and $221.1 million, at June 30, 2009 and June 30, 2008, respectively.

        Net cash used in operating activities was $56.3 million for fiscal 2009, reflecting the funding of operations. Net cash used in operating activities in fiscal 2008 of $456.1 million reflecting a net use of $479.0 million by Union Federal to generate private education loans. Cash provided by operating activities in fiscal 2007 of $195.5 million reflected up-front fees related to the higher securitization volume less funding of operations.

        Cash provided by investing activities of $127.3 million in fiscal 2009 was primarily due to the net reduction in federal funds sold and investments that was used to finance operating activities. Cash used by investing activities of $20.6 million in fiscal 2008 and $76.5 million in fiscal 2007 reflected a higher volume of investments, primarily in variable-rate demand notes, and equipment purchases.

        Cash provided by financing activities reflected the net issuance proceeds of series B non-voting convertible preferred stock of $125.9 million in fiscal 2009, largely offset by a reduction in deposit levels. At the request of the OTS, we reduced the level of broker deposits at Union Federal by $125.2 million, some of which we were able to offset by increases in other types of deposits. The Order requires Union Federal to obtain prior approval of the OTS before increasing the dollar amount of brokered deposits. Cash provided by financing activities in fiscal 2008 reflected the build-up of the deposit balance at Union Federal, borrowings made under the education loan warehouse facility to fund the private education loans reflected in cash used by operating activities, and the issuance of common stock. Cash used in fiscal 2007 of $98.8 million reflected purchases of our stock under a stock repurchase plan and a higher dividend payout to shareholders.

        The following table summarizes our time deposits >$100,000 by maturity at June 30, 2009:

(in thousands)
Within three months	$9,524
Three to six months	31,707
Six months to one year	2,371
Over one year	535

$44,137

        The maturities of these deposits are not directly indicative of future timing of cash needed for financing activities because they do not take into account the clients that will rollover their funds into new time deposits or into other types of deposit accounts.

        We remain uncertain about future regulatory capital requirements relating to Union Federal and the extent to which we may contribute amounts to fund portfolio reserves pursuant to our Monogram product. However, we believe, based on our operating plan that we have sufficient liquidity to fund our operations through fiscal 2010.

Support of Subsidiary Bank

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

        Union Federal's equity capital was $84.3 million at June 30, 2009. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). See Note 22, "Union Federal Regulatory Capital Requirements," in the notes to our consolidated financial statements included under Item 8 of this annual report for Union Federal quantitative measures.

        In July 2009, FMC entered into the Supervisory Agreement and Union Federal consented to the Order, pursuant to which FMC and Union Federal agreed to comply with certain requirements imposed by the OTS, including reducing the level of private education loans held by Union Federal, which could adversely affect our operations and financial condition. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional details.

Treasury Stock

        We had treasury stock of $184.2 million and $184.0 million at June 30, 2009 and 2008, respectively. Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions, although we are not repurchasing more stock for the foreseeable future. Treasury stock also includes shares of our stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest.

        In April 2007, our board of directors authorized the repurchase of up to 10 million shares of common stock. As of June 30, 2009, we repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17 per share under this repurchase program. We did not repurchase any shares of common stock pursuant to this program during the twelve months ended June 30, 2009 or 2008.

Contractual Obligations

        In July 2007, Union Federal's subsidiary, UFSB Private Loan SPV, LLC, or UFSB-SPV, entered into a $300.0 million education loan warehouse facility with a third-party conduit lender to fund the purchase of private education loans by UFSB-SPV from Union Federal. The facility provided interim financing which we used to fund the disbursement of private education loans by Union Federal. At June 30, 2009 and June 30, 2008, $230.1 million and $242.9 million, respectively, were outstanding under the facility. Under the facility, UFSB-SPV pledged the purchased private education loans as collateral for the advances it received from the conduit lender. The conduit lender's recourse to us under the indenture is limited to the private education loans pledged as collateral. The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is not eligible for further borrowings under the facility, and the conduit lender may elect to accelerate repayment of notes outstanding under the facility. In fiscal 2009, additional events of termination occurred under the indenture relating to the one- and three-month default ratios on the underlying portfolio. In April 2009, Union Federal sold substantially all of its economic interest in the facility to a newly formed subsidiary of FMC. As a result of the transaction, the private education loans held by UFSB-SPV, and the related indebtedness to the conduit lender, were eliminated from Union Federal's balance sheet, which accommodated regulatory capital compliance under the regulations of the OTS. See Note 12, "Education Loan Warehouse Facility and Other Liabilities and Unused Lines of Credit,"

in the notes to our consolidated financial statements included under Item 8 of this annual report for more information on the facility termination.

        In November 2008, Union Federal entered into an agreement with the Federal Reserve Bank of Boston to provide a credit facility to fund operations. At June 30, 2009, there was no balance outstanding under the facility. Effective October 19, 2009, as a result of changes enacted by the Federal Reserve Bank of Boston, Union Federal will be able to borrow up to 83% of the outstanding principal balance of its private education loans in a current repayment status. Previously, Union Federal could borrow up to 60% of the outstanding principal balance of its private education loans in a current repayment status. The interest rate on the facility is variable based on the Federal Reserve Bank of Boston's stated rates. At June 30, 2009, we had $145.8 million available for borrowings from the Federal Reserve Bank discount window through Union Federal.

        In addition, we had $11.8 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding with either institution at June 30, 2009. We expect an increase in amounts available for borrowings through the discount window after October 19, 2009, as a result of the changes enacted by the Federal Reserve Bank of Boston. As a requirement under the line of credit, we own $505 of Federal Home Loan Bank stock included in other assets in the balance sheet.

        We entered into two ten-year 6% fixed notes payable agreements with TERI in June 2001 to fund the acquisition of TERI's loan processing operations and loan database. Principal and interest are payable in monthly aggregate installments of $0.1 million ending June 20, 2011. The outstanding principal balance of the notes payable at June 30, 2009 was $3.0 million.

        In addition to our notes payable to TERI, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating and capital leases. The table below summarizes the dollar amounts of our contractual obligations as of June 30, 2009 for the periods specified:

	Contractual obligations
Fiscal years ending June 30,	Long-term debt	Operating lease obligations	Capital lease obligations	Total
	(in thousands)
2010	$1,937	$10,182	$3,361	$15,480
2011	1,019	10,119	1,604	12,742
2012	—	9,121	—	9,121
2013	—	7,185	—	7,185
2014	—	5,846	—	5,846
Beyond 2014	—	350	—	350

Total	$2,956	$42,803	$4,965	$50,724

Off-Balance Sheet Transactions

        We offer outsourcing services in connection with private education loan programs, from program design through securitization of the loans. We have structured and facilitated the securitization of private education loans for our clients through a series of bankruptcy remote, special purpose trusts.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of business, we are subject to interest-rate risk and credit risk. Interest-rate risk applies to all of our interest-bearing assets and liabilities as well as service revenue receivables. Credit risk is primarily related to loans held for sale, service revenue receivables, mortgage loans, cash equivalents and investments.

Interest-Rate Risk

        The interest-rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration and are subject to frequent repricing at maturity.

        Less than 2% of our customer deposits at Union Federal have fixed interest rates in excess of twelve months. Approximately 83% of the deposits have fixed interest rates of six months or less. Deposit pricing is subject to weekly examination by a committee of senior bank management and representatives from corporate finance, and risk and compliance management. The committee looks at pricing of competitors and inflows and outflows of deposit balances at the customer level. Pricing decisions are made based on the desired volume of deposits in each given duration and product type.

        Outstanding borrowings under the education loan warehouse facility carry interest at prime plus 2% and reprice daily. None of our other liabilities bear interest.

        The frequent repricing of our liabilities drives our investment decisions. All of our private education loans, and approximately 70% of our mortgage loans, have variable interest rates. Excess cash is primarily invested in federal funds sold and U.S. federal agency mortgage-backed securities, depending on the expected timing of time deposit turnover and other cash needs.

        The matching of the interest-rate characteristics and duration of assets and liabilities mitigates interest-rate risk with respect to net interest revenue. However, we are still subject to interest-rate risk because as interest rates decline, the spreads between our assets and liabilities narrow and net interest income declines.

        The fair value of private education loans held for sale will fluctuate due to variance in prepayments and discount rates, as well as the multi-year forward estimates of the LIBOR rate, which is the reference rate for the loan assets and assumed borrowings, and buyer's equity assumptions used in our cash flow model. We frequently monitor these assumptions and their effect on the estimated fair value of these assets. We believe that we have adequately addressed interest-rate risks in our cash flow models.

Credit Risk

        We manage cash and investments conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents and short-term investments are only placed in AA-rated or better investment vehicles, federal funds sold or government agency mortgage-backed securities.

        Union Federal offers conventional conforming and non-conforming fixed and variable interest rate first and second residential mortgage loans, as well as commercial real estate loans. We base underwriting criteria primarily on credit score, consumer credit file information, and collateral characteristics, and all mortgage loans are underwritten to be saleable to institutional investors. Union

Federal does not offer high loan-to-value second mortgages, option adjustable rate mortgages, or sub-prime mortgage products.

        Private education loans are not offered through Union Federal as of the date of this annual report. We use default prevention and early awareness procedures to mitigate credit risk on the portfolio and are considering selling the Union Federal portfolio in connection with a recent order by the OTS. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," in the notes to our consolidated financial statements included under Item 8 of this annual report for additional information.

        Our assumptions regarding defaults and recoveries of loans securitized and TERI's obligation and ability to pay claims on defaulted loans affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows, and our estimates of their fair value.

        If we were to determine that recoveries with respect to a trust's defaulted education loans would be unavailable to replenish the trust's Pledged Account, the estimated value of our additional structural advisory fees would be reduced. In addition, increases in our estimates of defaults, as well as decreases in default recovery rates would have a negative effect on the value of our additional structural advisory fees.

Item 8.    Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The First Marblehead Corporation:

        We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 3, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
September 3, 2009

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008

(in thousands, except per share data)

	2009	2008
ASSETS
Cash and cash equivalents	$158,770	$70,280
Federal funds sold	14,326	80,215
Investments	8,450	70,629
Loans held for sale	350,960	497,324
Service receivables:
Structural advisory fees	55,130	113,842
Residuals	9,960	293,255
Asset servicing fees	2,385	—
Other	47	4,086

Total service receivables	67,522	411,183
Property and equipment, net	19,929	37,681
Goodwill and intangibles, net	1,931	3,657
Other prepaid expenses	3,571	15,377
Mortgage loans held to maturity, net	9,515	10,754
Income taxes receivable	166,410	—
Net deferred tax asset	13,124	—
Other assets	6,822	3,798

Total assets	$821,330	$1,200,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$154,462	$244,113
Accounts payable and accrued expenses	21,512	20,543
Education loan warehouse facility	230,137	242,899
Income taxes payable	—	31,275
Net deferred tax liability	—	10,385
Other liabilities	9,754	14,071

Total liabilities	415,865	563,286
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized at June 30, 2009 and June 30, 2008; 133 shares issued and outstanding at June 30, 2009 and no shares issued and outstanding at June 30, 2008	1	—
Common stock, par value $0.01 per share; 250,000 shares authorized at June 30, 2009 and June 30, 2008, 106,768 and 106,456 shares issued at June 30, 2009 and June 30, 2008, respectively; 99,125 and 98,886 shares outstanding at June 30, 2009 and June 30, 2008, respectively	1,068	1,065
Additional paid-in capital	431,461	300,498
Retained earnings	156,913	519,933
Treasury stock, 7,643 and 7,570 shares held at June 30, 2009 and June 30, 2008, respectively, at cost	(184,246)	(183,993)
Accumulated other comprehensive income	268	109

Total stockholders' equity	405,465	637,612

Total liabilities and stockholders' equity	$821,330	$1,200,898

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended June 30, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
Service revenues:
Up-front structural advisory fees	$—	$179,106	$457,352
Additional structural advisory fees:
From new securitizations	—	24,304	43,984
Trust updates	(57,157)	(44,106)	1,363

Total additional structural advisory fees	(57,157)	(19,802)	45,347
Asset servicing fees:
Fee income	2,350	—	—
Fee update	35	—	—

Total asset servicing fees	2,385	—	—
Residuals:
From new securitizations	—	116,972	182,744
Trust updates	(283,295)	(488,832)	29,548

Total residuals	(283,295)	(371,860)	212,292
Processing fees from TERI	3,050	126,540	134,845
Administrative and other fees	19,908	31,985	21,497

Total service revenues	(315,109)	(54,031)	871,333
Net interest income	25,103	25,622	9,371

Total revenues	(290,006)	(28,409)	880,704
Non-interest expenses:
Compensation and benefits	42,232	96,735	111,364
General and administrative expenses	80,438	254,439	141,591
Unrealized losses on loans held for sale	138,163	7,373	—

Total non-interest expenses	260,833	358,547	252,955

Income (loss) from operations	(550,839)	(386,956)	627,749
Other income	—	—	16

Income (loss) before income taxes	(550,839)	(386,956)	627,765
Income tax (benefit) expense	(187,819)	(151,880)	256,434

Net income (loss)	$(363,020)	$(235,076)	$371,331

Net income (loss) per share, basic	$(3.66)	$(2.46)	$3.94
Net income (loss) per share, diluted	(3.66)	(2.46)	3.92
Cash dividends declared per share	—	0.395	0.62
Weighted-average shares outstanding, basic	99,081	95,732	94,296
Weighted-average shares outstanding, diluted	99,081	95,732	94,845

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Fiscal years ended June 30, 2009, 2008 and 2007

(in thousands, except per share amounts)

	Non-voting convertible preferred stock issued		Common stock
									Accumulated other comprehensive income, net of tax
			Issued		In treasury
							Additional paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2006	—	$—	100,334	$1,004	(5,770)	$(121,545)	$217,620	$479,090	$—	$576,169
Comprehensive income
Net income	—	—	—	—	—	—	—	371,331	—	371,331
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	64	64

Total comprehensive income	—	—	—	—	—	—	—	—	—	371,395
Options exercised	—	—	439	4	—	—	1,362	—	—	1,366
Stock issuance through employee stock purchase plan	—	—	37	—	—	—	886	—	—	886
Net stock issuance from vesting of restricted stock units	—	—	67	1	—	—	(1)	—	—	—
Repurchase of common stock	—	—	—	—	(1,762)	(61,525)	—	—	—	(61,525)
Stock-based compensation	—	—	—	—	—	—	6,493	—	—	6,493
Cash dividends declared ($0.62 per share)	—	—	—	—	—	—	—	(58,321)	—	(58,321)
Cash paid in lieu of fractional shares in effecting stock split	—	—	(3)	—	—	—	—	(147)	—	(147)
Tax benefit from employee stock options	—	—	—	—	—	—	6,304	—	—	6,304

Balance at June 30, 2007	—	—	100,874	1,009	(7,532)	(183,070)	232,664	791,953	64	842,620
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(235,076)	—	(235,076)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	45	45

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(235,031)
Issuance of preferred stock	60	59,800	—	—	—	—	(208)	—	—	59,592
Conversion of preferred stock to common stock	(60)	(59,800)	5,320	54	—	—	59,746	—	—	—
Options exercised	—	—	5	—	—	—	17	—	—	17
Stock issuance through employee stock purchase plan	—	—	45	—	—	—	883	—	—	883
Net stock issuance from vesting of restricted stock units	—	—	212	2	(38)	(923)	(2)	—	—	(923)
Stock-based compensation	—	—	—	—	—	—	7,015	—	—	7,015
Cash dividends declared ($0.395 per share)	—	—	—	—	—	—	—	(36,944)	—	(36,944)
Tax benefit from employee stock options	—	—	—	—	—	—	383	—	—	383

Balance at June 30, 2008	—	—	106,456	1,065	(7,570)	(183,993)	300,498	519,933	109	637,612
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(363,020)	—	(363,020)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	159	159

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(362,861)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	312	3	(73)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	7,285	—	—	7,285
Tax expense from employee stock options	—	—	—	—	—	—	(2,176)	—	—	(2,176)

Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$156,913	$268	$405,465

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended June 30, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(363,020)	$(235,076)	$371,331
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	17,800	19,633	16,326
Net deferred tax expense (benefit)	(23,509)	(237,363)	103,508
Stock-based compensation expense	7,285	7,015	6,493
Unrealized losses on loans held for sale	138,163	7,373	—
Loss on disposal of property and equipment	2,114	2,058	112
Structural advisory fee distributions	1,555	—	—
Goodwill impairment	1,701	3,177	—
Change in assets/liabilities:
Loans held for sale	8,201	(478,972)	(19,935)
Structural advisory fees	57,157	19,802	(45,347)
Asset servicing fees	(2,385)	—	—
Residuals	283,295	371,860	(212,292)
Other service receivables	4,039	6,823	(462)
Income taxes receivable	(166,410)	49,345	(37,696)
Other prepaid expenses	11,806	11,527	(9,611)
Other assets	(3,024)	3,389	(1,309)
Accounts payable and accrued expenses, income taxes payable and other liabilities	(31,045)	(6,671)	24,397

Net cash (used in) provided by operating activities	(56,277)	(456,080)	195,515
Cash flows from investing activities:
Net change in federal funds sold	65,889	(69,881)	(10,334)
Dispositions of investments	95,938	91,366	70,809
Purchases of investments	(33,600)	(33,300)	(116,206)
Payments for intangible assets	(750)	—	(471)
Purchases of property and equipment	(1,387)	(9,115)	(20,014)
Payments to TERI for loan database updates	—	(227)	(248)
Net change in loans held to maturity	1,239	573	—

Net cash provided by (used in) investing activities	127,329	(20,584)	(76,464)
Cash flows from financing activities:
Net change in deposits	(89,651)	190,590	17,395
Increase (decrease) in education loan warehouse facility	(12,762)	242,899	—
Payment of capital lease obligations	(3,578)	(4,639)	(3,980)
Payment of notes payable to TERI	—	(851)	(803)
Tax (expense) benefit from stock-based compensation	(2,176)	383	6,304
Issuances of common stock, net	—	900	2,252
Issuance of non-voting convertible preferred stock, net	125,858	59,592	—
Repurchases of common stock	(253)	(923)	(61,525)
Cash dividends on common stock and cash paid in lieu of fractional shares	—	(36,944)	(58,468)

Net cash provided by (used in) financing activities	17,438	451,007	(98,825)

Net increase (decrease) in cash and cash equivalents	88,490	(25,657)	20,226
Cash and cash equivalents, beginning of year	70,280	95,937	75,711

Cash and cash equivalents, end of year	$158,770	$70,280	$95,937

Supplemental disclosures of cash flow information:
Interest paid	$16,151	$16,237	$1,788
Income taxes paid	41,622	51,772	180,737
Supplemental disclosure of non-cash activities:
Acquisition of property and equipment through capital leases	$—	$7,478	$723
Conversion of series A non-voting convertible preferred stock to common stock	—	59,800	—
Reclassification of mortgages from held for sale to held to maturity	—	11,327	—

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business

        Unless otherwise indicated or unless the context of the discussion requires otherwise, all references in these Notes to Consolidated Financial Statements to "we", "us", "our" or similar references mean The First Marblehead Corporation (FMC) and its subsidiaries on a consolidated basis.

        We offer outsourcing services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. In addition, we provide administrative and other services to securitization trusts that we have facilitated, asset servicing to the third-party owner of certain of those securitization trusts (NCSLT Trusts) and portfolio management services to a limited number of clients. Our subsidiary Union Federal Savings Bank (Union Federal) is a federally chartered thrift that, prior to fiscal 2009, offered private education loans directly to consumers and continues to offer residential and commercial mortgage loans, retail savings products, time deposit products and money market accounts. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS). Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes.

        Historically, we have structured and facilitated the securitization of private education loans generated by our clients through a series of bankruptcy remote, special purpose statutory trusts. Through the securitization process, the trusts obtained loans from the originating lenders or their assignees, which relinquished to the trust their ownership interest in the loans. The debt instruments that the trusts issued to finance the purchase of these private education loans are obligations of the trusts, not obligations of us or the originating lenders or their assignees. For our past securitization services, we were entitled to receive from the trusts up-front structural advisory fees, additional structural advisory fees over time and residual cash flows expected to be generated by the trusts. During fiscal 2009, we began to receive service fees for stand-alone services for loan origination and default prevention and collections services.

Business Trends, Uncertainties and Outlook

        Asset-backed securitizations have been our sole source of permanent financing for clients' private education loan programs. Recent conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008. This deterioration accelerated during the third quarter of fiscal 2008 and has persisted, to a lesser extent, through September 2, 2009. Our business has been and continues to be materially adversely impacted by these market dynamics, including an inability to access the securitization market or alternative financing facilities. We did not complete a securitization transaction during fiscal 2009, and we expect that the structure and pricing terms in future financing transactions, if any, to be substantially less favorable than in the past.

        In addition, credit performance of consumer-related loans generally, and the private education loans held by us and the various securitization trusts we have facilitated, have been adversely affected by general economic conditions in the United States, including increasing unemployment rates and less availability of consumer credit. During fiscal 2009, we increased the projected weighted-average gross

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business (Continued)

default rates for the NCSLT Trusts by 417 basis points to 19.0%, and the portfolio of private education loans held by us has experienced a higher level of defaults than we originally projected. Credit rating agencies have taken negative rating actions with respect to certain securitizations that we previously facilitated, and the interest rate, economic and credit environments may continue to have a material negative effect on the estimated value of our service receivables and loans held for sale.

        Our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by The Education Resources Institute, Inc. (TERI), a not-for-profit organization. TERI guaranteed the loans held by the NCSLT Trusts, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volumes, our ability to structure loan securitizations, the value of our service receivables, and our ability to realize fully the cost reimbursement and guaranty obligations of TERI. See Note 3, "TERI Reorganization," for more information on the TERI Reorganization and its impact on our operations.

        During fiscal 2009, we implemented a plan to adjust our business model and address some of the uncertainties facing us. We made major changes in senior management and significantly reduced our operating expenses. In addition, we sold the trust certificate (Trust Certificate) of our subsidiary NC Residuals Owners Trust, formerly known as GATE Holdings, Inc., effective as of March 31, 2009. NC Residuals Owners Trust owned residual interests in the NCSLT Trusts, which held substantially all of the TERI-guaranteed private education loans facilitated by us. The sale of the Trust Certificate is expected to generate a refund for income taxes previously paid and eliminate certain of our future tax liabilities, which would have had a material negative effect on our financial condition and liquidity. As a result of the sale of the Trust Certificate, however, we are no longer entitled to receive residuals from the NCSLT Trusts. We continue to have rights to additional structural advisory fees from the NCSLT Trusts, as well as additional structural advisory fees and residuals from trusts other than the NCSLT Trusts.

        We significantly refined our product offerings and added fee-for-service offerings such as portfolio management and asset servicing. Our new Monogram product has been designed to provide prospective lenders with flexible product features intended to meet their desired risk control and return objectives, while also providing borrowers with some ability to configure the terms of their private education loan. The Monogram product, which was completed in August 2009, also incorporates refinements to our origination process, including an enhanced application interface and additional disbursement and data capabilities. The success of the new product will be critical to growing and diversifying our revenues and client base. In light of regulatory constraints, however, Union Federal is not expected to participate as a program lender during fiscal 2010.

        We also changed our fee structure with respect to our services and have developed additional services that will provide us with fee-based income as our services are provided. The revised fee structure is intended to improve our cash flow and reduce our dependence on the credit and capital markets and on any single guarantor or other credit enhancement provider.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business (Continued)

        Our near term financial performance and future growth depend in large part on our ability to successfully market our new product and transition to more fee-based revenues. We are uncertain whether former, current or prospective clients will be interested in the new product offering, particularly in the current economic environment. Union Federal is not, as of September 2, 2009, able to fund private education loan originations due to a current lack of funding capacity, and it will be necessary for Union Federal to obtain regulatory clearance before offering such a product. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," for additional details.

Revenue Concentration

        We did not facilitate any securitizations during fiscal 2009. In fiscal 2008, we earned $320,382 in securitization-related revenues from the trusts used to securitize private education loans. The securitization trusts facilitated during the first quarter of fiscal 2008 purchased private education loans from several lenders, including JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Union Federal. We did not recognize more than 10% of total revenue from any other client in fiscal 2008.

Servicing Concentration

        As of June 30, 2009, there were seven loan servicers providing loan services to trusts that we facilitated. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of June 30, 2009, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which we facilitated origination. PHEAA also operates under the name American Education Services.

(2) Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the recognition of service revenues and the valuation of our service receivables and portfolio of private education loans held for sale.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(a) Cash and Cash Equivalents

        All highly liquid debt instruments purchased with original maturities of three months or less on the date of purchase are considered cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

(b) Investments

        Investments in marketable debt securities are classified as either held to maturity or available for sale. Held-to-maturity investments are carried at amortized cost. Available-for-sale investments are carried at fair value with after-tax net unrealized gains and losses recorded in other comprehensive income, a component of stockholders' equity.

(c) Loans Held for Sale

        Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is evaluated on a periodic basis. In the absence of readily determined market values, the fair value is estimated by management based on the present value of expected future cash flows from the loans held for sale. These estimates are based on historical and third-party data and our industry experience with the assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates, the proportion of buyer's equity to financing and the corresponding weighted-average cost of capital commensurate with the risks involved. Delinquent loans (greater than 90 days past due) and loans in default (greater than 120 days past due) are fully reserved. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. Changes in the carrying value of loans held for sale are recorded as a separate component of non-interest expense.

        If a private education loan is delinquent by greater than 90 days, the accrual of interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the contractual terms of the credit agreement between the lender and the borrowers.

(d) Property and Equipment

        Leasehold improvements, computers, software and other equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded in general and administrative expenses and are calculated using the straight-line method over the estimated useful lives of the assets or the remaining terms of the lease. Maintenance and repairs are charged to general and administrative expense as incurred, while major leasehold improvements are capitalized and amortized over the lesser of their estimated useful life or the remaining terms of the lease.

        Costs related to internal-use software development projects are capitalized if the software is expected to yield long-term operational benefits, such as operational efficiencies and/or incremental revenue streams.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(e) Goodwill and Intangible Assets

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual impairment tests. Intangible assets are amortized on a straight-line basis generally over the period of the related contract or customer agreement. Amortization is recorded in general and administrative expenses. Impairment of goodwill is recorded when the carrying value of a reporting unit, including its allocation of goodwill, exceeds its estimated fair value. Impairment of intangible assets is recorded when the carrying value of the intangible asset exceeds the cumulative expected cash inflows related to the contract or customer agreement over its remaining useful life. Impairment charges are recorded as general and administrative expenses.

(f) Mortgage Loans Held to Maturity

        Loan origination fees, net of certain direct organization costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. If a mortgage loan is delinquent by greater than 90 days, the accrual of interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the contractual terms. An allowance for loan losses is established through a charge to non-interest expense. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged to the allowance. Recoveries are credited to the allowance as amounts are recovered.

(g) Fair Value of Financial Instruments

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, Fair Value Options for Financial Assets and Financial Liabilities, an amendment of FASB No. 115 (SFAS No. 159), which became effective for us beginning in the first quarter of fiscal 2009. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We did not elect to measure additional assets and liabilities at fair value upon adoption of this statement. Therefore, there was no impact to our financial condition or results of operations as a result of adoption.

        Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy is used to qualify fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

        Level 1.    Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over-the-counter markets.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

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

        Level 3.    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets or certain private equity investments.

        Fair value is applied to eligible assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, fair value is based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates.

        The methods used for current fair value calculations may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

(h) Revenue Recognition

Structural Advisory Fees

        We have recognized as service revenues structural advisory fees for structuring and facilitating the securitization of the private education loans held by various securitization trusts, principally the NCSLT Trusts. We have received a portion of these fees as an up-front structural advisory fee at the time of securitization. We are also entitled to receive additional structural advisory fees over time, based on the amount of loans outstanding in the trusts from time to time over the life of the trusts.

        Additional structural advisory fees receivables are carried at fair value. In the absence of readily determined market values, we update our estimates of the fair value of structural advisory fee receivables on a quarterly basis, based on the present value of expected future cash flows. Our estimates consider changes in discount rates, the estimated operational expenses for the separate securitization trusts and trust performance assumptions, including the expected annual rate and timing of loan defaults, TERI's obligation and ability to pay default claims, expected recoveries on defaulted loans, including use of recoveries to replenish the segregated reserve accounts pledged to the securitization trusts by TERI to secure its guaranty obligations (Pledged Accounts), the annual rate and timing of education loan prepayments, the trend of contractual and market interest rates over the life

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

of the loan pool, including the forward London Interbank Offered Rate (LIBOR), the cost of funding outstanding auction rate notes, the existence of Trigger Events (defined below) and the discount rate commensurate with the risk involved. These assumptions are based on historical and third-party data, and our industry experience.

        The indentures relating to the securitization trusts specify certain circumstances (Trigger Events) upon the occurrence of which payments that would otherwise be due in respect of additional structural advisory fees and residuals would instead be directed to the holders of the notes issued by the trusts until the condition causing the Trigger Event ceases to exist or all notes, and related interest, are paid in full. Under the indentures, a Trigger Event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level.

        If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. Changes to the value of these receivables are recorded in the statement of operations as additional structural advisory fees-trust updates. We generally become entitled to receive these additional fees, plus interest, once the ratio of trust assets to trust liabilities reaches a stipulated level, which ranges from 103% to 105.5%. As further described in Note 3, "TERI Reorganization," our receipt of these fees may be significantly delayed as a result of the TERI Reorganization, thereby creating a deeper discount on the receivables.

Asset Servicing Fees and Residuals

        We have the right to receive a portion of the residual interests, if any, generated by securitization trusts other than the NCSLT Trusts. This right is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees. As a result of the sale of the Trust Certificate, we are no longer entitled to residuals receivables from the NCSLT Trusts. See Note 4, "Sale of Trust Certificate and Related Transactions," for additional details.

        In conjunction with the sale of the Trust Certificate, we have entered into an asset services agreement (Asset Services Agreement) with the third-party purchaser of the Trust Certificate. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the loans owned by the NCLST Trusts. Our receipt of the fees, however, is contingent upon distributions available to the third-party owners of the residual interests in the NCSLT Trusts. See Note 4, "Sale of Trust Certificate and Related Transactions," for further detail regarding the sale and related fees.

        The fair values of asset servicing fees and residuals receivables were estimated by management using the same assumptions used for structural advisory fees receivables, with the exception of the discount rate which was adjusted to be commensurate with the risks involved. Changes in the fair value of asset servicing fee receivables and residuals are recognized as service revenues.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Processing Fees from TERI

        Processing fees from TERI have historically consisted of reimbursement of expenses incurred relating to services performed on behalf of TERI and are recognized in the same period that the expense is incurred.

Administrative and Other Fees

        Administrative fees are received from the securitization trusts for services performed in administering securitization trusts, including the daily management of the trusts, coordination of loan servicers and reporting information to the parties related to the securitization. The fees are based upon a percentage of the outstanding principal balance of the loan principal of each of the trusts. The fees vary with each separate securitization and are recognized in service revenue when earned, as administrative services are provided.

        During the fourth quarter of fiscal 2009, we began receiving fees from certain securitization trusts under a special servicing agreement. These fees are paid by the securitization trusts for the performance by us of default prevention services and management of private education loan collections. Such fees are based, in part, upon the reimbursement of expenses, and are recognized as the expenses are incurred.

Interest Income

        Interest income is recognized using the effective interest method.

(i) Stock-based compensation

        We record compensation expense equal to the estimated fair value on the grant date of options granted to purchase common stock, on a straight-line basis over the options' vesting period. We record compensation expense for equity-based awards other than stock options based on the timing of vesting.

        We use a Black-Scholes option pricing model to determine the fair value of options granted. The fair values of equity-based awards other than options, such as restricted stock units, are based on the price of our common stock on the date of grant.

(j) Income Taxes

        In determining a quarterly provision for income taxes, the estimated annual effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The estimated annual effective tax rate also includes our best estimate of the ultimate outcome of tax audits.

        The asset and liability method of accounting is utilized for recognition of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized in connection with the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as tax expense (benefit) in the period that includes the enactment date. A deferred tax asset valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

(k) Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the basic weighted-average number of shares of common stock outstanding for the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the basic weighted-average shares and common stock equivalent shares outstanding during the period. The weighted-average shares and common stock equivalent shares outstanding have been determined in accordance with the treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding stock options, the exercise of options to purchase stock under employee stock purchase plans and the vesting of restricted stock units.

(l) Consolidation

        Our consolidated financial statements include the accounts of The First Marblehead Corporation and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At June 30, 2009 and 2008, each of the securitization trusts created after January 31, 2003, has met the criteria to be a qualified special-purpose entity (QSPE) as defined by FASB Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in our being considered the primary beneficiary of such trusts, have been amended in order for them to be considered QSPEs.

        On June 12, 2009, FASB issued Financial Accounting Standard 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140 (FAS 166) and Financials Accounting Standard 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). Both statements are effective beginning with our financial statements for fiscal year 2011. FAS 166 removes the concept of a QSPE from FASB Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised as FASB Interpretation No. 46(R) in December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

        FAS 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests gives it a controlling financial interest

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        As of September 2, 2009, we are evaluating the impact that adoption of these statements will have on our consolidated financial condition and results of operations.

(3) TERI Reorganization

        TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. In its role as guarantor in the private education lending market, TERI agreed to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted loans. Historically, TERI was the exclusive third-party provider of borrower default guarantees for our clients' private education loans.

        Historical Relationship.    In 2001, we acquired TERI's historical database and loan processing operations, but not its investment assets or guaranty liabilities. In connection with the transaction, we entered into a series of agreements with respect to loan processing services, database updates and the securitization of TERI-guaranteed loans. These agreements included a master servicing agreement (Master Servicing Agreement), a database supplementation and sale agreement (Database Agreement) and a master loan guaranty agreement (Master Loan Guaranty Agreement). Pursuant to the Master Servicing Agreement, TERI engaged us to provide certain loan origination, default prevention, claims and default management services. Under TERI's agreements with lenders, lenders delegated their loan origination functions to TERI, and TERI had the right to subcontract these functions to us. Pursuant to the Database Agreement, TERI provided updated information to us regarding the performance of the education loans it had guaranteed, so that we could continue to supplement and enhance the database that we purchased from TERI.

        Under the terms of the Master Loan Guaranty Agreement, we granted TERI a right of first refusal to provide a third-party loan guaranty under existing and future private education loan programs that we facilitated, as well as new loan programs jointly created by us and TERI. In addition, we agreed to provide a beneficial interest for TERI in a portion of the residual value of securitization trusts that purchase TERI-guaranteed loans. The Master Loan Guaranty Agreement generally provided that the guaranty fees earned by TERI upon the disbursement of education loans would be placed by TERI in segregated reserve accounts to be held as collateral to secure TERI's obligation to pay the principal and interest on defaulted education loans. These accounts were generally held by third-party financial institutions for the benefit of the program lender until the education loans were securitized, at which point the accounts were pledged to the securitization trust that purchased the loans. The Master Loan Guaranty Agreement, as it had been implemented through guaranty agreements with individual

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(3) TERI Reorganization (Continued)

lenders, entitled TERI to retain a portion of its guaranty fees as an administrative fee rather than place them in the Pledged Accounts.

        TERI Reorganization.    On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on our client relationships, facilitated loan volumes, our ability to structure loan securitizations, the value of our service receivables and our ability to realize fully TERI's cost reimbursement and guaranty obligations. In April 2008, we received notice that Bank of America, N.A. and RBS Citizens, N.A. elected to terminate their agreements with us, and certain of our clients, in the case of RBS Citizens, N.A., as a result of the TERI Reorganization. In addition, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Union Federal have entered into stipulations in the context of the TERI Reorganization relating to the termination of their agreements with TERI and the settlement of related claims. As a result of these actions, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Union Federal do not have any further obligations to sell, and we do not have any further obligation to purchase, certain private education loans. Generally, neither RBS Citizens, N.A. nor we have any further obligations to sell or purchase private education loans under the various loan programs previously funded by RBS Citizens, N.A.

        We expect that the remaining guaranty agreements or loan origination agreements that TERI has with a significant number of its clients will be terminated in the context of the TERI Reorganization. Termination of a client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of their agreements with us. As a result, we expect our note purchase agreements with additional clients to terminate as the TERI Reorganization evolves. We also expect the TERI Reorganization to continue to materially adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. If we are able to facilitate securitizations of TERI-guaranteed loans in the future, our up-front structural advisory fee yields would decline and market conditions would likely dictate that we obtain additional credit enhancement for such securitizations, the cost of which would result in lower revenues and additional cash requirements.

        Termination of Master Agreements.    In June 2008, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) entered an order approving a motion by TERI to reject the Master Servicing Agreement, the Database Agreement and the Master Loan Guaranty Agreement, as well as a marketing services agreement pursuant to which we provided certain marketing-related services to TERI. As a result of the order, each of the agreements, as amended or supplemented to date, was terminated effective as of May 31, 2008. The order also approved a motion by TERI to enter into a transition services agreement, which expired on September 29, 2008.

        We facilitated a significantly lower level of loan volume during fiscal 2009 compared to past fiscal years as a result of, among other factors, conditions in the debt capital markets and the TERI Reorganization. As a result of the TERI Reorganization, our clients instructed TERI to stop accepting applications or suspended their marketing of TERI-guaranteed loans during fiscal 2008, which resulted in a significant reduction in processing fees from TERI. During fiscal 2009, we facilitated loans with an aggregate principal balance of $266,586, of which $159,879 was not TERI-guaranteed, and received $3,050 in processing fees from TERI. During fiscal 2008, we facilitated loans with an aggregate

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(3) TERI Reorganization (Continued)

principal balance of $5,004,000, of which $65,833 was not TERI-guaranteed, and received $126,540 in processing fees from TERI.

        See Note 13, "Commitments and Contingencies—TERI Reorganization—Challenge to Security Interests" for further discussion relating to the TERI Reorganization.

(4) Sale of Trust Certificate and Related Transactions

        On March 31, 2009, NC Residuals Owners Trust was formed by the statutory conversion of our wholly-owned subsidiary, GATE Holdings, Inc. As a result of the conversion, we became the sole legal and beneficial owner of the Trust Certificate. NC Residuals Owners Trust, together with its wholly-owned subsidiary, owned certain certificates of beneficial ownership interests (Residuals) of the NCSLT Trusts. The NCSLT Trusts are the holders of substantially all TERI-guaranteed loans facilitated by us.

        Effective March 31, 2009, we entered into, among other agreements, a purchase agreement (Purchase Agreement) with VCG Owners Trust, a newly formed statutory trust (Purchaser), and VCG Securities, LLC (Vanquish Investor). Additionally we entered into the Asset Services Agreement and a data sharing and license agreement (Data Agreement) with these parties, also effective March 31, 2009. The Purchaser and Vanquish Investor are affiliates of Vanquish Capital Management LLC.

        Pursuant to the Purchase Agreement, we transferred the Trust Certificate to the Purchaser effective as of March 31, 2009. As a result, the Purchaser became the indirect owner of the Residuals that were formerly owned by us indirectly through NC Residuals Owners Trust. In consideration for the sale, the Purchaser and Vanquish Investor agreed to bear all future federal and state tax liabilities associated with the Residuals. As a result of the sale, we expect to receive a refund for federal income taxes paid on income that we had not yet received and are no longer entitled to receive.

        Pursuant to the Asset Services Agreement, we have agreed to provide certain asset servicing to the Purchaser to support the Purchaser's ownership of the Residuals, including, among others, analysis and valuation optimization services and services relating to funding strategy. As compensation for services, we are entitled to an asset servicing fee, calculated as a percentage of the aggregate outstanding principal balance of loans outstanding in the trusts. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holders of the Residuals. Distributions made by each of the NCSLT Trusts will be allocated as follows:

  •
  commencing with the first calendar month in which residual cash flows are paid, and for each payment date during the next 60 calendar months from that date, we will receive 60% of the residual cash flows;

  •
  for each payment date after that, we will receive 40% of residual cash flows until all earned but unpaid asset servicing fees are paid in full; and

  •
  thereafter, once all earned but unpaid fees have been received, we will receive our monthly fee, paid in full.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(4) Sale of Trust Certificate and Related Transactions (Continued)

        We will not receive any asset servicing fees until the Purchaser has begun to receive residual cash flows.

        Pursuant to the Data Agreement, the Purchaser has agreed to share with and license to us certain deidentified private education loan data. In consideration of a one-time license fee of $750, the Purchaser granted to us a limited, exclusive, irrevocable, perpetual license to retain and use monthly updates to such data for any lawful purpose. This license will survive the termination of the Asset Services Agreement or the Data Agreement for any reason. Unless sooner terminated by the Purchaser, the Purchaser will continue to provide monthly data updates until the earlier of (i) the date the residual cash flows of the NCSLT Trusts are equal to zero or (ii) 25 years from the date of the agreement.

(5) Cash and Cash Equivalents; Investments

        The following table summarizes our cash and cash equivalents:

	June 30,
	2009	2008
Money market funds	$156,179	$67,944
Non-interest-bearing deposits	2,591	2,336

Total cash and cash equivalents	$158,770	$70,280

Compensating balances included in money market funds	$886	$7,550

        Compensating balances relate to the leasing of equipment and are included in a segregated cash account in our name, the minimum balance of which is equal to the outstanding lease value. In addition, Union Federal was required to maintain minimum balances with correspondent banks of $100 at June 30, 2009 and 2008.

        We utilize the services of a related party, an institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners, under an investment management agreement. MCM receives a fee for services it performs under this agreement. Members of the immediate family of one of FMC's directors owned approximately 65% of Milestone Group Partners as of June 30, 2009. At June 30, 2009, approximately $59,983 of money market funds were invested by MCM. At June 30, 2008, approximately $70,432 of investments and cash equivalents were invested by MCM, and $30,866 of cash equivalents were invested in a money market fund managed by MCM.

        Prior to May 2009, investments primarily consisted of variable rate demand notes that were redeemable as interest rates reset. In June 2009, we disposed of these investments. As of June 30, 2009 investments consisted solely of mortgage-backed securities held by Union Federal classified as available for sale. The carrying value of available-for-sale securities was $8,450 and $70,629, including unrealized gains of $268 and $109 as of June 30, 2009 and 2008 respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(6) Loans Held for Sale

        The following table reflects the carrying value of education loans held for sale:

	June 30,
	2009	2008
Principal and interest of loans	$526,542	$504,697
Fair value adjustment	(175,582)	(7,373)

Net carrying value	$350,960	$497,324

Principal and interest of loans:
Delinquent (>90 days past due)	$17,329	$762
In default (>120 days past due)	15,112	610
Pledged as collateral under education loan warehouse facility	261,923	251,528

	Fiscal years ended June 30,
	2009	2008	2007
Unrealized losses for fiscal year	$138,163	$7,373	$—
Interest on delinquent and defaulted loans included in income	278	—	—
Interest on delinquent and defaulted loans foregone	638	—	—

        We classify our private education loan portfolio as held for sale. Loans used to secure the education loan warehouse facility are subject to call provisions by the third-party lender; therefore, we do not have the ability to hold those loans to maturity. Our intent is to dispose of the remaining loans on Union Federal's balance sheet to mitigate risks to Union Federal in conjunction with requests made by the OTS. Loans held for sale are carried at the lower of cost or fair value.

        During fiscal 2009, we received $30,046 of segregated reserves held by TERI as part of the TERI Reorganization. Upon receipt of such reserves from TERI, we reduced the fair value of the education loans.

        All private education loans held for sale have variable rates.

(7) Service Receivables

        Additional structural advisory fees, asset servicing fees and residuals receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts, principally the NCSLT Trusts, which have purchased private education loans facilitated by us. The fees are expected to be paid directly from the various securitization trusts. Following the sale of the Trust Certificate (Note 4), we continue to have rights to additional structural advisory fees but not residuals receivables from the NCSLT Trusts. We continue to be entitled to residuals receivables from trusts other than the NCSLT Trusts.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(7) Service Receivables (Continued)

        At June 30, 2009 and 2008, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12,773,676 and $13,896,525, respectively. The underlying assets in the NCSLT Trusts were TERI—guaranteed private education loans, of which approximately 33.2% were in deferment, 6.8% were in forbearance and 60.0% were in repayment status as of June 30, 2009. Approximately 88.7% of the loans in repayment status as of June 30, 2009 were current, 5.4% were between 31 and 90 days past due, 3.7% were between 91 and 180 days past due, and 2.2% were greater than 180 days past due. As of June 30, 2009, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status was 10.3% for the aggregate loans in the NCSLT Trusts.

        The following table shows the approximate weighted-average assumptions for loan performance and discount rates of the NCSLT Trusts at June 30, 2009, 2008 and 2007:

	June 30,
	2009	2008	2007
Discount rate-additional structural advisory fees	12.53%	9.72%	7.02%
Discount rate-asset servicing fees and residuals	17.00	14.88	11.81
Gross default rate	19.00	14.83	9.38
Net default rate	11.40	7.71	5.63
Recovery rate	40.00	48.00	40.00
Prepayment rate	8.01	8.40	8.00

        Default Rates.    During fiscal 2009, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our additional structural advisory fees, asset servicing fees and residuals receivables from 14.83% to 19.00%, as a result of the trusts' actual default experience and general economic conditions on all consumer asset classes. We also increased our assumed weighted-average net default rate from 7.71% to 11.40% during fiscal 2009, which reflects the increase in the gross default rate and a decrease in the recovery rate. During fiscal 2009, the increase in the default rate combined with the decrease in the recovery rate assumptions resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of $20,678, and a decrease in the estimated fair value of our residuals receivables of $50,108. During fiscal 2008, the increase in the net default rate assumptions resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of $2,910 and a decrease in the estimated fair value of our residuals receivables of $49,929.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during fiscal 2009 by extending the period during which decreased prepayments were expected to persist. As of June 30, 2009, we assumed that the current prepayment rate will persist until June 30, 2010 and then eventually revert to historical norms during the ensuing 12 months. During fiscal 2009, these changes resulted in an increase in the estimated fair value of our additional structural advisory fees of $3,127 and an $11,336 increase in the estimated fair value of our residuals receivables. During fiscal 2008, we had assumed a higher prepayment rate than in fiscal 2007 due to activity we were seeing in the market,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(7) Service Receivables (Continued)

which resulted in a decrease in the estimated fair value of our additional structural advisory fees of $3,168 and a $34,765 decrease in the estimated fair value of our residuals receivables.

        Discount Rate—Additional Structural Advisory Fees.    We have historically based the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Note rate. During fiscal 2009, we increased the discount rate spread by 325 basis points, to 900 basis points. In increasing the discount rate spread, we considered, among other things, increasing yield curves for certain composite indices for BBB- and BB-rated corporate bond indices with 10-year maturities, as well as increases in the broader ABS marketplace during the year. The 10-year U.S. Treasury Note rate decreased by 44 basis points during the fiscal year, to 3.53% at June 30, 2009. As a result, we applied a discount rate of 12.53% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $23,022 in the estimated fair value of our additional structural advisory fees during fiscal 2009. During fiscal 2008, we increased the discount rate spread over the 10-year U.S. Treasury Note from 200 basis points to 575 basis points. The 10-year U.S. Treasury Note rate decreased by 105 basis points during the same period resulting in a discount rate of 9.72% up from 7.02% at June 30, 2007, in response to the deterioration in the market for structured and corporate debt. The effect of the increase was a $41,555 decrease in the estimated fair value during fiscal 2008.

        Discount Rate—Asset Servicing Fee and Residuals.    In determining an appropriate discount rate for valuing our asset servicing fees receivable and residuals, we historically have considered a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. At June 30, 2009, we used a weighted-average discount rate of 17.00% for purposes of estimating the fair value of our asset servicing fee receivable and the remaining residual interests on our balance sheet. The weighted-average discount rate used to estimate the fair value of residuals receivables related to the NCSLT Trusts at the date of sale of the Trust Certificate was 18.4%. These rates are up from the weighted-average discount rates used at June 30, 2008 and 2007 of 14.88% and 11.81%, respectively. The increases over the two fiscal years were in response to the deterioration of the ABS market and revised assumptions about TERI's ability to pay claims. Losses related to the increase in the weighted-average discount rates used for residuals were $82,571 and $129,169 in fiscal 2009 and 2008, respectively.

        Auction Rates.    Five securitization trusts that we facilitated issued auction rate notes to finance the purchase of private education loans. During fiscal 2009 and 2008, failed auctions occurred and persisted with respect to auction rate notes issued by each of the five securitization trusts. As a result of the failed auctions, the auction rate notes bear interest at a maximum spread over one-month LIBOR, which is based on the ratings assigned to such auction rate notes. During fiscal 2009, the ratings assigned to the auction rate notes were downgraded, resulting in an increase in the maximum spread. In addition, the insurance financial strength rating assigned to Ambac Assurance Corporation, which provides credit enhancement for certain auction rate notes, was downgraded in fiscal 2009, resulting in a further downgrading of the ratings assigned to certain of our auction rate notes. We assumed at

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(7) Service Receivables (Continued)

June 30, 2009 that all auction rate notes would continue to bear interest at their respective then-current maximum spreads until their expected maturity dates. These assumptions resulted in a decrease of $13,087 and $140 in the estimated fair value of our additional structural advisory fees during fiscal 2009 and 2008, respectively, and a decrease of $31,779 and $93,813 in the estimated fair value of our residuals during fiscal 2009 and 2008, respectively.

        The following table shows changes in the estimated fair value of our structural advisory fees receivables during the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,
	2009	2008	2007
Fair value at beginning of period	$113,842	$133,644	$88,297
Additions from new securitizations	—	24,304	43,984
Cash received from trust distributions	(1,555)	—	—
Trust updates:
Passage of time (fair value accretion)	9,362	10,258	7,503
Decrease (increase) in average prepayment rate	3,127	(3,168)	(3,529)
Increase in discount rate assumptions	(23,022)	(41,555)	—
Increase in timing and average default rate	(11,262)	(2,910)	—
Decrease in recovery assumption	(9,416)	—	—
Increase in auction rate notes spread	(13,087)	(140)	—
Decrease in forward LIBOR curve	(12,517)	(5,442)	—
Other factors, net	(342)	(1,149)	(2,611)

Net change from trust updates	(57,157)	(44,106)	1,363

Fair value at end of period	$55,130	$113,842	$133,644

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(7) Service Receivables (Continued)

        The following table shows changes in the estimated fair value of our residuals receivables during the fiscal years ended June 30, 2009 and 2008:

	Fiscal years ended June 30,
	2009	2008	2007
Fair value at beginning of period	$293,255	$665,115	$452,823
Additions from new securitizations	—	116,972	182,744
Trust updates:
Passage of time (fair value accretion)	20,453	75,070	66,428
Decrease (increase) in average prepayment rates	11,336	(34,765)	(36,236)
Increase in discount rate assumptions	(82,571)	(129,169)	—
(Increase) decrease in timing and average default rate	(50,108)	(49,929)	26,680
Increase in auction rate notes spread	(31,779)	(93,813)	—
Decrease in forward LIBOR curve	(22,009)	(17,590)	—
TERI's inability to pay claims	—	(219,553)	—
Decrease to reflect disposition	(134,481)	—	—
Increase in trust expenses	—	(9,026)	—
Other factors, net	5,864	(10,057)	(27,324)

Net change from trust updates	(283,295)	(488,832)	29,548

Fair value at end of period	$9,960	$293,255	$665,115

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, have a negative effect on the value of our additional structural advisory fees. Education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the Pledged Accounts are unavailable to pay the trusts' default claims or if recoveries on defaulted loans are not used to replenish such Pledged Accounts, or if net defaults increase beyond the level of expected third-party reimbursement assumptions, then these changes will have an additional negative effect on the value of our additional structural advisory fees. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts.

        We assumed that the trusts would not receive funds in excess of the Pledged Accounts and we did not adjust our assumptions regarding TERI during the fiscal year ended June 30, 2009. As part of its plan of reorganization, we expect TERI to reject its guaranty obligations entirely. As of September 2, 2009, TERI had not filed its plan of reorganization. As a consequence, it is uncertain how collateral securing such obligations will be treated or applied to satisfy TERI's obligations. See Note 13, "Commitments and Contingencies—TERI Reorganization—Challenges to Security Interests."

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(7) Service Receivables (Continued)

        The following tables show our loan performance and discount rate assumptions and additional structural advisory fee balances at June 30, 2009 and estimated changes that would result from changes in our assumptions. The effect on the fair value of the structural advisory fees are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at June 30, 2009.

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

	Percentage change in assumptions		Management assumption and receivables balance at June 30, 2009	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
Default rate:
Management assumption(1)	17.04%	18.03%	19.00%	19.95%	20.88%
Total structural advisory fees	$57,870	$56,492	$55,130	$53,885	$52,832
Change in receivables balance	4.97%	2.47%		(2.26)%	(4.17)%
Default recovery rate:
Management assumption	32.00%	36.00%	40.00%	44.00%	48.00%
Total structural advisory fees	$53,537	$54,277	$55,130	$56,244	$57,158
Change in receivables balance	(2.89)%	(1.55)%		2.02%	3.68%
Annual prepayment rate:
Management assumption	6.41%	7.21%	8.01%	8.81%	9.61%
Total structural advisory fees	$56,471	$55,785	$55,130	$54,449	$53,997
Change in receivables balance	2.43%	1.19%		(1.24)%	(2.06)%
Discount rate:
Management assumption	10.03%	11.28%	12.53%	13.79%	15.04%
Total structural advisory fees	$74,918	$64,248	$55,130	$47,332	$40,660
Change in receivables balance	35.89%	16.54%		(14.14)%	(26.25)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
Forward LIBOR rates:
Total structural advisory fees	$45,670	$49,982	$55,130	$61,049	$67,905
Change in receivables balance	(17.16)%	(9.34)%		10.74%	23.17%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through June 30, 2009. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 19.00%.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(8) Property and Equipment

	June 30,
	2009	2008	Useful life
Equipment	$18,409	$19,454	3 - 5 years
Software	34,287	35,174	3 years
Software under development	1,017	366
Leasehold improvements	12,692	13,762	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	18,682	21,024	lease term
Furniture and fixtures	2,493	2,493	5 - 7 years

	87,580	92,273
Less accumulated depreciation and amortization	(67,651)	(54,592)

Total property and equipment, net	$19,929	$37,681

        We lease office space and equipment under non-cancelable operating leases expiring at various times through April 2014. Gross rent expense under operating leases, for the periods ended June 30, 2009, 2008 and 2007 was approximately $8,698, $13,026 and $11,105, respectively. Rent expense is reduced by sublease revenue of $2,758, $933 and $655 for the years ended June 30, 2009, 2008 and 2007, respectively.

        The future minimum lease payments required under capital and operating leases for each of the five fiscal years subsequent to June 30, 2009 and thereafter are as follows:

Fiscal years ending June 30,	Capital leases	Operating leases
2010	$3,361	$10,182
2011	1,604	10,119
2012	—	9,121
2013	—	7,185
2014	—	5,846
Thereafter	—	350

Total minimum lease payments	4,965	$42,803

Less amounts representing interest	(187)

Present value of future minimum lease payments	4,778
Less current portion	(3,368)

Long-term portion	$1,410

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(8) Property and Equipment (Continued)

        The amounts we are entitled to receive under non-cancelable subleases of office space for each of the five fiscal years subsequent to June 30, 2009 are as follows:

Fiscal years ending June 30,	Sublease payments
2010	$2,501
2011	4,118
2012	4,193
2013	4,215
2014	3,544

Total	$18,571

(9) Goodwill and Intangible Assets

        Goodwill consisted of the fair value of certain acquired assets, net of liabilities assumed, in connection with our acquisitions of TERI's loan processing operations in 2001 and Union Federal in 2006. Goodwill has been written off in full, resulting in impairment charges of $1,701 and $3,177 during the fiscal years ended June 30, 2009 and 2008, respectively.

        Intangible assets include amounts related to the loan database acquired and a core deposit intangible as a result of the acquisition of Union Federal. Costs related to monthly database updates are capitalized and amortized over five years.

(10) Mortgage Loans Held to Maturity

        The following table summarizes the characteristics of our mortgage loans held to maturity at June 30, 2009 and 2008:

	June 30,
	2009	2008
Variable rate loans	$7,117	$7,662
Fixed rate loans	2,968	3,378

	10,085	11,040
Allowance for loan losses	(562)	(277)
Deferred fees	(8)	(9)

Mortgage loans held to maturity, net	$9,515	$10,754

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(11) Deposits

        The following table summarizes our deposits:

	June 30,
	2009			2008
	Year-end amount	Annual average balance	Weighted- average rate	Year-end amount	Annual average balance	Weighted- average rate
Deposits:
Time and savings deposits	$103,653	$130,183	2.98%	$212,666	$162,594	4.47%
Money market accounts	49,045	48,076	2.95	31,381	7,848	3.06
Non-interest bearing deposits	1,764	3,482		66	66

	$154,462			$244,113

        Included in time deposits in the preceding table are brokered deposits totaling $25,000 and $150,194 at June 30, 2009 and 2008, respectively. At June 30, 2008, money market deposits included $31,323 deposited by TERI and pledged to Union Federal to secure TERI's guaranty obligations with regard to the TERI-guaranteed education loans held by Union Federal. At June 30, 2009, time deposits with maturities greater than one year were $1,841.

(12) Education Loan Warehouse Facility and Other Liabilities and Unused Lines of Credit

        In July 2007, UFSB Private Loan SPV, LLC (UFSB-SPV), a subsidiary of Union Federal, entered into a $300,000 education loan warehouse facility with a third-party conduit lender to fund the purchase of private education loans by UFSB-SPV from Union Federal. At June 30, 2009 and 2008, borrowings of $230,137 and $242,899, respectively, were outstanding under the facility. UFSB-SPV has pledged the purchased education loans as collateral for the advances it received from the third-party conduit lender. The conduit lender's recourse under the indenture is limited to the education loans pledged as collateral. At June 30, 2009 and 2008, the outstanding principal and interest of the collateral was $261,923 and $251,528, respectively, and the estimated fair value of the education loans held as collateral was $167,100 and $247,840, respectively.

        The TERI Reorganization and subsequent TERI ratings downgrades have resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, and UFSB-SPV is not eligible for further borrowings under the facility. The conduit lender may elect to accelerate repayment of notes outstanding under the facility, which would cause the conduit lender to take possession of the collateral. The facility termination date had been scheduled to occur on July 16, 2008. Under the indenture, the facility termination date commences a liquidation period that ends on the date immediately following the later of July 14, 2010 or the date on which the principal and interest on all outstanding notes, and all amounts otherwise payable by UFSB-SPV in connection with the facility, are paid in full. Principal and interest payments received by us on the loan collateral are used to satisfy the debt service requirements of the facility. In addition, in connection with Union Federal's settlement of claims against TERI's bankruptcy estate, approximately $15,714 of the settlement amount was allocated to the education loans pledged as collateral and was subsequently

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(12) Education Loan Warehouse Facility and Other Liabilities and Unused Lines of Credit (Continued)

applied to reduce amounts outstanding under the warehouse facility. Additional information on the TERI Reorganization is included in Note 3.

        In April 2008, we entered into a letter agreement pursuant to which we agreed that UFSB-SPV would pay higher fees to the conduit lender in consideration for acknowledgement by the conduit lender that the interest on the notes issued under the facility would not increase to an alternative rate set forth in the indenture (Default Rate) unless and until the conduit lender delivered further notice. In April 2009, the conduit lender delivered notice to us and, as a result, the interest rate on the outstanding notes increased to the Default Rate, the daily Prime rate plus 200 basis points, beginning in the fourth quarter of fiscal 2009. UFSB-SPV will pay lower fees, however, as a result of such election.

        In April 2009, Union Federal received approval from the OTS to sell substantially all of its economic interest in UFSB-SPV to a newly formed subsidiary of FMC. Union Federal received $2,904 in consideration for the sale and granted FMC its voting and management rights with respect to UFSB-SPV. As part of the transaction, FMC agreed to indemnify Union Federal against certain claims and expenses, including potential master servicing fee deficiencies and claims resulting from origination errors. As a result of the transaction, the private education loans held by UFSB-SPV, and the related indebtedness to the conduit lender, were eliminated from Union Federal's balance sheet and for purposes of regulatory capital compliance under the regulations of the OTS. See Notes 22 and 23 for additional information on Union Federal.

        We entered into two ten-year 6% fixed notes payable agreements with TERI in June 2001 to fund the acquisition of TERI's loan processing operations and loan database. Principal and interest are payable in monthly aggregate installments of $88 ending June 20, 2011. The outstanding principal balance of the notes payable at June 30, 2009 was $2,956.

        Principal payments due on notes payable to TERI in each fiscal year subsequent to June 30, 2009 are as follows:

Fiscal years ending:
2010	$1,937
2011	1,019

$2,956

        In November 2008, Union Federal entered into an agreement with the Federal Reserve Bank of Boston to provide a credit facility to fund operations. At June 30, 2009, there was no balance outstanding under the facility. Union Federal has pledged private education loans as collateral for the advances it received from the facility lender. Previously, Union Federal could borrow up to 75% of the outstanding principal of private education loans in a current repayment status. Effective April 27, 2009, as a result of changes enacted by the Federal Reserve Bank of Boston, Union Federal can borrow up to 60% of the outstanding principal of private education loans in a current repayment status. The interest rate on the facility is variable based on the Federal Reserve Bank of Boston's stated rates, which was 0.50% at June 30, 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(12) Education Loan Warehouse Facility and Other Liabilities and Unused Lines of Credit (Continued)

        At June 30, 2009, we had $145,845 available for borrowings from the Federal Reserve Bank discount window through Union Federal. In addition, we had $11,758 available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding with either institution at June 30, 2009. As a requirement under the line of credit, we own $505 of Federal Home Loan Bank stock included in other assets in the balance sheet.

(13) Commitments and Contingencies

(a) Securities Litigation

        In April and May 2008, seven purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various Securities and Exchange Commission filings, press releases and other public statements. The complaints alleged various claims under the Securities Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder. The complaints sought, among other relief, class certification, unspecified damages, fees and such other relief as the court deems just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. In November 2008, a consolidated amended complaint was filed by the lead plaintiffs that contained allegations similar to the earlier complaints. On August 5, 2009, the court issued an order granting our motion to dismiss the plaintiffs' consolidated amended complaint. The court did not grant plaintiffs leave to re-plead; however, plaintiffs have a right to appeal the summary judgment.

        In addition, in May 2008, three federal derivative lawsuits were filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts. The complaints are purportedly brought on our behalf to remedy alleged violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and May 2008 or June 2008, as applicable. The complaints seek a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. A state derivative action was also filed in Massachusetts Superior Court in June 2008. The complaint is purportedly brought on our behalf to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaint seeks a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. In August 2009, the court stayed the case until October 2009. We plan to move for dismissal of the federal and state derivative actions in light of the dismissal of the purported class action in August 2009.

        We intend to continue to vigorously assert defenses in each of the actions until they are fully and finally resolved. There can be no assurance, however, that plaintiffs will not succeed in appealing the dismissal of the purported class action or that we will be successful in defending the federal or state derivative actions. An adverse resolution of any of the lawsuits could have a material effect on our

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies (Continued)

consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not able presently to reasonably estimate potential losses, if any, related to the lawsuits.

        In addition, we are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings is not expected to have a material adverse effect on our financial condition or results of operations.

(b) Agreements with Lender Clients

        At June 30, 2009, the principal balance of loans facilitated and available to us for securitization was $1,252,667. Under the terms of purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's private education loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of our purchase agreements, if we fail to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. Under certain of these purchase agreements, the TERI Reorganization constitutes a "market disruption event," suspending our contractual obligation to close a securitization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. Purchase agreements applicable to approximately $485,518 of the facilitated loan volume available for securitization as of June 30, 2009 may be subject to liquidated damages provisions in the event we fail to facilitate a securitization in breach of our obligations to certain former clients. The payment of liquidated damages and the amount of our potential liability with respect to such loans is dependent, in part, upon the outcome of the TERI Reorganization and is not determinable at this time.

        Although we generally have an obligation to use our best efforts to facilitate the purchase of the clients' loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

(c) TERI Reorganization—Challenge to Security Interests

        In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans using cash in the Pledged Accounts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. As of September 2, 2009, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI. A successful challenge to the security interests could therefore decrease materially the value of our additional structural advisory fees or our asset servicing fees.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(13) Commitments and Contingencies (Continued)

        The Bankruptcy Court's June 2008 order granted the parties' rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the official committee of unsecured creditors of TERI (Creditors Committee) filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc. (FMDS) as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of approximately $599,962 as of June 30, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling approximately $34,522 as of June 30, 2009. In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motions to dismiss in April 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS filed a response to the opposition and amended complaint in May 2009. We have not adjusted our accounting assumptions as of June 30, 2009 in response to the adversary proceeding.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests in the funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. Recoveries from defaulted loans not transferred to TERI, however, would remain available to the trusts.

(14) Stockholders' Equity

Investment Agreement

        In December 2007, we entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (Parthenon Purchasers), pursuant to which we sold 60 shares of newly designated series A non-voting convertible preferred stock, $0.01 par value per share (Series A Preferred Stock), at a purchase price of $1,000 per share. Pursuant to the Investment Agreement, we also sold, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, 133 shares of newly-created series B non-voting convertible preferred stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1,000 per share. We granted to GS Parthenon A, L.P. the right to designate one representative to our Board of Directors and provided to the Parthenon Purchasers required and incidental rights to register under the Securities Act of 1933, as amended, any common stock obtained from the conversion of preferred stock.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(14) Stockholders' Equity (Continued)

        The Series B Preferred Stock is convertible, at the option of the holders, into 8,847 shares of common stock, at a conversion price of $15.00 per share. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on the common stock. Upon liquidation, dissolution or winding up of our operations, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with the common stock in the distribution of remaining assets.

        We received aggregate gross proceeds of approximately $192,500 from the sale of the Series A Preferred Stock and the Series B Preferred Stock pursuant to the Investment Agreement. In January 2008, the Parthenon Purchasers elected to convert their Series A Preferred Stock into an aggregate of 5,320 shares of common stock.

2003 Employee Stock Purchase Plan

        In October 2003, the Board of Directors and stockholders approved the 2003 employee stock purchase plan (ESPP). A total of 600 shares of common stock were authorized for issuance under the ESPP. The ESPP permitted eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Participation was voluntary. Under the ESPP, 45 and 37 shares were issued during fiscal 2008 and 2007, respectively. In April 2008, the Board of Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP. As a result, no shares were issued in fiscal 2009 under the ESPP. At June 30, 2009, 406 shares were available for future purchase under the ESPP.

Treasury Stock

        Treasury stock was $184,246 and $183,993 at June 30, 2009 and 2008, respectively. The balance was primarily derived from repurchases of common stock in open market transactions. Treasury stock also includes shares of common stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest. As of June 30, 2009, we repurchased an aggregate of 7,526 shares at an average price, excluding commissions, of $24.27 per share, under various repurchase programs approved by the Board of Directors, including the program described below.

        In April 2007, our board of directors authorized the repurchase of up to 10,000 shares of common stock. The 10,000 shares authorized for repurchase included approximately 3,393 shares that remained available for repurchase under a previously authorized repurchase program. As of June 30, 2009, we repurchased an aggregate of 1,169 shares under this program at an average price paid per share, excluding commissions, of $36.17 per share. We did not repurchase any shares of common stock pursuant to this program during the twelve months ended June 30, 2009 or 2008. Future repurchases pursuant to this program may require regulatory approval.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(15) Fair Value of Financial Instruments

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

        Cash equivalents consist of money market funds with available quoted market prices on active markets that we classify as Level 1 of the valuation hierarchy.

        The investments are mortgage-backed securities that are marked to market using an independent third party and are classified as Level 2 in the hierarchy.

        Market prices are not available for our loans held for sale, structural advisory fees receivables, asset servicing fees receivables or residuals receivables. As a result, we base the fair value utilizing internally-developed discounted cash flow models which include assumptions regarding prepayment rates, net default rates, the LIBOR forward interest rate curve, operational expenses, and auction rate note interest rates. These assets are classified within Level 3 of the valuation hierarchy.

        The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the consolidated balance sheet and by Statement of Financial Accounting Standards No. 157, Fair Value Measurement, valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2009:	Level 1	Level 2	Level 3	Total carrying value
Recurring:
Cash equivalents	$106,056	$—	$—	$106,056
Investments	—	8,450	—	8,450
Structural advisory fees	—	—	55,130	55,130
Asset servicing fees	—	—	2,385	2,385
Residuals	—	—	9,960	9,960
Non-recurring:
Loans held for sale	—	—	350,960	350,960

	$106,056	$8,450	$418,435	$532,941

        Please see Note 6, "Loans Held for Sale," for information with respect to loans held for sale and Note 7, "Service Receivables," for a roll forward of the structural advisory fees and residuals receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(16) Net Interest Income

        The following table reflects the components of net interest income for the fiscal years ended June 30, 2009, 2008 and 2007.

	Fiscal years ended June 30,
	2009	2008	2007
Interest income
Cash and cash equivalents—taxable	$907	$3,185	$6,310
Cash and cash equivalents—tax exempt	63	512	475
Federal funds sold	469	1,761	328
Investments—taxable	472	562	485
Investments—tax exempt	1,110	3,671	2,860
Loans held for sale	38,646	32,656	188
Mortgage loans held to maturity	575	758	513

Total interest-earning assets	42,242	43,105	11,159
Interest expense
Savings account deposits	1,862	2,383	1,042
Money market account deposits	1,419	240	—
Brokered deposits	2,023	4,879	33
Warehouse line of credit	10,993	9,250	—
Other short-term borrowings	128	—	—
Other interest-bearing liabilities	714	731	713

Total interest-bearing liabilities	17,139	17,483	1,788

Net Interest income	$25,103	$25,622	$9,371

(17) Stock-Based Compensation

2003 Stock Incentive Plan and 2002 Director Stock Plan

        We have a stock-based incentive compensation plan that was approved by the Board of Directors and stockholders in 2003 (2003 Plan). In addition, we have a director stock plan that was approved by the Board of Directors and stockholders in 2002 (2002 Plan).

        Under the 2003 Plan, the Board of Directors, or one or more sub-committees of the Board, may grant options or other stock based awards to employees, directors, consultants or advisors. As of June 30, 2009, 4,050 shares of common stock had been reserved for issuance under the 2003 Plan, and 280 shares of common stock were issuable upon the exercise or vesting of awards granted under the 2003 Plan. No awards under the 2003 Plan were granted to employees in the fiscal year ended June 30, 2009 or 2008. At June 30, 2009, 3,266 shares were available for future grant under the 2003 Plan.

        Under the 2002 Plan, we may grant non-statutory stock options to non-employee members of our Board of Directors for up to 300 shares of common stock. As of June 30, 2009, 168 shares of common stock were issuable upon exercise of awards granted under the 2002 Plan. In 2006, the Board of Directors suspended new awards under the 2002 Plan and adopted a program under the 2003 Plan for

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(17) Stock-Based Compensation (Continued)

grants of stock units to non-employee directors. Under the program, each non-employee director will receive:

  •
  on the date of his or her initial election to the Board of Directors, 3 stock units under the 2003 Plan; and

  •
  an annual grant of 3 stock units under the 2003 Plan on September 20 of each year, if the non-employee director has then served on the Board of Directors for at least 180 days.

        In each case, each stock unit represents the right to receive one share of common stock.

        The following table summarizes information about stock options outstanding under the 2003 Plan and the 2002 Plan at June 30, 2009:

Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable
$0.67	6	1.00	$0.67	6
$3.33	25	3.22	3.33	25
$8.10	30	4.19	8.10	30
$10.00	6	4.28	10.00	6
$19.04	30	6.22	19.04	30
$32.97	36	5.22	32.97	36

	133	4.61	16.19	133

2008 Meyers' Option Plan

        The Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008. In connection with the election, the Board of Directors and a subcommittee of the Compensation Committee of the Board of Directors approved the grant on August 18, 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000 shares of common stock, at an exercise price of $6.00 per share, that will vest and become exercisable as to 25% of the shares underlying the stock option on each of the first, second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000 shares of common stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008; and (c) 2,000 shares of common stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008. Any unvested stock options will vest and become exercisable in full (a) if the closing sale price of the common stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (b) in the event of Mr. Meyers's death or disability, as defined in his employment agreement, or (c) in the event that Mr. Meyers' employment is terminated by us without Cause, as defined in his employment agreement, or by Mr. Meyers with Good Reason, as defined in his employment agreement.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(17) Stock-Based Compensation (Continued)

In addition, subject to certain conditions set forth in his employment agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by us and will be subject to a repurchase option by us. Each of the stock options will expire ten (10) years from the Grant Date. The stock options were not granted under any of our existing stockholder-approved incentive plans.

        For purposes of grants made in fiscal 2009 to Mr. Meyers, we estimated the fair value of each option grant at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Assumption	2009
Expected risk-free interest rate	3.31%
Expected dividend yield	—
Volatility	75
Expected average life in years	6

        The weighted-average grant date fair market value of stock options granted during fiscal 2009, based on the Black-Scholes option pricing model, was $2.70.

Stock Option Activity

        The following table presents stock option activity for the fiscal years ended June 30, 2009, 2008 and 2007:

	Number of options	Weighted- average exercise price per share
Outstanding options at June 30, 2006	697	$5.85
Granted	—	—
Exercised (aggregate intrinsic value of $17,805)	(438)	3.11
Canceled	(23)	4.67

Outstanding options at June 30, 2007	236	11.08
Granted	—	—
Exercised (aggregate intrinsic value of $142)	(5)	3.33
Canceled	(8)	3.33

Outstanding options at June 30, 2008	223	11.53
Granted	6,000	11.33
Canceled	(90)	4.67

Outstanding and exercisable at June 30, 2009	6,133	11.44

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(17) Stock-Based Compensation (Continued)

        The following table presents restricted stock unit activity for the fiscal years ended June 30, 2009, 2008 and 2007.

	Number of restricted stock units	Weighted- average grant date fair value per share
Outstanding restricted stock units at June 30, 2006	583	$23.43
Granted	379	34.23
Common stock issued at vest date	(67)	33.97
Canceled	(54)	30.70

Outstanding restricted stock units at June 30, 2007	841	27.79
Granted	388	33.15
Common stock issued at vest date	(212)	42.14
Canceled	(295)	38.08

Outstanding restricted stock units at June 30, 2008	722	28.86
Granted	21	3.30
Common stock issued at vest date	(312)	24.00
Canceled	(151)	33.07

Outstanding restricted stock units at June 30, 2009	280	30.07

        As of June 30, 2009, there was $17,166 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

(18) Defined Contribution Plans—401(k)

        We sponsor a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. At our option, we can contribute to the plan for the benefit of employees. Employee and employer contributions vest immediately. We have made contributions of $1,086, $2,803 and $3,093 during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(19) General and Administrative Expenses

        The following table reflects components of general and administrative expenses for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,
	2009	2008	2007
General and administrative expenses:
Depreciation and amortization	$17,800	$19,633	$16,498
Third-party services	29,991	66,652	57,175
Occupancy and equipment	16,699	28,752	26,044
Marketing coordination	3,482	100,754	28,850
Other	12,466	38,648	13,024

Total	$80,438	$254,439	$141,591

(20) Income Taxes

        We are subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The Internal Revenue Service completed an examination of our U.S. income tax return for the year ended June 30, 2004. Our state income tax returns for the year ended June 30, 2004, and state and federal income tax returns for the years ended June 30, 2005, 2006, 2007 and 2008, remain subject to examination.

        Components of income tax expense (benefit) attributable to income from operations for the fiscal years ended June 30, 2009, 2008 and 2007 were as follows:

	Fiscal years ended June 30,
	2009	2008	2007
Current:
Federal	$(177,807)	$72,550	$118,067
State	13,497	12,933	34,859

Total current tax expense (benefit)	(164,310)	85,483	152,926
Deferred:
Federal	(15,353)	(199,976)	81,899
State	(8,156)	(37,387)	21,609

Total deferred tax expense (benefit)	(23,509)	(237,363)	103,508

Income tax (benefit) expense	$(187,819)	$(151,880)	$256,434

        The sale of NC Residuals Owners Trust and the net operating losses are expected to generate a cash refund for taxes previously paid, resulting in an income tax receivable of approximately $166,410 at June 30, 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(20) Income Taxes (Continued)

        The following table reconciles the expected federal income tax expense (benefit) (computed by applying the federal statutory tax rate to income (loss) before taxes) to recorded income tax expense (benefit) for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,
	2009	2008	2007
Computed federal tax expense (benefit)	$(192,794)	$(135,435)	$219,718
State tax, net of federal benefit	3,472	(15,895)	36,704
Other	1,503	(550)	12

Income tax expense (benefit)	$(187,819)	$(151,880)	$256,434

        The tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities were as follows:

	June 30,
	2009	2008
Deferred tax assets:
Residual fees, net	$5,331	$35,729
Deferral of unrealized loss on loans held for sale	25,687	—
Depreciation and amortization	3,202	—
Deferred compensation	1,434	3,082
Other	3,109	2,282

Total net deferred tax asset	38,763	41,093
Deferred tax liability:
Structural advisory fees	(21,813)	(47,639)
Deferred recognition for tax purposes of intercompany income	(2,887)	(3,290)
Asset servicing fees	(939)	—
Depreciation and amortization	—	(549)

Total deferred tax liability	(25,639)	(51,478)

Net deferred tax asset (liability)	$13,124	$(10,385)

        We have determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and available tax planning strategies. We will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(20) Income Taxes (Continued)

Unrecognized Tax Benefits

        As a result of changes in the estimated fair value of our service receivables since June 30, 2007 and the sale of the Trust Certificate as of March 31, 2009, the related unrecognized tax benefit decreased significantly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2007	$32,319
Reductions related to positions taken in prior years	(31,590)
Expiration of statute of limitations	(419)
Increase related to positions taken in current year	6,128

Balance at June 30, 2008	6,438
Increase related to positions taken in prior years	4,864
Increase related to positions taken in current year	10,856

Balance at June 30, 2009	$22,158

        Included in the balance at June 30, 2009, are $14,402 of net unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate. During the year ended June 30, 2009, we accrued approximately $202 of interest. At June 30, 2009, we had approximately $2,058 accrued for interest and no amount accrued for the payment of penalties. Included in the balance at June 30, 2008, are $4,185 of net unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. We recognize interest and penalties (if any) in income tax expense when incurred. During the year ended June 30, 2008, we accrued approximately $1,298 of interest. At June 30, 2008, we had approximately $1,856 accrued for interest and no amount accrued for the payment of penalties.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(21) Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal years ended June 30,
	2009	2008	2007
Net income (loss)	$(363,020)	$(235,076)	$371,331

Shares used in computing net income (loss) per common share—basic	99,081	95,732	94,296
Effect of dilutive securities:
Stock options	—	—	253
Restricted stock units	—	—	296
Preferred stock	—	—	—

Dilutive potential common shares	—	—	549

Shares used in computing net income (loss) per common share—diluted	99,081	95,732	94,845

Net income (loss) per common share:
Basic	$(3.66)	$(2.46)	$3.94
Diluted	(3.66)	(2.46)	3.92
Anti-dilutive securities	8,177	945	549

        Anti-dilutive securities include restricted stock units, Series B Preferred Stock and stock options for which the conversion or exercise price exceeds fair market value at the report date.

(22) Union Federal Regulatory Capital Requirements

        Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Union Federal's equity capital was $84,286 at June 30, 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(22) Union Federal Regulatory Capital Requirements (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined).

	Regulatory Guidelines
			June 30,
		Well Capitalized
	Minimum		2009	2008
Risk-based capital ratios:
Tier 1 capital	4%	6%	37.86%	22.08%
Total capital	8	10	37.91	22.14
Tier 1 leverage ratio	4	5	34.51	18.43

        As of June 30, 2009 and 2008, Union Federal was well capitalized under the regulatory framework for prompt corrective action. In July 2009, FMC and Union Federal agreed to comply with certain requirements imposed by the OTS that could adversely affect our operations and financial condition. See Note 23, "Subsequent Events—Supervisory Agreement and Order to Cease and Desist," for additional details.

(23) Subsequent Events

        We have evaluated events subsequent to the balance sheet date through September 2, 2009, for purposes of disclosure.

Supervisory Agreement and Order to Cease and Desist

        On July 2, 2009, FMC entered into a supervisory agreement (Supervisory Agreement) with the OTS and Union Federal entered into a stipulation consenting to the issuance by the OTS of an order to cease and desist (Order).

        The Supervisory Agreement requires FMC to, among other things:

  •
  maintain Union Federal's regulatory capital ratios at the greater of: (i) the capital ratios specified in Union Federal's business plan approved by the OTS in November 2006, (ii) the capital ratios projected in a business plan found acceptable to OTS or (iii) the minimum regulatory capital requirements;

  •
  maintain a deposit at Union Federal in the amount of $30,000 until the earlier to occur of the (i) sale of Union Federal and (ii) reduction of Union Federal's private education loan concentration ratio to 50% of Union Federal's Tier 1 capital plus allowances for loan losses;

  •
  obtain prior approval of the OTS before (i) engaging in any transaction with Union Federal or (ii) paying any cash dividends, repurchasing or redeeming any shares of its stock, incurring any debt exceeding $5,000 or accepting any dividend or other payment representing a reduction in capital from Union Federal; and

  •
  obtain prior approval of the OTS in connection with any "golden parachute payment" and comply with notice requirements for certain changes in directors and senior executive officers.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009, 2008 and 2007

(dollars and shares in thousands, except per share amounts)

(23) Subsequent Events (Continued)

        The Order requires Union Federal to, among other things:

  •
  submit to the Regional Director of the OTS within 60 days a new business plan covering fiscal years 2010, 2011 and 2012, reflecting Union Federal's proposed strategy, business activities and quarterly financial projections;

  •
  develop and implement a liquidity plan that contains strategies for ensuring that Union Federal maintains adequate short-term and long-term liquidity;

  •
  adopt a concentration reduction plan that would: (i) prevent Union Federal from originating private education loans until Union Federal reduces the concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% and (ii) require Union Federal to achieve such a reduction by December 31, 2009;

  •
  engage within 60 days a qualified third-party provider, subject to approval of the Regional Director of the OTS, to perform an evaluation of the private education loans held by Union Federal as of March 31, 2009;

  •
  obtain prior approval of the OTS before increasing the dollar amount of brokered deposits;

  •
  provide the OTS with prior notice before (i) engaging in any transaction with an affiliate or (ii) entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer or director; and

  •
  obtain prior approval of the OTS in connection with any "golden parachute payment" and comply with notice requirements for certain changes in directors and senior executive officers.

        The terms of the Supervisory Agreement and the Order will remain in effect until terminated, modified or suspended by the OTS.

Supplementary Data

  Unaudited Quarterly Information

        The table below summarizes unaudited quarterly information for each of the three months in the fiscal years ended June 30, 2009 and 2008:

	Three months ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(in thousands, except per share data)
Total revenues	$(84,904)	$(86,095)	$(130,616)	$11,609
Non-interest expenses	60,930	59,138	74,972	65,793
Income tax benefit	(52,938)	(51,846)	(64,934)	(18,101)

Net loss	$(92,896)	$(93,387)	$(140,654)	$(36,083)

Net loss per share:
Basic	$(0.94)	$(0.94)	$(1.42)	$(0.36)
Diluted	(0.94)	(0.94)	(1.42)	(0.36)

	Three months ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(in thousands, except per share data)
Total revenues	$379,962	$(122,810)	$(251,788)	$(33,773)
Non-interest expenses	97,501	73,693	123,547	63,806
Income tax expense (benefit)	113,641	(78,828)	(145,785)	(40,908)

Net income (loss)	$168,820	$(117,675)	$(229,550)	$(56,671)

Net income (loss) per share:
Basic	$1.81	$(1.26)	$(2.36)	$(0.57)
Diluted	1.80	(1.26)	(2.36)	(0.57)

Quarterly revenue, operating results and profitability have varied and are expected to continue to vary on a quarterly basis primarily because of the timing, size and structure of the securitizations that we facilitate, if any. In fiscal 2008, we facilitated two securitizations in the first quarter and none in the remaining quarters. In fiscal 2009, we did not facilitate any securitization transactions.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Based on our assessment, management concluded that, as of June 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent auditors have issued an audit report on the Company's assessment of its internal control over financial reporting. That report appears on page 117 of this annual report.

/s/ DANIEL MEYERS
Chief Executive Officer and President

/s/ KENNETH KLIPPER
Managing Director, Chief Financial Officer, Treasurer and Chief Accounting Officer

  Attestation Report of our Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The First Marblehead Corporation:

        We have audited The First Marblehead Corporation's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Marblehead Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The First Marblehead Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated September 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
September 3, 2009

  Change in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fourth quarter of the fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

        Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2009 in connection with our 2009 annual meeting of stockholders, which we refer to below as our 2009 Proxy Statement.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to our executive officers and code of ethics is included in Item 1 of Part I of this report.

        The information required by this item with respect to directors will be contained in our 2009 Proxy Statement under the caption "Discussion of Proposals—Proposal One: Election of Directors" and is incorporated in this report by reference.

        The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2009 Proxy Statement under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated in this report by reference.

        The information required by this item with respect to corporate governance matters will be contained in our 2009 Proxy Statement under the caption "Information About Corporate Governance—Board Committees" and is incorporated in this report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters of the compensation committee and nominating and corporate governance committees, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or e-mailing Investor Relations at info@firstmarblehead.com.

Item 11.    Executive Compensation

        The information required by this item will be contained in our 2009 Proxy Statement under the captions "Information About Corporate Governance" and "Information About Our Executive Officers" and is incorporated in this report by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2009 Proxy Statement under the caption "Other Information—Principal Stockholders" and is incorporated in this report by reference.

        The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2009 Proxy Statement under the caption "Information About Corporate Governance" and is incorporated in this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2009 Proxy Statement under the caption "Information About Our Executive Officers" and is incorporated in this report by reference.

        The information required by this item with regard to director independence will be contained in our 2009 Proxy Statement under the caption "Information About Corporate Governance" and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in our 2009 Proxy Statement under the caption "Discussion of Proposals—Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated in this report by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report:

(1)
Financial Statements.

        The consolidated financial statements are included as Item 8 herein and are filed as part of this annual report. The consolidated financial statements include the reports made in Item 9A herein.

  (2)
  Financial Statement Schedules.

        None.

  (3)
  Exhibits.

        The exhibits set forth on the Exhibit Index following this annual report are filed as part of this annual report. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2009.

THE FIRST MARBLEHEAD CORPORATION
By:	/s/ DANIEL MEYERS Daniel Meyers Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 3, 2009:

Signature	Title(s)

/s/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ KENNETH KLIPPER Kenneth Klipper	Managing Director, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ PETER B. TARR Peter B. Tarr	Chairman of the Board
/s/ STEPHEN E. ANBINDER Stephen E. Anbinder	Director
/s/ WILLIAM R. BERKLEY William R. Berkley	Director
/s/ DORT A. CAMERON III Dort A. Cameron III	Director
/s/ HENRY CORNELL Henry Cornell	Director

Signature	Title(s)

/s/ GEORGE G. DALY George G. Daly	Director
/s/ PETER S. DROTCH Peter S. Drotch	Director
/s/ WILLIAM D. HANSEN William D. Hansen	Director

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	Amended and Restated By-laws of the Registrant
10.1.1(3)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency
10.1.2††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency
10.2(2)#	1996 Stock Option Plan, as amended
10.3(2)#	2002 Director Stock Plan
10.4(2)#	2003 Employee Stock Purchase Plan
10.5(4)#	2003 Stock Incentive Plan, as amended
10.6(1)#	Executive Incentive Compensation Plan
10.7(5)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan
10.8(6)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan
10.9#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan
10.10(7)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers
10.11(7)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers
10.12(6)#	Letter Agreement, dated June 10, 2005, between the Registrant and Peter B. Tarr
10.13#	Letter Agreement, dated February 25, 2005, between the Registrant and Kenneth Klipper
10.14(8)#	Letter Agreement, dated June 27, 2006, between the Registrant and Stephen E. Anbinder
10.15#	Letter Agreement, dated March 2, 2008, between the Registrant and Andrew J. Hawley
10.16#	Letter Agreement, dated June 30, 2008, between the Registrant and Sandra M. Stark
10.17(9)#	Letter Agreement, dated September 11, 2008, between the Registrant and Jack L. Kopnisky
10.18(10)#	Letter Agreement, dated September 30, 2008, between the Registrant and Anne P. Bowen
10.19(10)#	Letter Agreement, dated September 30, 2009, between the Registrant and Greg D. Johnson
10.20(10)#	Letter Agreement, dated October 3, 2008, between the Registrant and John A. Hupalo
10.21#	Non-Statutory Stock Option Agreement for $6.00 stock options between the Registrant and Daniel Meyers

Number	Description
10.22#	Non-Statutory Stock Option Agreement for $12.00 stock options between the Registrant and Daniel Meyers
10.23#	Non-Statutory Stock Option Agreement for $16.00 stock options between the Registrant and Daniel Meyers
10.24(6)#	Restricted Stock Unit Agreement, dated July 11, 2005, between the Registrant and Peter B. Tarr
10.25(1)#	Summary of Director Compensation
10.26(11)	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement
10.27	Indenture of Lease, dated September 5, 2003, between the Registrant and BP Prucenter Acquisition LLC, as amended
10.28	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended
10.29.1(12)	Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
10.29.2(13)	Amendment No. 1 dated as of January 30, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
10.29.3(7)	Amendment No. 2, dated August 18, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
10.30(12)	Amended and Restated Registration Rights Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P., GS Parthenon B, L.P. and the other holders named therein
10.31(14)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC
10.32(15)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC
10.33(15)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant
10.34(15)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC
10.35(15)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust
10.36(15)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC
10.37(16)	Supervisory Agreement, dated as of July 2, 2009, between the Registrant and the Office of Thrift Supervision
10.38(16)	Office of Thrift Supervision Order to Cease and Desist, dated as of July 2, 2009, in the matter of Union Federal Savings Bank

Number	Description
10.39(16)	Office of Thrift Supervision Stipulation and Consent to Issuance of Order to Cease and Desist, dated as of July 2, 2009, in the matter of Union Federal Savings Bank
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(17)	Static pool data as of June 30, 2009
99.2(17)	Supplemental presentation dated June 30, 2009

(1)
Incorporated by reference to the exhibit to the Registrant's annual report on Form 10-K filed with the SEC on August 29, 2008.

(2)
Incorporated by reference to the exhibits to the Registrant's registration statement on Form S-1 (File No. 333-108531).

(3)
Incorporated by reference to the exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(4)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on October 31, 2005.

(5)
Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the SEC on September 15, 2004.

(6)
Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the SEC on September 7, 2005.

(7)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on August 18, 2008.

(8)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on June 30, 2006.

(9)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on September 17, 2008.

(10)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on October 6, 2008.

(11)
Incorporated by reference to the exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 8, 2005.

(12)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on December 27, 2007.

(13)
Incorporated by reference to the exhibit to the Registrant's current report on Form 8-K filed with the SEC on February 4, 2008.

(14)
Incorporated by reference to the exhibit to the Registrant's quarterly report on Form 10-Q filed with the SEC on February 9, 2009.

(15)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on April 6, 2009.

(16)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on July 2, 2009.

(17)
Incorporated by reference to the exhibits to the Registrant's current report on Form 8-K filed with the SEC on August 17, 2009.

††
Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

#
This Exhibit is a management contract or compensatory plan or arrangement.