Form 10-Q
period 2009-09-30
FIRST MARBLEHEAD CORP
filed 2009-11-06
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009
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

Registrant's telephone number, including area code: (800) 895-4283

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

        As of November 5, 2009, the registrant had 99,246,664 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2009	June 30, 2009
ASSETS
Cash and cash equivalents	$168,853	$158,770
Federal funds sold	10,780	14,326
Investments	8,052	8,450
Loans held for sale	232,775	350,960
Service receivables:
Additional structural advisory fees	55,469	55,130
Asset servicing fees	4,647	2,385
Residuals	10,784	9,960

Total service receivables	70,900	67,475
Property and equipment, net	16,764	19,929
Intangible assets, net	1,733	1,931
Other prepaid expenses	3,521	3,571
Mortgage loans held to maturity, net	8,543	9,515
Income taxes receivable	159,084	166,410
Net deferred tax asset	49,707	13,124
Other assets	5,986	6,869

Total assets	$736,698	$821,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$156,372	$154,462
Education loan warehouse facility	229,474	230,137
Accounts payable and accrued expenses	30,248	21,512
Other liabilities	8,464	9,754

Total liabilities	424,558	415,865
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized at September 30, 2009 and June 30, 2009; 133 shares issued and outstanding September 30, 2009 and June 30, 2009	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized at September 30, 2009 and June 30, 2009; 106,890 and 106,768 shares issued at September 30, 2009 and June 30, 2009, respectively; 99,247 and 99,125 shares outstanding at September 30, 2009 and June 30, 2009, respectively	1,069	1,068
Additional paid-in capital	432,096	431,461
Retained earnings	62,847	156,913
Treasury stock, 7,643 shares held at September 30, 2009 and June 30, 2009, at cost	(184,246)	(184,246)
Accumulated other comprehensive income	373	268

Total stockholders' equity	312,140	405,465

Total liabilities and stockholders' equity	$736,698	$821,330

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2009	2008
Service revenues:
Additional structural advisory fees—trust updates	$363	$(17,890)
Asset servicing fees:
Fee income	2,102	—
Fee updates	160	—

Total asset servicing fees	2,262	—
Residuals—trust updates	824	(80,156)
Administrative and other fees	5,597	6,004

Total service revenues	9,046	(92,042)
Net interest income	4,440	7,137

Total revenues	13,486	(84,905)
Non-interest expenses:
Compensation and benefits	8,137	15,257
General and administrative expenses	18,139	24,447
Unrealized loss on loans held for sale	123,926	21,226

Total non-interest expenses	150,202	60,930

Loss before income taxes	(136,716)	(145,835)
Income tax benefit	(42,650)	(52,938)

Net loss	$(94,066)	$(92,897)

Net loss per share, basic	$(0.95)	$(0.94)
Net loss per share, diluted	(0.95)	(0.94)
Weighted average shares outstanding, basic	99,156	98,964
Weighted average shares outstanding, diluted	99,156	98,964

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock
									Accumulated other comprehensive income, net of tax
			Issued		In treasury
							Additional paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2008	—	$—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(92,897)	—	(92,897)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	64	64

Total comprehensive loss	—	—	—	—	—	—	—	(92,897)	64	(92,833)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	299	3	(72)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	2,555	—	—	2,555
Tax expense from employee stock options	—	—	—	—	—	—	(2,363)	—	—	(2,363)

Balance at September 30, 2008	133	$1	106,755	$1,068	(7,642)	$(184,246)	$426,544	$427,036	$173	$670,576

Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$156,913	$268	$405,465
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(94,066)	—	(94,066)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	105	105

Total comprehensive loss	—	—	—	—	—	—	—	(94,066)	105	(93,961)
Net stock issuance from vesting of restricted stock units	—	—	122	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,540	—	—	1,540
Tax expense from employee stock options	—	—	—	—	—	—	(904)	—	—	(904)

Balance at September 30, 2009	133	$1	106,890	$1,069	(7,643)	$(184,246)	$432,096	$62,847	$373	$312,140

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(94,066)	$(92,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,693	5,055
Deferred income tax benefit	(36,583)	(58,473)
Stock-based compensation	1,540	2,555
Unrealized loss on loans held for sale	123,926	21,226
Loss on disposal of property and equipment	—	1,394
Additional structural advisory fee distributions	24	1,477
Change in assets/liabilities:
Loans held for sale	(3,321)	(6,617)
Structural advisory fees	(363)	17,890
Asset servicing fees	(2,262)	—
Residuals	(824)	80,156
Other service receivables	—	3,295
Income taxes receivable	7,326	—
Other prepaid expenses	50	1,462
Other assets	883	(2,292)
Accounts payable and accrued expenses and other liabilities	5,880	(16,546)

Net cash provided by (used in) operating activities	5,903	(42,315)
Cash flows from investing activities:
Net changes in federal funds sold	3,546	(2,977)
Dispositions of investments	503	12,610
Purchases of investments	—	(11,400)
Purchases of property and equipment	(330)	(283)
Net change in mortgage loans held to maturity	972	588

Net cash provided by (used in) investing activities	4,691	(1,462)
Cash flows from financing activities:
Increase in deposits	1,910	2,254
(Payments for) proceeds from education loan warehouse facility	(663)	1,340
Payment of capital lease obligations	(854)	(955)
Tax expense from stock-based compensation	(904)	(2,363)
Issuance of non-voting convertible preferred stock, net	—	125,858
Repurchase of common stock	—	(253)

Net cash (used in) provided by financing activities	(511)	125,881

Net increase in cash and cash equivalents	10,083	82,104
Cash and cash equivalents, beginning of period	158,770	70,280

Cash and cash equivalents, end of period	$168,853	$152,384

Supplemental disclosures of cash flow information:
Interest paid	$2,319	$4,933
Income taxes paid	$109	$26,234

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        Unless otherwise indicated or unless the context of the discussion requires otherwise, all references in these Notes to Unaudited Condensed Consolidated Financial Statements to "we", "us", "our" or similar references mean The First Marblehead Corporation (FMC) and its subsidiaries on a consolidated basis. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2009 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 3, 2009.

        We offer outsourcing services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. In addition, we provide administrative and other services to securitization trusts that we have facilitated, asset servicing to the third-party owner of certain of those securitization trusts (NCSLT Trusts) and portfolio management services to a limited number of clients. Our subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that, prior to fiscal 2009, offered private education loans directly to consumers and continues to offer residential and commercial mortgage loans, retail savings products, time deposit products and money market accounts. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS). Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes.

        Prior to fiscal 2009, we structured and facilitated the securitization of private education loans generated by our clients through a series of bankruptcy remote, special purpose statutory trusts. Through the securitization process, the trusts obtained loans from the originating lenders or their assignees, which relinquished to the trust their ownership interest in the loans. The debt instruments issued by the trusts to finance the purchase of these private education loans are obligations of the trusts, not obligations of us or the originating lenders or their assignees. For our past securitization services, we are entitled to receive additional structural advisory fees from the trusts over time. Effective March 31, 2009, we sold the trust certificate (Trust Certificate) of our subsidiary NC Residuals Owners Trust, formerly known as GATE Holdings, Inc., a statutory trust that owned certain certificates of beneficial ownership interests, also known as residuals, of the NCSLT Trusts. The NCSLT Trusts held substantially all of the private education loans previously securitized by us and guaranteed by The Education Resources Institute, Inc. (TERI), a not-for-profit organization. As a result of the sale, we are no longer entitled to receive residual cash flows from the NCSLT Trusts. However, we continue to be entitled to receive residual cash flows from other trusts, and we are entitled to receive asset servicing fees for our services that support the purchasers' ownership of the Trust Certificate. In addition, during fiscal 2009, we began to receive service fees for stand-alone services for loan origination and default prevention and collections services.

Servicing Concentration

        As of September 30, 2009, there were seven loan servicers providing loan services to trusts that we facilitated. Servicers provide administrative services relating to loans, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

inquiries, and collecting and crediting payments received from borrowers. As of September 30, 2009, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which we facilitated origination. PHEAA also operates under the name American Education Services.

Business Trends, Uncertainties and Outlook

        Asset-backed securitizations have historically been our sole source of permanent financing for clients' private education loan programs. Conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008, and disruptions have persisted, to a lesser extent, through November 6, 2009. Our business has been and continues to be materially adversely impacted by these market dynamics, including an inability to access the securitization market. We did not complete a securitization transaction during fiscal 2009 or the first quarter of fiscal 2010, and we expect the structure and pricing terms in future financing transactions, if any, to be substantially less favorable than in the past.

        In addition, credit performance of consumer-related loans generally, and the private education loans held by us and the various securitization trusts we have facilitated, have been adversely affected by general economic conditions in the United States, including increasing unemployment rates. We increased the projected weighted-average gross default rates for the NCSLT Trusts by 415 basis points between September 30, 2008 and 2009, and by a total of 1,089 basis points since June 30, 2006. The portfolio of private education loans held by us has also experienced a higher level of defaults than we originally projected. Credit rating agencies have taken negative rating actions with respect to certain securitizations that we previously facilitated, and the interest rate, economic and credit environments may continue to have a material negative effect on the estimated fair value of our service receivables and loans held for sale.

        Our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI. TERI guaranteed the loans held by the NCSLT Trusts, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The TERI Reorganization has had, and will likely continue to have, a material negative effect on securitization trusts' ability to realize guaranty obligations of TERI, our client relationships, our facilitated loan volumes, the value of our service receivables, and our ability to realize fully the cost reimbursement obligations of TERI. See Note 5, "Commitments and Contingencies—TERI Reorganization—Challenge to Security Interests," for more information on the TERI Reorganization and its impact on our operations.

        During fiscal 2009, we implemented a plan to adjust our business model and address some of the uncertainties facing us. We made major changes in senior management, significantly reduced our operating expenses and sold the Trust Certificate. The sale of the Trust Certificate, coupled with operating losses for fiscal 2009, generated a refund on October 1, 2009 from the Internal Revenue Service (IRS) for income taxes previously paid of $176,636 and is expected to eliminate certain future tax liabilities, which would have had a material negative effect on our financial condition and liquidity. See Note 11, "Income Taxes," for additional information.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        We significantly refined our product offerings and added fee-for-service offerings such as portfolio management and asset servicing during fiscal 2009. Our new Monogram product has been designed to provide prospective lenders with flexible product features intended to meet their desired risk control and return objectives, while also providing borrowers with some ability to configure the terms of their private education loans. The Monogram product, which was completed in August 2009 and had not been fully deployed to any clients as of November 6, 2009, also incorporates refinements to our origination process, including an enhanced application interface, an expanded credit decisioning model and additional disbursement and data capabilities. It has been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on credit enhancement. The success of the new product will be critical to growing and diversifying our revenues and client base.

        Our near term financial performance and future growth depend, in large part, on our ability to successfully market our new product and transition to more fee-based revenues. We are uncertain whether former, current or prospective clients will be interested in the new product offering, particularly in the current economic environment. As of November 6, 2009, Union Federal is not expected to participate as a program lender during fiscal 2010 in light of regulatory constraints. See Note 13, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," for additional details.

Summary of Significant Accounting Policies

        Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the reported disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the recognition of service revenues and the valuation of our service receivables and portfolio of private education loans held for sale. Interim results are not necessarily indicative of results to be expected for the entire fiscal year.

(a) Cash and Cash Equivalents

        All highly liquid debt instruments purchased with original maturities of three months or less on the date of purchase and all funds invested in money market funds are considered cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

(b) Loans Held for Sale

        Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is evaluated on a quarterly basis. When available, the fair value is based on quoted market values. We have incorporated the sales price received for private education loans sold in the second quarter of fiscal 2010 in our determination of fair value at September 30, 2009. In the absence of readily determined market values, fair value is estimated by management based on the present value of expected future cash flows from the loans held for sale. These estimates are based on historical and third-party data and our industry experience with the assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates, the proportion of buyer's equity to financing and the corresponding weighted-average cost of capital commensurate with the risks involved. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. Changes in the carrying value of loans held for sale are recorded as a separate component of non-interest expense.

        Loans in default (greater than 120 days past due) are fully reserved. If a private education loan is delinquent by greater than 90 days, the accrual of interest income on that loan is discontinued until the loan is brought current or paid. Past due status is based on the contractual terms of the credit agreement between the lender and the borrowers.

(c) Fair Value of Financial Instruments

        The Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, of the Financial Accounting Standards Board (FASB) permits, but does not require, entities to measure many financial instruments and certain other items not specifically identified in other topics of the ASC, such as available-for-sale investments, to be measured at fair value. We did not elect to measure additional assets and liabilities at fair value.

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

(d) Revenue Recognition

        Additional Structural Advisory Fees.    We recognize as service revenues additional structural advisory fees for structuring and facilitating the securitization of the private education loans held by various securitization trusts, principally the NCSLT Trusts. We are entitled to receive additional structural advisory fees over time, based on the amount of loans outstanding in the trusts from time to time over the life of the trusts.

        Additional structural advisory fees receivables are carried at fair value. In the absence of readily determined market values, we update our estimates of the fair value of additional structural advisory fees receivables on a quarterly basis, based on the present value of expected future cash flows. Our estimates consider changes in discount rates, the estimated operational expenses for the separate securitization trusts and trust performance assumptions, including the expected annual rate and timing of loan defaults, TERI's obligation to pay default claims, expected recoveries on defaulted loans, including use of recoveries to replenish the segregated reserve accounts pledged to the securitization trusts by TERI to secure its guaranty obligations (Pledged Accounts), the annual rate and timing of education loan prepayments, the trend of contractual and market interest rates over the life of the loan pool, including the forward London Interbank Offered Rate (LIBOR), the cost of funding outstanding auction rate notes, the existence of Trigger Events (defined below) and the discount rate commensurate with the risk involved. These assumptions are based on historical and third-party data, and our industry experience.

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

        If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. Changes to the value of these receivables are recorded in the statement of operations as additional structural advisory fees-trust updates. We generally become entitled to receive these additional fees, plus interest, once the ratio of trust assets to trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5%, or after all noteholders have been paid in full. Our receipt of these fees may be significantly delayed as a result of the TERI Reorganization, thereby decreasing the estimated fair value of the receivables.

        Asset Servicing Fees and Residuals.    During the first quarter of fiscal 2009, we had the right to receive a portion of the residual interests, if any, generated by securitization trusts that we facilitated. This right was junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees. As a result of the sale of the Trust Certificate in the third quarter of fiscal 2009, we are no longer entitled to residuals receivables from the NCSLT Trusts, but we continue to be entitled to receive residuals receivables from trusts other than the NCSLT Trusts. We entered into an asset services agreement (Asset Services Agreement) with the third-party purchaser of the Trust Certificate in April 2009. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the loans owned by the NCLST Trusts. Our receipt of the fees, however, is contingent upon distributions available to the third-party owners of the residual interests in the NCSLT Trusts. See Note 4, "Service Receivables and Related Revenues," for further detail regarding the sale and related fees.

        The fair values of asset servicing fees and residuals receivables were estimated by management using the same assumptions used for additional structural advisory fees receivables, with the exception of the discount rate which was adjusted to be commensurate with the risks involved. Changes in the fair value of asset servicing fees and residuals receivables are recognized as service revenues.

        Administrative and Other Fees.    Administrative fees are received from the securitization trusts for services performed in administering securitization trusts, including the daily management of the trusts, coordination of loan servicers and reporting information to the parties related to the securitization. The fees are based upon a percentage of the outstanding principal balance of the loan principal of each of the trusts. The fees vary with each separate securitization and are recognized in service revenue when earned, as administrative services are provided.

        During the fourth quarter of fiscal 2009, we began receiving fees from certain securitization trusts under a special servicing agreement. These fees are paid by the securitization trusts for the performance by us of default prevention services and management of private education loan collections. Such fees are based, in part, upon the reimbursement of expenses, and are recognized as the expenses are incurred. Other fees are earned on a stand-alone fee-for-service basis and are considered earned in the period in which the service was provided, or in the case of loan originations, at the time the funds are disbursed.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        Net Interest Income.    Interest income and expense is recognized using the effective interest method.

(e) Income Taxes

        In determining a quarterly provision for income taxes, the estimated annual effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The estimated annual effective tax rate also includes our best estimate of the ultimate outcome of tax audits.

        The asset and liability method of accounting is utilized for recognition of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized in connection with the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry backs and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as tax expense (benefit) in the period that includes the enactment date. A deferred tax asset valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

(f) Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the basic weighted-average number of shares of common stock outstanding for the periods presented. Diluted net loss per share is computed by dividing net loss by the basic weighted-average shares and common stock equivalent shares outstanding during the period, if common stock equivalent shares are dilutive. The weighted-average shares and common stock equivalent shares outstanding have been determined in accordance with the treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding stock options, conversion of preferred stock to common stock and the vesting of restricted stock units.

(g) Consolidation

        Our consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At September 30, 2009 and 2008, each of the securitization trusts created after January 31, 2003, has met the criteria to be a qualified special-purpose entity (QSPE) as defined by ASC 860-40, Transfers and Servicing-Transfers to Qualifying Special Purpose Entities (ASC 860-40). Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in our being considered the primary beneficiary of such trusts, have been amended in order for them to be considered QSPEs.

        On June 12, 2009, FASB issued Financial Accounting Standard 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140 (FAS 166) and Financial Accounting Standard

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

167, Amendments to FASB Interpretation No. 46(R) (FAS 167). Both statements are effective beginning with our financial statements for fiscal year 2011. FAS 166 removes the concept of a QSPE from ASC 860-40 and removes the exception from consolidation for qualifying special-purpose entities from ASC 810-10, Consolidation (ASC 810-10).

        FAS 167 amends ASC 810-10 to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        As of November 6, 2009, we are evaluating the impact that adoption of these statements will have on our consolidated financial condition and results of operations.

(2) Cash and Cash Equivalents

        The following table summarizes our cash and cash equivalents:

	September 30, 2009	June 30, 2009
Cash equivalents	$154,103	$142,723
Interest-bearing deposits with banks	7,940	11,550
Non-interest-bearing deposits with banks	6,810	4,497

Total cash and cash equivalents	$168,853	$158,770

        We invest in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs for the money market fund. Members of the immediate family of one of FMC's directors owned approximately 65% of Milestone Group Partners as of September 30, 2009, making MCM a related party. At September 30, 2009, and June 30, 2009, approximately $47,772 and $59,983 of our holdings in money market funds, respectively, were invested in funds managed by MCM.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Loans Held for Sale

        The following table reflects the carrying value of private education loans held for sale:

	September 30, 2009	June 30, 2009
Principal and interest of loans	$529,862	$526,542
Fair value adjustment	(297,087)	(175,582)

Net carrying value	$232,775	$350,960

Principal and interest of loans:
Delinquent (>90 days past due)	$5,883	$17,329
In default (>120 days past due)	40,260	15,112
Pledged as collateral under education loan warehouse facility	263,478	261,923

        We classify our private education loan portfolio as held for sale. A portion of our private education loan portfolio has been pledged as collateral to a third-party conduit lender pursuant to an education loan warehouse facility. Loans used to secure the education loan warehouse facility are subject to call provisions by the third-party lender; therefore, we do not have the ability to hold those loans to maturity. The conduit lender's recourse to us under the indenture is limited to the private education loans pledged as collateral.

        During the first quarter of fiscal 2010, we received a bid for a private sale of all loans less than 31 days delinquent held by Union Federal. This bid served as the basis of our fair value estimate of all such loans held at September 30, 2009, including those securing the education loan warehouse facility, adjusted for differences in loan performance. Loans greater than 120 days delinquent were fully reserved.

        On October 16, 2009, Union Federal sold a portfolio of private education loans, representing approximately 88% of its portfolio of private education loans held for sale, to a third party. See Note 14, "Subsequent Events—Disposition of Union Federal Private Education Loans," for additional information.

(4) Service Receivables and Related Revenues

        Additional structural advisory fees, asset servicing fees and residuals receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased private education loans facilitated by us. The fees are expected to be paid directly from the various securitization trusts.

        Effective March 31, 2009, we entered into a purchase agreement with VCG Owners Trust and VCG Securities, LLC, pursuant to which we transferred to the purchasers our sole ownership of the Trust Certificate. As a result, we are no longer entitled to the residual cash flows of the NCSLT Trusts. In consideration for the sale of the Trust Certificate, the purchasers agreed to bear all future federal and state tax liabilities associated with the NCSLT Trust residuals.

        We entered into an asset servicing agreement in April 2009, pursuant to which we have agreed to provide certain services to the purchasers of the Trust Certificate to support their ownership of the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

NCSLT Trust residuals, including analysis and valuation optimization services and services relating to funding strategy. As compensation for our services, we are entitled to an asset servicing fee, calculated as a percentage of the aggregate outstanding principal balance of loans outstanding in the NCSLT Trusts. Although this fee is earned monthly, we will not receive any asset servicing fees until the purchasers have begun to receive residual cash flows.

        At September 30, 2009 and 2008, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12,569,949 and $13,532,840, respectively. The underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans, of which approximately 32.8% were in deferment, 6.4% were in forbearance and 60.8% were in repayment status as of September 30, 2009. Approximately 88.1% of the loans in repayment status as of September 30, 2009 were current, 4.9% were between 31 and 90 days past due, 3.8% were between 91 and 180 days past due, and 3.2% were greater than 180 days past due. As of September 30, 2009, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status in the NCSLT Trusts was 12.2%.

        The following table shows the approximate weighted average assumptions for loan performance and discount rates of the NCSLT Trusts and changes made to our assumptions during the quarter:

	September 30,
	2009		2008
	Rate	Rate Change for the Quarter	Rate	Rate Change for the Quarter
Discount rate—additional structural advisory fees	11.30%	(1.23)%	11.07%	1.35%
Discount rate—asset servicing fees and residuals	16.00	(1.00)	16.35	1.47
Gross default rate	20.11	1.11	15.96	1.13
Net default rate	12.07	0.67	8.30	0.59
Recovery rate	40.00	—	48.00	—
Prepayment rate	8.01	—	8.40	—

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Bond rate. During the first quarter of fiscal 2010, we decreased the spread by 100 basis points, to 800 basis points. In decreasing the spread, we considered, among other things, decreasing yield curves for certain composite indices for B-rated corporate bonds with 12- and 15-year maturities, as well as decreases in the broader ABS marketplace during the quarter. In addition, the 10-year U.S. Treasury Bond rate decreased by 23 basis points during the first quarter of fiscal 2010, to 3.30% at September 30, 2009. As a result, we applied a discount rate of 11.30% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in an increase of $7,453 during the first quarter of fiscal 2010.

        During the first quarter of fiscal 2009, due to the continued dislocation in the debt capital markets and the private student loan securities sector, we increased the spread over the 10-year U.S. Treasury Bond rate by 150 basis points, to 725 basis points, in determining the discount rate. The 10-year U.S. Treasury Bond rate decreased by 15 basis points, to 3.82%, during the period. As a result, we applied a

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

discount rate of 11.07% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $14,066 during the first quarter of fiscal 2009.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for valuing our asset servicing fees and residuals receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. During the first quarter of fiscal 2010, due to the tightening of credit spreads in the debt capital markets, we decreased our discount rate by 100 basis points, to 16.00%, for purposes of estimating the fair value of our asset servicing fees and residuals receivables. The decrease in the discount rate resulted in an increase in residuals receivables of $1,176 during the quarter.

        During the first quarter of fiscal 2009, due to widening credit spreads in the debt capital markets, we increased our weighted-average discount rate by 147 basis points, to 16.35%. The increase in the discount rate resulted in a decrease in the estimated fair value of our residuals receivables of $43,643 during the quarter.

        Default and Recovery Rates.    During the first quarter of fiscal 2010, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our service receivables from 19.00% to 20.11%. The 111 basis points increase reflects actual default experience in excess of projections. The increase in the gross default rate resulted in an increase in the assumed weighted-average net default rate from 11.40% to 12.07% during the first quarter of fiscal 2010, with no changes made to the assumptions for recovery rate. The increase in the net default rate resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of $1,729 during the quarter. In addition, during the quarter we recorded a decrease of $4,692 in the estimated fair value of additional structural advisory fees for potential deviations in the collateral performance of securitized loans. Changes to the net default rate did not have a material impact on the estimated fair value of our asset servicing fees or residuals receivables.

        During the first quarter of fiscal 2009, the increase in the net default rate was made as higher default rates were experienced in the trusts and resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of $3,133, and a decrease in the estimated fair value of our residuals receivables of $40,728, as we did not sell the Trust Certificate until the third quarter of fiscal 2009.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during the first quarter of fiscal 2010 by extending the period during which decreased prepayments were expected to persist. As of September 30, 2009, we assumed that the current prepayment rate will persist until September 30, 2010, and then eventually revert to historical norms during the ensuing 12 months. These changes did not have a material impact on the estimated fair value of our service receivables.

        During the first quarter of fiscal 2009, we did not adjust our assumptions for prepayment rates.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

        Forward LIBOR Curve.    LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts. During the first quarters of fiscal 2010 and 2009, there was a tightening in the forward LIBOR curve, which resulted in a decrease in the estimated fair value of our structural advisory fees of $2,048 during the first quarter of fiscal 2010, and decreases to our additional structural advisory fees and residuals receivables of $4,135 and $5,984, respectively, during the first quarter of fiscal 2009.

        The following table summarizes changes in the estimated fair value of our additional structural advisory fees receivables:

	Three months ended September 30,
	2009	2008
Fair value at beginning of period	$55,130	$113,842
Cash received from trust distributions	(24)	(1,477)
Trust updates:
Passage of time—fair value accretion	1,746	2,789
Decrease (increase) in discount rate assumption	7,453	(14,066)
Increase in timing and average default rate	(1,729)	(3,133)
Decrease in forward LIBOR curve	(2,048)	(4,135)
Other factors, net	(5,059)	655

Net change from trust updates	363	(17,890)

Fair value at end of period	$55,469	$94,475

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

        The following table summarizes the changes in the estimated fair value of our residuals receivable:

	Three months ended September 30,
	2009	2008
Fair value at beginning of period	$9,960	$293,255
Trust updates:
Passage of time—fair value accretion	426	10,931
Decrease (increase) in discount rate assumption	1,176	(43,643)
Decrease (increase) in forward LIBOR curve	22	(5,984)
Increase in timing and average default rate	—	(40,728)
Other factors, net	(800)	(732)

Net change from trust updates	824	(80,156)

Fair value at end of period	$10,784	$213,099

        TERI's Obligation to Pay Claims.    We did not adjust our assumptions regarding TERI during the first quarter of fiscal 2010 or 2009, including our assumption that all future recoveries on defaulted TERI-guaranteed loans would be available to replenish the trusts' Pledged Accounts. See Note 5, "Commitments and Contingencies—TERI Reorganization—Challenges to Security Interests." For a discussion of the sensitivity of the additional structural advisory fees and residuals receivables to variations in our assumptions and estimates, see "Service Revenue and Receivables" and "Sensitivity Analysis" under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

(5) Commitments and Contingencies

(a) Agreements with Lender Clients

        At September 30, 2009, the principal balance of loans facilitated and available to us for securitization was $1,256,047. Under the terms of purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's TERI-guaranteed private education loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of our purchase agreements, if we fail to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. Under certain of these purchase agreements, the TERI Reorganization constitutes a "market disruption event," suspending our contractual obligation to close a securitization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. Purchase agreements applicable to approximately $485,518 of the facilitated loan volume available for securitization as of September 30, 2009 may be subject to liquidated damages provisions in the event we fail to facilitate a securitization in breach of our

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5) Commitments and Contingencies (Continued)

obligations. Our potential liability under our loan purchase agreements is dependent, in part, upon the outcome of the TERI Reorganization and is not determinable at this time.

        Although we generally have an obligation to use our best efforts to facilitate the purchase of the clients' TERI-guaranteed loans during a specified loan purchase period, no amounts have been accrued in the financial statements as a result of the market disruption clauses and the TERI Reorganization.

(b) TERI Reorganization—Challenge to Security Interests

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

        On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on securitization trusts' ability to realize guaranty obligations of TERI, our client relationships, facilitated loan volumes, the value of our service receivables and our ability to realize fully TERI's cost reimbursement obligations. In connection with the TERI Reorganization, our master agreements with TERI have been terminated, including our master servicing agreement, our database sale and supplementation agreement and our master loan guarantee agreement. We entered into a transition services agreement with TERI pursuant to which we agreed to provide certain services to TERI through September 2008, and TERI affirmed both our rights to certain data and certain data restrictions applicable to TERI. In addition, Union Federal entered into stipulations in the context of the TERI Reorganization relating to the termination of its agreements with TERI and the settlement of related claims. We have filed a general unsecured claim with regard to $16.0 million of processing fees from TERI that were due pursuant to the master servicing agreement, but unpaid, prior to the filing of TERI's bankruptcy petition.

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted loans, including defaulted loans from the NCSLT Trusts, in April 2008. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to purchase defaulted loans from the securitization trusts using cash in the Pledged Accounts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. As of November 6, 2009, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        The Bankruptcy Court's June 2008 order also granted parties rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the official committee of unsecured creditors of TERI (Creditors Committee) filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc. (FMDS) as administrator of such trusts. The complaint

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5) Commitments and Contingencies (Continued)

generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $600,000 as of September 30, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling more than $35,000 as of September 30, 2009. In February 2009, pending resolution of the issues raised in the Creditors Committee's complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the Pledged Accounts.

        In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motions to dismiss in April 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS filed a response to the opposition and amended complaint in May 2009. In September 2009, the Bankruptcy Court denied the motions to dismiss. We have not adjusted our accounting assumptions as of September 30, 2009 in response to the adversary proceeding. We continued to assume that the trusts have valid and enforceable security interests in, among other collateral, future recoveries on defaulted loans owned by TERI and that such recoveries would eventually be available to replenish the trusts' Pledged Accounts.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests in the funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. Recoveries from defaulted loans not transferred to TERI, however, would remain available to the trusts. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

        On September 22, 2009, a Joint Plan of Reorganization of TERI and the Creditors Committee was filed in the Bankruptcy Court. On October 22, 2009, a First Amended Joint Plan of Reorganization of TERI and the Creditors Committee and an accompanying Disclosure Statement were filed. The plan includes a proposed settlement of the adversary complaint and includes other provisions that would affect the claims of the NCSLT Trusts. Approval of the plan of reorganization may not be solicited until the disclosure statement has been approved by the Bankruptcy Court.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Stockholders' Equity

Series B Non-Voting Convertible Preferred Stock

        In December 2007, FMC entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners. Pursuant to the Investment Agreement, we agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock). On August 18, 2008, FMC issued 133 shares of newly designated Series B Preferred Stock at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible, at the option of the holders, into 8,847 shares of common stock, at a conversion price of $15.00 per share. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on common stock. Upon liquidation, dissolution or winding up of FMC, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with common stock in the distribution of remaining assets.

(7) Fair Value of Financial Instruments

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

        Investments available for sale are mortgage-backed agency securities that are marked to market using pricing from an independent third party and are classified as Level 2 in the hierarchy. Prior to the issuance of these financial statements, we received a bid from a third party for a portion of Union Federal's loans held for sale. For that portion of loans held for sale, we used the bid price as our estimate of fair value. Those loans are also classified as Level 2 in the hierarchy. On October 16, 2009, Union Federal completed the sale of that portion of its private education loans held for sale to the third party. See Note 14, "Subsequent Events—Disposition of Union Federal Private Education Loans," for additional information.

        Market prices are not available for our structural advisory fees receivables, asset servicing fees receivables or residuals receivables, and only on a limited basis for our loans held for sale. As a result, we estimated fair value utilizing internally-developed discounted cash flow models which include assumptions regarding prepayment rates, net default rates, the LIBOR forward interest rate curve, operational expenses, and auction rate note interest rates, as well as the market prices obtained from the sale of a portion of Union Federal's portfolio, adjusted to reflect differences in performance between the loans sold and those we retained. These assets are classified within Level 3 of the valuation hierarchy.

        We believe that the carrying values of federal funds sold and deposits approximate fair value due to their short duration.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(7) Fair Value of Financial Instruments (Continued)

        The following table presents financial instruments carried at fair value as of September 30, 2009 and June 30, 2009, by caption on the consolidated balance sheet and in accordance with the valuation hierarchy described above on a recurring and nonrecurring basis:

	September 30, 2009				June 30, 2009
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
Assets:
Recurring:
Cash equivalents	$154,103	$—	$—	$154,103	$142,723	$—	$—	$142,723
Investments	—	8,052	—	8,052	—	8,450	—	8,450
Additional structural advisory fees	—	—	55,469	55,469	—	—	55,130	55,130
Residuals	—	—	10,784	10,784	—	—	9,960	9,960
Asset servicing fees	—	—	4,647	4,647	—	—	2,385	2,385
Non-recurring:
Loans held for sale	—	121,481	111,294	232,775	—	—	350,960	350,960

Total assets:	$154,103	$129,533	$182,194	$465,830	$142,723	$8,450	$418,435	$569,608

        Our liability under the education loan warehouse facility of $229,474 at September 30, 2009, is recorded in our balance sheet at the value of outstanding principal and interest. We have elected not to apply the fair value provisions available under ASC 820-10, Fair Value Measurements and Disclosures, to this liability. We believe that the fair value of the education loan warehouse facility is limited to the fair value of assets used as collateral, which are the lender's only recourse under the facility. The estimated fair value of such assets is $106,640 at September 30, 2009.

        Please see Note 3, "Loans Held for Sale," for information with respect to loans held for sale and Note 4, "Service Receivables and Related Revenues," for a roll forward of the structural advisory fees and residuals receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Net Interest Income

        The following table reflects the components of net interest income:

	Three months ended September 30,
	2009	2008
Interest income
Cash and cash equivalents	$122	$464
Federal funds sold	2	421
Investments—available-for-sale	104	578
Loans held for sale	8,125	10,485
Mortgage loans held to maturity	129	151

Total interest income	8,482	12,099
Interest expense
Time and savings account deposits	471	1,690
Money market account deposits	228	375
Warehouse line of credit	3,200	2,696
Other interest-bearing liabilities	143	201

Total interest expense	4,042	4,962

Net interest income	$4,440	$7,137

(9) Stock-Based Compensation

2008 Meyers' Option Plan

        The Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008. In connection with the election, the Board of Directors and a subcommittee of the Compensation Committee of the Board of Directors approved the grant on August 18, 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000 shares of common stock, at an exercise price of $6.00 per share, 25% of which vested and became exercisable in August 2009, with the remainder to vest and become exercisable in three equal installments on each of the second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000 shares of common stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008; and (c) 2,000 shares of common stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008. Any unvested stock options will vest and become exercisable in full (a) if the closing sale price of the common stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (b) in the event of Mr. Meyers's death or disability, as defined in his employment agreement, or (c) in the event that Mr. Meyers' employment is terminated by us without Cause, as defined in his employment agreement, or by Mr. Meyers with Good Reason, as defined in his employment agreement. In addition, subject to certain conditions set forth in his employment agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by us and will be subject to a repurchase option by us. Each of the stock options will

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(9) Stock-Based Compensation (Continued)

expire ten years from the Grant Date. The stock options were not granted under any of our existing stockholder-approved incentive plans.

(10) General and Administrative Expenses

        The following table reflects components of general and administrative expenses:

	Three months ended September 30,
	2009	2008
General and administrative expenses:
Depreciation and amortization	$3,693	$5,055
Third-party services	6,090	7,547
Occupancy and equipment	6,336	4,960
Marketing coordination	14	3,428
Other	2,006	3,457

Total	$18,139	$24,447

(11) Income Taxes

        Income tax benefit decreased to $42,650 for the first quarter of fiscal 2010 from $52,938 million for the first quarter of fiscal 2009. The decrease in income tax benefit was primarily the result of a decrease in the amount of the loss before income tax expense between periods. In addition, during the first quarter of fiscal 2010, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 31.2% from an effective tax rate of 36.3% for the first quarter of fiscal 2009. The decrease in our effective tax rate was primarily due to certain permanent differences, expense accruals related to unrecognized tax benefits and the establishment of a deferred tax asset valuation allowance.

        We have determined that a valuation allowance is necessary for certain deferred tax assets, as it is more likely than not that these assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. We will continue to review the recognition of deferred tax assets on a regular basis.

        Net unrecognized tax benefits were $20,108 at September 30, 2009. At September 30, 2009, we had approximately $2,481 accrued for interest and no amount accrued for the payment of penalties.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. On October 1, 2009, we received $176,636 from the IRS related to our income tax receivable.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(12) Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2009	2008
Net loss	$(94,066)	$(92,897)

Net loss per common share:
Basic	$(0.95)	$(0.94)
Diluted	(0.95)	(0.94)
Shares used in computing net loss per common share:
Basic	99,156	98,964
Diluted	99,156	98,964
Anti-dilutive securities	8,880	4,731

        Anti-dilutive securities include restricted stock units, Series B Preferred Stock and stock options for which the conversion or exercise price exceeds fair market value at the report date.

(13) Union Federal Regulatory Matters

(a) Regulatory Capital Requirements

        Union Federal is subject to various regulatory capital requirements administered by certain federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2009	June 30, 2009
Risk-based capital ratios:
Tier 1 capital	4%	6%	18.80%	37.86%
Total capital	8	10	18.86	37.91
Tier 1 leverage ratio	4	5	15.01	34.51

        Union Federal's equity capital was $47,511 at September 30, 2009, down from $84,286 at June 30, 2009, primarily as a result of the write-down of the education loans held for sale. Although the reduction in equity capital had an adverse impact on capital ratios at September 30, 2009 compared to those at June 30, 2009, the sale of the loan portfolio on October 16, 2009 will result in an improvement

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Union Federal Regulatory Matters (Continued)

in our Tier 1 and total capital ratios due to the lower risk weight associated with cash and cash equivalents, as opposed to loans held for sale.

        As of September 30, 2009 and June 30, 2009, Union Federal was well capitalized under the regulatory framework for prompt corrective action. In July 2009, FMC and Union Federal agreed to comply with certain requirements imposed by the OTS that could adversely affect our operations and financial condition. See "—Supervisory Agreement and Order to Cease and Desist" below for additional details.

(b) Supervisory Agreement and Order to Cease and Desist

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

        Pursuant to the requirements of the Order, Union Federal took the following actions during the quarter ended September 30, 2009:

  •
  submitted to the OTS for review and final approval by the Regional Director of the OTS, a new business plan covering fiscal years 2010, 2011 and 2012, reflecting Union Federal's proposed strategy, business activities and quarterly financial projections;

  •
  developed, initiated implementation and submitted to the OTS for review and final approval, a liquidity plan that contains strategies for ensuring that Union Federal maintains adequate short-term and long-term liquidity;

  •
  developed, initiated implementation and submitted to the OTS for review and final approval, a concentration reduction plan to reduce the balances of private education loans held by Union Federal;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(13) Union Federal Regulatory Matters (Continued)

  •
  engaged a qualified third-party provider, subject to approval of the Regional Director of the OTS, to perform an evaluation of the private education loans held by Union Federal if required by the OTS; and

  •
  implemented a detailed compliance monitoring program that provides for frequent Board level reporting and quarterly progress reports to the OTS on actions taken by Union Federal to comply with the Order.

        The Order further requires Union Federal to, among other things:

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

        In addition, the terms of the Order require Union Federal to adopt a concentration reduction plan that would: (i) prevent Union Federal from originating private education loans until Union Federal reduces the concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% and (ii) require Union Federal to achieve such a reduction by December 31, 2009. On October 16, 2009, Union Federal sold approximately 88% of its portfolio of private education loans held for sale as of September 30, 2009. As a result, Union Federal achieved the reduction required by the concentration reduction plan. See Note 14, "Subsequent Events—Disposition of Union Federal Private Education Loans," for additional information.

        The terms of the Supervisory Agreement and the Order will remain in effect until terminated, modified or suspended by the OTS.

(14) Subsequent Events

        We have evaluated events subsequent to the balance sheet date through November 6, 2009, for purposes of disclosure.

(a) Resolution of Securities Litigation

        In April and May 2008, seven purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints alleged various claims under the Securities Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder. The complaints sought, among other relief, class certification, unspecified damages, fees and such other relief as the court deemed just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. In November 2008, a consolidated amended complaint was filed by the lead plaintiffs that contained allegations similar to the earlier complaints. In August 2009, the court issued an order granting our motion to dismiss the plaintiffs' consolidated amended

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(14) Subsequent Events (Continued)

complaint. The court did not grant plaintiffs leave to re-plead, and the period during which the plaintiffs could appeal the dismissal has expired.

        In addition, in May and June 2008, three federal derivative lawsuits were filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts. The complaints were purportedly brought on our behalf to remedy alleged violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and May 2008 or June 2008, as applicable. The complaints sought a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August, 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. On October 6, 2009, the court entered an order approving a stipulation for dismissal of the consolidated case with prejudice. No compensation in any form passed directly or indirectly from any of the defendants to plaintiffs or any of plaintiffs' attorneys.

        A state derivative action was also filed in Massachusetts Superior Court in June 2008. The complaint was purportedly brought on our behalf to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaint sought a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. On October 1, 2009, the court entered an order approving a stipulation for dismissal of the case without prejudice. No compensation in any form passed directly or indirectly from any of the defendants to plaintiffs or any of plaintiffs' attorneys.

(b) Disposition of Union Federal Private Education Loans

        On October 16, 2009, following receipt of approval from the OTS, Union Federal completed the sale of a portfolio of private education loans with an aggregate outstanding principal and accrued interest balance of approximately $233,832 pursuant to a loan purchase and sale agreement (Sale Agreement). The sale of these loans, which represented 88% of the private education loans held by Union Federal, resulted in proceeds of $121,481 to Union Federal. The carrying value of the loans at September 30, 2009 was equal to the sale price, therefore, no gain or loss on sale will be recorded in the second quarter of fiscal 2010. Following the sale, the purchaser bears the risk of future performance of the loans, including risk of future default, except as otherwise set forth in the Sale Agreement.

        On the Purchase Date, we delivered a performance guaranty (Performance Guaranty) pursuant to which we guaranty the performance by Union Federal of its obligations and agreements under the Sale Agreement. The Performance Guaranty provides that we will be released from its obligations, without any action of the purchaser, upon (1) any merger or consolidation of Union Federal into another entity as a result of which a majority of the capital stock of Union Federal is converted into or exchanged for the right to receive cash, securities or other property or (2) a sale of all or substantially all assets of Union Federal, in either case after which transaction Union Federal is no longer our subsidiary. Union Federal plans to sell the balance of its private education loan portfolio to an affiliate by December 31, 2009, subject to OTS approval.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this quarterly report.

        We use the terms "First Marblehead," "we," "us" and "our" in this quarterly report to refer to the business of The First Marblehead Corporation, or "FMC," and its subsidiaries on a consolidated basis.

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth below under "—Executive Summary—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth below under the caption "Risk Factors" in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 6, 2009.

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

        We offer prospective clients the opportunity to outsource key components of their private education loan programs to us by providing a fully integrated suite of services, including our new Monogram product offering. In addition, we offer the following services on a stand alone, fee-for-service basis:

  •
  Loan origination—We can provide loan processing services to schools and lenders, from application intake through loan disbursement. We are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

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

  •
  Trust administration—As administrator for securitization trusts that we facilitated, we monitor the performance of the loan servicers and third-party collection agencies, including ensuring compliance with servicing guidelines and review of default prevention and collections activities. In this capacity, we are responsible for reconciliation of funds among the third parties and the trusts. We also provide regular reporting to investors in the asset-backed securities, or ABS, issued by the trusts and other parties related to the trusts.

  •
  Asset Servicing—Our experience enables us to offer asset servicing such as residual analysis and valuation optimization services and strategies relating to asset funding.

        We also provide banking services such as residential and commercial mortgage loans, retail savings products, time deposit products and money market accounts through our subsidiary Union Federal Savings Bank, or Union Federal, which is a federally chartered thrift regulated by the Office of Thrift Supervision, or OTS. In the past, Union Federal has also offered private education loans directly to consumers. Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes.

        Our new Monogram product offering encompasses some or all of our service offerings and enables a lender to customize its loan program to meet its risk control and return objectives without a third-party guaranty. Specifically, the lender can customize the range of loan terms offered to its qualified applicants, such as repayment options, loan limits and borrower pricing. The Monogram product is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms offered to applicants who have been conditionally approved for a loan. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our on-line application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. The product can be structured to offer lenders either a "make and hold" or "make and sell" loan program. In "make and hold" loan programs, lenders finance the loans on their balance sheet and generally intend to continue to hold the loans through the scheduled repayment, prepayment or default. In "make and sell" loan programs, lenders intend to hold the loans on their balance sheet for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the loans generated through the Monogram loan product will generally have shorter repayment terms, higher cosigner participation rates, and an increased percentage of borrowers making payments while in school compared to our past loan products. The success of the new product will be the key driver of our future financial results and will be critical to growing and diversifying our revenues and client base. In light of regulatory constraints, Union Federal is not expected to participate as a program lender during fiscal 2010.

        Historically, the driver of our results of operations and financial condition has been the volume of private education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients' private education loan programs, and substantially all of our income was derived from such securitizations. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues bonds backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or at "cost" in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. For our past securitization services, we are entitled to receive from the trusts additional structural advisory fees over time and, in the case of certain trusts, residual cash flows.

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and, to a lesser extent, persist as of November 6, 2009. In addition, our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by The Education Resources Institute, Inc., or TERI, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. We refer in this quarterly report to TERI's bankruptcy proceedings as the TERI Reorganization. The TERI Reorganization, together with capital markets dislocations, has had, and will likely continue to have, a material negative effect on securitization trusts' ability to realize guaranty obligations of TERI, our client relationships, our facilitated loan volumes, the value of our service receivables and our ability to realize fully the cost reimbursement obligations of TERI.

        As a result, we took several measures in fiscal 2009 to adjust our business model. Our new Monogram product offering has been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on credit enhancement. We have changed our fee structure with respect to our services and developed additional services that would provide us with fee-based income as our services are provided. In addition, in August 2009, we received $132.7 million in gross proceeds from an equity financing, and we greatly reduced our annual cash expenditure requirements through reductions in headcount, consolidation of office space and other cost saving initiatives that began in fiscal 2008. Finally, as of March 31, 2009, we sold the trust certificate of NC Residuals Owners Trust, which represented our residual interests in trusts holding substantially all of the TERI-guaranteed private education loans that we previously securitized. We refer to this trust certificate in this quarterly report as the Trust Certificate, and to these trusts as the NCSLT Trusts. We remain focused on preserving capital and maximizing liquidity in these challenging market conditions.

Recent Developments

        We have summarized below certain recent developments affecting our business since the beginning of the first quarter of fiscal 2010:

  •
  On July 2, 2009, we entered into a supervisory agreement with the OTS that requires us, among other things, to maintain Union Federal's regulatory capital ratios at specified levels. We refer to the agreement in this quarterly report as the Supervisory Agreement. Union Federal entered into a stipulation in July 2009 consenting to the issuance by the OTS of an order to cease and desist, which we refer to in this quarterly report as the Order. See "Risks Relating to Regulatory Matters" in Part II, Item 1A of this quarterly report for additional details. We have taken steps to address the matters identified by the OTS in the Supervisory Agreement and the Order and the requirements imposed on Union Federal and us by the OTS.

  •
  In August 2009, we completed the development of our new Monogram product offering. As of November 6, 2009, we had not fully deployed the product to any clients, although we are engaged in discussions with national and regional lenders regarding the product offering.

  •
  On October 1, 2009, we received $176.6 million from the Internal Revenue Service as a refund for federal income taxes previously paid by us on prior taxable income. The refund resulted from our loss from operations and the sale of residual interests in the NCSLT Trusts.

  •
  We favorably resolved certain securities litigation, including state and federal shareholder derivative lawsuits. On October 1, 2009, the Massachusetts Superior Court entered an order for dismissal without prejudice of a state derivative action filed in June 2008 against certain of our current and former officers and directors and nominally against us. On October 6, 2009, the United States District Court for the District of Massachusetts entered an order for dismissal with prejudice of a consolidated federal derivative action filed against certain of our current and former officers and directors and nominally against us. In addition, the period during which plaintiffs could appeal the dismissal of the consolidated class action lawsuit filed in November 2008 has expired. No compensation in any form passed directly or indirectly from any defendant to any plaintiffs or plaintiffs' attorneys in any of these actions. See Note 14, "Subsequent Events—Resolution of Securities Litigation," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

  •
  On October 16, 2009, following receipt of approval from the OTS, Union Federal sold a portfolio of private education loans with an aggregate outstanding principal and accrued interest balance of approximately $233.8 million. The portfolio represented approximately 88% of the private education loans held by Union Federal as of September 30, 2009, measured by principal balance, and the sale resulted in gross proceeds to Union Federal of approximately $121.5 million. As a result of the sale, Union Federal achieved the reduction required by the Order in the level of private education loans held by Union Federal. Union Federal plans to sell the balance of its private education loan portfolio to an affiliate by December 31, 2009, subject to OTS approval.

Business Trends and Uncertainties

        Beginning in late 2007 and continuing through the date of this quarterly report, general economic conditions in the United States have deteriorated. Our business has been and continues to be materially adversely impacted by these conditions, and our inability to access the securitization markets as a result of market disruptions continued during the first quarter of fiscal 2010. In addition, credit performance of consumer-related loans generally, and the private education loans held by us and the various securitization trusts we have facilitated, continued to be adversely affected by general economic conditions, including increasing unemployment rates. The interest rate, economic and credit environments may continue to have a material negative effect on the estimated value of our service receivables and loans held for sale.

        During the first quarter of fiscal 2010, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our additional structural advisory fees, asset servicing fees and residuals receivables by 111 basis points to 20.11%. Since June 30, 2006, we have increased the projected weighted-average gross default rates for the NCSLT Trusts by 1,089 basis points. The portfolio of private education loans held by us has also experienced a higher level of defaults than we originally projected. During the first quarter of fiscal 2010, prepayment rates, however, remained at a rate that is extremely low by historical standards. During the first quarter of fiscal 2010, we recorded an unrealized loss of $123.9 million in connection with write-downs of our loans held for sale to their estimated fair value. We recorded aggregate losses during fiscal 2009 of $138.2 million in connection with similar write-downs. We may record a realized or unrealized loss in the future in connection with the remaining portfolio of private education loans held for sale.

        Changes in any of the following factors could materially affect our financial results:

  •
  market acceptance of our Monogram product offering and our fee for service offerings;

  •
  demand for private education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive,

    the terms and eligibility criteria for loans under the federal government's loan programs and legislation recently passed or under consideration as of November 6, 2009;

  •
  competition for providing private education financing and reluctance by lenders to participate in the private education loan market;

  •
  private education loan securitization market, including the costs or availability of financing, the impact of government efforts such as the Term Asset-Backed Securities Loan Facility, or TALF, and market receptivity to private education loan asset-backed securitizations;

  •
  regulatory requirements applicable to Union Federal and us, including the Supervisory Agreement and the Order;

  •
  valuation adjustments relating to the portfolio of private education loans held for sale by UFSB Private Loan SPV, LLC;

  •
  general interest rate and consumer credit environments, including their effect on our assumed discount, net default and prepayment rates and the trusts' ability to recover principal and interest from borrowers;

  •
  our critical accounting policies and estimates;

  •
  challenges relating to the federal income tax treatment of the sale of the Trust Certificate or our asset servicing agreement with the purchasers of the Trust Certificate, including proceedings relating to any tax refund previously received;

  •
  changes in generally accepted accounting principles, which could impact the carrying value of assets and liabilities, as well as require the consolidation of certain off-balance sheet entities;

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private education loans, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations;

  •
  developments in connection with the TERI Reorganization, including approval of the plan of reorganization proposed by TERI and the official committee of unsecured creditors, or Creditors Committee, on September 22, 2009; and

  •
  actions taken by rating agencies, including changes to transaction assumptions, ratings actions on outstanding securitization transactions and/or modifications of credit enhancement levels.

        In addition, rating agencies have expressed concerns that direct to consumer loans will experience higher levels of defaults than school channel loans. A significant portion of the loans that we have facilitated for clients in the past, and all of our private education loans held for sale at September 30, 2009, are direct to consumer loans. We believe, however, that conditions in capital markets began to improve during the first quarter of fiscal 2010, including additional issuances of private education loan ABS pursuant to the TALF program. If we are able to facilitate the securitization of private education loans in the future, we expect the structure and economics of such a transaction to be substantially different from our past transactions. We expect lower revenues and additional cash requirements on our part and limited, if any, demand for subordinate tranches of ABS.

        In July 2009, Union Federal agreed pursuant to the Order to submit to the OTS a new business plan for Union Federal covering fiscal years 2010, 2011 and 2012. We are uncertain whether the OTS will approve the new business plan that we proposed for Union Federal, including the extent to which Union Federal will be permitted to originate private education loans. See Note 13, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist."

Application of Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the report date and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

        Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," in the notes to our audited consolidated financial statements for the fiscal year ended June 30, 2009, which are included under Item 8 of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 3, 2009. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations, such as those involving recognition of service revenues and the valuation of our service receivables and portfolio of private education loans held for sale. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on our financial condition or operating performance is material.

        We have discussed our accounting policies with the Audit Committee of our Board of Directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenue and receivables and asset servicing revenue and receivables, as described below, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that we facilitate and the valuation of the portfolio of private education loans held for sale to be critical accounting policies.

  Service Revenues and Receivables

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

  •
  Asset servicing fees.  For the NCLST Trusts for which we were previously entitled to receive a portion of the residual interests, we are now entitled to receive asset servicing fees for services we are contractually obligated to perform on behalf of the new residual interest owners. Receipt of such fees is contingent upon distributions available to the owners of the residual interests of such trusts. See Note 4, "Service Receivables and Related Revenues," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

  •
  Residuals.  We also have the right to receive a portion of the residual interests, if any, generated by various securitization trusts other than the NCSLT Trusts. This right is junior in priority to the rights of the holders of the debt sold in the securitizations and additional structural advisory fees.

        As required under GAAP, we recognize the fair value of additional structural advisory fees and residuals as revenue at the time the securitization trust purchases the private education loans, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, there are no future contingencies or obligations and collection is reasonably assured. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions available to the owners of the residual interests of the trusts subject to these services. Under GAAP, we are required to estimate the fair value of the additional structural advisory fees, asset servicing fees and residuals receivables as if they are investments in securities classified as trading, similar to retained interests in securitizations. In subsequent periods, we reevaluate the estimated fair value of these receivables and recognize the change in fair value as servicing revenue in the period in which the change in estimate occurs.

        Because there are no quoted market prices for our additional structural advisory fees, asset servicing fees or residuals receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

  •
  expected annual rate and timing of loan defaults, and TERI's obligation to pay default claims, if applicable;

  •
  discount rate, which we use to calculate the present value of our future cash flows;

  •
  expected amount and timing of recoveries of defaulted loans, including use of recoveries to replenish trusts' segregated reserve accounts pledged to the securitization trusts by TERI to secure its guaranty obligations, which we refer to as Pledged Accounts;

  •
  trend of interest rates over the life of the loan pool, including the forward London Interbank Offered Rate, or LIBOR, curve and the spread between LIBOR and auction rates, if applicable;

  •
  annual rate and timing of private education loan prepayments; and

  •
  fees and expenses of the securitization trusts.

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

        At September 30, 2009 and 2008, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12.6 billion and $13.5 billion, respectively. The underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans, of which approximately 32.8% were in deferment, 6.4% were in forbearance and 60.8% were in repayment status as of September 30, 2009. Approximately 88.1% of the loans in repayment status as of September 30, 2009 were current, 4.9% were between 31 and 90 days past due, 3.8% were between 91 and 180 days past due, and 3.2% were greater than 180 days past due. As of September 30, 2009, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status in the NCSLT Trusts was 12.2%. We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of September 30, 2009, including original pool characteristics and borrower payment status, delinquency, cumulative loss and prepayment data as of September 30, 2009 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including parity ratios by trust, net recovery rates by year of default, FICO score ranges by year of loan disbursement since fiscal 2005 and by channel, six-month rolling prepayment rates and payment status by trust.

        Because our fair value estimates rely on quantitative and qualitative factors, including historical data and macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on our valuations.

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

        A securitization trust may have a life of over 20 years, based on a lifecycle for private education loans that includes borrowers' in-school deferment, grace, repayment and forbearance periods. Higher levels of loan defaults are generally expected to occur in the early years of a trust, as loans enter repayment. Recoveries on defaulted loans are expected to lag defaults by months or years, with cumulative recoveries increasing gradually over an extended period of time later in the life of a trust. As a result, at a single point in time, particularly early in the life of a trust, a trust may experience an actual net default rate that is higher than the estimated endpoint net default rate for that trust. For the same reason, we assess the actual current net default rates against an expected default timing curve, which reflects the expected speed of defaults over the life of a trust. The shape of the default curve is based in part on our proprietary database of loan performance information, reflecting data through a variety of economic cycles, and influences the estimated endpoint defaults, which in turn influence the net default rate.

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

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Bond rate. The spread represents our estimate of the risk premium related to the additional structural advisory fees. In developing the spreads, we primarily consider yield curves for certain composite indices for subordinated corporate bonds with 15-year maturities, as well as yields, including indicative yields, in the broader ABS marketplace during the fiscal quarter.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for valuing our asset servicing fees and residuals receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust. The spread over LIBOR used to estimate the future cost of funding was based on current rates paid by the trusts.

        During fiscal 2008 and fiscal 2009, failed auctions occurred and persisted with respect to auction rate notes issued by each of the five securitization trusts. As a result of the failed auctions, the auction rate notes bear interest at a contractual maximum spread over one-month LIBOR, based on the ratings assigned to the notes by certain rating agencies. During fiscal 2009, the ratings assigned to the auction rate notes were downgraded, resulting in an increase in that maximum spread. In addition, the insurance financial strength rating assigned to Ambac Assurance Corporation, which provides credit enhancement for certain auction rate notes, was downgraded in fiscal 2009, resulting in further downgrading of the ratings assigned to certain of our auction rate notes. We assumed at September 30, 2009 that all auction rate notes would continue to bear interest at their current maximum spreads until their expected maturity dates.

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

        TERI's Obligation to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as Trigger Events, upon the occurrence of which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the Trigger Event cease to exist or all notes, and related interest, are paid in full. Under the indentures, a Trigger Event generally occurs when the cumulative gross defaults of loans held by such trust exceed a specified level. As a result of the TERI Reorganization, in the third quarter of fiscal 2008, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the trust's Pledged Account, assuming that future recoveries on defaulted loans would replenish such Pledged Account. Previously, we assumed that TERI would pay default claims on a timely basis and that no default Trigger Event would occur. Although the overall expected cash flows generated by the trusts improved as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals was delayed, reducing their estimated fair value.

        In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court alleging that certain security interests granted by TERI to the trusts are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $600 million as of September 30, 2009. In September 2009, the Creditors Committee and TERI filed a proposed joint plan of reorganization that included a proposed settlement of the adversary complaint. The proposed joint plan of reorganization, which was amended in October 2009, generally proposes that defaulted loans owned by TERI with an aggregate principal balance of more than $350 million, as well as rights to future recoveries on such loans, be transferred to the trusts and defaulted loans with an aggregate principal balance of more than $250 million, as well as rights to future recoveries on such loans, be transferred to a liquidating trust for the benefit of TERI's unsecured creditors, including the trusts. We are uncertain whether the terms of the proposed settlement will be further amended and whether the trusts will vote to approve the proposed plan of reorganization and thereby opt-in to the proposed settlement. We did not adjust our assumptions regarding the trusts' security interests as of September 30, 2009. We continued to assume that the trusts had valid and enforceable security interests in, among other collateral, all future recoveries on defaulted loans owned by TERI and that such recoveries would be available to replenish the trusts' Pledged Accounts.

  Loans Held for Sale

        Loans used to secure an education loan warehouse facility provided by a third-party lender are subject to call provisions by the third-party lender; therefore, we do not have the ability to hold the loans to maturity. In addition, we classified Union Federal's education loan portfolio as held for sale because we were actively seeking a buyer of the portfolio. Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is evaluated on a quarterly basis.

        When available, the fair value is based on quoted market values. Prior to the first quarter of fiscal 2010, market prices were not available for our loans held for sale, and we relied on the assumptions noted below to estimate the fair value of such loans. Subsequent to September 30, 2009, we received a bid for a private sale of all loans less than 31 days delinquent held by Union Federal. This bid served as the basis of our fair value estimate of all such loans held at September 30, 2009, adjusted, as appropriate, for differences in loan performance of the loans retained versus those sold. In the absence of readily determined market values, the fair value is estimated by management based on the present value of expected future cash flows from the loans held for sale. These estimates are based on historical and third-party data and our industry experience with the assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates, the proportion of buyer's equity to financing and the corresponding weighted-average cost of capital commensurate with the risks involved. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. Changes in the carrying value of loans held for sale are recorded as a separate component of non-interest expense.

        Loans greater than 120 days delinquent are fully reserved. If a private education loan is delinquent by greater than 90 days, the accrual of interest income on that loan is discontinued until the loan is brought current or paid. Delinquency status is based on the contractual terms of the credit agreement between the lender and the borrowers.

        On October 16, 2009, Union Federal sold a portion of its portfolio of private education loans held for sale. See Note 14, "Subsequent Events—Disposition of Union Federal Private Education Loans," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees as well as our asset servicing fees receivable and our loans held for sale. Private education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the Pledged Accounts were unavailable to pay the trusts' default claims or if recoveries on defaulted loans were not available in whole or in part to replenish such Pledged Accounts, as a result of a plan of reorganization or otherwise, or if net defaults increase beyond the level of expected third-party reimbursement assumptions, then these changes will have an additional negative effect on the value of these assets.

        The following table shows our loan performance and discount rate assumptions and additional structural advisory fee balances at September 30, 2009 and estimated changes that would result from changes in our assumptions. The effect on the fair value of the structural advisory fees are based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at September 30, 2009.

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

	Percentage change in assumptions		Management assumptions and receivables balance at September 30, 2009	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	18.19%	19.16%	20.11%	21.04%	21.95%
Total structural advisory fees	$57,242	$56,368	$55,469	$54,551	$53,621
Change in receivables balance	3.20%	1.62%		(1.65)%	(3.33)%
Default recovery rate:
Management assumption	32.00%	36.00%	40.00%	44.00%	48.00%
Total structural advisory fees	$54,099	$54,892	$55,469	$56,009	$56,505
Change in receivables balance	(2.47)%	(1.04)%		0.97%	1.87%
Annual prepayment rate:
Management assumption	6.41%	7.21%	8.01%	8.81%	9.61%
Total structural advisory fees	$56,626	$56,039	$55,469	$54,929	$54,446
Change in receivables balance	2.09%	1.03%		(0.97)%	(1.84)%
Discount rate:
Management assumption	9.04%	10.17%	11.30%	12.44%	13.57%
Total structural advisory fees	$73,321	$63,759	$55,469	$48,279	$42,039
Change in receivables balance	32.18%	14.95%		(12.96)%	(24.21)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$45,574	$50,078	$55,469	$61,521	$68,173
Change in receivables balance	(17.84)%	(9.72)%		10.91%	22.90%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through September 30, 2009. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 20.11%.

  Consolidation

        Our consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At September 30, 2009 and 2008, each of the securitization trusts created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined by Accounting Standards Codification, or ASC, 860-40, Transfers and Servicing- Transfers to Qualifying Special Purpose Entities, which we refer to as ASC 860-40. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs.

        On June 12, 2009, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standard 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement

140, which we refer to as FAS 166, and Financial Accounting Standard 167, Amendments to FASB Interpretation No. 46(R), which we refer to as FAS 167. Both statements are effective beginning with our financial statements for fiscal year 2011. FAS 166 removes the concept of a QSPE from ASC 860-40 and removes the exception from consolidation for qualifying special-purpose entities from ASC 810-10, Consolidation, which we refer to as ASC 810-10.

        FAS 167 amends ASC 810-10 to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        As of November 6, 2009, we are evaluating the impact that adoption of these statements will have on our consolidated financial condition and results of operations.

Results of Operations

Three months ended September 30, 2009 and 2008

Summary

        The following table summarizes our results of operations:

	Three months ended September 30,		Change between periods
	2009	2008	2009-2008
	(in thousands, except per share data)
Service revenues	$9,046	$(92,042)	$101,088
Net interest income	4,440	7,137	(2,697)

Total revenues	13,486	(84,905)	98,391
Non-interest expense	150,202	60,930	89,272

Loss before income taxes	(136,716)	(145,835)	9,119
Income tax benefit	(42,650)	(52,938)	10,288

Net loss	$(94,066)	$(92,897)	$(1,169)

Net loss per share, diluted	$(0.95)	$(0.94)	$(0.01)
Diluted average shares outstanding	99,156	98,964	192

        On a fully diluted basis, we reported a net loss per share of $0.95 for the first quarter of fiscal 2010, compared with a net loss per share of $0.94 in the first quarter of fiscal 2009. The higher net loss per share for the first quarter of fiscal 2010 is attributable to higher write-downs on loans held for sale, offset in large part by lower write-downs of service revenue receivables. We did not facilitate any new securitization transactions in the first quarters of fiscal 2010 or 2009. We ceased providing loan processing services to TERI and marketing coordination services to many clients in fiscal 2009, causing a significant decrease in our cost reimbursement fee revenues and the expenses associated with them. However, we had an increase in our stand-alone fee-for-service revenues over the two periods. In total, revenues in the first quarter of fiscal 2010 increased by $101.1 million from the first quarter of fiscal 2009. Total non-interest expense increased $89.3 million over the same period, reflecting an increase in the write-down of loans held for sale of $123.9 million, partially offset by lower compensation and benefits and general and administrative expenses.

Service Revenues

        The following table summarizes the changes in our service revenues:

	Three months ended September 30,		Change between periods
	2009	2008	2009-2008
	(in thousands)		(in thousands)
Additional structural advisory fees—trust updates	$363	$(17,890)	$18,253
Asset servicing fees:
Fee income	2,102	—	2,102
Fee update	160	—	160

Total asset servicing fees	2,262	—	2,262
Residuals—trust updates	824	(80,156)	80,980

Administrative and other fees	5,597	6,004	(407)

Total service revenues	$9,046	$(92,042)	$101,088

        Additional structural advisory fees, asset servicing fees and residuals receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased private education loans facilitated by us. The fees are expected to be paid directly from the various securitization trusts.

  Additional Structural Advisory Fees

        We are entitled to receive additional structural advisory fees over time, based on the amount of loans outstanding in the trusts from time to time over the life of the trusts, with no further requirement for service on our part. In the case of the NCSLT Trusts, this portion accumulates monthly in each trust from the date of a securitization at a rate of 15 to 30 basis points per year plus accrued interest on earned but unpaid fee income. We generally become entitled to receive this additional portion, plus interest, once the ratio of assets to liabilities in the particular NCSLT Trust, which we refer to as the Parity Ratio, reaches a stipulated level, which ranges from 103.0% to 105.5%. The stipulated Parity Ratio levels may be raised if certain trust characteristics change. The level applicable to a particular trust is determined at the time of securitization. Actual Parity Ratios at September 30, 2009 ranged from 91.28% to 98.00%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust Parity Ratios as of September 30, 2009.

        We record the net present value of the future cash flows due to us from the trusts, or estimated fair value, of these fees as additional structural advisory fee receivables on the balance sheet. Additional structural advisory fees recognized in the income statement represent the change in fair value during the period in the structural advisory fee receivable, less cash received, if any. To estimate the amount and timing of the cash flows of these fees, we apply a discount rate to the estimated amount and timing of cash flows of each trust, taking into consideration default and recovery rates, prepayments, recoverability from third-party guarantors, operating expenses of the trust and trust performance assumptions, the trend of contractual and market interest rates over the life of the loan pool, the cost of funding outstanding auction rate notes, and the probability of delays due to the existence of Trigger Events, which generally occur when the cumulative gross defaults of loans held by a trust exceed a specified level. These assumptions are based on historical and third-party data and our industry experience.

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fee receivable. We expect, as of September 30, 2009, to begin to receive these fees approximately five to 22 years after the date of a particular securitization transaction. However, for many of the trusts, the bankruptcy filing of their loans' primary guarantor, TERI, or cumulative gross default rates have resulted in Trigger Events. These events may significantly delay the receipt of fees. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows.

        For the first quarter of fiscal 2010, we recorded revenue from trust updates for additional structural advisory fees of $0.4 million, compared to losses from trust updates of $17.9 million for the first quarter of fiscal 2009. The improvement is largely attributable to the decrease in the discount rate in the first quarter of fiscal 2010 as a result of the tightening of credit spreads in the current interest rate environment, compared with widening of credit spreads coupled with high default experience in the first quarter of fiscal 2009. See "—Service Revenues Receivables Assumptions" below for a discussion of each assumption.

        The following table summarizes the changes in our estimate of the fair value of the additional structural advisory fees receivable:

	Three months ended September 30,
	2009	2008
	(in thousands)
Fair value at beginning of period	$55,130	$113,842
Cash received from trust distributions	(24)	(1,477)
Trust updates:
Passage of time—fair value accretion	1,746	2,789
Decrease (increase) in discount rate assumption	7,453	(14,066)
Increase in timing and average default rate	(1,729)	(3,133)
Decrease in forward LIBOR curve	(2,048)	(4,135)
Other factors, net	(5,059)	655

Net change from trust updates	363	(17,890)

Fair value at end of period	$55,469	$94,475

  Residuals and the Sale of the Trust Certificate; Asset Servicing Fees

        Historically, as we facilitated the securitizations of loan pools, we were entitled to receive a portion of the residual cash flows, if any, generated by the various securitization trusts that purchased the loans. We recorded the estimated fair value of these residual cash flows on our balance sheet as residuals receivables. Residual fees recognized in our statement of operations represent the change during the period in the estimated fair value of residuals receivable. The estimated fair value is based on the net present value of the future cash flows due to us from the trusts related to our residual interest ownerships.

        NC Residuals Owners Trust, a statutory trust, directly or indirectly owned certain certificates of beneficial ownership interests, or residuals, of the NCSLT Trusts. As a result of our sale of the Trust Certificate, we are no longer entitled to the residual cash flows of the NCSLT Trusts, although we continue to be entitled to receive residuals from other trusts. The purchasers of the Trust Certificate agreed to bear all future federal and state tax liabilities associated with the NCSLT Trust residuals.

        During the first quarter of fiscal 2010, we recorded revenue from residuals receivables of $0.8 million, compared with losses of $80.2 million in the first quarter of fiscal 2009. The revenue in the first quarter of fiscal 2010 reflects the decrease in the discount rate used to estimate the fair value at September 30, 2009. Residuals receivables for the first quarter of fiscal 2010 relate to residuals from trusts other than the NCSLT Trusts. Losses in the first quarter of fiscal 2009 reflected changes we made to assumptions regarding discount rates, prepayment rates and net default rates used to estimate the value of our residuals receivables to all trusts, prior to the sale of the Trust Certificate. See "—Service Revenues Receivables Assumptions" below for a discussion of each assumption.

        The following table summarizes the changes in our estimate of the fair value of the residuals receivables:

	Three months ended September 30,
	2009	2008
	(in thousands)
Fair value at beginning of period	$9,960	$293,255
Trust updates:
Passage of time—fair value accretion	426	10,931
Decrease (increase) in discount rate assumption	1,176	(43,643)
Decrease in forward LIBOR curve	22	(5,984)
Increase in timing and average default rate	—	(40,728)
Other factors, net	(800)	(732)

Net change from trust updates	824	(80,156)

Fair value at end of period	$10,784	$213,099

        We entered into an asset servicing agreement, or Asset Services Agreement, in April 2009 pursuant to which we have agreed to provide certain services to the purchasers of the Trust Certificate to support their ownership of the NCSLT Trust residuals, including analysis and valuation optimization services and services relating to funding strategy. As compensation for our services, we are entitled to an asset servicing fee, calculated as a percentage of the aggregate outstanding principal balance of loans outstanding in the NCSLT Trusts. Although this fee is earned monthly, we will not receive any asset servicing fees until the purchasers have begun to receive residual cash flows. We earned asset servicing fees during the first quarter of fiscal 2010 of $2.3 million.

  Administrative and Other Fees

        Administrative and other fees decreased to $5.6 million in the first quarter of fiscal 2010 from $6.0 million in the first quarter of fiscal 2009. Administrative and other fees include trust administration fees generated from the daily management and information gathering and reporting services for parties related to securitization trusts, stand-alone fee-based loan origination, processing fees and loan portfolio default prevention services. During the first quarter of fiscal 2010, our administrative and other fees included $0.2 million in outsourcing fees from TERI, compared to $2.4 million in outsourcing fees from TERI in the first quarter of fiscal 2009. During both periods, these fees related to certain transition services provided to TERI in connection with the TERI Reorganization following termination of our master servicing agreement effective May 31, 2008, and we expect them to continue to diminish. We recorded $1.9 million of revenue related to default prevention services provided to the NCSLT Trusts during the first quarter of fiscal 2010, which partially offset the decrease in fees from TERI period over period.

Service Revenues Receivables Assumptions

        The following table shows the approximate weighted-average assumptions for discount rates and loan performance:

	At and for the three months ended September 30,
	2009		2008
	Rate	Rate Change for the Quarter	Rate	Rate Change for the Quarter
Discount rate—additional structural advisory fees	11.30%	(1.23)%	11.07%	1.35%
Discount rate—asset servicing fees and residuals	16.00	(1.00)	16.35	1.47
Gross default rate	20.11	1.11	15.96	1.13
Net default rate	12.07	0.67	8.30	0.59
Recovery rate	40.00	—	48.00	—
Prepayment rate	8.01	—	8.40	—

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Bond rate. During the first quarter of fiscal 2010, we decreased the spread by 100 basis points, to 800 basis points. In decreasing the spread, we considered, among other things, decreasing yield curves for certain composite indices for B-rated corporate bonds with 12- and 15-year maturities, as well as decreases in the broader ABS marketplace during the quarter. In addition, the 10-year U.S. Treasury Bond rate decreased by 23 basis points during the quarter, to 3.30% at September 30, 2009. As a result, we applied a discount rate of 11.30% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in an increase of $7.5 million during the first quarter of fiscal 2010.

        At September 30, 2008, due to the continued dislocation in the debt capital markets and the private education loan securities sector, we increased the spread over the 10-year U.S. Treasury Bond rate by 150 basis points, to 725 basis points. During the first quarter of fiscal 2009, the 10-year U.S. Treasury Bond rate decreased by 15 basis points, to 3.82%. As a result, we applied a discount rate of 11.07% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in a net decrease of $14.1 million during the first quarter of fiscal 2009.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for valuing our asset servicing fees and residuals receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals receivables. During the first quarter of fiscal 2010, due to tightening of credit spreads in the debt capital markets, we decreased our discount rate by 100 basis points, to 16.00%, for purposes of estimating the fair value of our asset servicing fees and residuals receivables. The decrease in the discount rate resulted in an increase in residuals receivables of $1.2 million during the quarter.

        During the first quarter of fiscal 2009, due to widening credit spreads in the debt capital markets, we increased our discount rate by 147 basis points, to 16.35%. The increase in the discount rate resulted in a decrease in the estimated fair value of our residuals receivables of $43.6 million during the quarter.

        Default and Recovery Rates.    During the first quarter of fiscal 2010, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our service receivables from 19.00% to 20.11%. The 111 basis points increase reflects actual default experience in excess of projections. The increase in the gross default rate resulted in an increase in the assumed weighted-average net default rate from 11.40% to 12.07% during the first quarter of fiscal 2010, with no changes made to the assumptions for the recovery rate. The increase in the net default rate resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of $1.7 million during the quarter. In addition, during the quarter we recorded a decrease of $4.7 million in the estimated fair value of additional structural advisory fees for potential deviations in the collateral performance of securitized loans. Changes to the net default rate did not have a material impact on the estimated fair value of our residuals receivables.

        During the first quarter of fiscal 2009, we increased the net default rate as a result of higher default rates experienced by the trusts. The increase in the net default rate resulted in a decrease in the estimated fair value of our additional structural advisory fees receivable of $3.1 million, and a decrease in the estimated fair value of our residuals receivables of $40.7 million, as we did not sell the Trust Certificate until the third quarter of fiscal 2009.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during the first quarter of fiscal 2010 by extending the period during which decreased prepayments were expected to persist. As of September 30, 2009, we continued to assume that the current prepayment rate would persist until September 30, 2010 and then eventually revert to historical norms during the ensuing 12 months. These changes did not have a material impact on the estimated fair value of our service receivables.

        During the first quarter of fiscal 2009, we did not adjust our assumptions for prepayments rates.

        Forward LIBOR Curve.    LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts. During the first quarters of fiscal 2010 and 2009, there was a tightening in the forward LIBOR curves, which resulted in a decrease to our additional structural advisory fees of $2.0 million during the first quarter of fiscal 2010, and decreases to our additional structural advisory fees and residuals receivables of $4.1 million and $6.0 million, respectively, during the first quarter of fiscal 2009.

Net Interest Income

        Net interest income decreased to $4.4 million in the first quarter of fiscal 2010 from $7.1 million in the first quarter of fiscal 2009. Interest income from cash equivalents, investments and federal funds sold decreased by $1.2 million, due primarily to sharp reductions in market rates period over period and lower volume due to the use of cash for operating expenses. Interest income from loans held for sale decreased $2.4 million due to decreases in the LIBOR index rate by more than 200 basis points. All education loans held for sale are variable-rate loans with interest rates based on a spread over LIBOR. Interest expense decreased period over period by $0.9 million, due to lower volume and rates for deposits, partially offset by higher rates for the loan warehouse facility triggered by the events of termination in fiscal 2009.

        The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities:

Consolidated average balance sheet, interest and rates
(Taxable-equivalent rates(1))

	Three months ended September 30,
	2009			2008
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
	(in thousands, except rates)
Assets
Cash and cash equivalents	$160,711	$122	0.30%	$103,917	$464	1.77%
Federal funds sold	9,323	2	0.07	89,703	421	1.86
Investments	8,063	104	5.13	81,562	578	2.81
Loans held for sale	525,147	8,125	6.14	502,900	10,485	8.27
Mortgage loans held to maturity	9,763	129	5.24	10,916	151	5.50

Total interest-earning assets	713,007	8,482	4.72	788,998	12,099	6.08
Cash and cash equivalents	1,157			609
Other assets	81,405			444,461

Total assets	$795,569			$1,234,068

Liabilities
Time and savings accounts	$102,331	$471	1.83%	$205,205	1,690	3.27%
Money market accounts	49,448	228	1.83	43,636	375	3.41
Warehouse line of credit	229,795	3,200	5.53	243,723	2,696	4.39
Other interest-bearing liabilities	11,608	143	4.87	14,105	201	5.66

Total interest-bearing liabilities	393,182	4,042	4.08	506,669	4,962	3.89
Non-interest-bearing deposits	2,043			9
All other liabilities	20,901			54,274

Total liabilities	416,126			560,952

Stockholders' equity	379,443			673,116

Total liabilities and stockholders' equity	$795,569			$1,234,068

Interest-bearing assets	$713,007			$788,998

Net interest income		$4,440			$7,137

Net interest margin			2.47%			3.59%

(1)
Taxable-equivalent rate is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue for purposes of calculating the yield. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%.

Non-interest Expenses

        Total non-interest expenses increased by $89.3 million, to $150.2 million, for the first quarter of fiscal 2010, up from $60.9 million for the first quarter of fiscal 2009. Excluding unrealized losses on loans held for sale, non-interest expenses decreased by $13.4 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The following table reflects non-interest expenses:

			Change between periods
	Three months ended September 30,
			From 2008 to 2009
	2009	2008
	(in thousands, except employee data)		(in thousands, except employee data)
Compensation and benefits	$8,137	$15,257	$(7,120)
General and administrative expenses:
Depreciation and amortization	3,693	5,055	(1,362)
Third-party services	6,090	7,547	(1,457)
Occupancy and equipment	6,336	4,960	1,376
Marketing coordination	14	3,428	(3,414)
Other	2,006	3,457	(1,451)

Subtotal—general and administrative expenses	18,139	24,447	(6,308)
Unrealized losses on loans held for sale	123,926	21,226	102,700

Total non-interest expenses	$150,202	$60,930	$89,272

Total number of employees at fiscal quarter-end	223	333	(110)

        Compensation and Benefits Expenses.    Compensation and benefits decreased to $8.1 million for the first quarter of fiscal 2010, compared with $15.3 million during the first quarter of fiscal 2009. The decrease between periods was primarily the result of a decrease in the number of employees and a decrease in severance accruals. We reduced headcount by 110 employees between September 30, 2008 and 2009.

        General and Administrative Expenses.    General and administrative expenses decreased to $18.1 million during the first quarter of fiscal 2010 from $24.4 million during the first quarter of fiscal 2009, primarily as a result of the termination of many of our marketing coordination contracts with clients and as a result of cost savings initiatives. Occupancy and equipment expenses in the first quarter of fiscal 2010 included an accrual for unoccupied leased space of $2.7 million, which will reduce our future expenses for rent.

        Unrealized Losses on Loans Held for Sale.    We recorded a write-down on loans held for sale of $123.9 million in the first quarter of fiscal 2010, compared with $21.2 million in the first quarter of fiscal 2009. Subsequent to September 30, 2009, we received a bid for a private sale of all loans less than 31 days delinquent held by Union Federal. This bid served as the basis of our fair value estimate of all such loans held at September 30, 2009, including those securing the education loan warehouse facility, adjusted for differences in the performance of loans sold versus those retained. On October 16, 2009, Union Federal sold 88% of its portfolio of private education loans held for sale to a third party for proceeds of $121.5 million.

Income Tax Benefit

        Income tax benefit decreased to $42.7 for the first quarter of fiscal 2010 from $52.9 million for the first quarter of fiscal 2009. The decrease in income tax benefit was primarily the result of a decrease in the amount of the loss before income tax expense between periods. In addition, during the first quarter of fiscal 2010, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 31.2% from an effective tax rate of 36.3% for the first quarter of fiscal 2009. The decrease in our effective tax rate was primarily due to certain permanent differences, expense accruals related to unrecognized tax benefits and the establishment of a deferred tax asset valuation allowance.

Financial Condition, Liquidity and Capital Resources

        We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through revenues from operations and issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm our business.

        Our actual liquidity and capital funding requirements may depend on a number of factors, including:

  •
  the extent to which our services and products, including our new Monogram product offering, gain market acceptance and remain competitive;

  •
  the extent to which we contribute amounts to clients in connection with our Monogram product;

  •
  the regulatory capital requirements applicable to Union Federal (see "—Support of Subsidiary Bank" below);

  •
  the amount and timing of receipt of additional structural advisory fees, asset servicing fees and residuals;

  •
  our operating and information systems needs;

  •
  the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized; and

  •
  the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders, after the termination of the Order.

        Liquidity would be required for capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, and maintaining the regulatory capital of our bank subsidiary, Union Federal.

        We had combined cash, cash equivalents, federal funds sold and investments of $187.7 million and $181.5 million, at September 30, 2009 and June 30, 2009, respectively. On October 1, 2009, we received $176.6 million from the Internal Revenue Service as a refund for federal income taxes previously paid by us on prior taxable income. On October 16, 2009, Union Federal received $121.5 million from the sale of a portion of its loan portfolio.

        Net cash provided by operating activities was $5.9 million for the first quarter of fiscal 2010, reflecting the receipt of a state tax refund, lower expenses and the timing of payments on accounts payable. Net cash used in operating activities was $42.3 million in the first quarter of fiscal 2009, reflecting the funding of operations.

        Cash provided by investing activities of $4.7 million for the first quarter of fiscal 2010 was primarily due to the net reduction in federal funds sold, available-for-sale investments and mortgages held to maturity. Cash used in investing activities of $1.5 million in the first quarter of fiscal 2009 was primarily due to the net purchases of federal funds sold, partially offset by sales of investments.

        Cash used in financing activities in the first quarter of fiscal 2010 reflected increases in the volume of deposits, partially offset by payments under capital leases and borrowings under the education loan warehouse facility. Cash provided by financing activities for the first quarter of fiscal 2009 reflected the net issuance proceeds of series B non-voting convertible preferred stock of $125.9 million.

        The following table summarizes our time deposits >$100,000 by maturity at September 30, 2009:

(in thousands)
Within three months	$36,885
Three to six months	1,713
Six months to one year	4,589
Over one year	689

$43,876

        The maturities of these deposits are not directly indicative of future timing of cash needed for financing activities because they do not take into account the clients that will rollover their funds into new time deposits or into other types of deposit accounts.

        Despite the uncertainties discussed above, we believe, based on our operating plan, that we have sufficient liquidity to fund our operations through the next twelve months.

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

        Union Federal's equity capital was $47.5 million at September 30, 2009, down from $84.3 million at June 30, 2009, due to the write-down of loans held for sale during the quarter. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). See Note 13, "Union Federal Regulatory Matters—Regulatory Capital Requirements," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for Union Federal quantitative measures. As of September 30, 2009 and June 30, 2009, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        In July 2009, FMC entered into the Supervisory Agreement and Union Federal consented to the Order, pursuant to which FMC and Union Federal agreed to comply with certain requirements imposed by the OTS. The Order required Union Federal to, among other things, reduce its concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% by December 31, 2009. On October 16, 2009, Union Federal sold approximately 88% of its portfolio of private education loans held for sale as of September 30, 2009 for $121.5 million in proceeds. As a result of the sale, Union Federal achieved the reduction required by the concentration reduction plan. See Note 13, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details on the Supervisory Agreement and Order, and Note 14, "Subsequent Events—Disposition of Union Federal Private Education Loans," for additional details on the sale of the loans.

        The Supervisory Agreement requires us to, among other things, maintain Union Federal's regulatory capital ratios at the greater of: (1) the capital ratios specified in Union Federal's business plan approved by the OTS in November 2006, (2) the capital ratios projected in a business plan found acceptable to OTS or (3) the minimum regulatory capital requirements. The terms of the Supervisory Agreement and the Order will remain in effect until terminated, modified or suspended by the OTS.

Contractual Obligations

        As of September 30, 2009, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

        Less than 3% of our customer deposits at Union Federal have fixed interest rates in excess of twelve months. Approximately 83% of the deposits have maturities of six months or less. Deposit pricing is subject to weekly examination by a committee of senior managers from Union Federal and our Finance and Risk and Compliance Departments. The committee considers competitors' pricing, inflows and outflows of deposit balances, and Union Federal's funding requirements to make pricing decisions on the desired volume of deposits in each given duration and product type.

        Outstanding borrowings under the education loan warehouse facility carry interest at prime plus 2% and reprice daily.

        The frequent repricing of our liabilities drives our investment decisions. All of our private education loans, and approximately 69% of our mortgage loans, have variable interest rates. Excess cash is primarily invested in money market funds, federal funds sold and U.S. federal agency mortgage-backed securities.

        The matching of the interest-rate characteristics and duration of assets and liabilities mitigates interest-rate risk with respect to net interest revenue. However, we are still subject to interest-rate risk because as interest rates decline, the spreads between our assets and liabilities may narrow and net interest income may decline.

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

Credit Risk

        We manage cash and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents and short-term investments are placed in highly rated money market funds, federal funds sold or government agency mortgage-backed securities.

        Union Federal offers conventional conforming and non-conforming fixed- and variable-rate first and second residential mortgage loans, as well as commercial real estate loans. We base our loan underwriting criteria primarily on credit score, consumer credit file information, and collateral characteristics. All mortgage loans are underwritten such that they are saleable to institutional investors. Union Federal does not offer high loan-to-value second mortgages, option adjustable rate mortgages, or sub-prime mortgage products.

        Private education loans are not currently offered by Union Federal and therefore we are not adding newly originated loans to the existing portfolio. We use default prevention and early awareness procedures to mitigate credit risk on the portfolio.

        Our assumptions regarding defaults and recoveries of securitized loans and TERI's obligation to pay claims on defaulted loans affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows, and our estimates of their fair value.

        If recoveries with respect to a trust's defaulted education loans would be unavailable to replenish the trust's Pledged Account, the estimated value of our additional structural advisory fees would be reduced. In the context of the TERI Reorganization, the Creditors Committee has alleged that the NCSLT Trusts do not have enforceable rights to future recoveries on defaulted loans with an aggregate principal and accrued interest balance of more than $600 million as of September 30, 2009. The Creditors Committee's adversary proceeding may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts. See "Risks Related to the TERI Reorganization" in Part II, Item 1A of this quarterly report for additional details. In addition, increases in our estimates of defaults, as well as decreases in default recovery rates would have a negative effect on the value of our additional structural advisory fees and asset servicing fees.

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In April and May 2008, seven purported class action lawsuits were filed against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints alleged various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints sought, among other relief, class certification, unspecified damages, fees and such other relief as the court deemed just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. In November 2008, a consolidated amended complaint was filed by the lead plaintiffs that contained allegations similar to the earlier complaints. In August 2009, the court issued an order granting our motion to dismiss the plaintiffs' consolidated amended complaint. The court did not grant plaintiffs leave to re-plead, and the period during which the plaintiffs could appeal the dismissal has expired.

        In addition, in May and June 2008, three federal derivative lawsuits were filed against certain of our current and former officers and directors and nominally against us in the United States District Court for the District of Massachusetts. The complaints were purportedly brought on our behalf to remedy alleged violations of federal and state law, including violations of the Exchange Act, breaches of fiduciary duties, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and May 2008 or June 2008, as applicable. The complaints sought a monetary judgment, injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. In August, 2008, the court consolidated the federal derivative cases and stayed them pending resolution of the purported class actions described above. On October 6, 2009, the court entered an order approving a stipulation for dismissal of the consolidated case with prejudice. No compensation in any form passed directly or indirectly from any of the defendants to plaintiffs or any of plaintiffs' attorneys.

        A state derivative action was also filed in Massachusetts Superior Court in June 2008. The complaint was purportedly brought on our behalf to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaint sought a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. On October 1, 2009, the court entered an order approving a stipulation for dismissal of the case without prejudice. No compensation in any form passed directly or indirectly from any of the defendants to plaintiffs or any of plaintiffs' attorneys.

        Also, we are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact to our operations or financial condition.

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

        We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter, including developments in the TERI

Reorganization and actions taken pursuant to the OTS enforcement agreements. Since our last periodic report, we have added additional risk factors entitled:

  •
  We have guaranteed the performance of Union Federal's obligations under its loan purchase and sale agreement.

  •
  We may become subject to new regulations which could increase our costs of compliance and alter our business practices.

In addition, we have made material changes to the following risk factors as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2009:

  •
  Challenges exist in implementing revisions to our business model.

  •
  If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        During fiscal 2009, we took several measures to adjust our business in response to economic conditions. Most significantly, we refined our product offerings. In August 2009, we completed the development of our new Monogram product offering, which encompasses some or all of our service offerings, including program design and portfolio management, and incorporates refinements to our origination process.

        We have limited experience with the new product offering, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty, and we are uncertain of the level of interest from former or prospective clients. As of November 6, 2009, we have not fully deployed the product to any clients. Successful sales of the Monogram loan product will be critical to growing and diversifying our revenues and client base in the future.

        Commercial banks have historically served as the initial funding sources for loans we facilitate and have been our principal clients. In the absence of securitizations, we have not been able to provide these banks with the means of liquidity necessary to support long term funding of private education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage and credit card lending losses. In addition, the synergies that previously existed between federal education loan marketing and private education loan marketing have been reduced by both the compression of margins in the federal program and regulatory restrictions on cross marketing of federal and private education loans. In response to the these changes, as well as proposed legislation that would eliminate the Federal Family Education Loan Program, or FFELP, many lenders have re-evaluated their business strategies related to education lending. In light of general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, the private education loan business may generally be less attractive to commercial banks than in the past.

        In this environment, it is uncertain whether certain commercial banks will continue funding private education loans. Some of our former clients have exited the private education loan market completely. To the extent that commercial banks exit the private education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to finance successfully loans generated through our Monogram product offering through the capital markets.

The outsourcing services market for education lending is competitive, and if we are not able to compete effectively, our results of operations may be adversely affected.

        We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their private education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have greater financial, technical or other competitive resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. As a result, our competitors or potential competitors may be better able than we are to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally.

        Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae's program to market private education loans continues to grow, or if Sallie Mae or Nelnet, Inc., which currently provides fee-based services for non-federally guaranteed loans, seeks to market more aggressively to third parties the full range of services that we offer. Other private education loan originators include JPMorgan Chase Bank, N.A., Wells Fargo & Company, Discover Financial Services, and Student Loan Corporation, an 80% owned subsidiary of Citibank, N.A.

        We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders place additional emphasis on the private education loan market and offer the services we provide in response to recent legislative initiatives affecting the availability and profitability of federal loans, including the proposed elimination of the FFELP. In addition, to the extent that Union Federal provides private education loans directly to consumers, we could compete directly with clients and former clients.

        We cannot assure you that we will be able to compete successfully with new or existing competitors. If we are not able to compete effectively, our results of operations may be adversely affected.

The growth of our business could be adversely affected by changes in government education loan programs or expansions in the population of students eligible for loans under government education loan programs.

        We focus our business exclusively on the market for private education loans, and substantially all of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private education loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal education loans, which could result in increased competition in the market for private education loans. Increased competition could adversely affect the volume of private education loans and securitization transactions that we facilitate and impede the growth of our business.

        In May 2008, the "Ensuring Continued Access to Student Loans Act of 2008" was signed into law and contains provisions which might adversely impact the demand for private education loans and outsourcing services provided by us, availability and flow of funds for private education loans, and our liquidity position. Among other things, the Act:

  •
  permits a parent borrower under the federal Parent Loan for Undergraduate Students, or PLUS, loan program to defer repayment of a PLUS loan until six months after the student ceases to carry at least one-half the normal full-time academic workload;

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

        The demand for private education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and the costs of post-secondary education. These vehicles include, among others:

  •
  home equity loans, under which families borrow money based on the value of their real estate;

  •
  pre-paid tuition plans, which allow students to pay tuition at today's rates to cover tuition costs in the future;

  •
  529 plans, which are state-sponsored investment plans that allow a family to save funds on a pre-tax basis for education expenses; and

  •
  education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings.

        If demand for private education loans weakens, we could experience reduced demand for our services, which could have a material adverse effect on our results of operations.

Continuation of the current economic conditions could adversely affect the private education loan industry.

        As a result of capital market dislocations that began during the second quarter of fiscal 2008, as well as the TERI Reorganization, we have been unable to complete a securitization transaction since September 2007. In addition, rising unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies and defaults. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and several clients or potential clients have exited the private education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

If our clients do not actively or successfully market and fund private education loans, our business will be adversely affected.

        We have in the past relied on, and will continue in the future to rely on, our clients to market and fund private education loans to student borrowers. If our clients do not devote sufficient time and resources to their marketing efforts or are not successful in these efforts, then we may experience a reduction in the volume of loans that we facilitate, and our business will be adversely affected.

        In addition, if loans were marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated any applicable law, state unfair and deceptive practices acts could impose liability on a securitization trust holding the loan or create defenses to the enforceability of the loan. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or others could have a negative impact on lenders' desire to market private education loans. The Higher Education Opportunity Act of 2008 creates significant additional restrictions on the marketing of private education loans.

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

        Based on facilitated loan volumes, we may outsource some borrower services functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with education loan volume. We rely on our vendors to provide high levels of service and support. Our reliance on these external vendors subjects us to risks associated with inadequate or untimely service and could result in fewer loans than we would experience if we performed the service functions in-house.

        We cannot assure you that we will be able to:

  •
  expand our systems effectively;

  •
  successfully develop new products or services;

  •
  allocate our human resources optimally;

  •
  identify, hire and retain qualified employees or vendors; or

  •
  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

        We are dependent upon the retention and motivation of certain key employees and the loss of any such employees could adversely affect our business. In addition, our future performance will also depend upon our ability to attract skilled, new employees. If we are unable to manage our cost reductions, or if we lose key employees or are unable to attract new employees as a result, our operations and our financial results could be adversely affected.

If competitors acquire or develop a private education loan database or advanced loan information processing systems, our business could be adversely affected.

        We own a proprietary database of historical information on private education loan performance that we use to help us develop our proprietary origination risk score model, determine the terms of portfolio funding transactions and establish the fair value of the structural advisory fees, asset servicing fees and residuals receivables that we recognize as revenue. We also have developed, and continue to develop as of November 6, 2009, a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our private education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the private education loan market originate or service loans, they compile over time information for their own private education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of private education loans than us over the past two fiscal years, which may have provided them with comparatively greater borrower or loan data or insights, particularly during the most recent economic cycle. If a third party creates or acquires a private education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

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

        Our future success depends in part on our ability to process loan applications in an automated, error-free manner. The volume of loan originations that we are able to process is based, in large part, on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement such as the ability to process loans over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, we expect to reduce our investment in technology during fiscal 2010 compared to past fiscal years. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our clients' origination requirements or properly administer the clients' credit agreement templates or required disclosures, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

        As of September 30, 2009, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' education loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. Our reliance on an external service provider for loan servicing subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees, asset servicing fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed private education loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our asset servicing fees and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems may result in lost business.

        We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are located in the Boston metropolitan area. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

        We cannot assure you that failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or telephone systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. The occurrence of any failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

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

        As compensation for our past securitization activities, we received structural advisory fees and a portion of the residual interests in the trusts. We received up-front structural advisory fees when the securitization trusts purchased the loans, and we continue to be entitled to receive additional structural advisory fees over time, based on the amount of loans outstanding in the trust over the life of the trust. We sold our residual interests in the NCSLT Trusts, but continue to have residual interests in other trusts. As required under GAAP, we recognized the estimated fair value of up-front and additional structural advisory fees and residuals receivables as revenue when the securitization trusts purchased the loans because receipt of our fees is not contingent on any further service requirement by us. Quarterly, we update our estimate of the fair value of our receivables, and changes to the fair value, less cash distributions, if any, are recorded as revenue (trust updates) in the period in which the change is made. We are entitled to asset servicing fees for additional services that we are contractually obligated to perform relating to the residual interests in the NCSLT Trusts. We recognize the net present value of asset servicing fees as our services are performed. The receipt of the fees is contingent, however, on distributions available to the owners of the NCSLT Trusts residuals. Quarterly, we update our assumptions with respect to the amount and timing of receipt of these fees, and record the changes in our estimates as revenue (fee updates) in the period in which the change is made.

        We have no further obligation to support the obligations within the bankruptcy-remote securitization trusts with respect to our additional structural advisory fees or residuals in the securitizations we have facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated, if default rates increase beyond our assumptions at September 30, 2009. We expect as of September 30, 2009 to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction. At June 30, 2009, we expected to receive such cash flows beginning five to 22 years after the date of a particular securitization.

        Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. Our key assumptions to estimate fair value include: discount rates; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve; the expected annual rate and timing of loan defaults, and TERI's obligation to pay default claims; expected amount and timing of recoveries of defaulted loans, including the use of recoveries to replenish Pledged Accounts; the source and amount of guaranty payments made on defaulted loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including historical data and macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

        We adjusted our key accounting assumptions throughout fiscal 2009 and in the first quarter of fiscal 2010:

  •
  During fiscal 2009, we adjusted our assumptions with regard to default rates, discount rates, the future cost of funding auction rate notes and recoveries used in estimating the value of our service receivables. As a result of these factors and others, we recorded a $340.5 million pre-tax decrease in the value of those receivables during fiscal 2009. We increased the projected weighted average gross default rates for the NCSLT Trusts by 417 basis points over the same period.

  •
  During fiscal 2009, we recorded aggregate losses of $138.2 million in connection with write-downs of our loans held for sale to their estimated fair value.

  •
  During the first quarter of fiscal 2010, we further adjusted our key accounting assumptions, including our assumptions with regard to the rate and timing of defaults, discount rates and prepayment rates used in estimating the value of our service receivables. The net effect of these adjustments, together with fair value of accretion due to passage of time, was a net increase of $1.2 million in the value of these receivables.

  •
  During the first quarter of fiscal 2010, we recorded a loss of $123.9 million in connection with write-downs of our loans held for sale to their estimated fair value.

        In general, our adjustments during fiscal 2009 and the first quarter of fiscal 2010 were necessary because securitization trusts and our portfolio of loans held for sale had performed below our range of expectations, including with regard to delinquencies and defaults. Other contributing factors included: dislocations in the capital markets that began in the second quarter of fiscal 2008 persisted through September 30, 2009 requiring significant net adjustments to our discount rate; TERI's obligation to pay claims is uncertain as a result of the TERI Reorganization; and the estimated cost of funding auction rate notes issued by several securitization trusts was projected to be higher than previously estimated. For a discussion of changes in the first quarter of fiscal 2010 and the sensitivity of the additional structural advisory fees to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

        If the actual performance of our loan portfolio or the portfolios held by some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts, and the actual asset servicing fees that we receive from the owner of the Trust Certificate, could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting default and recovery rates on loan portfolios, could cause or contribute to differences between actual performance of the portfolios and our key assumptions. In addition, developments in the TERI Reorganization, including resolution of challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. With regard to TERI, for purposes of estimating the fair value of our service receivables, we assumed at June 30, 2009 and September 30, 2009 that the application of collateral will occur in accordance with existing agreements, including the availability of future recoveries on defaulted loans held by TERI to replenish the Pledged Accounts. The Creditors Committee is challenging the enforceability of certain trusts' security interests, which may result in a significant reduction of collateral available to the trusts. Finally, dislocations in the capital markets have generally resulted in increases in investors' yield requirements for ABS. If such conditions degrade, we may need to further adjust our key assumptions.

        Our loans held for sale at September 30, 2009 consisted of $232.8 million in private education loans originated by Union Federal, $127.6 million of which remained on the balance sheet of Union Federal at the end of the quarter. Our loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is evaluated on a periodic basis. In the absence of readily determined market values, the fair value is estimated by management based on the present value of expected future cash flow from the loans held for sale. Under GAAP, we are required to reduce the carrying value of our private education loans if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our private education loans, which would result in an increase in our non-interest expenses. We may be required to make additional valuation adjustments in the future.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect.

        Effective March 31, 2009, we completed the sale of the Trust Certificate, representing our ownership interest in NC Residuals Owners Trust, in a transaction intended to improve our financial condition and liquidity. The sale of the Trust Certificate generated a cash refund for income taxes previously paid, as we had been required to pay income taxes on the expected residual cash flows from the NCSLT Trusts in excess of what we actually received. In addition, the transaction is expected to eliminate future tax obligations relating to these residuals. We estimated that we would have been required to pay approximately $430 million in additional taxes over the remaining life of these residuals, with approximately $370 million to be paid prior to the residuals generating sufficient annual cash flows to offset the tax payments based on performance assumptions at that date. The U.S. federal and state income tax consequences of the sale of the Trust Certificate are complex and uncertain. The Internal Revenue Service or a state taxing authority could challenge our tax positions in connection with the transactions, notwithstanding our receipt of any tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of the refund for taxes previously paid, or we may not eliminate our tax obligations relating to the residuals. In either case, our near-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale, including any such proceeding brought by the Internal Revenue Service, could result in substantial costs.

We have guaranteed the performance of Union Federal's obligations under its loan purchase and sale agreement.

        In connection with Union Federal's sale of private education loans in October 2009, we delivered a performance guarantee to the purchaser of the loan portfolio. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, we would be required to perform such obligation or agreement. As a result, we may incur substantial costs pursuant to the performance guarantee if Union Federal is unable to perform its obligations under the loan purchase and sale agreement.

Changes in interest rates could affect the value of our additional structural advisory fees, asset servicing fees and residuals receivables, as well as demand for private education loans and our services.

        Private education loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding education loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments. If the prepayment or default rates increase for the education loans held by us or the securitization trusts that we have previously facilitated, we may experience a decline in the value of our additional structural advisory fees, asset servicing fees and residuals receivables, which could cause a decline in the price of our common stock and could cause future portfolio funding transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

        We may require additional funds for our products, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through private education loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. We also cannot assure you that our capital resources as of September 30, 2009 will be sufficient to satisfy our liquidity needs or capital funding requirements after fiscal 2010, particularly in the event of a prolonged dislocation in the private education loan ABS market. Our short-term financing needs are subject to regulatory capital requirements related to Union Federal, including the requirement imposed by the Supervisory Agreement that FMC maintain Union Federal's regulatory capital ratios at specified levels. See Note 13, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details. Our short-term financing needs are also subject to amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products and further scale back our expenses.

Our assumptions regarding the future cost of funding of auction rate notes affect the valuation of our service receivables.

        We have facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction. We use a spread over one-month LIBOR to project the future cost of funding of the auction rate notes issued by each such trust in determining the value of our service receivables.

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

        During fiscal 2009, the ratings assigned to the auction rate notes were downgraded, resulting in an increase in that maximum spread. In addition, the insurance financial strength rating assigned to Ambac Assurance Corporation which provides credit enhancement for certain auction rate notes, was downgraded in fiscal 2009, resulting in further downgrading of the ratings assigned to certain of our auction rate notes. We assumed at September 30, 2009, that all auction rate notes would continue to bear interest at their current maximum spreads until their expected maturity dates. If auctions do not fail, but if the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the "excess" interest would accrue as "carryover interest." A noteholder's right to receive carryover interest is superior to our interests in the applicable securitization trust. As a result, our projected cash releases from securitization trusts that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which a trust accrues carryover interest.

 Risks Related to Asset-Backed Securitizations and Other Portfolio Funding Sources

We have historically derived a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

        In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. As a result, we have historically derived a significant portion of our revenue and substantially all of our income from structuring securitization transactions. We have not completed a securitization since the first quarter of fiscal 2008, contributing to our net losses for each subsequent quarter.

        Although our new Monogram product offering has been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on credit enhancement, we have limited experience with the new offering and had not fully deployed it to any clients as of November 6, 2009. In addition, our future financial results and growth may continue to be affected by our ability to structure securitizations or alternative financing transactions involving private education loans. If we are able to facilitate securitizations in the future, we expect the structure and economics of the transactions to be substantially different than our past transactions. We expect lower revenues and additional cash requirements on our part and limited, if any, demand for subordinate tranches of ABS.

        We will need to gain market acceptance of our Monogram loan product, new fee structure and additional services, in order to improve our cash flow and reduce our dependence on credit enhancement and the securitization markets. If we continue to be unable to access the ABS market, our revenues may continue to be adversely impacted, and we may continue to generate net losses, which would further erode our liquidity position.

A number of factors, some of which are beyond our control, have adversely affected and may continue to adversely affect our portfolio funding activities and thereby adversely affect our results of operations.

        The success of our business may depend on our ability to structure securitizations or other funding transactions for our clients' loan portfolios. Several factors have had, and may continue to have, a material adverse effect on both our ability to structure funding transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

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

        Continuing dislocations in the capital markets, write-downs of our service receivables and the private education loans held by us and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. We are uncertain whether the fee structure that we have historically used will be used in any future capital markets transaction. We expect the structure and pricing terms in future transactions, if any, to be substantially less favorable than in the past. Developments in the TERI Reorganization, including the outcome of legal challenges to the trusts' security interests and resulting write-downs in our service receivables, could also contribute to increased variability of our operating results. In addition, the expected sale of Union Federal's remaining private education loan portfolio could negatively affect our operating results in the second quarter of fiscal 2010. Finally, our operating results may continue to be affected by the seasonality of education loan applications, which could affect the amount of loan processing fees that we earn in a particular quarter. Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing with the approach of tuition payment dates.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

        We have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's TERI-guaranteed loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Our purchase agreements applicable to approximately $485.5 million of the facilitated loan volume available for securitization as of

September 30, 2009 may be subject to liquidated damages provisions in the event that we fail to facilitate a securitization in breach of our obligations. Our loan purchase agreements applicable to approximately $770.5 million of the facilitated loan volume available for securitization as of September 30, 2009 do not have liquidated damages limiting our liability for a breach of our contractual obligations. Our potential liability under our loan purchase agreements is dependent, in part, upon the outcome of the TERI Reorganization and is not determinable at this time. If we do not honor our contractual obligations, our value proposition would be compromised and prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages, whether liquidated or unliquidated.

In structuring and facilitating securitizations of our clients' loans, administering securitization trusts or as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to investors in the asset-backed securities those trusts issue.

        We have facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance private education loans that our clients originated, including trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts have issued, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts or other transaction parties to disclose adequately all material information regarding an investment in the ABS or if the trust made statements that were misleading in any material respect in information delivered to investors, it is possible that we could be held responsible for that information or omission. Recent investigations by state attorneys general, and private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

        If we are liable for losses investors incur in any of the securitizations that we facilitate or structure and any insurance that we may have does not cover this liability or proves to be insufficient, our results of operations or financial position could be materially adversely affected.

Risks Related to the TERI Reorganization

The Creditors Committee is challenging the enforceability of certain of the trusts' security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted loans, including defaulted loans from the NCSLT Trusts, in April 2008. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in Pledged Accounts established for the benefit of certain securitization trusts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trusts that owned the defaulted loan. As of November 6, 2009, TERI is not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        The Bankruptcy Court's June 2008 order granted parties rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $600 million as of September 30, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling more than $35 million as of September 30, 2009. In February 2009, pending resolution of the issues raised in the Creditors Committee's complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the Pledged Accounts.

        In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motion to dismiss in April 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS filed a response to the opposition and amended complaint in May 2009. In September 2009, the Bankruptcy Court denied the motions to dismiss. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and did not adjust our accounting assumptions during the first quarter of fiscal 2010 regarding TERI.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests in the funds transferred to the Pledged Accounts after the filing of TERI's petition for reorganization or other collateral, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and other holders of claims. The settlement of the adversary complaint, in the context of a plan of reorganization or otherwise, could also result in a material decrease in the amount of pledged collateral available exclusively to a particular securitization trust. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

        On September 22, 2009, a Joint Plan of Reorganization of TERI and the Creditors Committee was filed in the Bankruptcy Court. On October 22, 2009, a First Amended Joint Plan of Reorganization of TERI and the Creditors Committee and an accompanying Disclosure Statement were filed. The Plan includes a proposed settlement of the adversary complaint and includes other provisions that would affect the claims of the NCSLT Trusts. Approval of the plan of reorganization may not be solicited until an accompanying disclosure statement has been approved by the Bankruptcy Court.

The TERI Reorganization has had, and will likely continue to have, a negative effect on our client relationships, which will adversely affect our revenue and results of operations.

        We have historically structured and supported private education loan programs for commercial banks, including JPMorgan Chase Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A. Following the TERI Reorganization, these clients elected to terminate some or all of their agreements with us. Our clients that have not terminated their agreements have instructed TERI to stop accepting applications for TERI-guaranteed loans. These actions resulted in a significant reduction in our facilitated loan volumes during fiscal 2009 compared to prior fiscal years. In addition, we expect that the guaranty agreements and loan origination agreements that TERI has with a significant number of our clients will be terminated in the context of the TERI Reorganization. Termination of the client's guaranty agreement or loan origination agreement with TERI would generally result in the termination of our agreements with that client.

        Our revenue, business and financial results will continue to suffer as a result until we can generate new origination volume. In addition, the TERI Reorganization, together with our inability to access the securitization market, has resulted in many of our former clients holding private education loan portfolios for longer than they had expected, which has negatively affected our client relationships and may affect market acceptance of our Monogram product offering or our stand-alone services. Finally, we may continue to incur significant legal costs related to the TERI Reorganization.

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our cash flows from the securitization trusts.

        In its role as guarantor, TERI agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI had historically been the exclusive provider of borrower default guarantees for our clients' private education loans. We expect the TERI Reorganization to adversely affect our ability to facilitate the securitization of TERI-guaranteed loans. In particular, we expect investors to ascribe little or no value to the TERI guaranty beyond a trust's Pledged Account. As a result, in structuring future securitizations of loans guaranteed or formerly guaranteed by TERI, if any, we will likely be required to reduce or eliminate our up-front structural advisory fee in order to increase the level of reserves available to the trust. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of such loans, the cost of which would also result in lower revenues.

        To the extent the Pledged Account or other reserves available to a particular securitization trust were exhausted, or in the event that the security interests granted by TERI to the trusts are unperfected or otherwise unenforceable or compromised, and loan defaults continued to occur, that trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. It is expected that TERI's general reserves will be insufficient to satisfy fully the claims of unsecured creditors, and therefore loan defaults would have a further adverse effect on the amount or timing of cash flows that would otherwise be expected to be generated by the trust, which would adversely affect the value of our service receivables, including our asset servicing fees.

        We did not adjust our assumptions regarding TERI during the fiscal quarter ended September 30, 2009, including our assumption that all future recoveries on defaulted TERI-guaranteed loans would be available to replenish trusts' Pledged Accounts. See Note 5, "Commitments and Contingencies—TERI Reorganization—Challenges to Security Interests," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information.

Risks Relating to Regulatory Matters

We may become subject to new regulations which could increase our costs of compliance and alter our business practices.

        Turbulence in the financial services industry beginning in the second quarter of fiscal 2008 has resulted in increased consumer and governmental scrutiny. In response, regulators have increased diligence and enforcement efforts and new laws and regulations are under consideration in Congress. In particular, the Obama Administration has proposed, and Congress is actively considering, legislation that would create a Consumer Financial Protection Agency and significantly weaken federal preemption of state regulations currently enjoyed by federal savings and loans and their operating subsidiaries, such as Union Federal and its operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. As proposed, the Consumer Financial Protection Agency would have broad powers to regulate consumer financial services products, including education loans and would have rulemaking authority for numerous federal laws including the Truth in Lending Act and Equal Credit Opportunity Act. The Agency is expected to also be vested with authority to examine certain banks and state licensed non-bank entities. In addition, regulators and enforcement officials are taking increasingly expansive positions with respect to whether certain products or product terms may run afoul of state and federal unfair or deceptive acts and practices laws. These and other regulatory changes could result in, among other things, increased compliance costs and alterations to our business practices, which could have a material adverse effect on our business operations and financial results.

We are subject to regulation as a savings and loan holding company, and Union Federal Savings Bank is regulated extensively.

        As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company and our business is limited to activities that are financial or real-estate related. The OTS has certain types of enforcement authority over us, including the ability in certain circumstances to review and approve changes in management and compensation arrangements, issue additional cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan.

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

Failure to comply with recent OTS enforcement agreements could adversely affect our business, financial condition and operating results.

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

        Pursuant to the requirements of the Order, Union Federal took the following actions during the quarter ended September 30, 2009:

  •
  submitted to the OTS for review and final approval by the Regional Director of the OTS, a new business plan covering fiscal years 2010, 2011 and 2012, reflecting Union Federal's proposed strategy, business activities and quarterly financial projections;

  •
  developed, initiated implementation and submitted to the OTS for review and final approval, a liquidity plan that contains strategies for ensuring that Union Federal maintains adequate short-term and long-term liquidity;

  •
  developed, initiated implementation and submitted to the OTS for review and final approval, a concentration reduction plan to reduce the balances of private education loans held by Union Federal;

  •
  engaged a qualified third-party provider, subject to approval of the Regional Director of the OTS, to perform an evaluation of the private education loans held by Union Federal if required by the OTS; and

  •
  implemented a detailed compliance monitoring program that provides for frequent Board level reporting and quarterly progress reports to the OTS on actions taken by Union Federal to comply with the Order.

        The Order further requires Union Federal to, among other things:

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

        In addition, the Order requires Union Federal to adopt a concentration reduction plan that would: (i) prevent Union Federal from originating private education loans until Union Federal reduces the concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% and (ii) require Union Federal to achieve such a reduction by December 31, 2009. On October 16, 2009, Union Federal sold approximately 88% of its portfolio of private education loans held for sale as of September 30, 2009. As a result, Union Federal achieved the reduction required by the concentration reduction plan. See Note 14, "Subsequent Events—Disposition of Union Federal Private Education Loans," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details for additional information.

        The terms of the Supervisory Agreement and the Order will remain in effect until terminated, modified or suspended by the OTS. These terms require a significant commitment from us of capital and management attention, which could be otherwise deployed.

        Although we and Union Federal each intend to take such actions as may be necessary to enable us to comply with our respective requirements, there can be no assurance that we will be able to comply fully with the provisions of the Supervisory Agreement or the Order, as applicable, or to do so within the timeframes required. Moreover, there can be no assurance that compliance with such requirements will not be more time consuming or more expensive than anticipated, or that efforts to comply with such requirements will not have adverse effects on the operations and financial condition of us or Union Federal. In addition, the limitations imposed on Union Federal's rates of private education loans to capital will preclude meaningful participation by Union Federal in our new product offering in the near term.

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

        Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. We have not taken formal action regarding licensing or registration with any regulatory body outside the Commonwealth of Massachusetts, other than the OTS. While we believe that our prior consultations with regulatory counsel and, in some cases local counsel, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may be subject to state licensing, registration and other regulatory requirements in the future if we change our operations, regulators reconsider their prior guidance or federal or state laws or regulations are changed. In particular, we may become subject to licensing and registration requirements in certain states if Congress passes legislation to create the Consumer Financial Protection Agency that includes a provision repealing federal preemption available to operating subsidiaries of federal savings associations or if we do not conduct our loan processing activities through an operating subsidiary of Union Federal. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services by mail, telephone, the Internet or other remote means.

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by our subsidiary First Marblehead Education Resources, Inc., or FMER, were not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We have historically provided outsourced private education loan origination services on a fee-for-service basis through FMER and Union Federal's subsidiary FMLOS. Absent a change in federal legislation, as discussed above, to the extent that these services are conducted through Union Federal or FMLOS, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders and credit services organizations will be asserted. As noted above, Congress is actively considering legislation that could weaken preemption for federal savings associations and eliminate it for operating subsidiaries of federal savings associations. As of November 6, 2009, we were not providing services through FMLOS.

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

        Third parties with which we do, or have done, business, including federal and state chartered financial institutions, non-bank loan marketers, as well as TERI, are subject to registration, licensing and extensive governmental regulations, including Truth-in-Lending laws and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers and credit services organizations. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

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

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve Board issued regulations to implement provisions of the Higher Education Opportunity Act, which was signed into law in August 2008. The regulations revise the number, timing, and content of disclosures required for private education loans by the Truth-in-Lending Act, or TILA, and the Federal Reserve Board's implementing regulation for TILA, Regulation Z. Under the regulations, creditors that extend private education loans will be required to provide disclosures about loan terms and features on or with the loan application and will also be required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. The Federal Reserve Board has also proposed model disclosure forms that creditors could use to comply with the new disclosure requirements. Compliance with the new regulations will be mandatory as of February 14, 2010.

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

        Additional state consumer protection laws would be applicable to the loans we facilitate if we, or any third-party loan marketer engaged by us or a bank whose loans we facilitate, were re-characterized as a lender, and the loans (or the provisions governing interest rates, fees and other charges) could be unenforceable unless we or a third-party loan marketer had the requisite licenses or other authority to make such loans. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost to us. To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending. However, such actions could have a material adverse effect on our business.

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

  •
  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

  •
  difficulties we may encounter in structuring securitizations or alternative financings, including continued disruptions in the private education loan ABS market or demand for securities offered by trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our service receivables;

  •
  changes in the key assumptions we use to estimate the fair value of our additional structural advisory fees, asset servicing fees, residuals receivables and education loans held for sale, including among others, discount, default and prepayment rates;

  •
  developments in the TERI Reorganization, including the terms of any plan of reorganization and resolution of the challenges to the trusts' security interests in collateral securing TERI's guaranty obligations;

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

  •
  legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and final regulations implementing Title X of the Higher Education Opportunity Act of 2008 that revise disclosure and procedural requirements for private education loans;

  •
  major catastrophic events;

  •
  purchases or sales of large blocks of our stock or other strategic investments involving us; or

  •
  departures or long-term unavailability of key personnel.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. We have in the past been the target of securities litigation. See Part II, Item 1 of this quarterly report, "Legal Proceedings," for additional detail. Any future litigation could result in substantial costs and divert management's attention and resources from our business.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

        Our directors and executive officers, and entities affiliated with them, owned approximately 22% of the outstanding shares of our common stock as of September 30, 2009, excluding shares issuable upon vesting of restricted stock units, shares issuable upon exercise of outstanding stock options and shares of preferred stock held by affiliates of GSCP convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5.0 million additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more that 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

        In April 2007, our Board of Directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included approximately 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. As of September 30, 2009, we repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17.

        We did not repurchase any shares of common stock during the three months ended September 30, 2009. Future repurchases pursuant to this program may require regulatory approval.

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

THE FIRST MARBLEHEAD CORPORATION
Date: November 6, 2009	By:
/s/ KENNETH KLIPPER
 Kenneth Klipper
 Managing Director, Chief Financial Officer, Treasurer and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Supervisory Agreement, dated as of July 2, 2009, between the Registrant and the Office of Thrift Supervision
10.2(1)	Office of Thrift Supervision Order to Cease and Desist, dated as of July 2, 2009, in the matter of Union Federal Savings Bank
10.3(1)	Office of Thrift Supervision Stipulation and Consent to Issuance of Order to Cease and Desist, dated as of July 2, 2009, in the matter of Union Federal Savings Bank
10.4(2)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.
10.5(2)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Trust static pool data as of September 30, 2009
99.2(3)	Supplemental presentation

(1)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on July 2, 2009

(2)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on October 16, 2009

(3)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on October 26, 2009