Form 10-Q
period 2009-12-31
FIRST MARBLEHEAD CORP
filed 2010-02-09
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2009
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

        As of February 8, 2010, the registrant had 99,247,675 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2009	June 30, 2009
ASSETS
Cash and cash equivalents	$399,016	$158,770
Federal funds sold	162	14,326
Short-term investments, at cost	50,000	—
Investments held for sale	6,784	8,450
Education loans held for sale	99,089	350,960
Service receivables:
Additional structural advisory fees	55,724	55,130
Asset servicing fees	6,627	2,385
Residuals	12,237	9,960

Total service receivables	74,588	67,475
Property and equipment, net	13,504	19,929
Intangible assets, net	1,544	1,931
Other prepaid expenses	4,046	3,571
Mortgage loans held to maturity, net	8,446	9,515
Education loans held to maturity, net	3,848	—
Income taxes receivable	366	166,410
Net deferred tax asset	41,020	13,124
Other assets	5,571	6,869

Total assets	$707,984	$821,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$144,953	$154,462
Education loan warehouse facility	228,900	230,137
Accounts payable and accrued expenses	24,657	21,512
Other liabilities	7,670	9,754

Total liabilities	406,180	415,865
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized at December 31, 2009 and June 30, 2009; 133 shares issued and outstanding at December 31, 2009 and June 30, 2009	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized at December 31, 2009 and June 30, 2009; 106,891 and 106,768 shares issued at December 31, 2009 and June 30, 2009, respectively; 99,248 and 99,125 shares outstanding at December 31, 2009 and June 30, 2009, respectively	1,069	1,068
Additional paid-in capital	433,516	431,461
Retained earnings	51,128	156,913
Treasury stock, 7,643 shares held at December 31, 2009 and June 30, 2009, at cost	(184,246)	(184,246)
Accumulated other comprehensive income	336	268

Total stockholders' equity	301,804	405,465

Total liabilities and stockholders' equity	$707,984	$821,330

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Service revenues:
Additional structural advisory fees—trust updates	$278	$(29,513)	$641	$(47,403)
Asset servicing fees:
Fee income	1,777	—	3,879	—
Fee updates	203	—	363	—

Total asset servicing fees	1,980	—	4,242	—
Residuals—trust updates	1,453	(69,082)	2,277	(149,238)
Administrative and other fees	4,932	5,026	10,529	11,030

Total service revenues	8,643	(93,569)	17,689	(185,611)
Net interest income	1,501	7,474	5,941	14,612

Total revenues	10,144	(86,095)	23,630	(170,999)
Non-interest expenses:
Compensation and benefits	8,206	10,295	16,343	25,552
General and administrative expenses	12,355	19,540	30,494	43,987
Unrealized loss on education loans held for sale	10,688	29,303	134,614	50,530

Total non-interest expenses	31,249	59,138	181,451	120,069

Loss before income taxes	(21,105)	(145,233)	(157,821)	(291,068)
Income tax benefit	(9,386)	(51,846)	(52,036)	(104,785)

Net loss	$(11,719)	$(93,387)	$(105,785)	$(186,283)

Loss per share:
Basic	$(0.12)	$(0.94)	$(1.07)	$(1.88)
Diluted	(0.12)	(0.94)	(1.07)	(1.88)
Weighted average shares outstanding:
Basic	99,247	99,116	99,224	99,040
Diluted	99,247	99,116	99,224	99,040

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock
									Accumulated other comprehensive income, net of tax
			Issued		In treasury
							Additional paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2008	—	$—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(186,283)	—	(186,283)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	86	86

Total comprehensive loss	—	—	—	—	—	—	—	(186,283)	86	(186,197)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	308	3	(73)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	4,230	—	—	4,230
Tax expense from stock-based compensation	—	—	—	—	—	—	(2,250)	—	—	(2,250)

Balance at December 31, 2008	133	$1	106,764	$1,068	(7,643)	$(184,246)	$428,332	$333,650	$195	$579,000

Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$156,913	$268	$405,465
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(105,785)	—	(105,785)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	68	68

Total comprehensive loss	—	—	—	—	—	—	—	(105,785)	68	(105,717)
Stock issuance from vesting of restricted stock units	—	—	123	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,039	—	—	3,039
Tax expense from stock-based compensation	—	—	—	—	—	—	(983)	—	—	(983)

Balance at December 31, 2009	133	$1	106,891	$1,069	(7,643)	$(184,246)	$433,516	$51,128	$336	$301,804

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(105,785)	$(186,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,293	9,735
Deferred income tax benefit	(27,896)	(102,174)
Stock-based compensation	3,039	4,230
Unrealized loss on education loans held for sale	134,614	50,530
Proceeds from the sale of education loans	121,585	—
Loss on disposal of property and equipment	—	1,401
Additional structural advisory fee distributions	47	1,504
Goodwill impairment	—	1,701
Change in assets/liabilities:
Education loans held for sale	(8,199)	(14,193)
Additional structural advisory fees	(641)	47,403
Asset servicing fees	(4,242)	—
Residuals	(2,277)	149,238
Other prepaid expenses	(475)	6,224
Income taxes receivable	166,044	(6,772)
Other assets	1,298	2,408
Accounts payable and accrued expenses and other liabilities	2,804	(32,916)

Net cash provided by (used in) operating activities	287,209	(67,964)
Cash flows from investing activities:
Net change in federal funds sold	14,164	56,795
Purchases of short-term investments	(50,000)	—
Proceeds from maturities of investments held for sale	1,734	24,148
Purchases of investments held for sale	—	(26,900)
Purchases of property and equipment	(481)	(291)
Net change in mortgage loans held to maturity	1,069	923
Net change in education loans held to maturity	23	—

Net cash (used in) provided by investing activities	(33,491)	54,675
Cash flows from financing activities:
Decrease in deposits	(9,509)	(106,146)
(Payments for) proceeds from education loan warehouse facility	(1,237)	2,764
Increase in other short-term borrowings	—	50,000
Payments for capital lease obligations	(1,743)	(1,861)
Tax expense from stock-based compensation	(983)	(2,250)
Issuance of non-voting convertible preferred stock, net	—	125,858
Repurchase of common stock	—	(253)

Net cash (used in) provided by financing activities	(13,472)	68,112

Net increase in cash and cash equivalents	240,246	54,823
Cash and cash equivalents, beginning of period	158,770	70,280

Cash and cash equivalents, end of period	$399,016	$125,103

Supplemental disclosures of cash flow information:
Interest paid	$4,512	$10,189
Income taxes paid	109	37,686
Reclassification of education loans from held for sale to held to maturity	3,871	—

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

        We offer outsourcing services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. In addition, we provide administrative and other services to securitization trusts that we have facilitated, asset servicing to the third-party owner of certain of those securitization trusts (NCSLT Trusts) and portfolio management services to a limited number of clients. Our subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that, prior to fiscal 2009, offered private education loans directly to consumers and continues to offer residential and commercial mortgage loans, and retail savings, money market and time deposit products. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS). Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes.

        Prior to fiscal 2009, we structured and facilitated the securitization of private education loans generated by our clients through a series of bankruptcy remote, special purpose statutory trusts. Through the securitization process, the trusts obtained education loans from the originating lenders or their assignees, which relinquished to the trust their ownership interest in the loans. The debt instruments issued by the trusts to finance the purchase of these private education loans are obligations of the trusts, not obligations of us or the originating lenders or their assignees. For our past securitization services, we are entitled to receive additional structural advisory fees from the trusts over time. Effective March 31, 2009, we sold the trust certificate (Trust Certificate) of our subsidiary NC Residuals Owners Trust, formerly known as GATE Holdings, Inc., a statutory trust that owned certain certificates of beneficial ownership interests of the NCSLT Trusts. The NCSLT Trusts held substantially all of the private education loans previously securitized by us and guaranteed by The Education Resources Institute, Inc. (TERI), a not-for-profit organization. As a result of the sale, we are no longer entitled to receive residual cash flows, also known as residuals, from the NCSLT Trusts. However, we continue to be entitled to receive residuals from other trusts, and we are entitled to receive asset servicing fees for our services that support the purchasers' ownership of the Trust Certificate. In addition, during fiscal 2009, we began to receive service fees for stand-alone services for loan origination, default prevention and collections services.

Servicing Concentration

        As of December 31, 2009, there were seven loan servicers providing services to trusts that we have facilitated, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of December 31, 2009, Pennsylvania Higher Education Assistance Agency

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

(PHEAA) serviced a significant majority of the loans for which we facilitated origination. PHEAA also operates under the name American Education Services.

Business Trends, Uncertainties and Outlook

        Asset-backed securitizations have historically been our sole source of permanent financing for clients' private education loan programs. Conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008, and disruptions persisted, to a lesser extent, through February 9, 2010. Our business has been and continues to be materially adversely impacted by these market dynamics, including an inability to access the securitization market. We did not complete a securitization transaction during fiscal 2009 or the first six months of fiscal 2010, and we expect the structure and pricing terms in future financing transactions, if any, to be substantially less favorable than in the past. We have developed a new product offering that is designed to generate loan portfolios that originating lenders can choose to hold on their balance sheets indefinitely or for some limited period of time.

        In addition, credit performance of consumer-related loans generally, and the private education loans held by us and the various securitization trusts we have facilitated, have been adversely affected by general economic conditions in the United States, including increasing unemployment rates. The loan portfolios held for sale and held by the NCSLT Trusts have experienced a higher level of defaults than we originally projected. We increased the projected weighted-average gross default rates for the NCSLT Trusts by 451 basis points between December 31, 2008 and 2009. Credit rating agencies have taken negative rating actions with respect to certain securitizations that we previously facilitated, including ratings downgrades announced by Standard & Poor's on December 30, 2009 with respect to subordinate ABS issued by four securitization trusts. The interest rate, economic and credit environments may continue to have a material negative effect on the estimated fair value of our service receivables and the education loans held for sale.

        Our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI. TERI guaranteed the education loans held by the NCSLT Trusts, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The TERI Reorganization has had, and will likely continue to have, a material negative effect on securitization trusts' ability to realize guaranty obligations of TERI, our client relationships, our facilitated loan volumes, the value of our service receivables, and our ability to realize fully the cost reimbursement obligations of TERI. See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenge to Security Interests," for more information on the TERI Reorganization and its impact on our operations.

        During fiscal 2009, we implemented a plan to adjust our business model and address some of the uncertainties facing us. We made major changes in senior management, significantly reduced our operating expenses and sold the Trust Certificate. The sale of the Trust Certificate, coupled with operating losses for fiscal 2009, generated a refund in October 2009 from the Internal Revenue Service for income taxes previously paid of $176,636 and is expected to eliminate certain future tax liabilities,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

which would have had a material negative effect on our financial condition and liquidity. See Note 12, "Income Taxes," for additional information.

        We significantly refined our product offerings and added fee-for-service offerings such as portfolio management and asset servicing during fiscal 2009. Our new Monogram product has been designed to provide prospective lenders with flexible product features intended to meet their desired risk control and return objectives, while also providing borrowers with some ability to configure the terms of their private education loans. The Monogram product, which was completed in August 2009 and had not been fully deployed to any clients as of February 9, 2010, also incorporates refinements to our origination process, including an enhanced application interface, an expanded credit decisioning model and additional disbursement and reporting capabilities. It has been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on third-party credit enhancements. The success of the new product will be critical to growing and diversifying our revenues and client base.

        During the second quarter of fiscal 2010, Union Federal sold approximately 88% of its portfolio of private education loans held directly for sale, which excludes loans held by Union Federal's subsidiary, UFSB Private Loan SPV, LLC (UFSB-SPV), for gross proceeds of $121,585. As a result of the sale, Union Federal achieved the loan concentration reduction imposed by the OTS in July 2009, and FMC was refunded a deposit in the amount of $30,000 that FMC had been required to maintain at Union Federal until such reduction had been achieved. In addition, during the second quarter, we announced that we had begun examining strategic alternatives for Union Federal, including a potential sale.

        Our near term financial performance and future growth depend, in large part, on our ability to successfully market our new product and transition to more fee-based revenues. We are uncertain whether the market will accept the new product offering, particularly in the current economic environment where there has been a reluctance by many lenders to focus on their education lending business. As of February 9, 2010, Union Federal was not expected to participate as a program lender during fiscal 2010 in light of regulatory constraints. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," for additional details.

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

(a) Cash and Cash Equivalents; Short-term Investments

        All highly liquid debt instruments with original maturities of three months or less on the date of purchase, and all funds invested in money market funds, are considered cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

        Investments with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments.

(b) Education Loans Held for Sale

        Education loans held for sale and the related interest receivable are carried at the lower of cost or fair value. Fair value is evaluated on a quarterly basis. When available, the fair value is based on quoted market values. In the absence of readily determined market values, fair value is estimated by management based on the present value of expected future cash flows from the education loans held for sale. These estimates are based on historical and third-party data and our industry experience with the assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates, the proportion of buyer's equity to financing and the corresponding weighted-average cost of capital commensurate with the risks involved. During the second quarter of fiscal 2010, we retained an independent third party to assess the fair value of a portfolio of non-current private education loans held by Union Federal. We incorporated the estimates received from the third party and the sales price received by Union Federal for the sale of its portfolio of current loans in October 2009 in our estimate of the fair value of the private education loans held for sale at December 31, 2009. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the education loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. We record changes in the carrying value of education loans held for sale and the related interest receivable, as well as the charge-off of interest income on loans greater than 90 days past due, in the statement of operations.

(c) Fair Value of Financial Instruments

        The Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, of the Financial Accounting Standards Board (FASB) permits, but does not require, entities to measure many financial instruments and certain other items not specifically identified in other topics of the ASC, such as available-for-sale investments, at fair value. We have not elected to measure additional assets and liabilities at fair value.

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

        Level 2.    Model inputs are observable inputs, other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments, for which the model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

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

        The methods used for current fair value calculations may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or application of different assumptions to value certain financial instruments could result in a different estimate of fair value.

(d) Revenue Recognition

        Additional Structural Advisory Fees.    Additional structural advisory fees were earned for structuring and facilitating the securitization of the private education loans held by various securitization trusts, principally the NCSLT Trusts. We are entitled to receive these fees over time, based on the payment priorities established in the trusts' indentures. We generally become entitled to receive these additional fees, plus interest, once the parity ratio of trust assets to trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5%, or after all noteholders have been paid in full. The indentures relating to the securitization trusts specify certain circumstances (Trigger Events) upon the occurrence of which payments that would otherwise be due with respect to additional structural advisory fees and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

residuals would instead be directed to the holders of the notes issued by the trusts until the condition causing the Trigger Event ceases to exist or all notes, and related interest, are paid in full.

        Additional structural advisory fees receivables are carried at fair value. In the absence of readily determined market values, we update our estimates of the fair value of additional structural advisory fees receivables on a quarterly basis, based on the present value of expected future cash flows. Our estimates reflect assumptions for discount rates commensurate with the risks involved and trust performance assumptions, including estimated operational expenses, the expected annual rate and timing of loan defaults and recoveries, TERI's obligation and ability to pay default claims and its use of recoveries to replenish the segregated reserve accounts pledged to the securitization trusts to secure its guaranty obligations (Pledged Accounts), the annual rate and timing of education loan prepayments, the trend of contractual and market interest rates over the life of the loan pool, including the forward London Interbank Offered Rate (LIBOR), the cost of funding outstanding auction rate notes, and the existence of Trigger Events. These assumptions are based on historical and third-party data, and our industry experience.

        If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. Changes to the value of these receivables are recorded in the statement of operations as additional structural advisory fees—trust updates. Our receipt of fees may be significantly delayed as a result of the TERI Reorganization and Trigger Events, thereby decreasing the estimated fair value of the receivables.

        Asset Servicing Fees and Residuals.    Until March 31, 2009, we had the right to receive a portion of the residuals, if any, generated by securitization trusts that we facilitated. This right was junior in priority to the rights of the holders of the ABS issued in the securitizations and additional structural advisory fees. As a result of the sale of the Trust Certificate in the third quarter of fiscal 2009, we are no longer entitled to residuals receivables from the NCSLT Trusts, but we continue to be entitled to receive residuals receivables from other trusts. We entered into an asset services agreement (Asset Services Agreement) with the third-party purchaser of the Trust Certificate in April 2009, pursuant to which we have agreed to provide certain services to the purchasers of the Trust Certificate to support their ownership of the NCSLT Trust residuals, including analysis and valuation optimization services and services relating to funding strategy. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the loans owned by the NCLST Trusts. Our receipt of the fees, however, is contingent upon distributions available to the third-party owner of the Trust Certificate. See Note 4, "Service Receivables and Related Revenues," for further detail regarding the sale of the Trust Certificate and related fees.

        The fair values of asset servicing fees and residuals receivables were estimated by management using the same assumptions used for additional structural advisory fees receivables, with the exception of the discount rate which was adjusted to be commensurate with the risks involved. Asset servicing fees earned for the period are recorded as asset servicing fee income, on a net present value basis, in the statement of operations. Changes in the fair value of asset servicing fees and residuals receivables are recognized as asset servicing fee updates and residuals—trust updates, respectively, in the statement of operations.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        Administrative and Other Fees.    Administrative fees are received from the securitization trusts for services performed in administering them, including their daily management, coordination of loan servicers and reporting information to the parties related to the securitizations. The fees are based upon a percentage of the outstanding principal balance of the loan principal of each of the trusts. The fees vary with each separate securitization and are recognized in service revenue when earned, as administrative services are provided.

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

(f) Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the basic weighted-average number of shares of common stock outstanding for the periods presented. Diluted net loss per share is computed by dividing net loss by the basic weighted-average shares and common stock equivalent shares outstanding during the period, if common stock equivalent shares are dilutive. To the extent income available to shareholders is a loss, all common stock equivalents are assumed to be anti-dilutive, and are excluded from diluted weighted average shares outstanding. Common stock equivalent shares outstanding have been determined in accordance with the treasury stock method. Common stock

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

equivalents consist of shares issuable upon the exercise of outstanding stock options, conversion of preferred stock to common stock and the vesting of restricted stock units.

(g) Consolidation

        Our consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At December 31, 2009 and 2008, each of the securitization trusts created after January 31, 2003, has met the criteria to be a qualified special-purpose entity (QSPE) as defined by ASC 860-40, Transfers and Servicing-Transfers to Qualifying Special Purpose Entities (ASC 860-40). Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in our being considered the primary beneficiary of such trusts, have been amended in order for them to be considered QSPEs.

        In June 2009, FASB issued Financial Accounting Standard 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140 (FAS 166) and Financial Accounting Standard 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). Both statements are effective beginning with our financial statements for the first quarter of fiscal 2011, ending on September 30, 2010. FAS 166 removes the concept of a QSPE from ASC 860-40 and removes the exception from consolidation for qualifying special-purpose entities from ASC 810-10, Consolidation (ASC 810-10).

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

        In addition, we will be required to reassess whether consolidation of variable interest entities is appropriate at each report date, as opposed to the one-time assessment allowed under existing guidance.

        We are evaluating the impact that the adoption of these statements will have on our consolidated financial condition and results of operations, particularly as they relate to the securitization trusts holding loans we previously facilitated. At December 31, 2009, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12,389,660 and the principal and interest of the education loans outstanding was $11,056,348. The underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans. The aggregate outstanding principal balance of the debt issued by the other trusts, for which we own residual interests, was $561,070 and the principal and interest of the education loans outstanding was $535,443. As of February 9, 2010, the impact of these

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

accounting pronouncements on our financial condition and results of operations was still uncertain. These new accounting rules would also be applied to new transactions entered into from July 1, 2010 forward.

(h) Subsequent Events

        We have evaluated events subsequent to the balance sheet date through February 9, 2010, for purposes of disclosure.

(2) Cash and Cash Equivalents

        The following table summarizes our cash and cash equivalents:

	December 31, 2009	June 30, 2009
Cash equivalents (money market funds)	$262,287	$142,723
Interest-bearing deposits with the Federal Reserve Bank	118,837	—
Interest-bearing deposits with other banks	13,698	11,550
Non-interest-bearing deposits with banks	4,194	4,497

Total cash and cash equivalents	$399,016	$158,770

        Included in cash equivalents is an investment in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs for the money market fund. Members of the immediate family of one of FMC's directors owned approximately 65% of Milestone Group Partners as of December 31, 2009, making MCM a related party. At December 31, 2009, and June 30, 2009, approximately $71,782 and $59,983 of our holdings in money market funds, respectively, were invested in funds managed by MCM.

(3) Education Loans Held for Sale

        The following table reflects the carrying value of private education loans held for sale:

	December 31, 2009	June 30, 2009
Principal and interest	$264,952	$526,542
Fair value adjustment	(165,863)	(175,582)

Net carrying value	$99,089	$350,960

Principal and interest:
Delinquent or in default (>90 days past due)	$42,142	$32,441
Pledged as collateral under education loan warehouse facility	264,952	261,923

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Education Loans Held for Sale (Continued)

        We recorded unrealized losses on education loans held for sale in the statement of operations of $10,688 and $29,303 for the three months ended December 31, 2009 and 2008, respectively, and $134,614 and $50,530 for the six months ended December 31, 2009 and 2008, respectively.

        At December 31, 2009, education loans held for sale consisted of a private education loan portfolio held by UFSB-SPV. UFSB-SPV has pledged the private education loans as collateral to a third-party conduit lender pursuant to an education loan warehouse facility. Loans used to secure the education loan warehouse facility are subject to call provisions by the third-party lender; therefore, we do not have the ability to hold those loans to maturity, and they are classified as held for sale. The facility was structured so that the conduit lender's recourse to us is limited to the private education loans pledged as collateral.

        In October 2009, following receipt of approval from the OTS, Union Federal completed a private sale of all private education loans that it directly held and that were less than 31 days delinquent. This sale did not include the loans held by UFSB-SPV. These loans had an aggregate outstanding principal and accrued interest balance of approximately $233,832 and represented 88% of the private education loans directly held by Union Federal. The sale resulted in proceeds of $121,585 to Union Federal. The carrying value of the loans on the sale date was equal to the sale price, therefore, no gain or loss on sale was recorded in the second quarter of fiscal 2010. Following the sale, the purchaser bears the risk of future performance of the loans, including risk of future default, except as otherwise set forth in the loan purchase and sale agreement.

        In connection with the sale, FMC delivered a performance guaranty (Performance Guaranty) pursuant to which FMC guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. The Performance Guaranty provides that FMC will be released from its obligations, without any action of the purchaser, upon (1) any merger or consolidation of Union Federal into another entity as a result of which a majority of the capital stock of Union Federal is converted into or exchanged for the right to receive cash, securities or other property or (2) a sale of all or substantially all of the assets of Union Federal, in either case after which transaction Union Federal is no longer a subsidiary of FMC.

        In November 2009, following receipt of approval from the OTS, Union Federal sold the remainder of its portfolio of private education loans directly held by it for sale, excluding loans held by UFSB-SPV, to a newly formed statutory trust owned by a subsidiary of FMC. We retained an independent third party to provide a fair value estimate for the portfolio, which served as the basis for the sale price for the transaction. Union Federal received proceeds of $3,871 from the sale. Upon purchase of the loans by the special purpose entity, the loans were reclassified from held for sale to held to maturity. See Note 5, "Loans Held to Maturity," for additional information. As such, these loans will be carried at amortized cost less an allowance for loan losses, and will not be marked to fair value going forward. For the remaining education loans held for sale by UFSB-SPV, we incorporated the estimates we received from the independent third party and the sale price received by Union Federal for the sale of its portfolio of current loans as the basis for their fair value at December 31, 2009.

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

        We entered into the Asset Services Agreement in April 2009, pursuant to which we have agreed to provide certain services to the purchasers of the Trust Certificate to support their ownership of the NCSLT Trust residuals, including analysis and valuation optimization services and services relating to funding strategy. As compensation for our services, we are entitled to an asset servicing fee, calculated as a percentage of the aggregate outstanding principal balance of loans outstanding in the NCSLT Trusts. Although this fee is earned monthly, we will not receive any asset servicing fees until the purchasers have begun to receive residual cash flows.

        The following table summarizes changes in the estimated fair value of our additional structural advisory fees receivables:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Fair value at beginning of period	$55,469	$94,475	$55,130	$113,842
Cash received from trust distributions	(23)	(27)	(47)	(1,504)
Trust updates:
Passage of time—fair value accretion	1,583	2,641	3,329	5,430
Increase (decrease) in forward LIBOR curve	3,611	(15,396)	1,563	(19,531)
(Increase) decrease in discount rate assumption	(3,755)	(6,123)	3,698	(20,189)
Increase in timing and average default rate	(1,743)	(3,031)	(3,472)	(6,164)
Increase in auction rate notes spread	—	(13,087)	—	(13,087)
Decrease in average prepayment rate	—	2,358	—	2,358
Other factors, net	582	3,125	(4,477)	3,780

Net change from trust updates	278	(29,513)	641	(47,403)

Fair value at end of period	$55,724	$64,935	$55,724	$64,935

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

        The following table summarizes the changes in the estimated fair value of our residuals receivables:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Fair value at beginning of period	$10,784	$213,099	$9,960	$293,255
Trust updates:
Passage of time—fair value accretion	433	8,821	859	19,752
Increase (decrease) in forward LIBOR curve	112	(16,129)	134	(22,113)
(Increase) decrease in discount rate assumption	—	(39,991)	1,176	(83,634)
Increase in timing and average default rate	—	(9,380)	—	(50,108)
Increase in auction rate notes spread	—	(31,779)	—	(31,779)
Decrease in average prepayment rate	—	11,336	—	11,336
Other factors, net	908	8,040	108	7,308

Net change from trust updates	1,453	(69,082)	2,277	(149,238)

Fair value at end of period	$12,237	$144,017	$12,237	$144,017

        Changes to our assumptions for the estimated fair value of our asset servicing fees receivables did not have a material impact during the three or six months ended December 31, 2009.

        The following table shows the approximate weighted average assumptions for loan performance and discount rates of the NCSLT Trusts and changes made to our assumptions during the quarter and year-to-date periods:

	December 31,
	2009			2008
	Rate	Rate Change for the Quarter	Rate Change for the Six Month Period	Rate	Rate Change for the Quarter	Rate Change for the Six Month Period
Discount rate—additional structural advisory fees	11.84%	0.54%	(0.69)%	12.21%	1.14%	2.49%
Discount rate—asset servicing fees and residuals	16.00	—	(1.00)	18.40	2.05	3.52
Gross default rate	21.09	0.98	2.09	16.58	0.62	1.75
Net default rate	12.65	0.58	1.25	8.62	0.32	0.91
Recovery rate	40.00	—	—	48.00	—	—
Prepayment rate	8.01	—	—	8.12	(0.28)	(0.28)

        Forward LIBOR Curve.    The forward LIBOR curve is a market observable input obtained from an independent third party. LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts.

        During the second quarter of fiscal 2010, the forward LIBOR curve experienced an upward shift of approximately 75 to 100 basis points, resulting in an increase in the estimated fair value of our structural advisory fees of $3,611. This shift more than offset the tightening of the curve experienced during the first quarter of fiscal 2010 and resulted in a net increase in the estimated fair value of our structural advisory fees of $1,563 for the first six months of fiscal 2010.

        During the first six months of fiscal 2009, there was a tightening in the forward LIBOR curve which resulted in decreases to our additional structural advisory fees and residuals receivables of $15,396 and $16,129, respectively, for the second quarter, and $19,531 and $22,113, respectively, for the first six months of fiscal 2009.

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Bond rate. In determining the spread for fiscal 2010, we considered, among other things, yield curves for certain composite indices for B-rated corporate bonds with 15-year maturities, as well as yields in the broader ABS marketplace.

        We maintained a spread of 800 basis points during the second quarter of fiscal 2010, flat from the prior quarter. During the same period, the 10-year U.S. Treasury Bond rate increased by 54 basis points to 3.84% at December 31, 2009. As a result, we applied a discount rate of 11.84% at December 31, 2009, resulting in a decrease of the fair value of additional structural advisory fees of $3,755 during the second quarter. For the first six months of fiscal 2010, we decreased the spread over the 10-year U.S. Treasury Bond rate by 100 basis points from the prior year-end. During the same period, the 10-year U.S. Treasury Bond rate increased by 31 basis points for a net decrease in the applied discount rate of 69 basis points. The lower discount rate resulted in an increase in the value of the additional structural advisory fees receivables of $3,698 during the first six months of fiscal 2010.

        During fiscal 2009, we increased the spread by 275 basis points in the second quarter, for a total increase of 425 basis points for the first six months, to 1,000 basis points, due to the dislocation in the capital markets and the private education loan securities sector over these time periods. The 10-year U.S. Treasury Bond rate decreased by 161 basis points during the second quarter and by 176 basis points for the first six months of fiscal 2009, to 2.21% at December 31, 2008. As a result, we applied a discount rate of 12.21% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in net decreases of $6,123 and $20,189 during the second quarter and first six months of fiscal 2009, respectively.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for purposes of estimating the fair value of our asset servicing fees and residuals receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

and private education loans, as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

        We maintained a discount rate of 16.00% during the second quarter of fiscal 2010, flat from the first quarter but a decrease of 100 basis points, from 17.00%, at the prior year-end. As a result, there was no change in the residuals receivables during the second quarter and an increase in residuals receivables of $1,176 during the first six months of fiscal 2010 due to changes in the discount rate.

        During fiscal 2009, due to widening credit spreads in the debt capital markets, we increased our weighted-average discount rate by 205 basis points during the second quarter for a total increase of 352 basis points for the first six months, to 18.40% at December 31, 2008. The increase in the discount rate resulted in decreases in the estimated fair value of our residuals receivables of $39,991 and $83,634 during the second quarter and first six months of fiscal 2009, respectively.

        Default and Recovery Rates.    During the second quarter of fiscal 2010, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our service receivables by 98 basis points, for a total increase of 209 basis points for the first six months, to 21.09% at December 31, 2009. The increase reflects actual default experience in excess of projections and resulted in an increase in the assumed weighted-average net default rate to 12.65%, with no changes made to the assumptions for recovery rates.

        The increase in the net default rate resulted in decreases in the estimated fair value of our additional structural advisory fees receivable of $1,743 and $3,472 during the second quarter and first six months of fiscal 2010, respectively. Changes to the net default rate did not have a material impact on the estimated fair value of our asset servicing fees or residuals receivables. In addition, during the first quarter of fiscal 2010, we recorded a decrease of $4,692 in the estimated fair value of additional structural advisory fees for potential deviations in the collateral performance of securitized loans. We did not make a similar adjustment during the second quarter of fiscal 2010.

        During fiscal 2009, the net default rate was increased to reflect higher default rates experienced in the trusts. The higher net default rate resulted in decreases in the estimated fair value of our additional structural advisory fees receivable of $3,031 and $6,164 during the second quarter and first six months of fiscal 2009, respectively. At December 31, 2008, we had not sold the Trust Certificate, and the increase in the net default rate resulted in decreases in the estimated fair value of our residuals receivables of $9,380 and $50,108 for the second quarter and first six months of fiscal 2009, respectively.

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction; however, during fiscal 2009 and fiscal 2010, failed auctions occurred or persisted with respect to auction rate notes issued by each of the five trusts. In the second quarter of fiscal 2009, the ratings assigned to the auction rate notes of these trusts were downgraded due to failed auctions, deterioration in trust performance and the downgrade of the insurance financial strength rating assigned to Ambac Assurance Corporation, which provides credit enhancement for certain auction rate notes. As a result, the auction rate notes bear interest at a

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

maximum spread over one-month LIBOR as specified in the indentures, based on the ratings then assigned to the notes. Increases in the interest expense of the trusts reduced the estimated fair value of our additional structural advisory fees and residuals receivables and delayed the timing of receipt of additional structural advisory fees. As a result, we decreased the estimated fair value of our additional structural advisory fees by $13,087 and our residuals receivables by $31,779 during the second quarter of fiscal 2009. During fiscal 2010, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during the first six months of fiscal 2010 by extending the period during which decreased prepayments were expected to persist. As of December 31, 2009, we assumed that the current prepayment rate will persist until December 31, 2010, and then eventually revert to historical norms during the ensuing 12 months. These changes did not have a material impact on the estimated fair value of our service receivables for fiscal 2010.

        During the second quarter of fiscal 2009, we decreased our assumed prepayment rate by 28 basis points, which resulted in an increase to additional structural advisory fee receivables of $2,358 and residuals receivables of $11,336.

        TERI's Obligation to Pay Claims.    We did not adjust our assumptions regarding TERI's obligation to pay claims during the first six months of fiscal 2010 or 2009, including our assumption that all future recoveries on defaulted TERI-guaranteed loans would be available to replenish the trusts' Pledged Accounts. See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenges to Security Interests," for additional details.

(5) Loans Held to Maturity

        We hold portfolios of education loans and mortgage loans to maturity.

	December 31, 2009	June 30, 2009
Education loans held to maturity:
Principal and interest	$32,811	$—
Allowance for loan losses and unamortized discount	(28,963)	—

Net carrying value	$3,848	$—

Mortgage loans held to maturity:
Principal and interest	$8,703	$10,085
Allowance for loan losses	(257)	(570)

Net carrying value	$8,446	$9,515

Principal and interest of held-to-maturity loans delinquent or in default (>90 days past due):
Education loans	$25,082	$—
Mortgage loans	792	1,418

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Commitments and Contingencies

(a) Agreements with Lender Clients

        Under the terms of purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of the client's TERI-guaranteed private education loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. Under the terms of certain of our purchase agreements, if we fail to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those purchase agreements that limit our liability to liquidated damages generally provide that our obligation to close a securitization is subject to the condition that no "market disruption event" has occurred. Under certain of these purchase agreements, the TERI Reorganization constitutes a "market disruption event," suspending our contractual obligation to close a securitization. Any liquidated damages would be due at expiration of the relevant loan purchase period, which would not occur for a period of time after the market disruption event ceases. In general, the termination of the TERI guaranty in the TERI Reorganization would terminate our purchase obligations under the purchase agreements. Therefore, our potential liability under our loan purchase agreements is dependent, in part, upon the outcome of the TERI Reorganization and is not determinable at this time. No amounts have been accrued in the financial statements with respect to the potential liability.

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

        On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The TERI Reorganization has had, and will likely continue to have, a material negative effect on the securitization trusts' ability to realize guaranty obligations of TERI, our client relationships, facilitated loan volumes, the value of our service receivables and our ability to realize fully TERI's cost reimbursement obligations. In connection with the TERI Reorganization, our master agreements with TERI have been terminated, including our master servicing agreement, our database sale and supplementation agreement and our master loan guaranty agreement. We entered into a transition services agreement with TERI pursuant to which we agreed to provide certain services to TERI through September 2008, and TERI affirmed both our rights to certain data and certain data restrictions applicable to TERI. In addition, Union Federal entered into stipulations in the context of the TERI Reorganization relating to the termination of its agreements with TERI and the settlement of related claims. We have filed a general unsecured claim with regard to $16,000 of processing fees from TERI that were due pursuant to the master servicing agreement, but unpaid, prior to the filing of TERI's bankruptcy petition.

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted loans, including defaulted loans from the NCSLT Trusts, in April 2008. In June 2008, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) entered an order approving a

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Commitments and Contingencies (Continued)

motion by TERI to purchase defaulted loans from the securitization trusts using cash in the Pledged Accounts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. As of February 9, 2010, TERI was not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        The Bankruptcy Court's June 2008 order also granted parties rights to challenge the trusts' security interests in the collateral other than funds in the Pledged Accounts. In January 2009, the official committee of unsecured creditors of TERI (Creditors Committee) filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc. (FMDS) as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $610,000 as of December 31, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling more than $14,000 as of December 31, 2009. In February 2009, pending resolution of the issues raised in the Creditors Committee's complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the Pledged Accounts.

        In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motions to dismiss in April 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS filed a response to the opposition and amended complaint in May 2009. In September 2009, the Bankruptcy Court denied the motions to dismiss. In October 2009, the Bankruptcy Court also denied motions for leave to commence an interlocutory appeal. We have not adjusted our accounting assumptions as of December 31, 2009 in response to the adversary proceeding. We continued to assume that the trusts have valid and enforceable security interests in, among other collateral, future recoveries on defaulted loans owned by TERI and that such recoveries would eventually be available to replenish the trusts' Pledged Accounts.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and available to satisfy administrative claims of TERI's bankruptcy estate and other holders of claims in accordance with the priorities established by the Bankruptcy Code. Recoveries from defaulted loans not transferred to TERI, however, would remain available to the trusts. The settlement of the adversary complaint, in the context of a plan of reorganization or otherwise, could also result in a material decrease in the amount

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Commitments and Contingencies (Continued)

of pledged collateral available exclusively to a particular securitization trust. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

        In September 2009, a Joint Plan of Reorganization of TERI and the Creditors Committee was filed in the Bankruptcy Court. In October 2009, a First Amended Joint Plan of Reorganization of TERI and the Creditors Committee and an accompanying Disclosure Statement were filed. In February 2010, a Second Amended Joint Plan of Reorganization of TERI and the Creditors Committee and an accompanying Disclosure Statement were filed. The plan includes a proposed settlement of the adversary complaint and includes other provisions that would affect the claims of the NCSLT Trusts. Approval of the plan of reorganization may not be solicited until the disclosure statement has been approved by the Bankruptcy Court.

(7) Stockholders' Equity

Series B Non-Voting Convertible Preferred Stock

        In December 2007, FMC entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners. Pursuant to the Investment Agreement, we agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock). In August 2008, FMC issued 133 shares of newly designated Series B Preferred Stock at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible, at the option of the holders, into 8,847 shares of common stock, at a conversion price of $15.00 per share. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on common stock. Upon liquidation, dissolution or winding up of FMC, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with common stock in the distribution of remaining assets.

(8) Fair Value of Financial Instruments

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

        We believe that the carrying values of short-term investments, federal funds sold and deposits approximate fair value due to their short duration.

        Investments held for sale are mortgage-backed agency securities that are marked to market using pricing from an independent third party and are classified as Level 2 in the hierarchy.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Fair Value of Financial Instruments (Continued)

        Market prices are not available for additional structural advisory fees receivables, asset servicing fees receivables, residuals receivables, or education loans held for sale. During the second quarter of fiscal 2010, we retained an independent third party to assess the fair market value of Union Federal's portfolio of non-current private education loans held for sale. We incorporated the estimate received by the third party and the sale price received by Union Federal in October 2009 for the sale of its portfolio of current loans in our estimate of fair value of private education loans held for sale by UFSB-SPV as of December 31, 2009. In the absence of market prices, we estimate fair value utilizing internally-developed discounted cash flow models which include assumptions regarding prepayment rates, net default rates, the LIBOR forward interest rate curve, operational expenses and auction rate note interest rates. These assets are classified within Level 3 of the valuation hierarchy.

        The following table presents financial instruments carried at fair value as of December 31, 2009 and June 30, 2009, by consolidated balance sheet caption, in accordance with the valuation hierarchy described above on a recurring and nonrecurring basis:

	December 31, 2009				June 30, 2009
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
Assets:
Recurring:
Cash equivalents	$262,287	$—	$—	$262,287	$142,723	$—	$—	$142,723
Investments held for sale	—	6,784	—	6,784	—	8,450	—	8,450
Additional structural advisory fees	—	—	55,724	55,724	—	—	55,130	55,130
Asset servicing fees	—	—	6,627	6,627	—	—	2,385	2,385
Residuals	—	—	12,237	12,237	—	—	9,960	9,960
Non-recurring:
Education loans held for sale	—	—	99,089	99,089	—	—	350,960	350,960

Total assets:	$262,287	$6,784	$173,677	$442,748	$142,723	$8,450	$418,435	$569,608

        UFSB-SPV's liability under the education loan warehouse facility of $228,900 at December 31, 2009, is recorded in our balance sheet at the value of outstanding principal and interest. We have elected not to apply the fair value provisions available under ASC 820-10, Fair Value Measurements and Disclosures, to this liability. We believe that the fair value of the education loan warehouse facility is limited to the fair value of eligible assets used as collateral, in light of the structure of the facility. The estimated fair value of such assets was $100,655 at December 31, 2009.

        Please see Note 3, "Education Loans Held for Sale," for information with respect to education loans held for sale and Note 4, "Service Receivables and Related Revenues," for a roll forward of the additional structural advisory fees and residuals receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(9) Net Interest Income

        The following table reflects the components of net interest income:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Interest income
Cash and cash equivalents	$167	$182	$289	$647
Federal funds sold	1	40	3	462
Short-term investments	50	—	50	—
Investments held for sale	90	562	194	1,140
Education loans held for sale	4,851	11,352	12,976	21,837
Mortgage loans held to maturity	175	134	304	285
Education loans held to maturity	120	—	120	—

Total interest income	5,454	12,270	13,936	24,371
Interest expense
Time and savings account deposits	385	1,073	856	2,762
Money market account deposits	199	453	427	829
Warehouse line of credit	3,191	3,041	6,391	5,737
Other short-term borrowings	—	38	—	38
Other interest-bearing liabilities	178	191	321	393

Total interest expense	3,953	4,796	7,995	9,759

Net interest income	$1,501	$7,474	$5,941	$14,612

(10) Stock-Based Compensation

2008 Meyers' Option Plan

        The Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the Board of Directors, effective September 1, 2008. In connection with the election, the Board of Directors and a subcommittee of the Compensation Committee of the Board of Directors approved the grant in August 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000 shares of common stock, at an exercise price of $6.00 per share, 25% of which vested and became exercisable in August 2009, with the remainder to vest and become exercisable in three equal installments on each of the second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000 shares of common stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008; and (c) 2,000 shares of common stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008. Any unvested stock options will vest and become exercisable in full (a) if the closing sale price of the common stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (b) in the event of Mr. Meyers's death or disability, as defined in his employment agreement, or (c) in the event that Mr. Meyers' employment is terminated by us without Cause, as defined in his employment agreement,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(10) Stock-Based Compensation (Continued)

or by Mr. Meyers with Good Reason, as defined in his employment agreement. In addition, subject to certain conditions set forth in his employment agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by us and will be subject to a repurchase option by us. Each of the stock options will expire ten years from the Grant Date. The stock options were not granted under any of our existing stockholder-approved incentive plans.

(11) General and Administrative Expenses

        The following table reflects components of general and administrative expenses:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
General and administrative expenses:
Depreciation and amortization	$3,600	$4,680	$7,293	$9,735
Third-party services	3,744	6,784	9,834	14,331
Occupancy and equipment	3,351	3,610	9,687	8,570
Marketing coordination	21	122	35	3,550
Other	1,639	4,344	3,645	7,801

Total	$12,355	$19,540	$30,494	$43,987

(12) Income Taxes

        Income tax benefit for the second quarter of fiscal 2010 was $9,386, for a total benefit of $52,036 for the first six months of fiscal 2010. The income tax benefit for fiscal 2009 was $51,846 for the second quarter and $104,785 for the first six months. The lower overall benefit in fiscal 2010 is a result of lower pre-tax losses during fiscal 2010 and a lower effective tax rate. During the first six months of fiscal 2010, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 33.0% from an effective tax rate of 36.0% for the first six months of fiscal 2009. The decrease in our effective tax rate was primarily due to certain permanent differences and expense accruals related to unrecognized tax benefits.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) was signed into law. As part of the WHBAA, we will be allowed to carry back the taxable losses from either fiscal 2009 or 2010 for five years, instead of two years. We have not yet determined which year would be more advantageous to carry back, and as such, have not yet determined whether or not to file an amended fiscal 2009 tax return. We have estimated that taxable income in previous years will be sufficient to cover the taxable losses of both fiscal 2009 and 2010 regardless of which fiscal year is carried back. As a result of the WHBAA and pre-existing net operating loss carryback rules, we have recorded a $24,086 income tax receivable at December 31, 2009.

        We have determined that a valuation allowance is not necessary for certain deferred tax assets, as it is more likely than not that these assets will be realized through future reversals of existing

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(12) Income Taxes (Continued)

temporary differences or available tax planning strategies. We will continue to review the recognition of deferred tax assets on a regular basis.

        Net unrecognized tax benefits were $20,108 at December 31, 2009. At December 31, 2009, we had approximately $2,904 accrued for interest and no amount accrued for the payment of penalties.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. In the first six months of fiscal 2010, we received a total of $189,310 in federal and state income tax refunds related to our income tax receivables.

(13) Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net loss	$(11,719)	$(93,387)	$(105,785)	$(186,283)

Loss per share:
Basic	$(0.12)	$(0.94)	$(1.07)	$(1.88)
Diluted	(0.12)	(0.94)	(1.07)	(1.88)
Weighted average shares used in computing net loss per common share:
Basic	99,247	99,116	99,224	99,040
Diluted	99,247	99,116	99,224	99,040
Anti-dilutive common stock equivalents	8,878	9,303	8,879	7,172

        As a result of the net loss reported, common stock equivalents are anti-dilutive, and are therefore excluded from diluted weighted-average shares outstanding. Common stock equivalents include restricted stock units, Series B Preferred Stock and stock options. The conversion or exercise price exceeds fair market value at the report date for the majority of stock options outstanding.

(14) Union Federal Regulatory Matters

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

(14) Union Federal Regulatory Matters (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2009	June 30, 2009
Risk-based capital ratios:
Tier 1 capital	4%	6%	121.14%	37.86%
Total capital	8	10	121.45	37.91
Tier 1 (core) capital ratio	4	5	23.02	34.51

        Union Federal's equity capital was $45,667 at December 31, 2009, down from $84,286 at June 30, 2009, primarily as a result of the dispositions of Union Federal's education loans held for sale.

        As of December 31, 2009 and June 30, 2009, Union Federal was well capitalized under the regulatory framework for prompt corrective action. In July 2009, FMC and Union Federal agreed to comply with certain requirements imposed by the OTS that could adversely affect our operations and financial condition. See "—Supervisory Agreement and Order to Cease and Desist" below for additional details.

(b) Supervisory Agreement and Order to Cease and Desist

        In July 2009, FMC entered into a supervisory agreement (Supervisory Agreement) with the OTS and Union Federal entered into a stipulation consenting to the issuance by the OTS of an order to cease and desist (Order).

        The Supervisory Agreement requires FMC to, among other things:

  •
  maintain Union Federal's regulatory capital ratios at the greater of: (i) the capital ratios specified in Union Federal's business plan approved by the OTS in November 2006, (ii) the capital ratios projected in a business plan found acceptable to the OTS or (iii) the minimum regulatory capital requirements;

  •
  maintain a deposit at Union Federal in the amount of $30,000 until the earlier to occur of the (i) sale of Union Federal or (ii) reduction of Union Federal's private education loan concentration ratio to 50% of Union Federal's Tier 1 capital plus allowance for loan losses;

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(14) Union Federal Regulatory Matters (Continued)

        Pursuant to the requirements of the Order, Union Federal took the following actions during the six months ended December 31, 2009:

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

  •
  developed, submitted to the OTS for review and final approval, and executed a concentration reduction plan to reduce the balances of private education loans held by Union Federal;

  •
  sold its entire portfolio of private education loans pursuant to its concentration reduction plan, other than loans held by UFSB-SPV and pledged to a third party conduit lender; and

  •
  implemented a detailed compliance monitoring program that provides for frequent Board level reporting and quarterly progress reports to the OTS on actions taken by Union Federal to comply with the Order.

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

        The terms of the Order required Union Federal to adopt a concentration reduction plan that: (i) prevented Union Federal from originating private education loans until Union Federal reduced the concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% and (ii) required Union Federal to achieve such a reduction by December 31, 2009. During the second quarter of fiscal 2010, Union Federal sold its entire portfolio of directly held private education loans, which excluded loans held by UFSB-SPV. As a result, Union Federal achieved the reduction required by the concentration reduction plan. In November 2009, FMC was refunded a deposit in the amount of $30,000 that FMC had been required to maintain at Union Federal until such reduction had been achieved. See Note 3, "Education Loans Held for Sale," for additional information.

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

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth under "—Executive Summary—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth under the caption "Risk Factors" in Part II, Item 1A of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 9, 2010.

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

        We offer prospective clients the opportunity to outsource key components of their private education loan programs to us by providing a fully integrated suite of services, including our new Monogram product offering. Our new product offering is designed to generate loan portfolios that originating lenders can choose to hold on their balance sheets indefinitely or for some limited period of time. In addition, we offer the following services on a stand-alone, fee-for-service basis:

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

  •
  Asset Servicing—Our experience enables us to offer asset servicing such as residual analysis and valuation optimization services and strategies relating to asset funding to holders of a residual interest in education loan securitizations.

        We also provide banking services such as residential and commercial mortgage loans and retail savings, money market and time deposit products through our subsidiary, Union Federal Savings Bank, or Union Federal, which is a federally chartered thrift regulated by the Office of Thrift Supervision, or OTS. In the past, Union Federal has also offered private education loans directly to consumers.

        Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes.

        Our new Monogram product offering encompasses some or all of our service offerings and enables a lender to customize its loan program to meet its risk control and return objectives. Specifically, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, loan limits and borrower pricing. The Monogram product is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms offered to applicants who pass the credit review. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our on-line application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. The product can be structured to offer lenders either a "make and hold" or "make and sell" loan program. In "make and hold" loan programs, lenders finance the loans on their balance sheet and generally intend to continue to hold the loans through the scheduled repayment, prepayment or default. In "make and sell" loan programs, lenders intend to hold the loans on their balance sheet for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the loans generated through the Monogram loan product will generally have shorter repayment periods, and an increased percentage of borrowers making payments while in school, compared to loan products we previously facilitated, as well as a high cosigner participation rate. The success of the new product, which had not been fully deployed to any client as of February 9, 2010, will be the key driver of our future financial results and will be critical to growing and diversifying our revenues and client base. In light of regulatory constraints, Union Federal is not expected to participate as a program lender during fiscal 2010.

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

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, accelerated during the third quarter of fiscal 2008 and, to a lesser extent, persisted as of February 9, 2010. In addition, our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by The Education Resources Institute, Inc., or TERI, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. We refer in this quarterly report to TERI's bankruptcy proceedings as the TERI Reorganization. The TERI Reorganization, together with capital markets dislocations, has had, and will likely continue to have, a material negative effect on the securitization trusts' ability to realize guaranty obligations of TERI, our client relationships, our facilitated loan volumes, the value of our service receivables and our ability to realize fully the cost reimbursement obligations of TERI.

        As a result, we took several measures in fiscal 2009 to adjust our business model. We have changed our fee structure with respect to our services and developed additional services that are designed to provide us with fee-based income as our services are provided. Our new Monogram product offering has also been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on third party credit enhancement. We expect to earn fees for our origination and marketing services, as well as a share of the portfolio income over the life of the loans for our role as administrator and provider of a credit enhancement feature. The credit enhancement feature will require us to put limited amounts of capital at risk to cover potential defaults in the portfolios. In addition, in August 2008, we received $132.7 million in gross proceeds from an equity financing, and we greatly reduced our annual cash expenditure requirements through reductions in headcount, consolidation of office space and other cost saving initiatives that began in fiscal 2008. Finally, as of March 31, 2009, we sold the trust certificate of NC Residuals Owners Trust, which represented our residual interests in trusts holding substantially all of the TERI-guaranteed private education loans that we previously securitized. We refer to this trust certificate in this quarterly report as the Trust Certificate, and to these trusts as the NCSLT Trusts. We remain focused on preserving capital and maximizing liquidity in these challenging market conditions.

Recent Developments

        We have summarized below certain recent developments affecting our business since the beginning of fiscal 2010:

  •
  In July 2009, we entered into a supervisory agreement with the OTS that requires us, among other things, to maintain Union Federal's regulatory capital ratios at specified levels. We refer to the agreement in this quarterly report as the Supervisory Agreement. Union Federal entered into a stipulation in July 2009 consenting to the issuance by the OTS of an order to cease and desist, which we refer to in this quarterly report as the Order. See "Risks Relating to Regulatory Matters" in Part II, Item 1A of this quarterly report for additional details. We have taken substantial steps to address all of the matters identified by the OTS in the Supervisory Agreement and the Order and the requirements imposed on Union Federal and us by the OTS.

  •
  In August 2009, we completed the development of our new Monogram product offering. As of February 9, 2010, we had not fully deployed the product to any clients, although we are engaged in discussions with national and regional lenders regarding the product offering.

  •
  In the first six months of fiscal 2010, we received $189.3 million in federal and state tax refunds on income taxes previously paid by us on prior taxable income. The refunds resulted from our loss from operations and the sale of the Trust Certificate.

  •
  We favorably resolved certain securities litigation, including dismissals of a consolidated class action lawsuit and state and federal shareholder derivative lawsuits. No compensation in any form passed directly or indirectly from any defendant to any plaintiffs or plaintiffs' attorneys in any of these actions. In November 2009, we recouped $1.0 million in legal expenses pursuant to our directors and officers liability insurance policy. See "Legal Proceedings," under Part II, Item 1 of this quarterly report for additional details.

  •
  In October 2009, Union Federal sold a portfolio of private education loans, excluding loans held by Union Federal's subsidiary, UFSB Private Loan SPV, LLC, which we refer to in this report as UFSB-SPV, with an aggregate outstanding principal and accrued interest balance of approximately $233.8 million. As a result of the sale, Union Federal achieved the reduction required by the Order in the level of private education loans held by Union Federal. During the second quarter of fiscal 2010, we announced that we had begun examining strategic alternatives for Union Federal, including a potential sale.

  •
  During the second quarter of fiscal 2010, we announced that we had entered negotiations for the acquisition of a loan servicer. We were subsequently unable to agree to terms, and negotiations with respect to the contemplated acquisition had been discontinued as of February 9, 2010. We continue to believe, however, that the ownership of a loan servicer would complement our overall strategy of diversifying our revenues away from dependence upon securitizations.

Business Trends and Uncertainties

        Beginning in late 2007 and continuing through the date of this quarterly report, general economic conditions in the United States have deteriorated. Our business has been and continues to be materially adversely impacted by these conditions, and our inability to access the securitization markets as a result of market disruptions continued during the first six months of fiscal 2010. In addition, credit performance of consumer-related loans generally, and the loan portfolios held for sale and held by the various securitization trusts we have facilitated, continued to be adversely affected by general economic conditions, including increasing unemployment rates. The interest rate, economic and credit environments may continue to have a material negative effect on the estimated value of our service receivables and education loans held for sale, which consisted as of December 31, 2009 of a portfolio of private education loans held by UFSB-SPV and pledged to a third party conduit lender pursuant to an education loan warehouse facility.

        The loan portfolios held by UFSB-SPV and the NCSLT Trusts have experienced higher levels of defaults than we originally projected. During the first six months of fiscal 2010, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our additional structural advisory fees, asset servicing fees and residuals receivables by 209 basis points to 21.09%. Since June 30, 2006, we have increased the projected weighted-average gross default rates for the NCSLT Trusts by 1,187 basis points. Credit rating agencies have taken negative ratings actions with respect to certain securitizations that we previously facilitated. In December 2009, Standard & Poor's downgraded the ratings assigned to certain subordinate ABS issued by four securitization trusts, citing ongoing performance deterioration, higher than expected defaults and the expected reprioritization to senior noteholders of interest payable to holders of such subordinate ABS. In January 2010, Standard & Poor's further downgraded the ratings assigned to subordinate ABS issued by two of those trusts.

Fitch Ratings also downgraded all ratings across 12 NCSLT Trusts in January 2010, citing trust-specific factors as well as a negative outlook for the private education loan sector in general.

        During the first six months of fiscal 2010, prepayment rates, however, remained at a rate that is extremely low by historical standards.

        During the first six months of fiscal 2010, we recorded an unrealized loss of $134.6 million in connection with write-downs of our education loans held for sale to their estimated fair value. We recorded aggregate losses during fiscal 2009 of $138.2 million in connection with similar write-downs. We may record a realized or unrealized loss in the future in connection with UFSB-SPV's portfolio of private education loans held for sale.

        Changes in any of the following factors could materially affect our financial results:

  •
  market acceptance of our Monogram product offering and our fee-for-service offerings;

  •
  demand for private education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under the federal government's programs and legislation recently passed or under consideration as of February 9, 2010;

  •
  competition for providing private education financing and reluctance by lenders to participate in the private education loan market;

  •
  conditions in the private education loan securitization market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

  •
  regulatory requirements applicable to Union Federal and us, including the Supervisory Agreement and the Order;

  •
  valuation adjustments relating to the portfolio of private education loans held for sale by UFSB-SPV;

  •
  general interest rate and consumer credit environments, including their effect on our assumed discount, net default and prepayment rates, the forward London Interbank Offered Rate, or LIBOR, curve and the trusts' ability to recover principal and interest from borrowers;

  •
  our critical accounting policies and estimates;

  •
  challenges relating to the federal income tax treatment of the sale of the Trust Certificate or our asset services agreement with the purchasers of the Trust Certificate entered into in April 2009, which we refer to as the Asset Services Agreement, including proceedings relating to any tax refund previously received;

  •
  changes in generally accepted accounting principles, which could impact the carrying value of assets and liabilities, as well as require the consolidation of certain off-balance sheet entities;

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private education loans, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

  •
  developments in connection with the TERI Reorganization, including approval of the plan of reorganization proposed by TERI and the official committee of unsecured creditors, or Creditors Committee, in September 2009.

        We believe that conditions in capital markets began to improve during the first six months of fiscal 2010. If we are able to facilitate the securitization of private education loans in the future, we expect the structure and economics of such a transaction to be substantially different from our past transactions. We expect lower revenues and additional cash requirements on our part.

        In July 2009, Union Federal agreed pursuant to the Order to submit to the OTS a new business plan for Union Federal covering fiscal years 2010, 2011 and 2012. We are uncertain whether the OTS will approve the new business plan that we proposed for Union Federal, including the extent to which Union Federal will be permitted to originate private education loans. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details. During the second quarter of fiscal 2010, we announced that we had begun examining strategic alternatives for Union Federal, including a potential sale.

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

        As required under GAAP, we recognize the fair value of additional structural advisory fees and residuals as revenue at the time the securitization trust purchases the private education loans, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, and there are no future contingencies or obligations due on our part. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions available to the owners of the residual interests of the trusts subject to these services. Under GAAP, we are required to estimate the fair value of the additional structural advisory fees, asset servicing fees and residuals receivables as if they are investments in securities classified as trading, similar to retained interests in securitizations. In subsequent periods, we re-evaluate the estimated fair value of these receivables and recognize the change in fair value as servicing revenue in the period in which the change in estimate occurs.

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

        At December 31, 2009 and 2008, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12.4 billion and $13.3 billion, respectively. The underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans, of which approximately 26.2% were in deferment, 6.0% were in forbearance and 67.8% were in repayment status as of December 31, 2009. Approximately 88.2% of the loans in repayment status as of December 31, 2009 were current, 4.9% were between 31 and 90 days past due, 3.8% were between 91 and 180 days past due, and 3.1% were greater than 180 days past due. As of December 31, 2009, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status in the NCSLT Trusts was 12.8%. We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of December 31, 2009, including original pool characteristics and borrower payment status, delinquency, cumulative loss and prepayment data as of December 31, 2009 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including parity ratios by trust, net recovery rates by year of default, six-month rolling prepayment rates and payment status by trust.

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

        Prepayment Rates.    We compute prepayments as the difference between the total amount of payments, both principal and interest, received from or on behalf of a borrower and the amount of principal and interest billed to the borrower during the same period. To convert this dollar amount into a rate, we divide these amounts by the dollar amounts that could possibly have been repaid during that period and annualize the result. This approach results in a rate that is expressed as a conditional prepayment rate, or CPR. The CPR is essentially an estimate of the likelihood that a loan will be prepaid during a period, given that it has not previously defaulted or been repaid in full. The prepayment rate can be significantly different at different points in time over the life of a trust, or any pool of loans, because the prepayment rate for a given cohort of loans will vary with their seasoning, credit quality, prevailing interest rates and availability of consumer credit.

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Bond rate. The spread represents our estimate of the risk premium related to the additional structural advisory fees. In developing the spreads, we primarily consider yield curves for certain composite indices for subordinated corporate bonds with 15-year maturities, as well as yields, including indicative yields, in the broader ABS marketplace during the fiscal period.

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

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction; however, during fiscal 2009 and fiscal 2010, failed auctions occurred or persisted with respect to auction rate notes issued by each of the five trusts. In the second quarter of fiscal 2009, the ratings assigned to the auction rate notes of these trusts were downgraded due to the failed auctions, deterioration in trust performance and the downgrade in the insurance financial strength ratings assigned to Ambac Assurance Corporation, which provides credit enhancement for certain auction rate notes. As a result, the auction rate notes bear interest at a maximum spread over one-month LIBOR as specified in the indentures, based on the ratings assigned to the notes. We assumed at December 31, 2009 that all auction rate notes would continue to bear interest at their current maximum spreads until their expected maturity dates.

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

        TERI's Obligation to Pay Claims.    The indentures relating to the securitization trusts specify certain circumstances, which we refer to as Trigger Events, upon the occurrence of which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the Trigger Event cease to exist or all notes and related interest are paid in full. Under the indentures, a Trigger Event generally occurs when the cumulative gross defaults of education loans held by such trust exceed a specified level. As a result of the TERI Reorganization, in the third quarter of fiscal 2008, we adjusted our assumptions to assume that amounts available to pay a trust's default claims will be limited to amounts available from the trust's Pledged Account, assuming that future recoveries on defaulted loans would replenish such Pledged Account. Previously, we assumed that TERI would pay default claims on a timely basis and that no default Trigger Event would occur. Although the overall expected cash flows generated by the trusts improved as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals was delayed, reducing their estimated fair value.

        In January 2009, the Creditors Committee filed an adversary complaint in the United States Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court, alleging that certain security interests granted by TERI to the trusts are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $610 million as of December 31, 2009. In September 2009, the Creditors Committee and TERI filed a proposed joint plan of reorganization that included a proposed settlement of the adversary complaint. The proposed joint plan of reorganization, which was amended in October 2009 and February 2010, generally proposes that defaulted loans owned by TERI with an aggregate principal balance of more than $350 million, as well as rights to future recoveries on such loans, be transferred to the trusts and defaulted loans with an aggregate principal balance of more than $250 million, as well as rights to future recoveries on such loans, be transferred to a liquidating trust for the benefit of TERI's unsecured creditors, including the trusts. We are uncertain whether the terms of the proposed settlement will be further amended and whether the trusts will vote to approve the proposed plan of reorganization and thereby opt-in to the proposed settlement. We did not adjust our assumptions regarding the trusts' security interests as of December 31, 2009, and we continued to assume that the trusts had valid and enforceable security interests in, among other collateral, all future recoveries on defaulted loans owned by TERI and that such recoveries would be available to replenish the trusts' Pledged Accounts.

  Education Loans Held for Sale

        Education loans held for sale by UFSB-SPV have been pledged pursuant to an education loan warehouse facility provided by a third-party lender. The loans are subject to call provisions by the third-party lender, and therefore, we do not have the ability to hold the loans to maturity. Education loans held for sale are carried at the lower of cost or fair value. The fair value of education loans held for sale is evaluated on a quarterly basis.

        When available, the fair value is based on quoted market values. In the absence of readily determined market values, fair value is estimated by management based on the present value of expected future cash flows from the education loans held for sale. These estimates are based on historical and third-party data and our industry experience with the assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates, the proportion of buyer's equity to financing and the corresponding weighted-average cost of capital commensurate with the risks involved. During the second quarter of fiscal 2010, we retained an independent third party to assess the fair value of a portfolio of non-current private education loans held by Union Federal. We incorporated the estimates received from the third party, and the sales price received by Union Federal in October 2009 for the sale of its portfolio of current loans, in our estimate of the fair value of the private education loans held for sale by UFSB-SPV at December 31, 2009. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. Changes in the carrying value of education loans held for sale are recorded as a separate component of non-interest expense.

        In October 2009, Union Federal sold a portion of its portfolio of private education loans held for sale, which excludes loans held by UFSB-SPV, to an unaffiliated third party. In November 2009, Union Federal sold the remainder of its portfolio of private education loans held for sale to a newly formed statutory trust owned by a subsidiary of FMC. These loans were reclassified as held to maturity upon sale. See Note 3, "Education Loans Held for Sale," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees, as well as our asset servicing fees receivable and our education loans held for sale. Private education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the Pledged Accounts were unavailable to pay the trusts' default claims or if recoveries on defaulted loans were not available in whole or in part to replenish such Pledged Accounts, as a result of a plan of reorganization or otherwise, or if net defaults increase beyond the level of expected third-party reimbursement assumptions, then these changes will have an additional negative effect on the value of these assets.

        The following table shows our loan performance and discount rate assumptions and additional structural advisory fee balances at December 31, 2009 and estimated changes that would result from changes in our assumptions. The effect on the fair value of the structural advisory fees is based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at December 31, 2009.

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

	Percentage change in assumptions		Management assumptions and receivables balance at December 31, 2009	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumption(1)	19.26%	20.19%	21.09%	21.98%	22.84%
Total structural advisory fees	$57,467	$56,607	$55,724	$54,820	$53,904
Change in receivables balance	3.13%	1.58%		(1.62)%	(3.27)%
Default recovery rate:
Management assumption	32.00%	36.00%	40.00%	44.00%	48.00%
Total structural advisory fees	$54,580	$55,166	$55,724	$56,256	$56,752
Change in receivables balance	(2.05)%	(1.00)%		0.95%	1.84%
Annual prepayment rate:
Management assumption	6.41%	7.21%	8.01%	8.81%	9.61%
Total structural advisory fees	$56,907	$56,302	$55,724	$55,174	$54,642
Change in receivables balance	2.12%	1.04%		(0.99)%	(1.94)%
Discount rate:
Management assumption	9.47%	10.65%	11.84%	13.02%	14.20%
Total structural advisory fees	$74,413	$64,381	$55,724	$48,253	$41,802
Change in receivables balance	33.54%	15.54%		(13.41)%	(24.98)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$45,810	$50,400	$55,724	$61,756	$68,523
Change in receivables balance	(17.79)%	(9.55)%		10.82%	22.97%

(1)
The percentage change in assumptions applies to future projected defaults in the portfolio after taking into account actual defaults occurring in the portfolio through December 31, 2009. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of 21.09%.

  Consolidation

        Our consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At December 31, 2009 and 2008, each of the securitization trusts created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined by Accounting Standards Codification, or ASC, 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities, which we refer to as ASC 860-40. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs.

        In June 2009, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standard 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140, which we refer to as FAS 166, and Financial Accounting Standard 167, Amendments to FASB Interpretation No. 46(R), which we refer to as FAS 167. Both statements are effective beginning with our financial statements for the first quarter of fiscal 2011, ending on September 30, 2010. FAS 166 removes the concept of a QSPE from ASC 860-40 and removes the exception from consolidation for qualifying special-purpose entities from ASC 810-10, Consolidation, which we refer to as ASC 810-10.

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

        In addition, we will be required to reassess whether consolidation of variable interest entities is appropriate at each report date, as opposed to the one-time assessment allowed under previous guidance.

        We are evaluating the impact that the adoption of these statements will have on our consolidated financial condition and results of operations, particularly as they relate to the securitization trusts holding loans we previously facilitated. At December 31, 2009, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12.4 billion and the principal and interest of the education loans outstanding was $11.1 billion. The underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans. The aggregate outstanding principal balance of the debt issued by the other trusts, for which we own residual interests, was $561.1 million and the principal and interest of the education loans outstanding was $535.4 million. As of February 9, 2010, the impact of these accounting pronouncements on our financial condition and results of operations was still uncertain.

        These new accounting rules would also be applied to new transactions entered into from July 1, 2010 forward.

Results of Operations

Three and six months ended December 31, 2009 and 2008

Summary

        The following table summarizes our results of operations:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2009	2008	2009-2008	2009	2008	2009-2008
	(in thousands, except per share data)
Service revenues	$8,643	$(93,569)	$102,212	$17,689	$(185,611)	$203,300
Net interest income	1,501	7,474	(5,973)	5,941	14,612	(8,671)

Total revenues	10,144	(86,095)	96,239	23,630	(170,999)	194,629
Non-interest expenses	31,249	59,138	(27,889)	181,451	120,069	61,382

Loss before income taxes	(21,105)	(145,233)	124,128	(157,821)	(291,068)	133,247
Income tax benefit	(9,386)	(51,846)	42,460	(52,036)	(104,785)	52,749

Net loss	$(11,719)	$(93,387)	$81,668	$(105,785)	$(186,283)	$80,498

Net loss per share, diluted	$(0.12)	$(0.94)	$0.82	$(1.07)	$(1.88)	$0.81
Diluted weighted average shares outstanding	99,247	99,116	131	99,224	99,040	184

        We reported a net loss of $11.7 million, or $0.12 per share, on a fully diluted basis, for the second quarter of fiscal 2010, compared with a net loss of $93.4 million, or $0.94 per share, for the second quarter of fiscal 2009. The improvement in earnings in fiscal 2010 reflects lower write-downs of service revenue receivables and lower operating expenses. We did not facilitate any new securitization transactions in the first six months of fiscal 2010 or 2009. Total revenues for the second quarter of fiscal 2010 increased by $96.2 million from the second quarter of fiscal 2009. Total non-interest expense decreased $27.9 million over the same period, reflecting lower compensation and benefits and general and administrative expenses.

        Our net loss for the first six months of fiscal 2010 was $105.8 million, or $1.07 per share on a fully diluted basis, compared with a net loss of $186.3 million, or $1.88 per share, for the first six months of fiscal 2009. The improvement in earnings for the six month period is attributable to lower write-downs of service revenue receivables and lower compensation and benefits and general and administrative expenses, partially offset by higher unrealized losses on education loans held for sale, most of which was recorded in the first quarter of fiscal 2010.

Service Revenues

        The following table summarizes the changes in our service revenues:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2009	2008	2009-2008	2009	2008	2009-2008
	(in thousands)
Additional structural advisory fees—trust updates	$278	$(29,513)	$29,791	$641	$(47,403)	$48,044
Asset servicing fees:
Fee income	1,777	—	1,777	3,879	—	3,879
Fee updates	203	—	203	363	—	363

Total asset servicing fees	1,980	—	1,980	4,242	—	4,242
Residuals—trust updates	1,453	(69,082)	70,535	2,277	(149,238)	151,515
Administrative and other fees	4,932	5,026	(94)	10,529	11,030	(501)

Total service revenues	$8,643	$(93,569)	$102,212	$17,689	$(185,611)	$203,300

        Additional structural advisory fees, asset servicing fees and residuals receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased private education loans facilitated by us. The fees are expected to be paid directly from the various securitization trusts.

  Additional Structural Advisory Fees

        We are entitled to receive additional structural advisory fees over time, based on payment priorities established in the trusts' indentures, with no further requirement for service on our part. In the case of the NCSLT Trusts, this fee accumulates monthly in each trust from the date of a securitization at a rate of 15 to 30 basis points per year plus accrued interest on earned but unpaid fee income. We generally become entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities in the particular NCSLT Trust, which we refer to as the Parity Ratio, reaches a stipulated level, which ranges from 103.0% to 105.5%. The level applicable to a particular trust is determined at the time of securitization. Actual Parity Ratios at December 31, 2009 ranged from 89.98% to 97.09%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust Parity Ratios as of December 31, 2009. The stipulated Parity Ratio levels may be raised if certain trust characteristics change.

        We record the net present value of the future cash flows due to us from the trusts, or estimated fair value, of these fees as additional structural advisory fee receivables on the balance sheet. Additional structural advisory fees recognized in the income statement represent the change in fair value during the period in the structural advisory fee receivable, less cash received, if any. To estimate the amount and timing of the cash flows of these fees, we apply a discount rate to the estimated amount and timing of cash flows of each trust, taking into consideration the estimated operational expenses for the separate securitization trusts and trust performance assumptions, including the expected annual rate and timing of loan defaults, TERI's obligation to pay default claims, expected recoveries on defaulted loans, including use of recoveries to replenish the Pledged Accounts, the annual rate and timing of education loan prepayments, the trend of contractual and market interest rates over the life of the loan pool, the cost of funding outstanding auction rate notes, the existence of Trigger Events and the discount rate commensurate with the risk involved. These assumptions are based on historical and third-party data and our industry experience.

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fee receivable. We expect, as of December 31, 2009, to begin to receive these fees approximately five to 22 years after the date of a particular securitization transaction. However, for many of the trusts, the bankruptcy filing of their loans' primary guarantor, TERI, or cumulative gross default rates have resulted in Trigger Events. These events may significantly delay the receipt of fees. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows.

        For the second quarter and first six months of fiscal 2010, we recorded revenue from trust updates for additional structural advisory fees of $0.3 million and $0.6 million, respectively, compared to losses from trust updates of $29.5 million and $47.4 million for the comparable periods in fiscal 2009. During the first six months of fiscal 2009, we experienced a significant tightening of the forward LIBOR curve, increased costs related to interest on auction rate notes, higher default rates and increases in the discount rate. During the first six months of fiscal 2010, there has been less volatility in the financial markets, and as a result, more stability in discount rates and the forward LIBOR curve, although our assumed default rates have continued to increase based on actual experience. See "—Service Revenues Receivables Assumptions" that follows for a discussion of each assumption.

        The following table summarizes changes in the estimated fair value of our additional structural advisory fees receivables:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(in thousands)
Fair value at beginning of period	$55,469	$94,475	$55,130	$113,842
Cash received from trust distributions	(23)	(27)	(47)	(1,504)
Trust updates:
Passage of time—fair value accretion	1,583	2,641	3,329	5,430
Increase (decrease) in forward LIBOR curve	3,611	(15,396)	1,563	(19,531)
(Increase) decrease in discount rate assumption	(3,755)	(6,123)	3,698	(20,189)
Increase in timing and average default rate	(1,743)	(3,031)	(3,472)	(6,164)
Increase in auction rate notes spread	—	(13,087)	—	(13,087)
Decrease in average prepayment rate	—	2,358	—	2,358
Other factors, net	582	3,125	(4,477)	3,780

Net change from trust updates	278	(29,513)	641	(47,403)

Fair value at end of period	$55,724	$64,935	$55,724	$64,935

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

        NC Residuals Owners Trust, a statutory trust, directly or indirectly owned certain certificates of beneficial ownership interests of the NCSLT Trusts. As a result of our sale of the Trust Certificate, we are no longer entitled to the residual cash flows of the NCSLT Trusts, although we continue to be entitled to receive residuals from other trusts. The purchasers of the Trust Certificate agreed to bear all future federal and state tax liabilities associated with the NCSLT Trust residuals.

        During the second quarter and first six months of fiscal 2010, we recorded revenue from residuals receivables of $1.5 million and $2.3 million, respectively, compared with losses of $69.1 million and $149.2 million for the comparable periods in fiscal 2009. Results for the first six months of fiscal 2009 include changes made to the estimated fair value of the residuals of the NCSLT Trusts, prior to our sale of the Trust Certificate. Residuals receivables for the first six months of fiscal 2010 relate only to residuals from trusts other than the NCSLT Trusts. Losses in the first six months of fiscal 2009 reflected a tightening of the forward LIBOR curve, higher interest payable on auction rate notes, higher assumed default rates and an increase in the assumed discount rate. See "—Service Revenues Receivables Assumptions" that follows for a discussion of each assumption.

        The following table summarizes the changes in the estimated fair value of our residuals receivables:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(in thousands)
Fair value at beginning of period	$10,784	$213,099	$9,960	$293,255
Trust updates:
Passage of time—fair value accretion	433	8,821	859	19,752
Increase (decrease) in forward LIBOR curve	112	(16,129)	134	(22,113)
(Increase) decrease in discount rate assumption	—	(39,991)	1,176	(83,634)
Increase in timing and average default rate	—	(9,380)	—	(50,108)
Increase in auction rate notes spread	—	(31,779)	—	(31,779)
Decrease in average prepayment rate	—	11,336	—	11,336
Other factors, net	908	8,040	108	7,308

Net change from trust updates	1,453	(69,082)	2,277	(149,238)

Fair value at end of period	$12,237	$144,017	$12,237	$144,017

        We entered into the Asset Services Agreement in April 2009, pursuant to which we have agreed to provide certain services to the purchasers of the Trust Certificate to support their ownership of the NCSLT Trust residuals, including analysis and valuation optimization services and services relating to funding strategy. As compensation for our services, we are entitled to an asset servicing fee, calculated as a percentage of the aggregate outstanding principal balance of loans outstanding in the NCSLT Trusts. Although this fee is earned monthly, we will not receive any asset servicing fees until the purchasers have begun to receive residual cash flows. We earned asset servicing fees of $2.0 million during the second quarter and $4.2 million for the first six months of fiscal 2010. Changes to our assumptions did not have a material impact on the estimated fair value of these receivables during the first six months of fiscal 2010.

  Administrative and Other Fees

        Administrative and other fees decreased slightly to $4.9 million and $10.5 million for the second quarter and first six months of fiscal 2010, respectively, down from $5.0 million and $11.0 million for the comparable periods in fiscal 2009. Administrative and other fees include trust administration fees generated from the daily management and information gathering and reporting services for parties related to securitization trusts, stand-alone fee-based loan origination, processing fees and loan portfolio default prevention services. During the first six months of fiscal 2010, lower marketing revenues were offset, in large part, by higher revenue from default prevention services.

Service Revenues Receivables Assumptions

        The following table shows the approximate weighted average assumptions for loan performance and discount rates of the NCSLT Trusts and changes made to our assumptions during the quarter and year-to-date periods:

	Six months ended December 31,
	2009			2008
	Rate	Rate Change for the Quarter	Rate Change for the Six Months	Rate	Rate Change for the Quarter	Rate Change for the Six Months
Discount rate—additional structural advisory fees	11.84%	0.54%	(0.69)%	12.21%	1.14%	2.49%
Discount rate—asset servicing fees and residuals	16.00	—	(1.00)	18.40	2.05	3.52
Gross default rate	21.09	0.98	2.09	16.58	0.62	1.75
Net default rate	12.65	0.58	1.25	8.62	0.32	0.91
Recovery rate	40.00	—	—	48.00	—	—
Prepayment rate	8.01	—	—	8.12	(0.28)	(0.28)

        Forward LIBOR Curve.    The forward LIBOR curve is a market observable input obtained from an independent third party. LIBOR is the underlying rate for most of the trusts' assets and liabilities and can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus 150 basis points to the extent such fees are accrued but unpaid by the trusts.

        During the second quarter of fiscal 2010, the forward LIBOR curve experienced an upward shift of approximately 75 to 100 basis points, resulting in an increase in the estimated fair value of our structural advisory fees of $3.6 million. This shift more than offset the tightening of the curve experienced during the first quarter of fiscal 2010 and resulted in a net increase of $1.6 million for the first six months of fiscal 2010.

        During the first six months of fiscal 2009, there was a tightening in the forward LIBOR curve which resulted in decreases to our additional structural advisory fees and residuals receivables of $15.4 million and $16.1 million, respectively, for the second quarter, and $19.5 million and $22.1 million, respectively, for the first six months of fiscal 2009.

        Discount Rate—Additional Structural Advisory Fees.    We base the discount rate that we use to estimate the fair value of our additional structural advisory fees on a spread over the 10-year U.S. Treasury Bond rate. In determining the spread for fiscal 2010, we considered, among other things, yield curves for certain composite indices for B-rated corporate bonds with 15-year maturities, as well as yields in the broader ABS marketplace. We maintained a spread of 800 basis points during the second quarter of fiscal 2010, flat from the prior quarter. During the same period, the 10-year U.S. Treasury Bond rate increased by 54 basis points to 3.84% at December 31, 2009.

        As a result, we applied a discount rate of 11.84% at December 31, 2009, resulting in a decrease of the fair value of additional structural advisory fees of $3.8 million during the second quarter. For the first six months of fiscal 2010, we decreased the spread over the 10-year U.S. Treasury Bond rate by

100 basis points from the prior year-end. During the same period, the 10-year U.S. Treasury Bond rate increased by 31 basis points for a net decrease in the applied discount rate of 69 basis points. The lower discount rate resulted in an increase in the value of the additional structural advisory fees receivables of $3.7 million during the first six months of fiscal 2010.

        During fiscal 2009, we increased the spread by 275 basis points in the second quarter, for a total increase of 425 basis points for the first six months, to 1,000 basis points, due to the dislocation in the capital markets and the private education loan securities sector over these time periods. The 10-year U.S. Treasury Bond rate decreased by 161 basis points during the second quarter and by 176 basis points for the first six months of fiscal 2009, to 2.21% at December 31, 2008. As a result, we applied a discount rate of 12.21% for purposes of estimating the fair value of the additional structural advisory fees, which resulted in net decreases of $6.1 million and $20.2 million during the second quarter and first six months of fiscal 2009, respectively.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for purposes of estimating the fair value of our asset servicing fees and residuals receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

        We maintained a discount rate of 16.00% during the second quarter of fiscal 2010, flat from the first quarter but a decrease of 100 basis points, from 17.00%, at the prior fiscal year-end. As a result, there was no change in the residuals receivables during the second quarter and an increase in residuals receivables of $1.2 million during the first six months of fiscal 2010 due to changes in the discount rate.

        During fiscal 2009, due to widening credit spreads in the debt capital markets, we increased our weighted-average discount rate by 205 basis points during the second quarter for a total increase of 352 basis points for the first six months, to 18.40% at December 31, 2008. The increase in the discount rate resulted in decreases in the estimated fair value of our residuals receivables of $40.0 million and $83.6 million during the second quarter and first six months of fiscal 2009, respectively.

        Default and Recovery Rates.    During the second quarter of fiscal 2010, we increased the weighted-average gross default rate assumptions used to estimate the fair value of our service receivables by 98 basis points, for a total increase of 209 basis points for the first six months, to 21.09% at December 31, 2009. The increase reflects actual default experience in excess of projections and resulted in an increase in the assumed weighted-average net default rate to 12.65%, with no changes made to the assumptions for recovery rates.

        The increase in the net default rate resulted in decreases in the estimated fair value of our additional structural advisory fees receivable of $1.7 million and $3.5 million during the second quarter and first six months of fiscal 2010, respectively. Changes to the net default rate did not have a material impact on the estimated fair value of our asset servicing fees or residuals receivables. In addition, during the first quarter of fiscal 2010, we recorded a decrease of $4.7 million in the estimated fair value of additional structural advisory fees for potential deviations in the collateral performance of securitized loans. We did not make a similar adjustment during the second quarter of fiscal 2010.

        During fiscal 2009, the net default rate was increased to reflect higher default rates experienced in the trusts. The higher net default rate resulted in decreases in the estimated fair value of our additional structural advisory fees receivable of $3.0 million and $6.2 million during the second quarter and first six months of fiscal 2009, respectively. At December 31, 2008, we had not sold the Trust Certificate, and the increase in the net default rate resulted in decreases in the estimated fair value of our residuals receivables of $9.4 million and $50.1 million for the second quarter and first six months of fiscal 2009, respectively.

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction; however, during fiscal 2009 and fiscal 2010, failed auctions occurred or persisted with respect to auction rate notes issued by each of the five trusts. In the second quarter of fiscal 2009, the ratings assigned to the auction rate notes of these trusts were downgraded due to failed auctions, deterioration in trust performance and the downgrade of the insurance financial strength rating assigned to Ambac Assurance Corporation, which provides credit enhancement for certain auction rate notes. As a result, the auction rate notes bear interest at a maximum spread over one-month LIBOR as specified in the indentures, based on the ratings then assigned to the notes. Increases in the interest expense of the trusts reduced the estimated fair value of our additional structural advisory fees and residuals receivables and delayed the timing of receipt of additional structural advisory fees. As a result, we decreased the estimated fair value of our additional structural advisory fees by $13.1 million and our residuals receivables by $31.8 million during the second quarter of fiscal 2009. During fiscal 2010, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

        Prepayment Rates.    In response to a historically low prepayment rate, the current interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption during the first six months of fiscal 2010 by extending the period during which decreased prepayments were expected to persist. As of December 31, 2009, we assumed that the current prepayment rate will persist until December 31, 2010, and then eventually revert to historical norms during the ensuing 12 months. These changes did not have a material impact on the estimated fair value of our service receivables for fiscal 2010.

        During the second quarter of fiscal 2009, we decreased our assumed prepayment rate by 28 basis points, which resulted in an increase to additional structural advisory fee receivables of $2.4 million and residuals receivables of $11.3 million.

        TERI's Obligation to Pay Claims.    We did not adjust our assumptions regarding TERI's obligation to pay claims during the first six months of fiscal 2010 or fiscal 2009, including our assumption that all future recoveries on defaulted TERI-guaranteed loans would be available to replenish the trusts' Pledged Accounts. See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenges to Security Interests," for additional details.

        For a discussion of the sensitivity of the additional structural advisory fees to variations in our assumptions and estimates, see "Service Revenue and Receivables" and "Sensitivity Analysis" under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

Net Interest Income

        Net interest income decreased to $1.5 million in the second quarter of fiscal 2010, down from $7.5 million in the second quarter of fiscal 2009. Interest income was $5.5 million for the second quarter of fiscal 2010, down from $12.3 million for the same period in fiscal 2009. The decrease reflected lower rates earned on education loans held for sale coupled with a lower average balance due to the sale of loans with an aggregate principal amount of $233.8 million in October 2009. Funds received from the sale were invested in lower yielding cash equivalents. Interest expense was down slightly over the same periods due to lower time and savings deposit account volumes and rates.

        Net interest income decreased to $5.9 million for the first six months of fiscal 2010, down from $14.6 million for the first six months of fiscal 2009. Interest income for the first six months of fiscal 2010 was $13.9 million, down from $24.4 million in fiscal 2009, and also reflected the decreases in rates earned and average volume outstanding of education loans held for sale. Interest expense of $8.0 million was down from $9.7 million due to lower volumes of time and savings account deposits, partially offset by an increase in the rate paid on borrowings under the education loan warehouse facility triggered by the events of termination that occurred in fiscal 2009.

        The following tables reflect the rates earned on interest-earning assets and paid on interest-bearing liabilities:

Consolidated average balance sheet, interest and rates
(Taxable-equivalent rates(1))

	Three months ended December 31,
	2009			2008
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
	(in thousands, except rates)
Assets
Cash and cash equivalents	$394,269	$167	0.17%	$127,699	$182	0.57%
Federal funds sold	11,749	1	0.04	42,449	40	0.38
Short-term investments	32,065	50	0.62	—	—	—
Investments held for sale	7,027	90	5.06	81,070	562	3.99
Education loans held for sale	315,910	4,851	6.09	509,491	11,352	8.84
Mortgage loans held to maturity	8,849	175	7.87	10,622	134	5.00
Education loans held to maturity	7,310	120	6.50	—	—	—

Total interest-earning assets	777,179	5,454	2.78	771,331	12,270	6.53
Cash and cash equivalents	2,415			806
Mark-to-market reserves	(203,018)			(35,924)
Other assets	144,624			405,791

Total assets	$721,200			$1,142,004

Liabilities
Time and savings accounts	$99,759	385	1.53%	$135,089	1,073	3.15%
Money market accounts	49,823	199	1.58	40,614	453	4.43
Education loan warehouse facility	229,075	3,191	5.53	245,074	3,041	4.92
Other short-term borrowings	—	—	—	16,957	38	0.89
Other interest-bearing liabilities	12,687	178	5.58	12,442	191	6.10

Total interest-bearing liabilities	391,344	3,953	4.01	450,176	4,796	4.23
Non-interest-bearing deposits	1,759			8,514
All other liabilities	22,252			37,646

Total liabilities	415,355			496,336

Stockholders' equity	305,845			645,668

Total liabilities and stockholders' equity	$721,200			$1,142,004

Interest-bearing assets	$777,179			$771,331

Net interest income		$1,501			$7,474

Net interest margin			0.76%			3.84%

	Six months ended December 31,
	2009			2008
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
	(in thousands, except rates)
Assets
Cash and cash equivalents	$277,490	$289	0.21%	$115,687	$647	1.13%
Federal funds sold	10,536	3	0.06	66,076	462	1.39
Short-term investments	16,033	50	0.62	—	—	—
Investments held for sale	7,545	194	5.10	81,316	1,140	4.03
Education loans held for sale	420,528	12,976	6.12	506,195	21,837	8.56
Mortgage loans held to maturity	9,212	304	6.56	10,769	285	5.26
Education loans held to maturity	3,655	120	6.50	—	—	—

Total interest-earning assets	744,999	13,936	3.71	780,043	24,371	6.42
Cash and cash equivalents	2,507			685
Mark-to-market reserves	(191,376)			(23,687)
Other assets	205,352			427,918

Total assets	$761,482			$1,184,959

Liabilities
Time and savings accounts	$101,045	856	1.68%	$170,147	2,762	3.22%
Money market accounts	49,636	427	1.71	42,125	829	3.90
Education loan warehouse facility	229,435	6,391	5.53	244,398	5,737	4.66
Other short-term borrowings	—	—	—	8,478	38	0.89
Other interest-bearing liabilities	12,017	321	5.30	13,290	393	5.86

Total interest-bearing liabilities	392,133	7,995	4.04	478,438	9,759	4.05
Non-interest-bearing deposits	1,447			4,851
All other liabilities	20,901			43,876

Total liabilities	414,481			527,165

Stockholders' equity	347,001			657,794

Total liabilities and stockholders' equity	$761,482			$1,184,959

Interest-bearing assets	$744,999			$780,043

Net interest income		$5,941			$14,612

Net interest margin			1.58%			3.72%

(1)
Taxable-equivalent rate is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue for purposes of calculating the yield. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%.

Non-interest Expenses

        Total non-interest expenses were $31.2 million for the second quarter of fiscal 2010, compared with $59.1 million for the comparable period in fiscal 2009. Non-interest expenses for the first six months of fiscal 2010 were $181.5 million, up from $120.1 million for the first six months of fiscal 2009. Excluding unrealized losses on education loans held for sale, non-interest expenses decreased by $22.7 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The following table reflects non-interest expenses:

			Change between periods			Change between periods
	Three months ended December 31,			Six months ended December 31,
			From 2008 to 2009			From 2008 to 2009
	2009	2008		2009	2008
	(in thousands, except employee data)
Compensation and benefits	$8,206	$10,295	$(2,089)	$16,343	$25,552	$(9,209)
General and administrative expenses:
Depreciation and amortization	3,600	4,680	(1,080)	7,293	9,735	(2,442)
Third-party services	3,744	6,784	(3,040)	9,834	14,331	(4,497)
Occupancy and equipment	3,351	3,610	(259)	9,687	8,570	1,117
Marketing coordination	21	122	(101)	35	3,550	(3,515)
Other	1,639	4,344	(2,705)	3,645	7,801	(4,156)

Subtotal—general and administrative expenses	12,355	19,540	(7,185)	30,494	43,987	(13,493)
Unrealized losses on education loans held for sale	10,688	29,303	(18,615)	134,614	50,530	84,084

Total non-interest expenses	$31,249	$59,138	$(27,889)	$181,451	$120,069	$61,382

Total number of employees at fiscal quarter-end	221	234	(13)

        Compensation and Benefits Expenses.    Compensation and benefits expense decreased to $8.2 million for the second quarter of fiscal 2010, compared with $10.3 million for the second quarter of fiscal 2009. Compensation and benefits expense decreased to $16.3 million for the first six months of fiscal 2010, compared with $25.6 million for the first six months of fiscal 2009. The decreases between periods were primarily the result of decreases in severance accruals and the number of employees. We reduced headcount by 13 employees between December 31, 2008 and 2009.

        General and Administrative Expenses.    General and administrative expenses decreased to $12.4 million during the second quarter of fiscal 2010, compared with $19.5 million during the second quarter of fiscal 2009, reflecting lower depreciation due to the retirement of certain fixed assets, lower third-party service costs, including lower legal expenses and recoupment of $1.0 million in legal fees pursuant to our directors and officers liability insurance policy, and lower goodwill write-downs.

        General and administrative expenses decreased to $30.5 million during the first six months of fiscal 2010 from $44.0 million during the first six months of fiscal 2009, reflecting lower depreciation, legal costs and goodwill write-downs, as well as the termination of a marketing coordination contract with a client.

        Unrealized Losses on Education Loans Held for Sale.    We recorded write-downs on education loans held for sale of $10.7 million during the second quarter, for a total of $134.6 million for the first six months of fiscal 2010. During fiscal 2009, we recorded write-downs of $29.3 million in the second quarter for a total of $50.5 million for the first six months.

        During the first quarter of fiscal 2010, we received a bid from an unaffiliated third party for the "current" education loans held for sale by our bank subsidiary, Union Federal. We recorded unrealized losses during the first quarter on all education loans held for sale based on that bid. In October 2009, Union Federal completed the sale of 88% of its portfolio of private education loans directly held by it for sale, excluding loans held by UFSB-SPV, to the third party for proceeds of $121.5 million.

        During the second quarter of fiscal 2010, we retained an independent third party to assess the fair value of Union Federal's "non-current" education loans held directly for sale. In November 2009, Union Federal sold the remainder of its portfolio of private education loans held directly for sale to a newly formed statutory trust owned by a subsidiary of FMC. We reclassified the loans held by this trust as held to maturity. We continue to classify the portfolio held by Union Federal's subsidiary UFSB-SPV as held for sale. We incorporated the estimates received from the third party and the sales price received by Union Federal for the sale of its current portfolio in October 2009 in our estimate of the fair value of the private education loans held for sale by UFSB-SPV as of December 31, 2009.

        Unrealized losses recorded for estimates of the fair value of education loans held for sale in fiscal 2009 reflected adjustments to our cash flow model, including higher assumptions for default rates, discount rates and the cost of funds, and lower recovery rates, based on then-current economic conditions.

Income Tax Benefit

        Income tax benefit for the second quarter of fiscal 2010 was $9.4 million, for a total benefit of $52.0 million for the first six months of fiscal 2010. The income tax benefit for fiscal 2009 was $51.8 million for the second quarter and $104.8 million for the first six months. The lower overall benefit in fiscal 2010 is a result of lower pre-tax losses during fiscal 2010 and a lower effective tax rate. During the first six months of fiscal 2010, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 33.0% from an effective tax rate of 36.0% for the first six months of fiscal 2009. The decrease in our effective tax rate was primarily due to certain permanent differences and expense accruals related to unrecognized tax benefits.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, was signed into law. As part of the WHBAA, we will be allowed to carry back the taxable losses from either fiscal 2009 or fiscal 2010 for five years, instead of two years. We have not yet determined which year would be more advantageous to carry back, and as such, have not yet determined whether or not to file an amended fiscal 2009 tax return. We have estimated that taxable income in previous years will be sufficient to cover the taxable losses of both fiscal 2009 and fiscal 2010 regardless of which fiscal year is carried back. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded a $24.1 million income tax receivable at December 31, 2009.

        We have determined that a valuation allowance is not necessary for certain deferred tax assets, as it is more likely than not that these assets will be realized through future reversals of existing temporary differences or available tax planning strategies. We will continue to review the recognition of deferred tax assets on a regular basis.

        Net unrecognized tax benefits were $20.1 million at December 31, 2009. At December 31, 2009, we had approximately $2.9 million accrued for interest and no amount accrued for the payment of penalties.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. In the first six months of fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.

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

        Our actual liquidity and capital funding requirements may depend on a number of factors, including:

  •
  the extent to which our services and products, including our new Monogram product offering, gain market acceptance and remain competitive at pricing favorable to us;

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

        Liquidity is required for capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, and maintaining the regulatory capital of our bank subsidiary, Union Federal.

        We had combined cash, cash equivalents, federal funds sold, short-term investments and investments held for sale of $456.0 million and $181.5 million, at December 31, 2009 and June 30, 2009, respectively. In the first six months of fiscal 2010, we received a total of $189.3 million in federal and state tax refunds for income taxes previously paid by us on prior taxable income, and Union Federal received $121.5 million from the sale of a portion of its private education loan portfolio to an unaffiliated third party. Net cash provided by operating activities was $287.2 million for the first six months of fiscal 2010, reflecting the receipt of the tax refunds and proceeds from the sale of the loans. Net cash used in operating activities was $68.0 million in the first six months of fiscal 2009, reflecting the funding of operations and payment of taxes.

        Cash used in investing activities of $33.5 million for the first six months of fiscal 2010 was primarily due to $50.0 million of cash invested in short-term investments, partially offset by a net reduction in federal funds sold. Cash provided by investing activities of $54.7 million in the first six months of fiscal 2009 was primarily due to a net reduction in federal funds sold.

        Cash used in financing activities in the first six months of fiscal 2010 of $13.5 million reflected decreases in the volume of deposits and payments under capital leases and borrowings under the education loan warehouse facility. Cash provided by financing activities for the first six months of fiscal 2009 of $68.1 million reflected the net issuance proceeds of series B non-voting convertible preferred stock of $125.9 million and proceeds from short-term borrowings, partially offset by decreases in deposits.

        The following table summarizes our time deposits greater than $100,000 by maturity at December 31, 2009:

(in thousands)
Within three months	$9,020
Three to six months	22,337
Six months to one year	6,470
Over one year	740

$38,567

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

        Union Federal's equity capital was $45.7 million at December 31, 2009, down from $84.3 million at June 30, 2009, due to dispositions of education loans held for sale during the six month period. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). See Note 14, "Union Federal Regulatory Matters—Regulatory Capital Requirements," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for Union Federal quantitative measures. As of December 31, 2009 and June 30, 2009, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        In July 2009, FMC entered into the Supervisory Agreement and Union Federal consented to the Order, pursuant to which FMC and Union Federal agreed to comply with certain requirements imposed by the OTS. The Order required Union Federal to, among other things, reduce its concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% by December 31, 2009. In October 2009, Union Federal sold approximately 88% of its portfolio of private education loans held for sale, excluding loans held by UFSB-SPV, for gross proceeds of approximately $121.5 million. As a result of the sale, Union Federal achieved the reduction required by its concentration reduction plan. In November 2009, FMC was refunded a deposit in the amount of $30.0 million that FMC had been required to maintain at Union Federal until such reduction had been achieved. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to

Cease and Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details on the Supervisory Agreement and Order, and Note 3, "Education Loans Held for Sale," for additional details on the sale of the loans.

        The Supervisory Agreement requires us to, among other things, maintain Union Federal's regulatory capital ratios at the greater of: (1) the capital ratios specified in Union Federal's business plan approved by the OTS in November 2006, (2) the capital ratios projected in a business plan found acceptable to OTS or (3) the minimum regulatory capital requirements. The terms of the Supervisory Agreement and the Order will remain in effect until terminated, modified or suspended by the OTS. Union Federal's regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2009	June 30, 2009
Risk-based capital ratios:
Tier 1 capital	4%	6%	121.14%	37.86%
Total capital	8	10	121.45	37.91
Tier 1 (core) capital ratio	4	5	23.02	34.51

Contractual Obligations

        As of December 31, 2009, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2009.

Off-Balance Sheet Arrangements

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of business, we are subject to interest-rate risk and credit risk. Interest-rate risk applies to all of our interest-bearing assets and liabilities as well as service revenue receivables. Credit risk is primarily related to education loans, service revenue receivables, mortgage loans, cash equivalents and investments.

Interest-Rate Risk

        The interest-rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration and are subject to frequent repricing at maturity.

        Less than 5% of our customer deposits at Union Federal have fixed interest rates in excess of twelve months. Approximately 78% of the deposits have maturities of six months or less. Deposit pricing is subject to weekly examination by a committee of senior managers from Union Federal and our Finance and Risk and Compliance Departments. The committee considers competitors' pricing, inflows and outflows of deposit balances, and Union Federal's funding requirements to make pricing decisions on the desired volume of deposits in each given duration and product type.

        Outstanding borrowings under the education loan warehouse facility carry interest at prime plus 2% and reprice daily.

        The frequent repricing of our liabilities drives our investment decisions. All of our private education loans, and approximately 66% of our mortgage loans, have variable interest rates. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year, and U.S. federal agency mortgage-backed securities.

        The matching of the interest-rate characteristics and duration of assets and liabilities mitigates interest-rate risk with respect to net interest revenue. However, we are still subject to interest-rate risk because as interest rates decline, the spreads between our assets and liabilities may narrow and net interest income may decline.

        The fair value of private education loans held for sale and our service revenue receivables will fluctuate due to variance in prepayments and discount rates, as well as the multi-year forward estimates of the LIBOR index rate, which is the reference rate for the loan assets and assumed borrowings, and buyer's equity assumptions used in our cash flow model. We frequently monitor these assumptions and their effect on the estimated fair value of these assets. We believe that we have adequately addressed interest-rate risks in our cash flow models.

Credit Risk

        We manage cash and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents, short-term investments and investments held for sale are placed with the Federal Reserve, or invested in federal funds sold, money market funds, deposits at highly rated institutions and government agency mortgage-backed securities.

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

        Private education loans are not currently offered by Union Federal, and therefore, we are not adding newly originated loans to the existing portfolio. We use default prevention and early awareness procedures to mitigate credit risk on our held to maturity portfolio.

        Our assumptions regarding defaults and recoveries of securitized loans and TERI's obligation to pay claims on defaulted loans affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows, and our estimates of their fair value.

        If recoveries with respect to a trust's defaulted education loans would be unavailable to replenish the trust's Pledged Account, the estimated value of our additional structural advisory fees would be reduced. In the context of the TERI Reorganization, the Creditors Committee has alleged that the NCSLT Trusts do not have enforceable rights to future recoveries on defaulted loans with an aggregate principal and accrued interest balance of more than $610 million as of December 31, 2009. The

Creditors Committee's adversary proceeding may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts. See "Risks Related to the TERI Reorganization" in Part II, Item 1A of this quarterly report for additional details. In addition, increases in our estimates of defaults, as well as decreases in default recovery rates would have a negative effect on the value of our additional structural advisory fees and asset servicing fees.

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In April and May 2008, seven purported class action lawsuits were filed by stockholders against us and certain of our current and former officers and certain of our directors in the United States District Court for the District of Massachusetts. The plaintiffs alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints alleged various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints sought, among other relief, class certification, unspecified damages, fees and such other relief as the court deemed just and proper. In August 2008, the court consolidated these cases and appointed lead plaintiffs and a lead counsel. In November 2008, a consolidated amended complaint was filed by the lead plaintiffs that contained allegations similar to the earlier complaints. In August 2009, the court issued an order granting our motion to dismiss the plaintiffs' consolidated amended complaint. The court did not grant plaintiffs leave to re-plead, and the period during which the plaintiffs could appeal the dismissal has expired.

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

        A state derivative action was also filed against certain of our current and former officers and directors and nominally against us in Massachusetts Superior Court in June 2008. The complaint was purportedly brought on our behalf to remedy alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which allegedly occurred between August 2006 and June 2008. The complaint sought a monetary judgment, injunctive relief, restitution, disgorgement, and costs and disbursements of the action. On October 1, 2009, the court entered an order approving a stipulation for dismissal of the case without prejudice. No compensation in any form passed directly or indirectly from any of the defendants to plaintiffs or any of plaintiffs' attorneys.

        In November 2009, we recouped $1.0 million in legal expenses in connection with these lawsuits pursuant to our directors and officers liability insurance policy.

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

        We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter, including developments in the TERI Reorganization and actions taken pursuant to the OTS enforcement agreements. In addition, we have made material changes to the following risk factors as compared to the version disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009:

  •
  Capital markets dislocations, and the timing, size and structure of any future capital markets transactions, will greatly affect our quarterly financial results.

  •
  Failure to comply with recent OTS enforcement agreements could adversely affect our business, financial condition and operating results.

  •
  We may become subject to state registration or licensing requirements. If we determine that we are subject to the registration or licensing requirements of any jurisdiction, our compliance costs could increase significantly and other adverse consequences may result.

  •
  Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

  •
  Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we have worked with in the past, the loans that we facilitate would be subject to individual state consumer protection laws.

        We deleted the following risk factors, which appeared in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009:

  •
  Our assumptions regarding the future cost of funding of auction rate notes affect the valuation of our service receivables.

  •
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

        We have limited experience with the new product offering, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty. We are uncertain whether the market will accept the new product offering, particularly because of the current economic environment where there has been a reluctance by many lenders to focus on their education lending business. As of February 9, 2010, we had not fully deployed the product to any clients. Successful sales of the Monogram loan product will be critical to growing and diversifying our revenues and client base in the future.

        Commercial banks have historically served as the initial funding sources for loans we facilitate and have been our principal clients. In the absence of securitizations, we have not been able to provide these banks with the means of liquidity necessary to support long term funding of private education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal education loan marketing and private education loan marketing have been reduced by both the compression of margins in the federal program and regulatory restrictions on cross marketing of federal and private education loans. In response to the these changes, as well as proposed legislation that would eliminate the Federal Family Education Loan Program, or FFELP, many lenders have re-evaluated their business strategies related to education lending. In light of general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, the private education loan business may generally be less attractive to commercial banks than in the past.

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

        In August 2008, the Higher Education Opportunity Act was signed into law, which adds:

  •
  significant restrictions to the marketing of federal and private education loans; and

  •
  significant compliance burdens to private education loan lenders by adding new Truth in Lending Act disclosures, procedures and rescission rights, as well as accompanying civil penalties.

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

  •
  529 plans, which include both prepaid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;

  •
  education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings; and

  •
  direct loans from colleges and universities.

        If demand for private education loans weakens, we could experience reduced demand for our services, which could have a material adverse effect on our results of operations.

Continuation of the current economic conditions could adversely affect the private education loan industry.

        As a result of capital market dislocations that began during the second quarter of fiscal 2008, as well as the TERI Reorganization, we have been unable to complete a securitization transaction since September 2007. In addition, rising unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies and defaults and negatively affect the value of our service receivables. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and several clients and potential clients have exited the private education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

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

If we fail to manage effectively our cost reductions, our business could be disrupted and our financial results could be adversely affected.

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

        We are dependent upon the retention and motivation of certain key employees and the loss of any such employees could adversely affect our business. In addition, our future performance will also depend upon our ability to attract skilled, new employees. If we are unable to manage our cost reductions, or if we lose key employees or are unable to attract new employees, our operations and our financial results could be adversely affected.

If competitors acquire or develop a private education loan database or advanced loan information processing systems, our business could be adversely affected.

        We own a proprietary database of historical information on private education loan performance that we use to help us develop our proprietary origination risk score model, determine the terms of portfolio funding transactions and establish the changes in fair value of the additional structural advisory fees, asset servicing fees and residuals receivables that we recognize as revenue. We also have developed, and continued to develop as of February 9, 2010, a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our private education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the private education loan market originate or service loans, they compile over time information for their own private education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of private education loans than we have over the past two fiscal years, which may have provided them with comparatively greater borrower or loan data or insights, particularly during the most recent economic cycle. If a third party creates or acquires a private education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

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

        As of December 31, 2009, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' education loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. During the second quarter of fiscal 2010, we announced that we had entered into negotiations for the acquisition of a loan servicer. We were subsequently unable to agree to terms, and negotiations with respect to the contemplated acquisition had been discontinued as of February 9, 2010. We continue to believe, however, that ownership of a loan servicer would complement our overall strategy and reduce our reliance on an external service provider for loan servicing, which subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees, asset servicing fees and residuals receivables. In addition, if PHEAA were to fail to comply with TERI's servicing guidelines in servicing securitized TERI-guaranteed private education loans, TERI would not be obligated to make guaranty payments on such loans, in which case PHEAA would be obligated to cure the noncompliance or purchase the loans. Such an event could have a negative impact on the value of our asset servicing fees and additional structural advisory fee receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of third parties on which we rely, may result in lost business.

        We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing or servicing. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are located in the Boston metropolitan area. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

        We cannot assure you that failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. The occurrence of any failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

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

        Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the applicant and borrower information that we process in connection with loans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we were to experience a data security breach, or if we or the securitization trusts that we administer otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

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

        We have no further financial obligation with respect to our additional structural advisory fees or residuals in the securitizations we have facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated, if default rates increase beyond our assumptions at December 31, 2009. As of December 31, 2009, we expected to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction, consistent with our expectations at June 30, 2009.

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

        We adjusted our key accounting assumptions throughout fiscal 2009 and in the first six months of fiscal 2010:

  •
  During fiscal 2009, we adjusted our assumptions with regard to default rates, discount rates, the future cost of funding auction rate notes and recoveries used in estimating the value of our service receivables. As a result of these factors and the disposition of the Trust Certificate, we recorded a $340.5 million pre-tax decrease in the value of our service receivables during fiscal 2009. We increased the projected weighted average gross default rates for the NCSLT Trusts by 417 basis points over the same period.

  •
  During fiscal 2009, we recorded aggregate losses of $138.2 million in connection with write-downs of our education loans held for sale to their estimated fair value.

  •
  During the first six months of fiscal 2010, we further adjusted our key accounting assumptions, including our assumptions with regard to the rate and timing of defaults, discount rates and prepayment rates used in estimating the value of our service receivables. The net effect of these adjustments, together with fair value of accretion due to passage of time, was a net increase of $2.9 million in the value of our service receivables.

  •
  During the first six months of fiscal 2010, we recorded a loss of $134.6 million in connection with write-downs of education loans held for sale to their estimated fair value.

        In general, our adjustments during fiscal 2009 were necessary because the securitization trusts and our portfolio of private education loans held for sale had performed below our range of expectations, including with regard to delinquencies and defaults. Other contributing factors included higher assumed discount rates, the uncertainty about TERI's obligation to pay claims as a result of the TERI Reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts which we now project to be higher than previous estimates. In fiscal 2010, we have continued to experience high delinquencies and defaults, and significant write-downs of the value of loan portfolios, but we have benefited from lower discount rates and an upward shift in the forward LIBOR curve. For a discussion of changes in assumptions for the first six months of fiscal 2010 and the sensitivity of the additional structural advisory fees to variations in our assumptions and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates."

        If the actual performance of the education loan portfolio held for sale by UFSB-SPV or the portfolios held by some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change, and the actual additional structural advisory fees and residuals that we receive from the trusts, and the actual asset servicing fees that we receive from the owner of the Trust Certificate, could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting default and recovery rates on loan portfolios, could cause or contribute to differences between actual performance of the portfolios and our key assumptions. In addition, developments in the TERI Reorganization, including resolution of challenges to the trusts' security interests in collateral securing TERI's guaranty obligations or TERI's rejection of its guaranty agreements could cause us to adjust further our key assumptions. With regard to TERI, for purposes of estimating the fair value of our service receivables, we assumed at June 30, 2009 and December 31, 2009, that the application of collateral will occur in accordance with existing agreements, including the availability of future recoveries on defaulted education loans held by TERI to replenish the Pledged Accounts. The Creditors Committee is challenging the enforceability of certain trusts' security interests, which may result in a significant reduction of collateral available to the trusts. Finally, dislocations in the capital markets have generally resulted in increases in investors' yield requirements for ABS. If such conditions degrade, we may need to further adjust our key assumptions.

        Education loans held for sale by UFSB-SPV are carried at the lower of cost or fair value. The fair value of education loans held for sale is evaluated on a periodic basis. In the absence of readily determined market values, the fair value is estimated by management based on the present value of expected future cash flow from the education loans held for sale. Under GAAP, we are required to reduce the carrying value of these private education loans held for sale if their fair value decreases below our cost. In such an event, we are required to write-down the carrying value of our private education loans held for sale, which would result in an increase in our non-interest expenses. We may be required to make additional valuation adjustments in the future.

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

We have guaranteed the performance of Union Federal's obligations under a loan purchase and sale agreement.

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

        We may require additional funds for our products, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through private education loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. We also cannot assure you that our capital resources as of December 31, 2009 will be sufficient to satisfy our liquidity needs or capital funding requirements for the succeeding twelve months, particularly in the event of a prolonged dislocation in the private education loan ABS market. Our short-term financing needs are subject to regulatory capital requirements related to Union Federal, including the requirement imposed by the Supervisory Agreement that FMC maintain Union Federal's regulatory capital ratios at specified levels. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and

Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details. Our short-term financing needs are also subject to amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products and further scale back our expenses.

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

        Although our new Monogram product offering has been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on credit enhancement, we have limited experience with the new offering and had not fully deployed it to any clients as of February 9, 2010. In addition, our future financial results and growth may continue to be affected by our ability to structure securitizations or alternative financing transactions involving private education loans. If we are able to facilitate securitizations in the future, we expect the structure and economics of the transactions to be substantially different than our past transactions. We expect lower revenues and additional cash requirements on our part.

        We will need to gain market acceptance of our Monogram loan product, new fee structure and additional services in order to improve our cash flow and reduce our dependence on third-party credit enhancement and the securitization markets. If we continue to be unable to access the ABS market, our revenues may continue to be adversely impacted, and we may continue to generate net losses, which would further erode our liquidity position.

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

  •
  unwillingness of investors to ascribe value to the Pledged Accounts or financial guarantees offered by other third parties;

  •
  the adequacy of the segregated reserves pledged to each securitization trust as collateral for TERI's guaranty obligations with respect to the education loans held by the trust, including the validity and perfection of the trust's security interests and the replenishment of the reserves from recoveries on defaulted loans;

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

        We have been unsuccessful in obtaining alternatives to securitization to finance our clients' loans. Under the terms of our purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's TERI-guaranteed loans during a specified loan purchase period. The length of the loan purchase period varies by client and generally ranges from 195 days to 555 days following final loan disbursement. In general, the termination of the TERI guaranty in the TERI Reorganization would terminate our purchase obligations under the purchase agreements. Therefore, our potential liability under our loan purchase agreements is dependent, in part, upon the outcome of the TERI Reorganization and is not determinable at this time. If we do not honor our contractual obligations, our value proposition would be compromised and prospective clients may not be interested in entering into business arrangements with us. In addition, our financial results would be adversely affected if we were required to pay damages.

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

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted loans, including defaulted loans from the NCSLT Trusts, in April 2008. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in Pledged Accounts established for the benefit of certain securitization trusts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trusts that owned the defaulted loan. As of February 9, 2010, TERI was not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        The Bankruptcy Court's June 2008 order granted parties rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $610 million as of December 31, 2009, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling more than $14 million as of December 31, 2009. In February 2009, pending resolution of the issues raised in the Creditors Committee's complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the Pledged Accounts.

        In March 2009, FMDS and the owner trustee filed a motion to dismiss the Creditors Committee's adversary complaint. The indenture trustee also filed a motion to dismiss, joining the arguments made in the motion filed by FMDS and the owner trustee. The Creditors Committee filed an opposition to the motion to dismiss in April 2009, together with an amended complaint naming the trusts themselves as defendants. FMDS filed a response to the opposition and amended complaint in May 2009. In September 2009, the Bankruptcy Court denied the motions to dismiss. In October 2009, the Bankruptcy Court also denied motions for leave to commence an interlocutory appeal. We cannot at this time predict the timing, costs or outcome of the adversary proceeding, and did not adjust our accounting assumptions during the first six months of fiscal 2010 regarding TERI.

        If the Creditors Committee or any other party is successful in challenging the trusts' security interests, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and other holders of claims. The settlement of the adversary complaint, in the context of a plan of reorganization or otherwise, could also result in a material decrease in the amount of pledged collateral available exclusively to a particular securitization trust. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

        In September 2009, a Joint Plan of Reorganization of TERI and the Creditors Committee was filed in the Bankruptcy Court. In October 2009, a First Amended Joint Plan of Reorganization of TERI and the Creditors Committee and an accompanying Disclosure Statement were filed. In February 2010, a Second Amended Joint Plan of Reorganization of TERI and the Creditors Committee and an accompanying Disclosure Statement were filed. The plan of reorganization includes a proposed settlement of the adversary complaint and includes other provisions that would affect the claims of the NCSLT Trusts. Approval of the plan of reorganization may not be solicited until an accompanying disclosure statement has been approved by the Bankruptcy Court.

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

        We did not adjust our assumptions regarding TERI during the six months ended December 31, 2009, including our assumption that all future recoveries on defaulted TERI-guaranteed loans would be available to replenish trusts' Pledged Accounts. See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenges to Security Interests," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information.

Risks Relating to Regulatory Matters

We may become subject to new regulations which could increase our costs of compliance and alter our business practices.

        Turbulence in the financial services industry beginning in the second quarter of fiscal 2008 has resulted in increased consumer and governmental scrutiny. In response, regulators have increased diligence and enforcement efforts and new laws and regulations are under consideration in Congress. In particular, the Obama Administration has proposed, and Congress is actively considering, legislation that would create a Consumer Financial Protection Agency and significantly weaken federal preemption of state regulations currently enjoyed by federal savings and loans and their operating subsidiaries, such as Union Federal and its operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. As proposed and passed by the House of Representatives, the Consumer Financial Protection Agency would have broad powers to regulate consumer financial services products, including education loans and would have rulemaking authority for numerous federal laws including the Truth in Lending Act and Equal Credit Opportunity Act. The Agency is expected to also be vested with authority to examine certain banks and state licensed non-bank entities, including loan brokers and companies that provide certain outsourced consumer and education loan processing and origination services. In addition, regulators and enforcement officials are taking increasingly expansive positions with respect to whether certain products or product terms may run afoul of state and federal unfair or deceptive acts and practices laws. These and other regulatory changes could result in, among other things, increased compliance costs and alterations to our business practices, which could have a material adverse effect on our business operations and financial results.

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

        In July 2009, we entered into the Supervisory Agreement with the OTS and Union Federal entered into a stipulation consenting to the issuance by the OTS of the Order to cease and desist. The Supervisory Agreement requires us to, among other things:

  •
  maintain Union Federal's regulatory capital ratios at the greater of: (i) the capital ratios specified in Union Federal's business plan approved by the OTS in November 2006, (ii) the capital ratios projected in a business plan found acceptable to the OTS or (iii) the minimum regulatory capital requirements;

  •
  maintain a deposit at Union Federal in the amount of $30.0 million until the earlier to occur of the (i) sale of Union Federal or (ii) reduction of Union Federal's private education loan concentration ratio to 50% of Union Federal's Tier 1 capital plus allowance for loan losses;

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

        Pursuant to the requirements of the Order, Union Federal took the following actions during the six months ended December 31, 2009:

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

  •
  developed, submitted to the OTS for review and final approval, and executed a concentration reduction plan to reduce the balances of private education loans held by Union Federal;

  •
  sold its entire portfolio of private education loans pursuant to its concentration reduction plan, other than loans held by UFSB-SPV and pledged to a third party conduit lender; and

  •
  implemented a detailed compliance monitoring program that provides for frequent Board level reporting and quarterly progress reports to the OTS on actions taken by Union Federal to comply with the Order.

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

        In addition, the Order required Union Federal to adopt a concentration reduction plan that: (i) prevented Union Federal from originating private education loans until Union Federal reduced the concentration of private education loans to Tier 1 capital plus allowances for loan losses below 50% and (ii) required Union Federal to achieve such a reduction by December 31, 2009. During the second quarter of fiscal 2010, Union Federal sold the entire portfolio of private education loans directly held by it for sale, excluding loans held by UFSB-SPV. As a result, Union Federal achieved the reduction required by the concentration reduction plan. In November 2009, FMC was refunded a deposit in the amount of $30.0 million that FMC had been required to maintain at Union Federal until such reduction had been achieved. See Note 3, "Education Loans Held for Sale," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information.

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

        Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may be subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we divest Union Federal, if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Legislation being considered by Congress to create the Consumer Financial Protection Agency that, as passed by the House of Representatives, includes a provision repealing federal preemption available to operating subsidiaries of federal savings associations, such as FMLOS, and limiting the scope of preemption available to federal savings associations and national banks. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by our subsidiary First Marblehead Education Resources, Inc., or FMER, were not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We have historically provided outsourced private education loan origination services on a fee-for-service basis through FMER and Union Federal's subsidiary FMLOS, although we were not providing services through FMLOS as of February 9, 2010.

        Absent a change in federal law, either by judicial interpretation or legislation, including as discussed above, to the extent that our services are conducted through Union Federal or FMLOS, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders, credit services organizations or loan arrangers will be asserted. However, we are examining a strategic alternatives for Union Federal, including a potential sale and, as noted above, Congress is actively considering legislation that could weaken preemption for federal savings associations and eliminate it for operating subsidiaries of federal savings associations, such as Union Federal and FMLOS. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal preemption. We cannot assure you that we will be successful in obtaining state licenses or registrations and, if we are unsuccessful, we may be required to restructure our activities in a manner that will not subject us to such licensing or registration requirements, although we cannot assure you that such a restructuring will not have a material adverse effect on our business.

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

        Third parties with which we do, or have done, business, including federal and state chartered financial institutions, non-bank loan marketers, as well as TERI, are subject to registration, licensing and extensive governmental regulations, including the Truth in Lending Act and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to small loans, loan brokers, credit services organizations and loan arrangers. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

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

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve Board issued regulations to implement provisions of the Higher Education Opportunity Act of 2008. The regulations revise the number, timing, and content of disclosures required for private education loans by the Truth in Lending Act and the Federal Reserve Board's implementing regulation for the Truth in Lending Act, Regulation Z. Under the regulations, private education loan creditors will be required to provide disclosures about loan terms and features on or with the loan application and will also be required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. The Federal Reserve Board has also proposed model disclosure forms that creditors could use to comply with the new disclosure requirements. Compliance with the new regulations will be mandatory as of February 14, 2010. In addition, in December 2009, the Federal Reserve Board and the Federal Trade Commission announced final rules to implement the risk-based pricing provisions of the Fair and Accurate Credit Transactions Act of 2003. The final rules will generally require that lenders provide disclosures to certain consumers if credit is offered to them on less favorable terms than those offered by the lender to other consumers. Compliance with the disclosure requirements is mandatory as of January 1, 2011.

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

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we have worked with in the past, the loans that we facilitate would be subject to individual state consumer protection laws.

        All of the lenders with which we work are federally-insured banks and credit unions and, therefore, in most cases, are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, certain of our lender clients are chartered by the federal government and enjoy preemption from enforcement of state consumer protection laws. In providing our private education loan services to our clients, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

        The association between marketers of high-interest "payday" loans, tax-return anticipation loans, subprime credit cards, and online payment services and banks has come under recent scrutiny. Recent litigation asserts that loan marketers use lenders with a bank charter that authorizes the lender to charge the most favored interest rate available in the lender's home state in order to evade usury and interest rate caps, and other consumer protection laws imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. Moreover, federal banking regulators and the Federal Trade Commission have undertaken enforcement actions challenging the activities of certain loan marketers and their bank partners, particularly in the context of subprime credit cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders has been coordinated by us, are distinguishable from the activities involved in these cases.

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

        The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

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

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees, asset servicing fees, residuals receivables and education loans held for sale, including among others, discount, default and prepayment rates;

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

  •
  changes in demand for our product and service offerings or in the education finance marketplace generally;

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

        Our directors and executive officers, and entities affiliated with them, owned approximately 22% of the outstanding shares of our common stock as of December 31, 2009, excluding shares issuable upon vesting of restricted stock units, shares issuable upon exercise of outstanding stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,000,000 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more that 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

        In April 2007, our Board of Directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included approximately 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. As of December 31, 2009, we had repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17.

        We did not repurchase any shares of common stock during the six months ended December 31, 2009. Future repurchases pursuant to this program may require regulatory approval.

Item 4—Submission of Matters to a Vote of Security Holders

        On November 16, 2009, the following proposals were voted on at our 2009 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

To elect the following nine persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified (subject to such director's earlier death, resignation or removal):

Stephen E. Anbinder	78,152,242	10,962,120	N/A	N/A
William R. Berkley	81,718,676	7,395,686	N/A	N/A
Dort A. Cameron III	72,966,463	16,147,899	N/A	N/A
Henry Cornell	78,091,454	11,022,908	N/A	N/A
George G. Daly	85,367,420	3,746,942	N/A	N/A
Peter S. Drotch	85,813,229	3,301,133	N/A	N/A
William D. Hansen	85,503,983	3,610,379	N/A	N/A
Daniel Meyers	79,094,512	10,019,850	N/A	N/A
Peter B. Tarr	78,570,513	10,543,849	N/A	N/A
To approve the amendment and restatement of First Marblehead's 2003 stock incentive plan	64,407,016	4,239,922	295,280	20,172,144
To ratify the appointment of KPMG LLP as First Marblehead's independent registered public accounting firm for the fiscal year ending June 30, 2010	86,913,598	575,123	1,625,641	N/A

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

THE FIRST MARBLEHEAD CORPORATION
Date: February 9, 2010	By:
/s/ KENNETH KLIPPER
 Kenneth Klipper
 Managing Director, Chief Financial Officer,
Treasurer and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.
10.2(1)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(2)	Trust static pool data as of December 31, 2009
99.2(2)	Supplemental presentation

(1)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on October 16, 2009

(2)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on January 29, 2010