Form 10-Q
period 2010-03-31
FIRST MARBLEHEAD CORP
filed 2010-05-10
CIK 1262279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010
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

        As of May 7, 2010, the registrant had 100,116,764 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1—Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2010	June 30, 2009
ASSETS
Cash and cash equivalents	$372,263	$158,770
Federal funds sold	2,003	14,326
Short-term investments, at cost	50,000	—
Investments held for sale	5,753	8,450
Education loans held for sale	98,758	350,960
Service receivables:
Additional structural advisory fees	33,902	55,130
Asset servicing fees	6,125	2,385
Residuals	12,146	9,960

Total service receivables	52,173	67,475
Property and equipment, net	10,466	19,929
Intangible assets, net	1,364	1,931
Other prepaid expenses	3,052	3,571
Loans held to maturity, net	9,312	9,515
Income taxes receivable	3,823	166,410
Net deferred tax asset	53,143	13,124
Other assets	5,467	6,869

Total assets	$667,577	$821,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$127,355	$154,462
Education loan warehouse facility	227,894	230,137
Accounts payable and accrued expenses	31,467	21,512
Other liabilities	6,889	9,754

Total liabilities	393,605	415,865
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized at March 31, 2010 and June 30, 2009; 133 shares issued and outstanding at March 31, 2010 and June 30, 2009	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized at March 31, 2010 and June 30, 2009; 106,891 and 106,768 shares issued at March 31, 2010 and June 30, 2009, respectively; 99,248 and 99,125 shares outstanding at March 31, 2010 and June 30, 2009, respectively	1,069	1,068
Additional paid-in capital	435,161	431,461
Retained earnings	21,739	156,913
Treasury stock, 7,643 shares held at March 31, 2010 and June 30, 2009, at cost	(184,246)	(184,246)
Accumulated other comprehensive income	248	268

Total stockholders' equity	273,972	405,465

Total liabilities and stockholders' equity	$667,577	$821,330

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Service revenues:
Additional structural advisory fees—trust updates	$(21,440)	$(4,063)	$(20,799)	$(51,466)
Asset servicing fees:
Fee income	2,133	—	6,012	—
Fee updates	(2,635)	—	(2,272)	—

Total asset servicing fees	(502)	—	3,740	—
Residuals—trust updates	(91)	(136,366)	2,186	(285,604)
Administrative and other fees	4,561	4,015	15,090	15,046

Total service revenues	(17,472)	(136,414)	217	(322,024)
Net interest income	656	5,798	6,597	20,409

Total revenues	(16,816)	(130,616)	6,814	(301,615)
Non-interest expenses:
Compensation and benefits	8,594	8,782	24,937	34,334
General and administrative expenses	15,238	18,606	45,732	62,593
Losses on education loans held for sale	4,180	47,584	138,794	98,114

Total non-interest expenses	28,012	74,972	209,463	195,041

Loss before income taxes	(44,828)	(205,588)	(202,649)	(496,656)
Income tax benefit	(15,439)	(64,934)	(67,475)	(169,718)

Net loss	$(29,389)	$(140,654)	$(135,174)	$(326,938)

Net loss per share:
Basic	$(0.30)	$(1.42)	$(1.36)	$(3.30)
Diluted	(0.30)	(1.42)	(1.36)	(3.30)
Weighted average shares outstanding:
Basic	99,248	99,121	99,232	99,067
Diluted	99,248	99,121	99,232	99,067

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock
									Accumulated other comprehensive income, net of tax
			Issued		In treasury
							Additional paid-in capital	Retained earnings		Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2008	—	$—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(326,938)	—	(326,938)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	139	139

Total comprehensive loss	—	—	—	—	—	—	—	(326,938)	139	(326,799)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of restricted stock units	—	—	308	3	(73)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	5,817	—	—	5,817
Tax expense from stock-based compensation	—	—	—	—	—	—	(2,234)	—	—	(2,234)

Balance at March 31, 2009	133	$1	106,764	$1,068	(7,643)	$(184,246)	$429,935	$192,995	$248	$440,001

Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$156,913	$268	$405,465
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(135,174)	—	(135,174)
Accumulated other comprehensive income, net	—	—	—	—	—	—	—	—	(20)	(20)

Total comprehensive loss	—	—	—	—	—	—	—	(135,174)	(20)	(135,194)
Stock issuance from vesting of restricted stock units	—	—	123	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,531	—	—	4,531
Tax expense from stock-based compensation	—	—	—	—	—	—	(830)	—	—	(830)

Balance at March 31, 2010	133	$1	106,891	$1,069	(7,643)	$(184,246)	$435,161	$21,739	$248	$273,972

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(135,174)	$(326,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,648	13,949
Deferred income tax benefit	(40,019)	(7,457)
Stock-based compensation	4,531	5,817
Losses on education loans held for sale	138,794	98,114
Proceeds from the sale of education loans	121,585	—
Loss on disposal of property and equipment	102	1,401
Additional structural advisory fee distributions	429	1,530
Goodwill impairment	—	1,701
Change in assets/liabilities:
Education loans held for sale	(8,962)	(17,935)
Additional structural advisory fees	20,799	51,466
Asset servicing fees	(3,740)	—
Residuals	(2,186)	285,604
Other prepaid expenses	519	8,690
Income taxes receivable	162,587	(169,960)
Other assets	1,402	1,919
Accounts payable and accrued expenses and other liabilities	9,712	(25,190)

Net cash provided by (used in) operating activities	281,027	(77,289)
Cash flows from investing activities:
Net change in federal funds sold	12,323	55,126
Purchases of short-term investments	(50,000)	—
Proceeds from maturities of investments held for sale	2,677	28,781
Purchases of investments held for sale	—	(33,600)
Purchases of intangible assets	—	(750)
Purchases of property and equipment	(720)	(935)
Net change in loans held to maturity	988	845

Net cash (used in) provided by investing activities	(34,732)	49,467
Cash flows from financing activities:
Decrease in deposits	(27,107)	(112,017)
(Payments for) proceeds from education loan warehouse facility	(2,243)	3,151
Increase in other short-term borrowings	—	55,000
Payments for capital lease obligations	(2,622)	(2,758)
Tax expense from stock-based compensation	(830)	(2,234)
Issuance of non-voting convertible preferred stock, net	—	125,858
Repurchase of common stock	—	(253)

Net cash (used in) provided by financing activities	(32,802)	66,747

Net increase in cash and cash equivalents	213,493	38,925
Cash and cash equivalents, beginning of period	158,770	70,280

Cash and cash equivalents, end of period	$372,263	$109,205

Supplemental disclosures of cash flow information:
Interest paid	$6,387	$13,285
Income taxes paid	109	41,207
Reclassification of education loans from held for sale to held to maturity	785	—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        Unless otherwise indicated or unless the context of the discussion requires otherwise, all references in these notes to unaudited condensed consolidated financial statements to "we", "us", "our" or similar references mean The First Marblehead Corporation (FMC) and its subsidiaries on a consolidated basis. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2009 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on September 3, 2009.

        We offer outsourcing services to national and regional financial institutions and educational institutions for designing and implementing private education loan programs. In addition, we provide administrative and other services to securitization trusts that we have facilitated, asset servicing to the third-party owner of certain of those securitization trusts (NCSLT Trusts) and portfolio management services to a limited number of clients. Our subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that offers residential and commercial mortgage loans, and retail savings, money market and time deposit products. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS). Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes. During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

        Prior to fiscal 2009, we structured and facilitated the securitization of private education loans generated by our clients through a series of bankruptcy remote, special purpose statutory trusts. Through the securitization process, the trusts obtained education loans from the originating lenders or their assignees, which relinquished to the trust their ownership interest in the loans. The debt instruments issued by the trusts to finance the purchase of these private education loans are obligations of the trusts, not obligations of us or the originating lenders or their assignees. For our past securitization services, we are entitled to receive additional structural advisory fees from the trusts over time. We are also entitled to receive administrative and other fees associated with these trusts as well as asset servicing fees and residuals associated with certain trusts. In addition, during fiscal 2009, we began to receive service fees for stand-alone services for loan origination, default prevention and collections services.

Servicing Concentration

        As of March 31, 2010, there were seven loan servicers providing services to trusts that we have facilitated, including processing deferment and forbearance requests, sending out account statements and accrual notices, responding to borrower inquiries, and collecting and crediting payments received from borrowers. As of March 31, 2010, Pennsylvania Higher Education Assistance Agency (PHEAA) serviced a significant majority of the loans for which we facilitated origination. PHEAA also operates under the name American Education Services.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

Business Trends, Uncertainties and Outlook

        During fiscal 2009, we implemented a plan to adjust our business model and address some of the uncertainties facing us as a result of dislocations in the capital markets and the private education lending industry. We made major changes in senior management, significantly reduced our operating expenses and the risk on our balance sheet through the sale of private education loans and the trust certificate (Trust Certificate) of our subsidiary NC Residuals Owners Trust, formerly known as GATE Holdings, Inc., a statutory trust that owned certain certificates of beneficial ownership interest of the NCSLT Trusts. The NCSLT Trusts held substantially all of the private education loans previously securitized by us and guaranteed by The Education Resources Institute, Inc. (TERI), a not-for-profit organization. The sale of the Trust Certificate, coupled with operating losses for fiscal 2009, generated a refund in October 2009 from the Internal Revenue Service (IRS) for income taxes previously paid of $176,636 and is expected to eliminate certain future tax liabilities, which would have had a material negative effect on our financial condition and liquidity. See Note 12, "Income Taxes," for additional information.

        In addition, during the second quarter of fiscal 2010, Union Federal sold approximately 88% of its portfolio of private education loans held for sale, which excluded loans held by Union Federal's subsidiary at that time, UFSB Private Loan SPV, LLC (UFSB-SPV), for gross proceeds of $121,585. As a result of the sale, Union Federal achieved the loan concentration reduction imposed by the OTS in July 2009, and FMC was refunded a deposit in the amount of $30,000 that FMC had been required to maintain at Union Federal until such reduction had been achieved. During the third quarter of fiscal 2010, we announced that the OTS had terminated its enforcement actions against us and Union Federal. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," for additional details. In April 2010, we restructured the terms of the debt owed by UFSB-SPV under its education loan warehouse facility. See Note 15, "Subsequent Events—Restructuring of Education Loan Warehouse Facility," for additional details. We believe that the restructuring will prove attractive to potential purchasers as we consider our strategic alternatives with respect to Union Federal.

        Historically, asset-backed securitizations had been our sole source of permanent financing for clients' private education loan programs. Conditions of the debt capital markets generally, and the asset-backed securities (ABS) market specifically, rapidly deteriorated during the second quarter of fiscal 2008, and the ability to finance private education loans through securitization continued to be significantly constrained through May 10, 2010. Our business has been and continues to be materially adversely impacted by these market dynamics, as we did not complete a securitization transaction during fiscal 2009 or through the first nine months of fiscal 2010. Further, we expect the structure and pricing terms in future financing transactions, if any, to be less favorable than in the past.

        In addition, credit performance of consumer-related loans generally, as well as the private education loans held by us and the various securitization trusts we have facilitated, have been adversely affected by general economic conditions in the United States, including increasing unemployment rates. Our education loan portfolios and those held by the NCSLT Trusts have experienced higher levels of defaults than we originally projected. As a result, we have significantly adjusted our projected performance assumptions associated with the NCSLT Trusts during fiscal 2009 and through the first nine months of fiscal 2010, including significant increases in our assumed default rates. Credit rating

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

agencies have taken negative rating actions with respect to certain securitizations that we previously facilitated, including ratings downgrades announced by Standard & Poor's on March 31, 2010 with respect to ABS issued by 20 NCSLT Trusts and on May 5, 2010 with respect to ABS issued by one NCSLT Trust. The interest rate, economic and credit environments may continue to have a material negative effect on the estimated fair value of our service receivables associated with the various securitization trusts that we have facilitated, as well as the private education loan portfolios held by us.

        Our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI. TERI guaranteed the education loans held by the NCSLT Trusts, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The TERI Reorganization has had, and will continue to have, a material negative effect on the NCSLT Trusts' ability to realize guaranty obligations of TERI, and our ability to realize fully the cost reimbursement obligations of TERI. See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenge to Security Interests," for more information on the TERI Reorganization and its impact on our operations. On April 28, 2010, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) held a hearing to consider confirmation of the fourth amended and restated plan of reorganization (Plan of Reorganization) jointly proposed by TERI and its official committee of unsecured creditors (Creditors Committee). The Bankruptcy Court made findings that the Plan of Reorganization meets the requirements for confirmation under the Bankruptcy Code, although an order confirming the Plan of Reorganization had not been entered by the Bankruptcy Court as of May 7, 2010. Following entry of such an order, the Plan of Reorganization would become effective following satisfaction of the conditions specified in the Plan of Reorganization. See Note 15, "Subsequent Events—Status of TERI Plan of Reorganization," for more information.

        Since the beginning of fiscal 2009, we have significantly refined our product offerings and added fee-for-service offerings, such as portfolio management and asset servicing. In August 2009, we completed the design of our new Monogram product offering, which has been designed to provide prospective lenders with flexible product features intended to meet their desired risk control and return objectives, while also providing borrowers with some ability to configure the terms of their private education loans. In April 2010, we entered into our first agreement with a lender based on our Monogram product offering. The agreement specifies a number of conditions to effectiveness that must be satisfied or waived. If these conditions are not satisfied or waived prior to September 1, 2010, the agreement may be terminated by us or the lender. See Note 15, "Subsequent Events—SunTrust Loan Program Agreement," for additional details. The Monogram product incorporates refinements to our origination process, including an enhanced application interface, an expanded credit decisioning model and additional disbursement and reporting capabilities. We designed this product to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on third-party credit enhancements. Pursuant to our Monogram product offering, we may invest specified amounts of capital as a credit enhancement feature of various lenders' loan programs based on our Monogram product offering.

        Our near term financial performance and future growth depend, in large part, on our ability to successfully market our new Monogram product and transition to more fee-based revenues while

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

growing our client base. We are uncertain as to the degree of acceptance the new product offering will have, particularly in the current economic environment where many lenders continue to re-evaluate their education lending business models.

Summary of Significant Accounting Policies

        Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the reported disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience, economic conditions and various other factors. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the recognition of service revenues and the valuation of our service receivables and our portfolios of private education loans held for sale. Interim results are not necessarily indicative of results to be expected for the entire fiscal year.

(a) Cash and Cash Equivalents; Short-term Investments

        All highly liquid debt instruments with original maturities of three months or less on the date of purchase, and all funds invested in money market funds, are considered cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

        Investments with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments and are carried at cost, which approximates fair value.

(b) Education Loans Held for Sale

        Education loans held for sale and the related interest receivable are carried at the lower of cost or fair value. Fair value is evaluated on a quarterly basis. When available, the fair value is based on quoted market values. In the absence of readily determined market values, fair value is estimated by management based on the present value of expected future cash flows from the education loans held for sale. These estimates are based on historical and third-party data and our industry experience with assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates and the corresponding weighted-average cost of capital commensurate with the risks involved. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the education loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. We record changes in the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

carrying value of education loans held for sale and the related interest receivable, as well as the charge-off of interest income on loans greater than 90 days past due, in the statement of operations.

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

        Level 2.    Model inputs are observable inputs, other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments, for which the model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are less frequently traded mortgage-backed securities, corporate debt securities and derivative contracts.

        Level 3.    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in loans held for sale, certain securitized financial assets or certain private equity investments.

        Fair value is applied to eligible assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, fair value is based on discounted cash flow analysis and comparisons to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates.

        The methods used for current fair value calculations of Level 2 and Level 3 assets and liabilities may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available, or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or application of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

different assumptions to value certain financial instruments could result in a different estimate of fair value.

(d) Revenue Recognition

        Additional Structural Advisory Fees.    Additional structural advisory fees were earned for structuring and facilitating the securitization of the private education loans held by various securitization trusts, principally the NCSLT Trusts. We are entitled to receive these fees over time, based on the payment priorities established in the trusts' indentures. We generally become entitled to receive these additional fees, plus interest, once the parity ratio of trust assets to trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5%, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts specify circumstances (Trigger Events) upon the occurrence of which payments that would otherwise be due with respect to additional structural advisory fees and residuals would instead be directed to the holders of the notes issued by the trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

        Additional structural advisory fee receivables are carried at fair value. In the absence of readily determined market values, we update our estimates of the fair value of additional structural advisory fee receivables on a quarterly basis, based on the present value of expected future cash flows. Our estimates reflect assumptions for discount rates commensurate with the risks involved and trust performance assumptions, including estimated operational expenses, the expected annual rate and timing of education loan defaults and recoveries, macro-economic conditions, the annual rate and timing of education loan prepayments, the trend of contractual and market interest rates over the life of the loan pools, including the forward London Interbank Offered Rate (LIBOR), the cost of funding outstanding auction rate notes, the existence of Trigger Events, and TERI's obligation and ability to pay default claims and its use of recoveries to replenish the segregated reserve accounts pledged to the NCSLT Trusts to secure its guaranty obligations (Pledged Accounts). See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenge to Security Interests," for more information regarding TERI's obligation to pay default claims. These assumptions are based on historical and third-party data, and our industry experience.

        If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. Changes to the fair value of these receivables are recorded in the statement of operations as additional structural advisory fees—trust updates.

        Residuals.    Residuals associated with any securitization trusts that we facilitated are typically junior in priority to the rights of the holders of the ABS issued in the securitizations and any additional structural advisory fees. As a result, residual interests are comparable to equity securities and, as such, are carried at fair value on the balance sheet. For those trusts in which we retain a residual interest, fair value is estimated by management using the same assumptions used for additional structural advisory fee receivables, with the exception of the discount rate, which is higher, commensurate with the risks involved. Changes in the fair value during the period are included in the statement of operations as residuals—trust updates.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

        Asset Servicing Fees.    In connection with the sale of the Trust Certificate, we entered into an asset services agreement (Asset Services Agreement) with the third-party purchaser of the Trust Certificate in April 2009. Pursuant to the terms of the Asset Services Agreement, we are entitled to asset servicing fees from the third-party purchaser for services provided to support its ownership of residual interests in the NCSLT Trusts. The services we provide include analysis and valuation optimization and services related to funding strategy, among others. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the loans owned by the NCLST Trusts. Our receipt of fees, however, is contingent upon distributions available to the third-party purchaser of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the NCSLT Trusts.

        If the third-party purchaser terminates the Asset Services Agreement without cause prior to 2019, it is required to pay a termination fee in addition to the receivables recorded as of the date of termination. The amount of the termination fee varies based on the year of termination, however, in all cases, the termination fee exceeds the receivables balance currently recorded. After December 31, 2019, we would not be entitled to a termination fee. In addition, if the third-party purchaser sells the Trust Certificate, the Asset Services Agreement is required to be transferred to the new owner. As such, we believe that receipt of our fees will come from either the residual distributions themselves or, in the case of termination, from the termination fee and, therefore, it is appropriate to record such receivable and recognize the related revenues.

        In determining the appropriate accounting for our asset servicing fees, we relied on the revenue recognition guidance in ASC 605-10-25-1, Revenue Recognition—Revenue and Gains, which provides that revenue is recognizable when goods or services have been exchanged for cash or claims to cash, and an entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In addition, we considered the criteria enumerated in Staff Accounting Bulletin No. 104, Revenue Recognition, in our determination of revenue recognition:

  •
  An arrangement exists between the third-party purchaser and us, as evidenced by the contract;

  •
  Services have been provided in accordance with the arrangement;

  •
  The asset servicing fees are fixed and determinable as a percentage of the aggregate outstanding principal balance of the education loans owned by the NCSLT Trusts; and

  •
  Collectability is reasonably assured through the residual cash flows of the NCSLT Trusts or the termination fee under the Asset Services Agreement, as described above.

        The amount of revenue recognized as fee income is equal to the estimated net present value of the receivable generated from services performed during the period. We discount the value of the asset servicing fees using a discount rate commensurate with similar receivables. In accordance with ASC 835-30-05, Interest—Imputation of Interest, we have presumed that a portion of the asset servicing fees received will represent interest compensation until cash distributions are actually received. Changes in the net present value of asset servicing fee receivables are recognized as fee updates in the statement of operations.

        Administrative and Other Fees.    Administrative fees are received from the securitization trusts for services performed in administering them, including their daily management, coordination of loan

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

servicers and reporting information to the parties related to the securitizations. The fees are based upon a percentage of the outstanding principal balance of the loan pools of each of the trusts. The fees vary with each separate securitization and are recognized in service revenue when earned, as administrative services are provided.

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

        Other fees are earned on a stand-alone fee-for-service basis and are considered earned in the period in which the service was provided, or in the case of loan originations, at the time the funds are disbursed or as the applications are processed, in accordance with contractual terms.

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

(f) Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the basic weighted-average number of shares of common stock outstanding for the periods presented. To the extent income available to stockholders is a loss, all common stock equivalents are assumed to be anti-dilutive, and are excluded from diluted weighted average shares outstanding. Diluted net income per share would be computed by dividing net income by basic weighted-average shares and common stock equivalent shares outstanding during the period, if common stock equivalent shares are dilutive. Common stock equivalent shares outstanding have been determined in accordance with the treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding stock options, conversion of preferred stock to common stock and the vesting of restricted stock units.

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

        At March 31, 2010 and 2009, each of the securitization trusts created after January 31, 2003, has met the criteria to be a qualified special-purpose entity (QSPE) as defined by ASC 860-40, Transfers and Servicing-Transfers to Qualifying Special Purpose Entities (ASC 860-40). Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in our being considered the primary beneficiary of such trusts have been amended in order for them to be considered QSPEs.

        Effective beginning with our financial statements for the quarter ending September 30, 2010, we will adopt Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). Prior to their codification, ASU 2009-16 was referred to as Financial Accounting Standard 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140, and ASU 2009-17 was referred to as Financial Accounting Standard 167, Amendments to FASB Interpretation No. 46(R).

        ASU 2009-16 removes the concept of a QSPE from ASC 860-40 and removes the exemption from consolidation for QSPEs from ASC 810-10, Consolidation (ASC 810-10). ASU 2009-17 updates ASC 810-10 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a variable interest entity. A primary beneficiary of a variable interest entity is the enterprise that has both of the following characteristics:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of variable interest entities is appropriate upon the occurrence of reconsideration events, as opposed to the one-time assessment allowed under previous guidance.

        As of May 10, 2010, we expect to consolidate certain of these securitization trusts. The final impact is expected to be material to the balance sheet and statement of operations, but the amounts are still uncertain. We do not own the residuals of the NCSLT Trusts and the deficits of these trusts, if consolidated, are expected to be allocated to non-controlling interests.

        Assets and liabilities of the entities to be consolidated as a result of our analysis will be measured at the same amounts that such assets and liabilities would have been measured if they had been consolidated at the time we became the primary beneficiary. All intercompany transactions will be

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies (Continued)

eliminated. Profits and losses of the consolidated variable interest entities will be allocated to non-controlling interests based on voting interests, before the effect of intercompany elimination entries. ASU 2009-17 may be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption or the opening balance of retained earnings for the first year presented. We expect to present a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption.

        We are evaluating the impact that the adoption of these statements will have on our consolidated financial condition and results of operations, particularly as they relate to the securitization trusts holding loans we previously facilitated. At March 31, 2010, the aggregate outstanding liabilities of the NCSLT Trusts were approximately $12,200,000 and total assets were approximately $10,800,000. The principal underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans. The aggregate outstanding assets and liabilities of other trusts for which we own residual interests were each less than $1,000,000.

(h) New Accounting Pronouncements

        ASU 2009-16 and ASU 2009-17, as described in "Consolidation" above, are the only new accounting pronouncements issued, but not yet effective, that we expect will have a material impact to our financial statements when adopted. No recently effective accounting pronouncements have had a material impact on our financial statements.

(2) Cash and Cash Equivalents

        The following table summarizes our cash and cash equivalents:

	March 31, 2010	June 30, 2009
Cash equivalents (money market funds)	$250,446	$142,723
Interest-bearing deposits with the Federal Reserve Bank	101,865	—
Interest-bearing deposits with other banks	16,889	11,550
Non-interest-bearing deposits with banks	3,063	4,497

Total cash and cash equivalents	$372,263	$158,770

        Included in cash equivalents is an investment in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs from the money market fund. Members of the immediate family of one of FMC's directors owned approximately 65% of Milestone Group Partners as of March 31, 2010, making MCM a related party. At March 31, 2010 and June 30, 2009, approximately $49,988 and $59,983 of our holdings in money market funds, respectively, were invested in funds managed by MCM.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Education Loans Held for Sale

        The following table reflects the carrying value of private education loans held for sale:

	March 31, 2010	June 30, 2009
Principal and interest	$272,573	$526,542
Fair value adjustment	(173,815)	(175,582)

Net carrying value	$98,758	$350,960

Principal and interest:
Delinquent or in default (>90 days past due)	$51,732	$32,441
Pledged as collateral under education loan warehouse facility	265,715	261,923

        We recorded losses on education loans held for sale in the statement of operations of $4,180 and $47,584 for the three months ended March 31, 2010 and 2009, respectively, and $138,794 and $98,114 for the nine months ended March 31, 2010 and 2009, respectively.

        At March 31, 2010, education loans held for sale primarily consisted of a private education loan portfolio held by UFSB-SPV. UFSB-SPV has pledged the private education loans as collateral to the indenture trustee, for the benefit of the conduit lender, pursuant to the indenture relating to the education loan warehouse facility. Loans used to secure the facility are subject to call provisions by the third-party lender; therefore, we do not have the ability to hold those loans to maturity, and they are classified as held for sale. The facility was structured so that the conduit lender's recourse to us is limited to the private education loans pledged as collateral. In April 2010, we restructured certain of the terms of this facility. See Note 15, "Subsequent Events—Restructuring of Education Loan Warehouse Facility," for additional information.

        At June 30, 2009, education loans held for sale included private education loan portfolios held by Union Federal and UFSB-SPV. In October 2009, following receipt of approval from the OTS, Union Federal completed a private sale of all private education loans that it directly held and that were less than 31 days delinquent. These loans had an aggregate outstanding principal and accrued interest balance of approximately $233,832 and represented 88% of the private education loans directly held by Union Federal. The sale resulted in proceeds of $121,585 to Union Federal. The carrying value of the loans on the sale date was equal to the sale price, therefore, no gain or loss on sale was recorded in the second quarter of fiscal 2010. Following the sale, the purchaser bears the risk of future performance of the loans, including risk of future default, except as otherwise set forth in the loan purchase and sale agreement. This sale did not include loans held by UFSB-SPV.

        In November 2009, following receipt of approval from the OTS, Union Federal sold the remainder of its portfolio of private education loans held for sale, excluding loans held by UFSB-SPV, to a newly formed statutory trust owned by a subsidiary of FMC. We retained an independent third party to assess the fair value of the portfolio, which served as the basis for the sale price for the transaction. Union Federal received proceeds of $3,871 from the sale. At the transfer date, we determined that we had the ability and the intent to hold these loans to maturity and classified them as held to maturity at December 31, 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(3) Education Loans Held for Sale (Continued)

        During the third quarter of fiscal 2010, we entered into negotiations to restructure UFSB-SPV's education loan warehouse facility. On April 16, 2010, in connection with the restructuring of the facility, we contributed loans with a fair value of $3,084 from our held-to-maturity portfolio to UFSB-SPV. Once held by UFSB-SPV, these loans serve as collateral for the debt outstanding under the facility, and we no longer have the ability to hold the loans to maturity. Accordingly, during the third quarter of fiscal 2010, the loans contributed to UFSB-SPV were reclassified as held for sale.

        Held-to-maturity loans are carried on the balance sheet at amortized cost less an allowance for loan losses, while held-for-sale loans are carried on the balance sheet at the lower of cost or fair value. See Note 5, "Loans Held to Maturity," for additional information, and Note 15, "Subsequent Events—Restructuring of Education Loan Warehouse Facility," for additional information about the restructuring.

(4) Service Receivables and Related Revenues

        Additional structural advisory fees, asset servicing fees and residual receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased private education loans facilitated by us.

        The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Fair value at beginning of period	$55,724	$64,935	$55,130	$113,842
Cash received from trust distributions	(382)	(26)	(429)	(1,530)
Trust updates:
Passage of time—fair value accretion	1,686	1,985	5,015	7,415
Increase in timing and average default rate	(39,144)	(2,634)	(42,616)	(8,798)
Increase in discount rate assumption	(14,727)	(2,925)	(11,029)	(23,114)
Decrease in average prepayment rate	25,338	769	25,338	3,127
Increase (decrease) in forward LIBOR curve	175	2,590	1,738	(16,941)
Increase in auction rate notes spread	—	—	—	(13,087)
Other factors, net	5,232 (1)	(3,848)	755	(68)

Net change from trust updates	(21,440)	(4,063)	(20,799)	(51,466)

Fair value at end of period	$33,902	$60,846	$33,902	$60,846

(1)
Reflects the reversal of an adverse performance reserve of $4,692 recorded in the first quarter of fiscal 2010, as further discussed under "Default and Recovery Rates."

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

        The following table summarizes the changes in the estimated fair value of our residual receivables:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Fair value at beginning of period	$12,237	$144,017	$9,960	$293,255
Trust updates:
Passage of time—fair value accretion	487	355	1,346	20,107
Increase in timing and average default rate	(353)	—	(353)	(50,108)
Decrease (increase) in discount rate assumption	—	—	1,176	(83,634)
Increase (decrease) in forward LIBOR curve	49	14	183	(22,099)
Increase in auction rate notes spread	—	—	—	(31,779)
Decrease in average prepayment rate	—	—	—	11,336
Decrease to reflect disposition	—	(134,481)	—	(134,481)
Other factors, net	(274)	(2,254)	(166)	5,054

Net change from trust updates	(91)	(136,366)	2,186	(285,604)

Fair value at end of period	$12,146	$7,651	$12,146	$7,651

        Performance Assumption Overview.    During the third quarter of fiscal 2010, we completed initial enhancements to the financial models that we use to estimate the fair value of our service receivables. The enhancements provide for the inclusion of certain prospective macro-economic factors in our performance assumptions for those private education loans securitized in the NCSLT Trusts. As a result of the enhancements, we are able to provide performance information on a segmented basis rather than merely on a weighted-average basis. As our risk models continue to evolve, we anticipate additional future enhancements.

        Risk Segments.    Using our proprietary risk score modeling developed for our new Monogram product, loans in the NCSLT Trusts were retroactively scored using origination data as well as additional credit bureau data made available following origination. We then divided loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. The table below identifies

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

performance assumptions for each segment, as well as the percentage of the NCSLT Trust portfolios in each segment.

	March 31, 2010
	Segment 1		Segment 2		Segment 3
NCSLT Portfolio
Distribution by original loan amount	25.5%		27.0%		47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	5.0		7.7		19.3
In repayment	17.7		19.3		31.0
Gross default rate(3)	10.7		19.7		48.3
Recovery rate(3)	40.0		40.0		40.0
Net default rate(3)	6.4		11.8		29.0
Prepayment rate(3)	6.7	(4)	4.8	(4)	3.1	(4)

(1)
Outstanding aggregate principal and capitalized interest balance as of March 31, 2010.

(2)
Loans "not in repayment" include loans in deferment or forbearance status as of March 31, 2010.

(3)
Using projected defaults, net defaults and recoveries over the lives of the trusts as a percentage of original outstanding aggregate principal and accrued interest balance.

(4)
Amount presented is the weighted average conditional prepayment rate (CPR) over the next ten years. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

        Default and Recovery Rates.    During the first quarter of fiscal 2010, we reduced the carrying value of additional structural advisory fee receivables by $4,692 for potential deviations in the performance of securitized loans and did not adjust this reserve during the second quarter of fiscal 2010. The higher projected default rate assumptions derived using our enhanced modeling eliminated the need for this reserve, which lessened the negative impact of the higher default rates. Additional structural advisory fee receivables decreased on a net basis by $34,452 during the third quarter of fiscal 2010 and by $42,616 for the first nine months of fiscal 2010.

        As a result of the change in our default assumptions, the projected timing of our receipt of asset servicing fees has been delayed by almost two years from our previous cash flow projections. We reduced asset servicing fee receivables by $2,635 during the third quarter of fiscal 2010, resulting in a net decrease of $2,272 for the first nine months of fiscal 2010. The decrease is attributable to the change in timing of our cash receipts. Our residual interests were less affected by the change in default rates, in light of our sale of the Trust Certificate. Residual receivables decreased by $353 during the third quarter and first nine months of fiscal 2010 as a result of the increase in the projected default rates.

        During fiscal 2009, the net default rate was increased to reflect higher default rates experienced in the trusts. The higher net default rate resulted in decreases in the estimated fair value of our additional

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

structural advisory fee receivables of $2,634 and $8,798 during the third quarter and first nine months of fiscal 2009, respectively.

        Due to the sale of the Trust Certificate at March 31, 2009, no decrease in residual receivables was allocated to changes in default rates for the third quarter of fiscal 2009 because the residuals of the NCSLT Trusts were reduced to zero in that quarter as a result of the sale. During the first and second quarters of fiscal 2009, residual recei vables decreased by $50,108 due to increases in the default rates.

        We did not adjust our assumptions regarding recovery rates during the fiscal 2010 or fiscal 2009 periods.

        Prepayment Rates.    In general, prepayment rates have been in decline since March 2008. Over the past year, in response to a historically low prepayment rate, the interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption by extending the period during which decreased prepayments were expected to persist. Our financial model enhancements now allow prepayment assumptions to be segmented and incorporate certain prospective macro-economic factors. As a result of our enhanced model, prepayments are expected to be lower and slower than previously projected and we increased the value of our structural advisory fee receivables by $25,338 during the third quarter and for the first nine months of fiscal 2010.

        During the third quarter of fiscal 2009, we decreased our assumed prepayment rate by 11 basis points, which resulted in an increase to additional structural advisory fee receivables of $769, for a total increase in the first nine months of fiscal 2009 of $3,127.

        Discount Rate—Additional Structural Advisory Fees.    Until the third quarter of fiscal 2010, the discount rate that we used to estimate the fair value of our additional structural advisory fees was based on the 10-year U.S. Treasury Bond rate plus a risk premium. In determining the risk premium, we considered factors such as yields on B-rated instruments, the level of available cash flows from residual interests that support the additional structural advisory fees, as well as the weighted-average life of the additional structural advisory fee receivables.

        For the quarter ended March 31, 2010, we utilized a discount rate of 14% in determining the fair value of the additional structural advisory fee receivables. The change from an index-based discount rate to a rate of 14% reflects our financial model enhancements and resulting adjustments to our cash flow assumptions that had the effect of lengthening the weighted-average life of the additional structural advisory fee receivables. As a result, the amount of residual interest cash flows available to support the cash flows available for additional structural advisory fees was significantly reduced. In addition, the projected timing of receipt of additional structural advisory fees was delayed. The combination of these factors led us to determine that additional structural advisory fee receivables are more analogous to longer-term financial instruments than 10-year debt instruments and, therefore, a higher discount rate is appropriate. The 14% discount rate used for the additional structural advisory fees reflects market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market and is 200 basis points less than the 16% used for residual receivables, reflecting the seniority of the additional structural advisory fees in the cash waterfall of the securitization trusts.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

        The increase in the discount rate resulted in a $14,727 decrease in the value of additional structural advisory fee receivables for the third quarter, for a net decrease of $11,029 for the first nine months of fiscal 2010.

        During the third quarter of fiscal 2009, we used a spread of 1,000 basis points over the 10-year U.S. Treasury Bond rate, resulting in a discount rate of 12.7%. The spread was flat from the prior quarter, but up 425 basis points for the first nine months of fiscal 2009. During the third quarter of fiscal 2009, the 10-year U.S. Treasury Bond rate increased by 45 basis points, and we recorded a decrease of $2,925 in additional structural advisory fees for the period. For the nine months ended March 31, 2009, the 425 basis point increase in the spread net of the 131 basis point decrease in the 10-year U.S. Treasury Bond rate resulted in a net decrease of $23,114 in the value of additional structural advisory fee receivables.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for purposes of estimating the fair value of our asset servicing fee and residual receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluated yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

        We maintained a discount rate of 16% during the third quarter of fiscal 2010, flat from the prior quarter but a decrease of 100 basis points, from 17%, at the prior year-end. As a result, there was no change in the residual receivables during the third quarter and an increase in residual receivables of $1,176 during the first nine months of fiscal 2010 due to changes in the discount rate.

        During fiscal 2009, no decrease in residual receivables was allocated to changes in discount rates for the third quarter as a result of the sale of the Trust Certificate on March 31, 2009. The increases in the discount rate for the first six months of fiscal 2009 resulted in decreases in the estimated fair value of our residual receivables of $83,634 prior to the sale.

        Forward LIBOR Curve.    Fluctuations in interest rates, specifically the LIBOR rate which is the underlying rate for most of the trusts' assets and liabilities, can have a significant impact on the cash flows generated by each trust. The forward LIBOR curve is a market observable input obtained from an independent third party. Changes in the forward LIBOR curve can have a significant impact on the principal balances of the education loans (especially early in a loan's life when interest is capitalizing while in deferment), which affects the overall net interest margin the trust can generate, and can impact our additional structural advisory fee receivables as accrued but unpaid fees bear interest at LIBOR plus 150 basis points. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, decreases the estimated fair value of our service receivables.

        For the quarter ended March 31, 2010, the forward LIBOR curve shifted slightly upward in the first five years, and then slightly downward in the longer-term. Overall, the net result was an increase to the value of the additional structural advisory fee receivables of $175 and an increase to the value of residual receivables of $49.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(4) Service Receivables and Related Revenues (Continued)

        During the third quarter of fiscal 2009, there was an upward shift in the forward LIBOR curve which resulted in increases to our additional structural advisory fee and residual receivables of $2,590 and $14, respectively, for the third quarter; however, over the first nine months of fiscal 2009, the forward LIBOR curve shifted downward from the prior year end, and we recorded net decreases of $16,941 and $22,099, for additional structural advisory fee and residual receivables, respectively.

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction; however, during fiscal 2009 and fiscal 2010, failed auctions occurred or persisted with respect to auction rate notes issued by each of the five trusts. In the second quarter of fiscal 2009, the ratings assigned to the auction rate notes of these trusts were downgraded due to failed auctions, deterioration in trust performance and the downgrade of the insurance financial strength rating assigned to the credit enhancement provider for certain auction rate notes. As a result, the auction rate notes bear interest at a maximum spread over one-month LIBOR as specified in the indentures, based on the ratings then assigned to the notes. Increases in the interest expense of the trusts reduced the estimated fair value of our additional structural advisory fees and residual receivables and delayed the timing of receipt of additional structural advisory fees. As a result, during the second quarter of fiscal 2009, we decreased the estimated fair value of our additional structural advisory fees by $13,087 and our residual receivables by $31,779. We did not make any further adjustments during the third quarter of fiscal 2009. During fiscal 2010, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

        Decrease to Reflect Disposition.    Effective March 31, 2009, we entered into a purchase agreement with VCG Owners Trust and VCG Securities, LLC, pursuant to which we transferred our sole ownership of the Trust Certificate. As a result of the sale of the Trust Certificate, we are no longer entitled to receive residual cash flows from the NCSLT Trusts. The decrease to reflect disposition reflects the carrying value of all residual interests of the NCSLT Trusts included in the sale.

        TERI's Obligation to Pay Claims.    During the third quarter of fiscal 2010, we updated our assumptions regarding TERI's obligation to pay claims based on the Plan of Reorganization presented for creditor approval in April 2010. The updated assumptions did not have a material impact on our additional structural advisory fee or asset servicing fee receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(5) Loans Held to Maturity

        We hold portfolios of education loans and mortgage loans to maturity. The following table provides information on the carrying values and credit quality of these portfolios:

	March 31, 2010	June 30, 2009
Education loans held to maturity:
Principal and interest	$26,055	$—
Net carrying value	661	—
Mortgage loans held to maturity:
Principal and interest	$9,038	$10,085
Net carrying value	8,651	9,515
Principal and interest of held-to-maturity loans delinquent or in default (>90 days past due):
Education loans	$24,264	$—
Mortgage loans	1,101	1,418

(6) Commitments and Contingencies

(a) Agreements with Lender Clients

        Under the terms of loan purchase agreements entered into with lender clients prior to fiscal 2010, we generally had an obligation to use our best efforts to facilitate the purchase of the client's TERI-guaranteed private education loans during a specified loan purchase period. The length of the loan purchase period varied by client and generally ranged from 195 days to 555 days following final loan disbursement. Under the terms of certain of our loan purchase agreements, if we failed to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the loans as to which the loan purchase period had expired. Those loan purchase agreements that limited our liability to liquidated damages generally provided that our obligation to close a securitization was subject to the condition that no "market disruption event" had occurred. Under certain of these loan purchase agreements, the TERI Reorganization constituted a "market disruption event," suspending our contractual obligation to close a securitization. Any liquidated damages would have been due at expiration of the relevant loan purchase period, which would not have occurred for a period of time after the market disruption event ceased. On April 28, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan of Reorganization and made findings that the Plan of Reorganization meets the requirements for confirmation under the Bankruptcy Code. As of May 7, 2010, however, the Bankruptcy Court had not entered an order confirming the Plan of Reorganization. Following entry of such an order and upon effectiveness of the Plan of Reorganization, TERI will reject its remaining guaranty agreements. The rejection of TERI's guaranty agreements would terminate our purchase obligations under our outstanding loan purchase agreements. No amounts were accrued in the financial statements with respect to potential liabilities under these loan purchase agreements.

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

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted loans, including defaulted loans from the NCSLT Trusts, in April 2008. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the NCLST Trusts, but only using cash in the Pledged Account established for the benefit of the specific trust that owned the defaulted loan. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        In June 2008, the Bankruptcy Court granted parties rights to challenge the NCSLT Trusts' security interests in the collateral other than funds in the Pledged Accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 NCSLT Trusts, and against our subsidiary First Marblehead Data Services, Inc. (FMDS) as administrator of such trusts. The complaint generally alleged that the security interests granted by TERI to the NCSLT Trusts, excluding the security interests in the Pledged Accounts, were unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleged that the NCSLT Trusts did not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $591,000 as of March 31, 2010, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling more than $43,000 as of March 31, 2010. In February 2009, pending resolution of the issues raised in the Creditors Committee's complaint, the NCSLT Trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the Pledged Accounts.

        The Plan of Reorganization includes a proposed settlement of the adversary complaint, as well as other provisions that would affect the claims of the NCSLT Trusts. As of the voting deadline for the Plan of Reorganization, all of the NCSLT Trusts voted or were deemed to vote in favor of the Plan of Reorganization, thereby electing to accept settlement of the adversary proceeding and their respective claims. As of May 7, 2010, however, the Bankruptcy Court had not entered an order confirming the Plan of Reorganization, the terms of which are summarized in Note 15, "Subsequent Events—Status of TERI Plan of Reorganization."

(c) Performance Guaranty

        In connection with the sale by Union Federal of an education loan portfolio in October 2009, FMC delivered a performance guaranty (Performance Guaranty) pursuant to which FMC guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. The Performance Guaranty provides that FMC will be released

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(6) Commitments and Contingencies (Continued)

from its obligations, without any action of the purchaser, upon (1) any merger or consolidation of Union Federal into another entity as a result of which a majority of the capital stock of Union Federal is converted into or exchanged for the right to receive cash, securities or other property or (2) a sale of all or substantially all of the assets of Union Federal, in either case after which transaction Union Federal is no longer a subsidiary of FMC.

(d) Assumption of Potential Contingent Liabilities of Union Federal

        On April 16, 2010, FMC and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility (Facility) of UFSB-SPV. In connection with the restructuring, the conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the Facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed $20,000 in the aggregate (Liability Cap). Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender's aggregate losses exceeded $3,500 (Deductible), at which point Union Federal and UFSB-SPV would only be liable for amounts above the Deductible up to the Liability Cap. Neither the Liability Cap nor the Deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

        FMC assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the Facility arising prior to April 16, 2010, subject to the Liability Cap discussed above. In addition, FMC assumed any contingent liability of Union Federal under the Facility arising prior to April 16, 2010 based on fraud, willful misconduct, gross negligence, third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors or rights not otherwise released by the conduit lender. We are not aware of any contingencies existing at the balance sheet date that are both probable and estimable for which we would record a reserve.

(7) Stockholders' Equity

Series B Non-Voting Convertible Preferred Stock

        In December 2007, FMC entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners. Pursuant to the Investment Agreement, we agreed to sell, after receipt of applicable regulatory approvals and determinations and satisfaction of other closing conditions, shares of newly-created Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock). In August 2008, FMC issued 133 shares of newly designated Series B Preferred Stock at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible, at the option of the holders, into 8,847 shares of common stock, at a conversion price of $15.00 per share. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on common stock. Upon liquidation, dissolution or winding up of FMC, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(7) Stockholders' Equity (Continued)

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

        Market prices are not available for education loans held for sale, additional structural advisory fee receivables, asset servicing fee receivables or residual receivables. See Note 4, "Service Receivables and Related Revenues," for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. These assets are classified within Level 3 of the valuation hierarchy.

        The following table presents financial instruments carried at fair value as of March 31, 2010 and June 30, 2009, by consolidated balance sheet caption, in accordance with the valuation hierarchy described above on a recurring and nonrecurring basis:

	March 31, 2010				June 30, 2009
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
Assets:
Recurring:
Cash equivalents	$250,446	$—	$—	$250,446	$142,723	$—	$—	$142,723
Investments held for sale(1)	—	5,753	—	5,753	—	8,450	—	8,450
Additional structural advisory fees	—	—	33,902	33,902	—	—	55,130	55,130
Asset servicing fees	—	—	6,125	6,125	—	—	2,385	2,385
Residuals	—	—	12,146	12,146	—	—	9,960	9,960
Non-recurring:
Education loans held for sale	—	—	98,758	98,758	—	—	350,960	350,960

Total assets:	$250,446	$5,753	$150,931	$407,130	$142,723	$8,450	$418,435	$569,608

(1)
Investments held for sale consist of U.S. federal agency mortgage-backed securities.

        The following tables present activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2010 and 2009. All losses recorded during the periods presented relate to assets still held at the balance sheet date, with the exception of residuals sold on March 31, 2009 that had a carrying value of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Fair Value of Financial Instruments (Continued)

$134,481 on the sale date. No cash was received from this sale. There have been no transfers in or out of Level 3 of the hierarchy, nor between Levels 1 and 2, for the periods presented.

	Three months ended March 31,
	2010				2009
	Fair Value, January 1, 2010	Realized and Unrealized Gains, Recorded in Service Revenues	Settlements	Fair Value, March 31, 2010	Fair Value, January 1, 2009	Realized and Unrealized Gains, Recorded in Service Revenues	Settlements	Fair Value, March 31, 2009
Assets:
Additional structural advisory fees	$55,724	$(21,440)	$(382)	$33,902	$64,935	$(4,063)	$(26)	$60,846
Asset servicing fees	6,627	(502)	—	6,125	—	—	—	—
Residuals	12,237	(91)	—	12,146	144,017	(136,366)	—	7,651

Total assets:	$74,588	$(22,033)	$(382)	$52,173	$208,952	$(140,429)	$(26)	$68,497

	Nine months ended March 31,
	2010				2009
	Fair Value, July 1, 2009	Realized and Unrealized Gains and Losses, Recorded in Service Revenues	Settlements	Fair Value at March 31, 2010	Fair Value, July 1, 2008	Realized and Unrealized Gains and Losses, Recorded in Service Revenues	Settlements	Fair Value, March 31, 2009
Assets:
Additional structural advisory fees	$55,130	$(20,799)	$(429)	$33,902	$113,842	$(51,466)	$(1,530)	$60,846
Asset servicing fees	2,385	3,740	—	6,125	—	—	—	—
Residuals	9,960	2,186	—	12,146	293,255	(285,604)	—	7,651

Total assets:	$67,475	$(14,873)	$(429)	$52,173	$407,097	$(337,070)	$(1,530)	$68,497

        Fair value estimates for financial instruments not carried at fair value in our consolidated balance sheet are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. We have elected not to apply the fair value provisions available under ASC 820-10, Fair Value Measurements and Disclosures (ASC 820-10), to these assets and liabilities. Disclosure of fair value estimates is not required for certain items, such as premises and equipment, intangible assets and income tax assets and liabilities.

        The short duration of many of our assets and liabilities result in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of short-term investments, federal funds sold and deposits approximate fair value due to their short duration. The fair values of education and mortgage loans held to maturity are not materially different from their carrying values.

        UFSB-SPV's liability under the education loan warehouse facility of $227,894 at March 31, 2010, is recorded in our balance sheet at the value of outstanding principal and interest. We have elected not to

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(8) Fair Value of Financial Instruments (Continued)

apply the fair value provisions available under ASC 820-10 to this liability. We believe that the fair value of the education loan warehouse facility is limited to the fair value of eligible assets used as collateral, in light of the structure of the facility. The estimated fair value of such assets was $100,031 at March 31, 2010.

(9) Net Interest Income

        The following table reflects the components of net interest income:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Interest income
Cash and cash equivalents	$148	$92	$437	$739
Federal funds sold	1	4	4	465
Short-term investments	73	—	123	—
Investments held for sale	74	247	268	1,388
Education loans held for sale	3,778	8,541	16,754	30,378
Loans held to maturity	308	139	732	424

Total interest income	4,382	9,023	18,318	33,394
Interest expense
Time and savings account deposits	313	601	1,169	3,364
Money market account deposits	123	338	550	1,166
Warehouse line of credit	3,110	2,046	9,501	7,783
Other short-term borrowings	—	65	—	103
Other interest-bearing liabilities	180	175	501	569

Total interest expense	3,726	3,225	11,721	12,985

Net interest income	$656	$5,798	$6,597	$20,409

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

(11) General and Administrative Expenses

        The following table reflects components of general and administrative expenses:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
General and administrative expenses:
Depreciation and amortization	$3,355	$4,214	$10,648	$13,949
Third-party services	5,445	9,055	15,279	23,386
Occupancy and equipment	4,919	3,590	14,606	12,160
Other	1,519	1,747	5,199	13,098

Total	$15,238	$18,606	$45,732	$62,593

(12) Income Taxes

        Income tax benefit for the third quarter of fiscal 2010 was $15,439, for a total benefit of $67,475 for the first nine months of fiscal 2010. The income tax benefit for fiscal 2009 was $64,934 for the third quarter and $169,718 for the first nine months. The lower overall benefit in fiscal 2010 is a result of lower pre-tax losses during fiscal 2010 and a lower effective tax rate. During the first nine months of fiscal 2010, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 33.3% from an effective tax rate of 34.2% for the first nine months of fiscal 2009. The decrease in our effective tax rate was primarily due to certain permanent differences and expense accruals related to unrecognized tax benefits.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) was signed into law. As part of the WHBAA, we will be allowed to carry back the taxable losses from either fiscal 2009 or 2010 for five years, instead of two years. We have not yet determined which year would be more advantageous to carry back, and as such, have not yet determined whether or not to file an amended fiscal 2009 tax return. We have estimated that taxable income in previous years will be sufficient to cover the taxable losses of both fiscal 2009 and 2010 regardless of which fiscal year is carried back. As a result of the WHBAA and pre-existing net operating loss carryback rules, we have recorded an income tax receivable of $27,977 at March 31, 2010.

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

        Net unrecognized tax benefits were $20,108 at March 31, 2010. At March 31, 2010, we had approximately $3,328 accrued for interest and no amount accrued for the payment of penalties.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded income tax receivables during fiscal 2009 for federal and state income taxes paid on prior taxable income. In the first nine months of fiscal 2010, we received a total of $189,323 in federal and state income tax refunds related to our income tax receivables.

        During April 2010, the IRS commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009. We do not know what the outcome of the audit will be at this time. As of the date of this quarterly report, no adjustments have been proposed.

(13) Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net loss	$(29,389)	$(140,654)	$(135,174)	$(326,938)

Net loss per share:
Basic	$(0.30)	$(1.42)	$(1.36)	$(3.30)
Diluted	(0.30)	(1.42)	(1.36)	(3.30)
Weighted average shares used in computing net loss per common share:
Basic	99,248	99,121	99,232	99,067
Diluted	99,248	99,121	99,232	99,067
Anti-dilutive common stock equivalents	8,887	8,884	8,880	7,383

        As a result of the net loss reported, common stock equivalents are anti-dilutive, and are, therefore, excluded from diluted weighted-average shares outstanding. Common stock equivalents include restricted stock units, Series B Preferred Stock and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the report date.

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

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2010	June 30, 2009
Risk-based capital ratios:
Tier 1 capital	4%	6%	117.73%	37.86%
Total capital	8	10	118.02	37.91
Tier 1 (core) capital ratio	4	5	24.67	34.51

        Union Federal's equity capital was $44,781 at March 31, 2010, down from $84,286 at June 30, 2009, primarily as a result of the dispositions of Union Federal's education loans held for sale.

        As of March 31, 2010 and June 30, 2009, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        The OTS regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal's board of directors. Union Federal must file an application to receive the approval of the OTS for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

        A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OTS if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OTS or the Federal Deposit Insurance Corporation (FDIC), or a condition imposed by an OTS agreement. Under the Federal Deposit Insurance Act (FDIA), an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA).

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

cease and desist (Order). The OTS terminated the Order and the Supervisory Agreement, each in its entirety, on March 5, 2010 and March 10, 2010, respectively.

        In connection with the termination of the Supervisory Agreement, our Board of Directors adopted resolutions requiring us to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by us, and to notify the OTS in advance of any distributions to our stockholders in excess of $1,000 per fiscal quarter and any incurrence or guarantee of debt in excess of $5,000. Following termination of the Supervisory Agreement and the Order, respectively, we remain subject to extensive regulation, supervision and examination by the OTS as a savings and loan holding company, and Union Federal remains subject to extensive regulation, supervision and examination by the OTS and the FDIC.

(15) Subsequent Events

(a) Restructuring of Education Loan Warehouse Facility

        On April 16, 2010, we entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. As a result of the restructuring:

  •
  FMC assumed certain potential contingent liabilities of Union Federal, subject to a dollar cap, under the indenture relating to the facility;

  •
  FMC replaced Union Federal as the master servicer under the indenture;

  •
  FMC indirectly contributed $6,500 in cash, and private education loans with an outstanding balance of approximately $6,900, and a fair value of approximately $3,084, to UFSB-SPV;

  •
  First Marblehead Education Resources, Inc. (FMER), a subsidiary of FMC, will act as a special servicer to the loans held by UFSB-SPV, administering and overseeing the activities of third-party collection agencies with respect to the collection of delinquent and defaulted loans held by UFSB-SPV;

  •
  The interest rate on outstanding advances under the facility decreased from prime plus 2.00% to (a) cost of funds (either commercial paper or bank funded) plus 0.50% until the first anniversary of the effective date and (b) cost of funds (either commercial paper or bank funded) plus 3.00% thereafter;

  •
  All program fees were eliminated; and

  •
  The conduit lenders released certain potential contingent liabilities of Union Federal and UFSB-SPV and permitted Union Federal to transfer the membership interests of UFSB to a non-bank subsidiary of FMC.

(b) SunTrust Loan Program Agreement

        On April 20, 2010, FMC and FMER entered into a loan program agreement (Program Agreement) with SunTrust Bank. The Program Agreement relates to a school-certified private education loan program (SunTrust Program) to be funded by SunTrust Bank upon the satisfaction of conditions set forth in the Program Agreement, as further described below.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(15) Subsequent Events (Continued)

        Services and Fees.    Upon effectiveness of the Program Agreement, FMC and FMER will perform loan processing services, program support and portfolio management services, program administration services and production support services pursuant to the Program Agreement. FMC will also manage the servicing of SunTrust Program loans by PHEAA. FMC and FMER will generally provide services on a fee-for-service basis, although FMC will also be entitled to a portion of the yield generated by the portfolio of SunTrust Program loans in connection with certain administration services and for providing the credit enhancement described below.

        Credit Enhancement.    FMC will provide credit enhancement in connection with the SunTrust Program by funding an account (Participation Account), up to a specified dollar limit (Participation Cap), to serve as a first-loss reserve for defaulted SunTrust Program loans. The SunTrust Program loans will not be guaranteed by a third-party guarantor. FMC will provide an initial deposit into the Participation Account prior to the commencement of its loan processing services, and supplementary deposits into such account on a quarterly basis during the term of the Program Agreement based on disbursed SunTrust Program loan volume and adjustments to default projections for SunTrust Program loans. FMC will not be required to provide any credit enhancement in excess of the Participation Cap.

        SunTrust Bank will withdraw on a monthly basis from the Participation Account, to the extent of available funds, the outstanding principal and accrued interest balance of each SunTrust Program loan that becomes more than 180 days past due (Charged Off Loan). SunTrust Bank will then assign the Charged Off Loan to FMC (or its affiliate designee) for collection activity. After the payment to SunTrust Bank with respect to any Charged Off Loan, and after SunTrust Bank's assignment of such loan to FMC (or its affiliate designee), recoveries on all assigned Charged Off Loans will be deposited into the Participation Account.

        FMC will be entitled to withdraw amounts from the Participation Account on a monthly basis beginning 48 months after the Effective Date (as defined below), to the extent that funds in the Participation Account as of the end of any month exceed a percentage specified in the Program Agreement of loan volume outstanding to SunTrust Bank as of the end of such month.

        Term and Termination.    The services to be provided by FMC and FMER will begin on the Effective Date (as defined below) and continue through the earlier of two years from the Effective Date or the date on which the Participation Cap is reached, unless earlier terminated for cause. Notwithstanding any expiration or termination of the Program Agreement, the program administration services and the program support services will generally be provided for the life of the SunTrust Program loan portfolio.

        Effective Date.    The effectiveness of the Program Agreement is conditioned upon, among other things, the following (Effectiveness Conditions):

  •
  Execution of a servicing agreement satisfactory to SunTrust Bank, FMC and PHEAA;

  •
  SunTrust Bank's written approval of the internet-based loan application system to be used by FMER, including processes for complying with applicable law;

  •
  The parties' final approval of the guidelines relating to the SunTrust Program;

  •
  The formation of an FMC-sponsored trust to hold Charged Off Loans;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(15) Subsequent Events (Continued)

  •
  Execution of an account control agreement governing the administration of the Participation Account;

  •
  SunTrust Bank's written approval of the FMC-created and managed website relating to the SunTrust Program; and

  •
  Execution of an addendum to an agreement between SunTrust Bank and a consumer reporting agency relating to consumer reporting and ancillary services in connection with the SunTrust Program.

        Upon the satisfaction or waiver of every Effectiveness Condition, the parties will establish the effective date (Effective Date) of the Program Agreement in a writing signed by all parties. Until the Effective Date, no party will have any of the rights or obligations set forth in the Program Agreement, with specified exceptions relating to, among other things, confidentiality. If the Effectiveness Conditions are not satisfied or waived prior to September 1, 2010, the Program Agreement may be automatically terminated by any party on such date.

(c) Restricted Stock Unit Grants

        In April 2010, we granted an aggregate of 4,331 restricted stock units (RSUs) to our employees, including our executive officers. Each RSU represents a contingent right to receive one share of our common stock upon vesting. Shares in respect of vested RSUs will be issued as soon as practicable after each vesting date.

(d) Status of TERI Plan of Reorganization

        On April 28, 2010, following approval of the Plan of Reorganization by creditors of TERI in accordance with the Bankruptcy Code, the Bankruptcy Court held a hearing to consider confirmation of the Plan of Reorganization. The Bankruptcy Court made findings that the Plan of Reorganization meets the requirements for confirmation under the Bankruptcy Code, although an order confirming the Plan of Reorganization had not been entered by the Bankruptcy Court as of May 7, 2010. Following entry of such an order and upon satisfaction of the remaining conditions specified in the Plan of Reorganization, the Plan of Reorganization would become effective.

        The Plan of Reorganization generally provides for the following:

  •
  TERI will transfer the bulk of its assets to a liquidating trust to be distributed among TERI's unsecured creditors;

  •
  For any creditor that voted in favor of Plan of Reorganization, the Creditors Committee's model will be used for determining contingent guaranty claims based on future loan defaults. This methodology is generally more favorable to the creditor than TERI's model.

  •
  For any NCSLT Trust that voted in favor of the Plan of Reorganization, such trust's claims, and the adversary proceeding relating to such trust's security interests, will be settled, as further described below;

  •
  TERI will be entitled to keep up to $9,400 in cash, $6,000 of which is subject to restrictions limiting its use primarily to TERI's college access programs; and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars and shares in thousands, except per share amounts)

(15) Subsequent Events (Continued)

  •
  TERI will be entitled to earn up to $2,000 over two years for its continued management of a defaulted loan portfolio that will be transferred by TERI to the liquidating trust.

        The Plan of Reorganization provides for the following in the case of the NCSLT Trusts, each of which voted or was deemed to vote in favor of the Plan of Reorganization:

  •
  Each such trust will receive all or a portion of any remaining balance in its respective Pledged Account (excluding the National Collegiate Trust 2002-CP1).

  •
  Certain defaulted loans purchased by TERI prior to April 7, 2008 (Petition Date) will be transferred to the indenture trustee for the benefit of the noteholders of the respective NCSLT Trust.

  •
  Defaulted loans purchased by TERI after the Petition Date using funds in the Pledged Accounts will be transferred to the liquidating trust as assets available for distribution among unsecured creditors.

  •
  Recoveries on defaulted loans, which have been deposited into escrow since July 2008, will be transferred back to the respective NCSLT Trust (excluding the National Collegiate Trust 2001-CP1 and the National Collegiate Trust 2002-CP1) to the extent that they relate to defaulted loans purchased by TERI prior to the Petition Date.

  •
  The claims estimation methodology developed by the Creditors Committee forms the basis for estimating the NCSLT Trusts' future default claims under the Plan of Reorganization. In most cases, those claims will exceed the collateral being returned by TERI, and the excess will be treated as unsecured claims against TERI's estate in amounts specified in the Plan of Reorganization.

  •
  TERI will release its claim against the NCSLT Trusts for payment of subsequent guaranty fees.

  •
  The litigation commenced by the Creditors Committee will be dismissed with prejudice against the indenture trustee, the NCSLT Trusts, and the administrator, FMDS, a subsidiary of FMC.

        Each of FMC and FMER abstained from voting on the Plan of Reorganization. FMC and FMER expect any objections to their respective unsecured claims against TERI to be resolved through litigation in the Bankruptcy Court unless a negotiated settlement is reached with the liquidating trust. In October 2008, we filed proofs of claim in the aggregate contingent amount of $87,000, including a general unsecured claim of $16,000 with regard to processing fees from TERI that were due but unpaid as of the Petition Date and claims for damages stemming from TERI's rejection of contracts with us.

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

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth under "—Executive Summary—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth under the caption "Risk Factors" in Part II, Item 1A of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 10, 2010.

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

        Our subsidiary, Union Federal Savings Bank, or Union Federal, is a federally chartered thrift that offers residential and commercial mortgage loans, and retail savings, money market and time deposit products. Prior to 2009, Union Federal also offered private education loans directly to consumers; however, as of May 10, 2010, we do not expect Union Federal to offer private education loans during fiscal 2010. During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

        Substantially all of our financial results have been derived from these activities, which are considered to be in a single industry segment for financial reporting purposes.

        Our new Monogram product offering encompasses some or all of our service offerings and enables a lender to customize its loan program to meet its risk control and return objectives. Specifically, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, loan limits and borrower pricing. The Monogram product is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms offered to applicants who pass the credit review. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our on-line application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. The product can be structured to offer lenders either a "make and hold" or "make and sell" loan program. In "make and hold" loan programs, lenders finance the loans on their balance sheet and generally intend to continue to hold the loans through the scheduled repayment, prepayment or default. In "make and sell" loan programs, lenders intend to hold the loans on their balance sheet for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the loans generated through the Monogram product will generally have shorter repayment periods, and an increased percentage of borrowers making payments while in school, compared to loan products we previously facilitated, as well as a high cosigner participation rate. The success of the new product, which had not been fully deployed to any client as of May 10, 2010, will be a key driver of our future financial results and will be critical to growing and diversifying our revenues and client base.

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

        We have been unable to access the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008 and, to a lesser extent, persisted as of May 10, 2010. In addition, our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by The Education Resources Institute, Inc., or TERI, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. We refer in this quarterly report to TERI's bankruptcy proceedings as the TERI Reorganization. The TERI Reorganization, together with capital markets dislocations, has had, and will likely continue to have, a material negative effect on the securitization trusts' ability to realize guaranty obligations of TERI and our ability to realize fully the cost reimbursement obligations of TERI.

        As a result, we took several measures in fiscal 2009 to adjust our business model. We have changed our fee structure with respect to our services and developed additional services that are designed to provide us with fee-based income as our services are provided. Our new Monogram product offering has also been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on third-party credit enhancement. We expect to earn fees for our origination and marketing services, as well as a share of the portfolio income over the life of the loans for our role as administrator and provider of a credit enhancement feature. The credit enhancement feature may require us to put amounts of capital, capped pursuant to the applicable agreement, at risk to cover potential default losses in the resulting loan portfolio. In addition, in August 2008, we received $132.7 million in gross proceeds from an equity financing, and we greatly reduced our annual cash expenditure requirements through reductions in headcount, consolidation of office space and other cost saving initiatives that began in fiscal 2008. Finally, as of March 31, 2009, we sold the trust certificate of NC Residuals Owners Trust, which represented our residual interests in trusts holding substantially all of the TERI-guaranteed private education loans that we previously securitized. We refer to this trust certificate in this quarterly report as the Trust Certificate, and to these trusts as the NCSLT Trusts. We remain focused on preserving capital and maximizing liquidity in these challenging market conditions.

Recent Developments

        We have summarized below certain recent developments affecting our business since the beginning of the third quarter of fiscal 2010:

  •
  On April 28, 2010, the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, held a hearing to consider confirmation of the fourth amended and restated plan of reorganization, which we refer to as the Plan of Reorganization, jointly proposed by TERI and its official committee of unsecured creditors, which we refer to as the Creditors Committee. The Bankruptcy Court made findings that the Plan of Reorganization meets the requirements for confirmation under the Bankruptcy Code, although an order confirming the Plan of Reorganization had not been entered by the Bankruptcy Court as of May 7, 2010. See Note 15, "Subsequent Events—Status of TERI Plan of Reorganization," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

  •
  On April 20, 2010, we entered into a loan program agreement with SunTrust Bank relating to a school-certified private education loan program to be funded by SunTrust Bank. Upon the satisfaction of conditions set forth in the agreement, we will provide a range of services, including loan processing, production support, program support and portfolio management, and program administration. The loan program would be the first based on our Monogram product offering. The credit enhancement features included in the Monogram product offering may require us under certain circumstances to put specified amounts of capital at risk to cover potential defaults in the portfolios. See Note 15, "Subsequent Events—SunTrust Loan Program Agreement," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

  •
  On April 16, 2010, we and certain of our subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB Private Loan SPV, LLC, which we refer to as UFSB-SPV. The facility previously served as a source of interim financing for private education loan programs that had been funded by Union Federal. The restructuring involves the substitution of FMC for Union Federal as master servicer under the indenture, the assumption by FMC of certain potential contingent liabilities of Union Federal under the facility, subject to a cap, and the indirect contribution by FMC of $6.5 million in cash and current private education loans with an outstanding principal balance of approximately $6.9 million, and a fair value of approximately $3.1 million, to the facility. In exchange, the conduit lender released Union Federal and UFSB-SPV from certain potential contingent liabilities, permitted the transfer of the membership interests of UFSB-SPV from Union Federal to an affiliate of FMC and made certain concessions with respect to the interest rate and fees applicable to the facility. See Note 15, "Subsequent Events—Restructuring of Education Loan Warehouse Facility," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

  •
  In the first nine months of fiscal 2010, we received $189.3 million in federal and state tax refunds on income taxes previously paid by us on prior taxable income. The refunds resulted from our losses from operations and the sale of the Trust Certificate. During the third quarter of fiscal 2010, the Internal Revenue Service, or IRS, began an audit of our federal tax returns for fiscal 2007, 2008 and 2009. The IRS or a state taxing authority could challenge our tax positions in connection with the transactions, notwithstanding our receipt of any tax refund. See Note 12, "Income Taxes," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

  •
  In July 2009, we entered into a supervisory agreement with the U.S. Office of Thrift Supervision, or OTS, that required us, among other things, to maintain Union Federal's regulatory capital ratios at specified levels. We refer to the agreement in this quarterly report as the Supervisory Agreement. Union Federal entered into a stipulation in July 2009 consenting to the issuance by the OTS of an order to cease and desist, which we refer to in this quarterly report as the Order. The OTS terminated the Order and the Supervisory Agreement, each in its entirety, on March 5, 2010 and March 10, 2010, respectively. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

Business Trends and Uncertainties

        Beginning in late 2007 and continuing through the date of this quarterly report, general economic conditions in the United States have deteriorated and not fully recovered. Our business has been and continues to be materially adversely impacted by these conditions, and our inability to access the securitization markets as a result of market disruptions continued during the first nine months of fiscal

2010. In addition, credit performance of consumer-related loans generally, and our education loan portfolios and those held by the various securitization trusts we have facilitated, continued to be adversely affected by general economic conditions, including high unemployment rates. The interest rate, economic and credit environments may continue to have a material negative effect on the estimated value of our service receivables and education loans held for sale, which at March 31, 2010, primarily consisted of a portfolio of private education loans held by UFSB-SPV that is pledged to a third-party conduit lender pursuant to an education loan warehouse facility.

        Our education loan portfolios and those of the NCSLT Trusts have experienced higher levels of defaults than we originally projected. As a result, we have significantly adjusted our projected performance assumptions associated with the NCSLT Trusts during fiscal 2009 and through the first nine months of fiscal 2010, including significant increases in our assumed default rates. These adjustments have resulted in net reductions in the fair value of our additional structural advisory fees, asset servicing fees and residual receivables. Credit rating agencies have taken negative ratings actions with respect to certain securitizations that we previously facilitated. In March 2010, Standard & Poor's downgraded the ratings assigned to 120 classes of ABS issued by 20 NCSLT Trusts, citing higher than expected levels of delinquencies and defaults, declines in parity levels, and reductions in available credit support for the transactions. In May 2010, Standard & Poor's also downgraded the rating assigned to one class of ABS issued by one NCSLT Trust, citing an interest trigger event on the class notes that resulted in an interest shortfall to such class notes.

        During the first nine months of fiscal 2010, prepayment rates, however, remained at a rate that is extremely low by historical standards.

        During the first nine months of fiscal 2010, we recorded an unrealized loss of $138.8 million in connection with fair value adjustments to our education loans held for sale. We recorded aggregate losses during fiscal 2009 of $138.2 million in connection with similar fair value adjustments. We may record a realized or unrealized loss in the future in connection with UFSB-SPV's portfolio of private education loans held for sale.

        Changes in any of the following factors could materially affect our financial results:

  •
  market acceptance of our Monogram product offering and our fee-for-service offerings;

  •
  demand for private education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under the federal government's programs and legislation recently passed or under consideration as of May 10, 2010;

  •
  competition for providing private education financing and reluctance by lenders to participate in the private education loan market;

  •
  conditions in the private education loan securitization market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

  •
  regulatory requirements applicable to Union Federal and us;

  •
  valuation adjustments relating to our portfolios of private education loans held for sale;

  •
  general interest rate and consumer credit environments, including their effect on our assumed discount, net default and prepayment rates, the forward London Interbank Offered Rate, or LIBOR, curve and the trusts' ability to recover principal and interest from borrowers;

  •
  our critical accounting policies and estimates;

  •
  challenges relating to the federal income tax treatment of the sale of the Trust Certificate or our asset services agreement with the purchaser of the Trust Certificate entered into in April 2009, which we refer to as the Asset Services Agreement, including proceedings relating to any tax refund previously received;

  •
  changes in accounting principles generally accepted in the United States of America, or GAAP, which could impact the carrying value of assets and liabilities, as well as require the consolidation of certain off-balance sheet entities;

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private education loans, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

  •
  developments in connection with the TERI Reorganization, including the consummation of the Plan of Reorganization proposed by TERI and the Creditors Committee in September 2009.

        We believe that our loan program agreement with SunTrust Bank will provide us with an opportunity to structure, process and originate private education loans. We believe that the program agreement is a significant step in our return to the private education lending marketplace, and we hope to satisfy all conditions to the effectiveness of the program in advance of the September 1, 2010 date by which conditions are required to be met under the agreement.

        We also believe that conditions in capital markets generally continued to improve during the third quarter of fiscal 2010, potentially creating additional flexibility with regard to the financing of private education loans. We continue to believe, as of May 10, 2010, however, that the structure and economics of any financing transaction will be less favorable than our past securitizations. In particular, we expect lower revenues and additional cash requirements on our part.

        During the second quarter of fiscal 2010, we announced that we had begun examining strategic alternatives for Union Federal, including a potential sale. We believe that the termination of the Order and the Supervisory Agreement during the third quarter of fiscal 2010 and the elimination of Union Federal's ongoing duties and potential contingent liabilities related to UFSB-SPV's education loan warehouse facility will prove attractive to potential purchasers as we consider our strategic alternatives with respect to Union Federal.

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

        Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," in the notes to our audited consolidated financial statements for the fiscal year ended June 30, 2009, which are included under Item 8 of our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 3, 2009, and in Note 1, "Nature of Business and Summary of Significant Accounting Policies," in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations, such as those involving recognition of service revenues and the valuation of our service receivables and portfolio of private education loans held for sale. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on our financial condition or operating performance is material.

        We have discussed our accounting policies with the Audit Committee of our Board of Directors, and we believe that our estimates relating to the recognition and valuation of our securitization-related revenues and receivables and asset servicing revenue and receivables, as described below, fit the definition of critical accounting estimates. We also consider our policy with respect to the determination of whether or not to consolidate the financial results of the securitization trusts that we facilitate and the valuation of our portfolios of private education loans held for sale to be critical accounting policies.

  Service Revenues and Receivables

        We have historically structured and facilitated securitization transactions for our clients through a series of bankruptcy remote, special purpose statutory trusts. Through the securitization process, the trusts obtained private education loans from the originating lenders or their assignees, which relinquished to the trust their ownership interest in the loans. The debt instruments that the trusts issued to finance the purchase of these private education loans are obligations of the trusts, rather than our obligations or those of originating lenders or their assignees. We have received several types of fees in connection with our past securitization services:

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

        As required under GAAP, we recognize the fair value of additional structural advisory fees and residuals as revenue at the time the securitization trust purchases the private education loans, as they are deemed to be earned at the time of the securitization but before we actually receive payment. These amounts are deemed earned because evidence of an arrangement exists, we have provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis, and there are no future contingencies or obligations due on our part. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions available to the owners of the residual interests of the trusts subject to these services. Under GAAP, we are required to estimate the fair value of the additional structural advisory fees, asset servicing fees and residual receivables as if they are investments in securities classified as trading, similar to retained interests in securitizations. In subsequent periods, we re-evaluate the estimated fair value of these receivables and recognize the change in fair value as servicing revenue in the period in which the change in estimate occurs.

        Because there are no quoted market prices for our additional structural advisory fees, asset servicing fees or residual receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

  •
  expected annual rate and timing of loan defaults, and TERI's obligation to pay default claims, if applicable;

  •
  discount rate, which we use to calculate the present value of our future cash flows;

  •
  expected amount and timing of recoveries of defaulted loans, including use of recoveries to replenish trusts' segregated reserve accounts pledged to the NCSLT Trusts by TERI to secure its guaranty obligations, which we refer to as Pledged Accounts;

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

        At March 31, 2010 and 2009, the aggregate outstanding principal balance of the debt issued by the NCSLT Trusts was $12.2 billion and $13.0 billion, respectively. The principal underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans, of which approximately 26.6% were in deferment, 5.4% were in forbearance and 68.0% were in repayment status as of March 31, 2010. Approximately 89.5% of the loans in repayment status as of March 31, 2010 were current, 4.7% were between 31 and 90 days past due, 2.6% were between 91 and 180 days past due, and 3.2% were greater than 180 days past due. As of March 31, 2010, the cumulative gross default rate with regard to loans in, and loans that have previously been in, repayment status in the NCSLT Trusts was 14.3%. We have posted to our website, and filed as exhibit 99.1 to this quarterly report, static pool data as of March 31, 2010, including original pool characteristics and borrower payment status, delinquency, cumulative loss and prepayment data as of March 31, 2010 for certain securitization trusts that we have facilitated. We have also posted to our website, and filed as exhibit 99.2 to this quarterly report, a supplemental presentation of certain historical trust performance data, including parity ratios by trust, net recovery rates by year of default, six-month rolling prepayment rates and payment status by trust.

        Because our fair value estimates rely on quantitative and qualitative factors, including historical data and macroeconomic indicators to predict prepayment and default rates, management's ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on our valuations.

        Default, Recovery and Prepayment Rates.    Default, recovery and prepayment rates are defined as follows:

  •
  Default rates are the estimated cumulative principal balance of defaulted loans over the life of a trust divided by the original principal balance of the loans;

  •
  Recovery rates are the estimated net cumulative amount of recoveries (reduced by costs of recovery) on defaulted loans over the life of the trust; and

  •
  Prepayments are the difference between the total amount of payments, both principal and interest, received from or on behalf of a borrower and the amount of principal and interest billed to the borrower during the same period.

        Prior to the third quarter of fiscal 2010, our assumptions for default, recovery and prepayment rates relied primarily on historical data, updated in the short-term for differences between projected results and actual results. During fiscal 2010, we engaged an independent consulting firm to assist us in assessing our modeling methodologies. As a result of this assessment, which concluded during the third quarter of fiscal 2010, we refined our models to include a prospective methodology that also applies macroeconomic factors in projecting future loan performance. Historical data was used to validate the enhanced methodology. We began applying the refinements to our methodology during the third quarter of fiscal 2010 to estimate default and prepayment rates for use in our discounted cash flow models.

        Discount Rates.    We apply discount rates to each of our financial instruments that we believe are commensurate with the tenure and risks involved. In determining an appropriate discount rate for valuing our asset servicing fees and residual receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluate yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residual interests.

        Until the third quarter of fiscal 2010, the discount rate that we used to estimate the fair value of our additional structural advisory fees was based on the 10-year U.S. Treasury Bond rate plus a risk premium. In determining the risk premium, we considered factors such as yields on B-rated instruments, the level of available cash flows from residual interests that support the additional structural advisory fees, as well as the weighted-average life of the additional structural advisory fee receivables. For the quarter ended March 31, 2010, changes to cash flow assumptions had the effect of lengthening the weighted-average life of the additional structural advisory fee receivables, significantly reducing the amount of residual interest cash flows available to support the cash flows available for additional structural advisory fees and delaying the timing of receipt of additional structural advisory fees. The combination of all these factors led us to the determination that additional structural advisory fee receivables are more analogous to longer term financial instruments than 10-year debt instruments and a higher discount rate is appropriate. The 14% discount rate used for additional structural advisory fees reflects market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market and is 200 basis points less than the 16% used for residual receivables, reflecting the seniority of the additional structural advisory fees in the cash waterfall of the securitization trusts.

        Auction Rate Note Interest Rates.    Five of the NCSLT Trusts issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Failed auctions occurred and have persisted with respect to these five trusts. The failed auctions, deterioration in trust performance and the downgrade in the insurance financial strength ratings assigned to the credit enhancement provider for certain auction rate notes, have resulted in the auction rate notes bearing interest at a maximum spread over one-month LIBOR as specified in the indentures, based on the ratings assigned to the notes. We assume that all auction rate notes will continue to bear interest at their current maximum spreads until their expected maturity dates.

        Forward LIBOR Curve.    The forward LIBOR curve is a market observable input obtained from an independent third party. LIBOR is the underlying rate for most of the trusts' assets and liabilities, and fluctuations in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest-rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed-interest tranche, which in turn decreases the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

        TERI's Obligation to Pay Claims.    Prior to the third quarter of 2008, we assumed that TERI would pay default claims on a timely basis. The indentures relating to certain of the securitization trusts specify circumstances, which we refer to as Trigger Events, upon the occurrence of which payments that would otherwise be due in respect of additional structural advisory fees and residuals instead be directed to the holders of the notes issued by the trusts until the conditions causing the Trigger Event cease to exist or all notes and related interest are paid in full. As a result of the TERI Reorganization, cumulative gross defaults of education loans held by the NCSLT Trusts are projected to exceed a specified level per the indentures that would constitute a Trigger Event. Although the overall expected cash flows generated by the NCSLT Trusts improved as a result of the higher priority of repayment of the notes, the expected timing of cash payments to us with respect to additional structural advisory fees and residuals was delayed, reducing their estimated fair value. In addition, as a result of the TERI Reorganization, we adjusted our assumptions during the third quarter of fiscal 2008 to assume that amounts available to pay an NCSLT Trust's default claims will be limited to amounts available from the NCSLT Trust's Pledged Account, and that future recoveries on defaulted loans would replenish such Pledged Account. During the third quarter of fiscal 2010, we further updated our assumptions to reflect the terms of the Plan of Reorganization, as follows:

  •
  With limited exceptions, each NCSLT Trust will receive from TERI the balance, if any, remaining in its respective Pledged Account;

  •
  Certain defaulted loans purchased by TERI prior to the TERI Reorganization will be assigned to the respective NCSLT Trust, and, with limited exceptions, all recoveries on such loans will benefit the respective NCSLT Trust;

  •
  Defaulted loans purchased by TERI subsequent to the TERI Reorganization using funds from a Pledged Account will not be assigned to the respective NCSLT Trust, but rather will be assigned to a liquidating trust. Recoveries on such loans will benefit unsecured creditors of TERI pro rata and will not replenish the Pledged Account of the respective NCSLT Trust; and

  •
  Each NCSLT Trust will receive a pro rata distribution of defaulted loan recoveries available to the general unsecured creditors of TERI based on each trust's unsecured claim. No other amounts have been assumed to benefit the trusts for their claims as general unsecured creditors.

        These assumptions did not have a material impact on our additional structural advisory fee or asset servicing fee receivables. See Note 6, "Commitments and Contingencies—TERI Reorganization—Challenge to Security Interests," in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this quarterly report for additional details.

  Education Loans Held for Sale

        Education loans held for sale by UFSB-SPV have been pledged pursuant to an education loan warehouse facility provided by a third-party lender. The loans are subject to call provisions by the third-party lender, and, therefore, we do not have the ability to hold the loans to maturity. Education loans held for sale are carried at the lower of cost or fair value. The fair value of education loans held for sale is evaluated on a quarterly basis.

        When available, the fair value is based on quoted market values. In the absence of readily determined market values, fair value is estimated by management based on the present value of expected future cash flows from the education loans held for sale. These estimates are based on historical and third-party data and our industry experience with the assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates and the corresponding weighted-average cost of capital commensurate with the risks involved. If readily determined market values became available, or if actual performance were to vary appreciably from management's estimates, the fair value of the loans would need to be further adjusted, which could result in material differences from the recorded carrying amounts. Changes in the carrying value of education loans held for sale are recorded as a separate component of non-interest expense.

        In October 2009, Union Federal sold the current portion of its portfolio of private education loans held for sale, excluding loans held by UFSB-SPV, to an unaffiliated third-party. In November 2009, Union Federal sold the remainder of its portfolio of private education loans held for sale to a newly formed statutory trust owned by a subsidiary of FMC. These loans were reclassified as held to maturity upon sale. During the third quarter of fiscal 2010, a portion of the loans were reclassified back to held for sale as a result of our contribution of the loans to UFSB-SPV as part of the restructuring of UFSB-SPV's education loan warehouse facility. See Note 3, "Education Loans Held for Sale," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information about loans held for sale, and Note 15, "Subsequent Events—Restructuring of Education Loan Warehouse Facility," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details about the restructuring.

  Sensitivity Analysis

        Increases in our estimates of defaults, prepayments and discount rates, as well as decreases in default recovery rates and the multi-year forward estimates of LIBOR, would have a negative effect on the value of our additional structural advisory fees, as well as our asset servicing fee receivables and our education loans held for sale. Private education loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the credit agreement. If amounts in the Pledged Accounts were unavailable to pay the NCSLT Trusts' default claims or if recoveries on defaulted loans were not available in whole or in part to replenish such Pledged Accounts, as a result of a Plan of Reorganization or otherwise, or if net defaults increase beyond the level of expected third-party reimbursement assumptions, then these changes will have an additional negative effect on the value of these assets.

        The following table shows our loan performance and discount rate assumptions and additional structural advisory fee balances at March 31, 2010 and estimated changes that would result from changes in our assumptions. The effect on the fair value of the structural advisory fees is based on variations of 10% or 20%, except for the forward LIBOR rates, which are based on variations of 1% and 2% from the forward LIBOR rates at March 31, 2010.

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

	Percentage change in assumptions		Management assumptions and receivables balance at March 31, 2010	Percentage change in assumptions
Structural advisory fees	Down 20%	Down 10%		Up 10%	Up 20%
	(dollars in thousands)
Default rate:
Management assumptions(1):
Segment 1	9.6%	10.1%	10.7%	11.2%	11.8%
Segment 2	17.8	18.8	19.7	20.6	21.5
Segment 3	44.6	46.5	48.3	50.1	51.8
Total structural advisory fees	$37,863	$36,067	$33,902	$26,029	$18,329
Change in receivables balance	11.7%	6.4%		(23.2)%	(45.9)%
Default recovery rate:
Management assumption:
Segment 1	32.0%	36.0%	40.0%	44.0%	48.0%
Segment 2	32.0	36.0	40.0	44.0	48.0
Segment 3	32.0	36.0	40.0	44.0	48.0
Total structural advisory fees	$23,692	$30,997	$33,902	$35,737	$36,868
Change in receivables balance	(30.1)%	(8.6)%		5.4%	8.8%
Annual prepayment rate:
Management assumption:
Segment 1	5.2%	5.9%	6.7%	7.2%	7.9%
Segment 2	3.8	4.2	4.8	5.2	5.7
Segment 3	2.4	2.7	3.1	3.4	3.7
Total structural advisory fees	$35,215	$34,644	$33,902	$32,840	$31,159
Change in receivables balance	3.9%	2.2%		(3.1)%	(8.1)%
Discount rate:
Management assumption	11.2%	12.6%	14.0%	15.4%	16.8%
Total structural advisory fees	$53,023	$42,355	$33,902	$27,195	$21,864
Change in receivables balance	56.4%	24.9%		(19.8)%	(35.5)%

	Change in assumption			Change in assumption
	Down 200 basis points	Down 100 basis points	Receivables balance	Up 100 basis points	Up 200 basis points
	(dollars in thousands)
Forward LIBOR rates:
Total structural advisory fees	$27,914	$30,845	$33,902	$32,317	$24,149
Change in receivables balance	(17.7)%	(9.0)%		(4.7)%	(28.8)%

(1)
The percentage change in assumptions applies to future conditional default rates in the portfolio after taking into account actual defaults occurring in the portfolio through March 31, 2010. As a result, application of the nominal 10% or 20% variation results in a change in the management assumption that is less than 10% or 20% of the default rate.

  Consolidation

        Our consolidated financial statements include the accounts of FMC and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the securitization trusts purchasing loans that we have facilitated.

        At March 31, 2010 and 2009, each of the securitization trusts created after January 31, 2003 has met the criteria to be a qualified special-purpose entity, or QSPE, as defined by Accounting Standards Codification, or ASC, 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities, which we refer to as ASC 860-40. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, have been amended in order for them to be considered QSPEs.

        Effective beginning with our financial statements for the quarter ending September 30, 2010, we will adopt Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which we refer to as ASU 2009-16, and ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, which we refer to as ASU 2009-17. Prior to their codification, ASU 2009-16 was referred to as Financial Accounting Standard 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement 140, and ASU 2009-17 was referred to as Financial Accounting Standard 167, Amendments to FASB Interpretation No. 46(R).

        ASU 2009-16 removes the concept of a QSPE from ASC 860-40 and removes the exemption from consolidation for QSPEs from ASC 810-10, Consolidation, which we refer to as ASC 810-10. ASU 2009-17 updates ASC 810-10 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a variable interest entity. A primary beneficiary of a variable interest entity is the enterprise that has both of the following characteristics:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of variable interest entities is appropriate upon the occurrence of reconsideration events, as opposed to the one-time assessment allowed under previous guidance.

        As of May 10, 2010, we expect to consolidate certain of these securitization trusts. The final impact is expected to be material to the balance sheet and statement of operations, but the amounts are still uncertain. We do not own the residuals of the NCSLT Trusts and the deficits of these trusts, if consolidated, are expected to be allocated to non-controlling interests.

        Assets and liabilities of the entities to be consolidated as a result of our analysis will be measured at the same amounts that such assets and liabilities would have been measured if they had been consolidated at the time we became the primary beneficiary. All intercompany transactions will be eliminated. Profits and losses of the consolidated variable interest entities will be allocated to non-controlling interests based on voting interests, before the effect of intercompany elimination entries. ASU 2009-17 may be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption or the opening balance of retained earnings for the first year presented. We expect to present a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption.

        We are evaluating the impact that the adoption of these statements will have on our consolidated financial condition and results of operations, particularly as they relate to the securitization trusts holding loans we previously facilitated. At March 31, 2010, the aggregate outstanding liabilities of the NCSLT Trusts were approximately $12.2 billion and total assets were $10.8 billion. The principal underlying assets in the NCSLT Trusts were TERI-guaranteed private education loans. The aggregate outstanding assets and liabilities of other trusts, for which we own residual interests, were each less than $1.0 billion.

Results of Operations

Three and nine months ended March 31, 2010 and 2009

Summary

        The following table summarizes our results of operations:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2010	2009	2010-2009	2010	2009	2010-2009
	(in thousands, except per share data)
Service revenues	$(17,472)	$(136,414)	$118,942	$217	$(322,024)	$322,241
Net interest income	656	5,798	(5,142)	6,597	20,409	(13,812)

Total revenues	(16,816)	(130,616)	113,800	6,814	(301,615)	308,429
Non-interest expenses	28,012	74,972	(46,960)	209,463	195,041	14,422

Loss before income taxes	(44,828)	(205,588)	160,760	(202,649)	(496,656)	294,007
Income tax benefit	(15,439)	(64,934)	49,495	(67,475)	(169,718)	102,243

Net loss	$(29,389)	$(140,654)	$111,265	$(135,174)	$(326,938)	$191,764

Net loss per share, diluted	$(0.30)	$(1.42)	$1.12	$(1.36)	$(3.30)	$1.94
Diluted weighted average shares outstanding	99,248	99,121	127	99,232	99,067	165

        We reported a net loss of $29.4 million, or $0.30 per share, on a fully diluted basis, for the third quarter of fiscal 2010, compared with a net loss of $140.7 million, or $1.42 per share, for the third quarter of fiscal 2009. The improvement in earnings in fiscal 2010 reflects lower reductions of service receivables and lower non-interest expenses. Total revenues for the third quarter of fiscal 2010 increased by $113.8 million from the third quarter of fiscal 2009. In fiscal 2009, we reduced the carrying value of residual interests in the NCSLT Trusts by $134.5 million as a result of the sale of the Trust Certificate. We did not facilitate any new securitization transactions in the first nine months of fiscal 2010 or 2009. Total non-interest expense decreased $47.0 million over the same period, reflecting lower expenses across most categories of expense.

        Our net loss for the first nine months of fiscal 2010 was $135.2 million, or $1.36 per share on a fully diluted basis, compared with a net loss of $326.9 million, or $3.30 per share, for the first nine months of fiscal 2009. The improvement in earnings for the nine month period is attributable to lower reductions of service receivables and lower compensation and benefits and general and administrative expenses, partially offset by higher losses on education loans held for sale, most of which was recorded in the first quarter of fiscal 2010.

Service Revenues

        The following table summarizes the changes in our service revenues:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2010	2009	2010-2009	2010	2009	2010-2009
	(in thousands)
Additional structural advisory fees—trust updates	$(21,440)	$(4,063)	$(17,377)	$(20,799)	$(51,466)	$30,667
Asset servicing fees:
Fee income	2,133	—	2,133	6,012	—	6,012
Fee updates	(2,635)	—	(2,635)	(2,272)	—	(2,272)

Total asset servicing fees	(502)	—	(502)	3,740	—	3,740
Residuals—trust updates	(91)	(136,366)	136,275	2,186	(285,604)	287,790
Administrative and other fees	4,561	4,015	546	15,090	15,046	44

Total service revenues	$(17,472)	$(136,414)	$118,942	$217	$(322,024)	$322,241

        Additional structural advisory fees, asset servicing fees and residual receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased private education loans facilitated by us.

  Additional Structural Advisory Fees

        We are entitled to receive additional structural advisory fees over time, based on payment priorities established in the trusts' indentures, with no further requirement for service on our part. In general, this fee accumulates monthly in each trust from the date of a securitization at a rate of 15 to 30 basis points per year plus accrued interest on earned but unpaid fee income. We generally become entitled to receive this additional portion, plus interest, once the ratio of trust assets to trust liabilities in the particular trust, which we refer to as the Parity Ratio, reaches a stipulated level, which ranges from 103.0% to 105.5%. The level applicable to a particular trust is determined at the time of securitization. Actual Parity Ratios at March 31, 2010 ranged from 88.55% to 96.04%. Please refer to exhibit 99.2 to this quarterly report for additional information on actual trust Parity Ratios as of March 31, 2010. The stipulated Parity Ratio levels may be raised if certain trust characteristics change.

        We record the net present value of the future cash flows due to us from the trusts, or estimated fair value, of these fees as additional structural advisory fee receivables on the balance sheet. Additional structural advisory fees recognized in the income statement represent the change in fair value during the period in the structural advisory fee receivable, less cash received, if any. To estimate the amount and timing of the cash flows of these fees, we apply a discount rate commensurate with the risk involved to the estimated amount and timing of cash flows of each trust, taking into consideration the estimated operational expenses for the separate securitization trusts and trust performance assumptions, including the expected annual rate and timing of loan defaults, TERI's ability and obligation to pay default claims for the NCSLT Trusts, expected recoveries on defaulted loans, the annual rate and timing of education loan prepayments, the trend of contractual and market interest rates over the life of the loan pool, the cost of funding outstanding auction rate notes, and the existence of Trigger Events. These assumptions are based on historical and third-party data and our industry experience.

        On a quarterly basis, we update our estimate of the fair value of our additional structural advisory fee receivable. We expect, as of March 31, 2010, to begin to receive these fees approximately five to 22 years after the date of a particular securitization transaction. However, for many of the NCSLT

Trusts, the bankruptcy filing of their loans' primary guarantor, TERI, or cumulative gross default rates have resulted in Trigger Events. These events may significantly delay the receipt of fees. We estimate the trend of interest rates over the life of the loan pool using an implied forward LIBOR curve, and an assumed spread between LIBOR and auction rates, to estimate trust cash flows.

        Prior to the third quarter of fiscal 2010, our assumptions for default, recovery and prepayment rates relied primarily on historical data, updated in the short-term for current differences between projected results and actual results. During the third quarter of fiscal 2010, we refined our models to include a prospective methodology that also applies macroeconomic factors in projecting future loan performance. Historical results are used to validate the appropriateness of the relationship between macroeconomic indicators and actual results. In the third quarter of fiscal 2010, we used our refined methodology to determine estimated default and prepayment rates for use in our discounted cash flow models. The combination of higher net default rates and a higher discount rate, offset somewhat by lower prepayment rates, resulted in a net loss recorded in revenues as additional structural advisory fees—trust updates of $21.4 million for the third quarter of fiscal 2010, for a net loss of $20.8 million in revenues for the first nine months of fiscal 2010.

        During the first nine months of fiscal 2009, we experienced a significant tightening of the forward LIBOR curve, increased costs related to interest on auction rate notes, higher default rates and increases in the discount rate. These factors resulted in losses recorded as trust updates in revenue during the third quarter of $4.1 million, for a total loss of $51.5 million for the first nine months of fiscal 2009. See "—Service Revenues Receivables Assumptions" that follows for a discussion of each assumption.

        The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(in thousands)
Fair value at beginning of period	$55,724	$64,935	$55,130	$113,842
Cash received from trust distributions	(382)	(26)	(429)	(1,530)
Trust updates:
Passage of time—fair value accretion	1,686	1,985	5,015	7,415
Increase in timing and average default rate	(39,144)	(2,634)	(42,616)	(8,798)
Increase in discount rate assumption	(14,727)	(2,925)	(11,029)	(23,114)
Decrease in average prepayment rate	25,338	769	25,338	3,127
Increase (decrease) in forward LIBOR curve	175	2,590	1,738	(16,941)
Increase in auction rate notes spread	—	—	—	(13,087)
Other factors, net	5,232 (1)	(3,848)	755	(68)

Net change from trust updates	(21,440)	(4,063)	(20,799)	(51,466)

Fair value at end of period	$33,902	$60,846	$33,902	$60,846

(1)
Reflects the reversal of a reserve of approximately $4.7 million recorded in the first quarter of fiscal 2010, as further discussed under "Default and Recovery Rates."

  Residuals and the Sale of the Trust Certificate; Asset Servicing Fees

        Historically, as we facilitated the securitizations of loan pools, we were entitled to receive a portion of the residual cash flows, if any, generated by the various securitization trusts that purchased the loans. We recorded the estimated fair value of these residual cash flows on our balance sheet as residual receivables. Residual fees recognized in our statement of operations represent the change during the period in the estimated fair value of residual receivables. The estimated fair value is based on the net present value of the future cash flows due to us from the trusts related to our residual interest ownerships.

        NC Residuals Owners Trust, a statutory trust, directly or indirectly owned certain certificates of beneficial ownership interests of the NCSLT Trusts. As a result of our sale of the Trust Certificate of NC Residuals Owners Trust, we are no longer entitled to the residual cash flows of the NCSLT Trusts, although we continue to be entitled to receive residuals from other trusts. The purchaser of the Trust Certificate agreed to bear all future federal and state tax liabilities associated with the NCSLT Trust residuals.

        Trust updates for residual interests in fiscal 2010 relate only to the trusts that were not part of the sale of the Trust Certificate. Changes in assumptions did not have a material impact on these residual interests for the three months ended March 31, 2010. For the nine months ended March 31, 2010, trust update revenue of $2.2 million primarily reflected accretion for the passage of time and a decrease in the discount rate.

        As a result of the sale of the Trust Certificate in the third quarter of fiscal 2009, we recorded a loss of $134.5 million for the reduction to our carrying value of the NCSLT residual interests. Prior to our sale of the Trust Certificate, we recorded losses to reflect tightening of the forward LIBOR curve, higher interest payable on auction rate notes, higher assumed default rates and an increase in the assumed discount rate, somewhat offset by accretion and lower prepayment rates, for a total loss of $285.6 million in the first nine months of fiscal 2009.

        See "—Service Revenues Receivables Assumptions" that follows for a discussion of each assumption.

        The following table summarizes the changes in the estimated fair value of our residual receivables:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(in thousands)
Fair value at beginning of period	$12,237	$144,017	$9,960	$293,255
Trust updates:
Passage of time—fair value accretion	487	355	1,346	20,107
Increase in timing and average default rate	(353)	—	(353)	(50,108)
Decrease (increase) in discount rate assumption	—	—	1,176	(83,634)
Increase (decrease) in forward LIBOR curve	49	14	183	(22,099)
Increase in auction rate notes spread	—	—	—	(31,779)
Decrease in average prepayment rate	—	—	—	11,336
Decrease to reflect disposition	—	(134,481)	—	(134,481)
Other factors, net	(274)	(2,254)	(166)	5,054

Net change from trust updates	(91)	(136,366)	2,186	(285,604)

Fair value at end of period	$12,146	$7,651	$12,146	$7,651

        We entered into the Asset Services Agreement in April 2009, pursuant to which we have agreed to provide certain services to the purchaser of the Trust Certificate to support its ownership of the NCSLT Trust residuals, including analysis and valuation optimization services and services relating to funding strategy. As compensation for our services, we are entitled to an asset servicing fee, calculated as a percentage of the aggregate outstanding principal balance of loans outstanding in the NCSLT Trusts. Although this fee is earned monthly, we will not receive any asset servicing fees until the purchaser of the Trust Certificate has begun to receive residual cash flows. Due to changes in default assumptions related to the NCSLT Trusts, the weighted average life of our asset servicing fees has increased, and the overall expected cash flows have decreased. As a result, we recorded a loss from fee updates of $2.6 million during the third quarter of fiscal 2010, for a net loss from fee updates of $2.3 million for the first nine months of fiscal 2010. Fee income earned was $2.1 million for the third quarter and $6.0 million for the first nine months of fiscal 2010.

  Administrative and Other Fees

        Administrative and other fees increased slightly to $4.6 million and $15.1 million for the third quarter and first nine months of fiscal 2010, respectively, up from $4.0 million and $15.0 million for the comparable periods in fiscal 2009. Administrative and other fees include trust administration fees generated from the daily management and information gathering and reporting services for parties related to securitization trusts, stand-alone fee-based loan origination, processing fees and loan portfolio default prevention services.

Service Revenues Receivables Assumptions

        Performance Assumption Overview.    During the third quarter of fiscal 2010, we completed initial enhancements to the financial models that we use to estimate the fair value of our service receivables. The enhancements provide for the inclusion of certain prospective macro-economic factors in our performance assumptions for those private education loans securitized in the NCSLT Trusts. As a result of the enhancements, which were validated by a third party, we are able to provide performance information on a segmented basis rather than solely on a weighted-average basis. As our risk models continue to evolve, we anticipate additional future enhancements.

        Risk Segments.    Using our proprietary risk score modeling developed for our new Monogram product, loans in the NCSLT Trusts were retroactively scored using origination data as well as additional credit bureau data made available following origination. We then divided loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2 and loans in Segment 2 expected to perform better than loans in Segment 3. The table below identifies performance assumptions for each segment, as well as the percentage of the NCSLT Trust portfolios in each segment.

	March 31, 2010
NCSLT Portfolio	Segment 1		Segment 2		Segment 3
Distribution by original loan amount	25.5%		27.0%		47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	5.0		7.7		19.3
In repayment	17.7		19.3		31.0
Gross default rate(3)	10.7		19.7		48.3
Recovery rate(3)	40.0		40.0		40.0
Net default rate(3)	6.4		11.8		29.0
Prepayment rate(3)	6.7	(4)	4.8	(4)	3.1	(4)

(1)
Outstanding aggregate principal and capitalized interest balance as of March 31, 2010.

(2)
Loans "not in repayment" include loans in deferment or forbearance status as of March 31, 2010.

(3)
Using projected defaults, net defaults and recoveries over the lives of the trusts as a percentage of original outstanding aggregate principal and accrued interest balance.

(4)
Amount presented is the weighted average conditional prepayment rate, or CPR, over the next ten years. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

  Default and Recovery Rates.

        During the first quarter of fiscal 2010, we reduced the carrying value of additional structural advisory fee receivables by $4.7 million for potential deviations in the performance of securitized loans and did not adjust this reserve during the second quarter of fiscal 2010. The higher projected default rate assumptions derived using our enhanced modeling eliminated the need for this reserve, which lessened the negative impact of the higher default rates. Additional structural advisory fee receivables decreased on a net basis by $34.5 million during the third quarter of fiscal 2010 and by $42.6 million for the first nine months of fiscal 2010.

        As a result of the change in our default assumptions, the projected timing of our receipt of asset servicing fees has been delayed by almost two years from our previous cash flow projections. We reduced asset servicing fee receivables by $2.6 million during the third quarter of fiscal 2010, resulting in a net decrease of $2.3 million for the first nine months of fiscal 2010. The decrease is attributable to the change in timing of our cash receipts, and is not related to collectability of asset servicing fees accrued to date. Our residual interests were less affected by the change in default rates, in light of our sale of the Trust Certificate. Residual receivables decreased by $0.4 million during the third quarter and first nine months of fiscal 2010 as a result of the increase in the projected default rates.

        During fiscal 2009, the net default rate was increased to reflect higher default rates experienced in the trusts. The higher net default rate resulted in decreases in the estimated fair value of our additional structural advisory fee receivables of $2.6 million and $8.8 million during the third quarter and first nine months of fiscal 2009, respectively.

        Due to the sale of the Trust Certificate at March 31, 2009, no decrease in residual receivables was allocated to changes in default rates for the third quarter of fiscal 2009 because the residuals of the NCSLT Trusts were reduced to zero in that quarter as a result of the sale. During the first and second quarters of fiscal 2009, residual receivables decreased by $50.1 million due to increases in the default rates.

        We did not adjust our assumptions regarding recovery rates during the fiscal 2010 or fiscal 2009 periods.

        Prepayment Rates.    In general, prepayment rates have been in decline since March 2008. Over the past year, in response to a historically low prepayment rate, the interest rate environment and limited availability of consumer credit, we adjusted our prepayment assumption by extending the period during which decreased prepayments were expected to persist. Our financial model enhancements now allow prepayment assumptions to be segmented, incorporating certain prospective macro-economic factors. As a result of our enhanced model, prepayments are expected to be lower and slower than previously projected, providing for an increase in the value of our structural advisory fee receivables by $25.3 million during the third quarter and for the first nine months of fiscal 2010.

        During the third quarter of fiscal 2009, we decreased our assumed prepayment rate by 11 basis points, which resulted in an increase to additional structural advisory fee receivables of $0.8 million, for a total increase in the first nine months of fiscal 2009 of $3.1 million.

        Discount Rate—Additional Structural Advisory Fees.    Until the third quarter of fiscal 2010, the discount rate that we used to estimate the fair value of our additional structural advisory fees was based on the 10-year U.S. Treasury Bond rate plus a risk premium. In determining the risk premium, we considered factors such as yields on B-rated instruments, the level of available cash flows from residual interests that support the additional structural advisory fees, as well as the weighted-average life of the additional structural advisory fee receivables.

        For the quarter ended March 31, 2010, we utilized a discount rate of 14% in determining the fair value of the additional structural advisory fee receivables. The change from an index-based discount rate to a rate of 14% reflects our financial model enhancements and resulting adjustments to our cash flow assumptions that had the effect of lengthening the weighted-average life of the additional structural advisory fee receivables. As a result, the amount of residual interest cash flows available to support the cash flows available for additional structural advisory fees was significantly reduced. In addition, the projected timing of receipt of additional structural advisory fees was delayed. The combination of these factors led us to determine that additional structural advisory fee receivables are more analogous to longer-term financial instruments than 10-year debt instruments and, therefore, a higher discount rate is appropriate. The 14% discount rate used for the additional structural advisory fees reflects market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in much broader ABS market and is 200 basis points less than the 16% used for residual receivables, reflecting the seniority of the additional structural advisory fees in the cash waterfall of the securitization trusts.

        The increase in the discount rate resulted in a $14.7 million decrease in the value of additional structural advisory fee receivables for the third quarter, for a net decrease of $11.0 million for the first nine months of fiscal 2010.

        During the third quarter of fiscal 2009, we used a spread of 1,000 basis points over the 10-year U.S. Treasury Bond rate, resulting in a discount rate of 12.7%. The spread was flat from the prior quarter, but up 425 basis points for the first nine months of fiscal 2009. During the third quarter of fiscal 2009, the 10-year U.S. Treasury Bond rate increased by 45 basis points, and we recorded a decrease of $2.9 million in additional structural advisory fees for the period. For the nine months ended March 31, 2009, the 425 basis point increase in the spread net of the 131 basis point decrease in the 10-year U.S. Treasury Bond rate resulted in a net decrease of $23.1 million in the value of additional structural advisory fee receivables.

        Discount Rate—Asset Servicing Fees and Residuals.    In determining an appropriate discount rate for purposes of estimating the fair value of our asset servicing fee and residual receivables, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and private education loans, as well as rates used in the much broader ABS market. We also evaluated yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

        We maintained a discount rate of 16% during the third quarter of fiscal 2010, flat from the prior quarter but a decrease of 100 basis points, from 17%, at the prior year-end. As a result, there was no change in the residual receivables during the third quarter and an increase in residual receivables of $1.2 million during the first nine months of fiscal 2010 due to changes in the discount rate.

        During fiscal 2009, no decrease in residual receivables was allocated to changes in discount rates for the third quarter as a result of the sale of the Trust Certificate on March 31, 2009. The increases in the discount rate for the first six months of fiscal 2009 resulted in decreases in the estimated fair value of our residual receivables of $83.6 million prior to the sale.

        Forward LIBOR Curve.    Fluctuations in interest rates, specifically the LIBOR rate which is the underlying rate for most of the trusts' assets and liabilities, can have a significant impact on the cash flows generated by each trust. The forward LIBOR curve is a market observable input obtained from an independent third party. Changes in the forward LIBOR curve can have a significant impact on the principal balances of the education loans (especially early in a loan's life when interest is capitalizing while in deferment), which affects the overall net interest margin the trust can generate, and can impact our additional structural advisory fee receivables as accrued but unpaid fees bear interest at LIBOR plus 150 basis points. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, decreases the estimated fair value of our service receivables.

        For the quarter ended March 31, 2010, the forward LIBOR curve shifted slightly upward in the first five years, and then slightly downward in the longer-term. Overall, the net result was not material to the fair value of the additional structural advisory fee or residual receivables.

        During the third quarter of fiscal 2009, there was an upward shift in the forward LIBOR curve which resulted in increases to our additional structural advisory fees of $2.6 million for the third quarter; however, over the first nine months of fiscal 2009, the forward LIBOR curve shifted downward from the prior year end, and we recorded net decreases of $16.9 million and $22.1 million, for additional structural advisory fees and residuals, respectively.

        Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of private education loans. Interest rates for the auction rate notes are determined from time to time at auction; however, during fiscal 2009 and fiscal 2010, failed auctions occurred or persisted with respect to auction rate notes issued by each of the five trusts. In the second quarter of fiscal 2009, the ratings assigned to the auction rate notes of these trusts were downgraded due to failed auctions, deterioration in trust performance and the downgrade of the insurance financial strength rating assigned to the credit enhancement provider for certain auction rate notes. As a result, the auction rate notes bear interest at a maximum spread over one-month LIBOR as specified in the indentures, based on the ratings then assigned to the notes. Increases in the interest expense of the trusts reduced the estimated fair value of our additional structural advisory fees and residual receivables and delayed the timing of receipt of additional structural advisory fees. As a result, during the second quarter of fiscal 2009, we decreased the estimated fair value of our additional structural advisory fees by $13.1 million and our residual receivables by $31.8 million. We did not make any further adjustments during the third quarter of fiscal 2009. During fiscal 2010, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

        Decrease to Reflect Disposition.    Effective March 31, 2009, we entered into a purchase agreement with VCG Owners Trust and VCG Securities, LLC, pursuant to which we transferred our sole ownership of the Trust Certificate. As a result of the sale of the Trust Certificate, we are no longer entitled to receive residual cash flows from the NCSLT Trusts. The decrease to reflect the disposition reflects the carrying value of all residual interests of the NCSLT Trusts included in the sale.

        TERI's Obligation to Pay Claims.    During the third quarter of fiscal 2010, we updated our assumptions regarding TERI's obligation to pay claims based on the Plan of Reorganization presented for creditor approval in April 2010. The updated assumptions did not have a material impact on our additional structural advisory fee or asset servicing fee receivables.

Net Interest Income

        Net interest income decreased to $0.7 million in the third quarter of fiscal 2010, down from $5.8 million in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, net interest income was $6.6 million, down from $20.4 million for the comparable period in fiscal 2009.

        Interest income for the third quarter of fiscal 2010 was $4.4 million, compared with $9.0 million a year earlier. This decrease is almost entirely attributable to the sale of Union Federal's education loan portfolio in the second quarter of fiscal 2010. The proceeds from the sale were reinvested in lower yielding cash equivalents. Interest expense for the third quarter of fiscal 2010 was $3.7 million, compared with $3.2 million a year earlier. The increase was primarily attributable to higher interest rates on the education loan warehouse facility triggered by the events of termination that occurred in fiscal 2009. The rate increase occurred in the fourth quarter of fiscal 2009.

        For the first nine months of fiscal 2010, interest income was $18.3 million, compared with $33.4 million a year earlier. The decrease is attributable to a lower yield and lower volume of education loans held for sale. Lower yield is attributable to changes in the average LIBOR rates over the period and the lower volume is due to the sale of Union Federal's portfolio. Interest expense for the first nine months of fiscal 2010 was $11.7 million, compared to $13.0 million a year earlier. Lower expenses on time and savings deposits were largely offset by higher interest expense on the education loan warehouse facility.

        See the discussion under "Financial Condition, Liquidity and Capital Resources" for more information on the impact that the potential sale of Union Federal would have on net interest income.

        The following tables reflect the rates earned on interest-earning assets and paid on interest-bearing liabilities:

Consolidated average balance sheet, interest and rates
(Taxable-equivalent rates(1))

	Three months ended March 31,
	2010			2009
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
	(in thousands, except rates)
Assets
Cash and cash equivalents	$381,105	$148	0.16%	$107,681	$92	0.35%
Federal funds sold	2,384	1	0.07	25,565	4	0.06
Short-term investments	50,000	73	0.60	—	—	—
Investments held for sale	5,923	74	5.07	78,096	247	1.86
Education loans held for sale	262,031	3,778	5.85	511,486	8,541	6.77
Loans held to maturity	33,354	308	3.75	10,911	139	5.16

Total interest-earning assets	734,797	4,382	2.42	733,739	9,023	5.16
Cash and cash equivalents	3,075			1,863
Mark-to-market reserves	(168,043)			(69,798)
Other assets	122,265			344,525

Total assets	$692,094			$1,010,329

Liabilities
Time and savings accounts	$94,679	313	1.34%	$84,876	601	2.87%
Money market accounts	42,979	123	1.16	46,651	338	2.93
Education loan warehouse facility	228,293	3,110	5.53	246,089	2,046	3.37
Other short-term borrowings	—	—	—	52,944	65	0.50
Other interest-bearing liabilities	12,916	180	5.64	11,152	175	6.41

Total interest-bearing liabilities	378,867	3,726	3.99	441,712	3,225	2.96
Non-interest-bearing deposits	217			1,821
All other liabilities	21,480			24,720

Total liabilities	400,564			468,253
Stockholders' equity	291,530			542,076

Total liabilities and stockholders' equity	$692,094			$1,010,329

Interest-bearing assets	$734,797			$733,739

Net interest income		$656			$5,798

Net interest margin			0.36%			3.20%

	Nine months ended March 31,
	2010			2009
	Average Daily Balance	Interest	Rate	Average Daily Balance	Interest	Rate
	(in thousands, except rates)
Assets
Cash and cash equivalents	$311,524	$437	0.19%	$113,057	$739	0.88%
Federal funds sold	7,859	4	0.06	52,770	465	1.17
Short-term investments	27,190	123	0.60	—	—	—
Investments held for sale	6,999	268	5.10	80,258	1,388	3.34
Education loans held for sale	368,366	16,754	6.06	507,933	30,378	7.97
Loans held to maturity	22,503	732	4.33	10,816	424	5.22

Total interest-earning assets	744,441	18,318	3.28	764,834	33,394	6.03
Cash and cash equivalents	3,365			1,123
Mark-to-market reserves	(184,594)			(38,710)
Other assets	175,865			401,982

Total assets	$739,077			$1,129,229

Liabilities
Time and savings accounts	$98,954	1,169	1.57%	$142,138	3,364	3.15%
Money market accounts	47,449	550	1.54	43,611	1,166	3.56
Education loan warehouse facility	229,060	9,501	5.53	244,954	7,783	4.23
Other short-term borrowings	—	—	—	23,084	103	0.60
Other interest-bearing liabilities	12,368	501	5.39	12,593	569	6.02

Total interest-bearing liabilities	387,831	11,721	4.03	466,380	12,985	3.71
Non-interest-bearing deposits	1,077			4,001
All other liabilities	20,837			39,462

Total liabilities	409,745			509,843

Stockholders' equity	329,332			619,386

Total liabilities and stockholders' equity	$739,077			$1,129,229

Interest-bearing assets	$744,441			$764,834

Net interest income		$6,597			$20,409

Net interest margin			1.18%			3.55%

(1)
Taxable-equivalent rate is a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue for purposes of calculating the yield. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%.

Non-interest Expenses

        Total non-interest expenses were $28.0 million for the third quarter of fiscal 2010, compared with $75.0 million for the comparable period in fiscal 2009. Non-interest expenses for the first nine months of fiscal 2010 were $209.5 million, up from $195.0 million for the first nine months of fiscal 2009. The following table reflects non-interest expenses:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2010	2009	2010-2009	2010	2009	2010-2009
	(in thousands, except employee data)
Compensation and benefits	$8,594	$8,782	$(188)	$24,937	$34,334	$(9,397)
General and administrative expenses:
Depreciation and amortization	3,355	4,214	(859)	10,648	13,949	(3,301)
Third-party services	5,445	9,055	(3,610)	15,279	23,386	(8,107)
Occupancy and equipment	4,919	3,590	1,329	14,606	12,160	2,446
Other	1,519	1,747	(228)	5,199	13,098	(7,899)

Subtotal—general and administrative expenses	15,238	18,606	(3,368)	45,732	62,593	(16,861)
Losses on education loans held for sale	4,180	47,584	(43,404)	138,794	98,114	40,680

Total non-interest expenses	$28,012	$74,972	$(46,960)	$209,463	$195,041	$14,422

Total number of employees at fiscal quarter-end	225	232	(7)

        Compensation and Benefits Expenses.    Compensation and benefits expense decreased to $8.6 million for the third quarter of fiscal 2010, compared with $8.8 million for the third quarter of fiscal 2009, primarily attributable to lower benefits costs. Compensation and benefits expense decreased to $24.9 million for the first nine months of fiscal 2010, compared with $34.3 million for the first nine months of fiscal 2009. The decreases between periods were primarily the result of decreases in severance accruals and salaries and benefits of employees prior to the reduction in force that occurred in the second quarter of fiscal 2009. We reduced headcount by seven employees between March 31, 2009 and 2010.

        General and Administrative Expenses.    General and administrative expenses decreased to $15.2 million during the third quarter of fiscal 2010, compared with $18.6 million during the third quarter of fiscal 2009, reflecting lower depreciation due to the retirement of certain fixed assets and lower third-party service costs, including lower legal, consulting and default prevention expenses. For the first nine months of fiscal 2010, general and administrative expenses were $45.7 million, a decrease of $16.9 million from $62.6 million a year earlier. The decrease reflects lower depreciation expense due to the retirement of fixed assets, lower third-party service costs for reduced use of outside counsel, recoupment of $1.0 million during the second quarter of fiscal 2010 in legal fees related to litigation, lower consulting expenses, lower other expenses related to the termination of a marketing coordination contract with a client, and lower goodwill write-downs.

        Losses on Education Loans Held for Sale.    We recorded fair value adjustments on education loans held for sale of $4.2 million during the third quarter, for a total of $138.8 million for the first nine months of fiscal 2010. During fiscal 2009, we recorded fair value adjustments of $47.6 million in the third quarter for a total of $98.1 million for the first nine months.

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

        In November 2009, Union Federal sold the remainder of its portfolio of private education loans to a newly formed statutory trust owned by a subsidiary of FMC. We classified the loans held by this trust as held to maturity. We continue to classify the portfolio held by UFSB-SPV as held for sale.

        Losses recorded for estimates of the fair value of education loans held for sale in fiscal 2009 reflected adjustments to our cash flow model, including higher assumptions for default rates, discount rates and the cost of funds, and lower recovery rates, based on then-current economic conditions.

Income Tax Benefit

        Our income tax benefit for the third quarter of fiscal 2010 was $15.4 million, for a total benefit of $67.5 million for the first nine months of fiscal 2010. The income tax benefit for fiscal 2009 was $64.9 million for the third quarter and $169.7 million for the first nine months. The lower overall benefit in fiscal 2010 is a result of lower pre-tax losses during fiscal 2010 and a lower effective tax rate. During the first nine months of fiscal 2010, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss, decreased to 33.3% from an effective tax rate of 34.2% for the first nine months of fiscal 2009. The decrease in our effective tax rate was primarily due to certain permanent differences and expense accruals related to unrecognized tax benefits.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, was signed into law. As part of the WHBAA, we will be allowed to carry back the taxable losses from either fiscal 2009 or fiscal 2010 for five years, instead of two years. We have not yet determined which year would be more advantageous to carry back, and as such, have not yet determined whether or not to file an amended fiscal 2009 tax return. We have estimated that taxable income in previous years will be sufficient to cover the taxable losses of both fiscal 2009 and fiscal 2010 regardless of which fiscal year is carried back. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded a $28.0 million income tax receivable at March 31, 2010.

        We have determined that a valuation allowance is not necessary for certain deferred tax assets, as it is more likely than not that these assets will be realized through future reversals of existing temporary differences or available tax planning strategies. We will continue to review the recognition of deferred tax assets on a regular basis.

        Net unrecognized tax benefits were $20.1 million at March 31, 2010. At March 31, 2010, we had approximately $3.3 million accrued for interest and no amount accrued for the payment of penalties.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded income tax receivables during fiscal 2009 and 2010 for federal and state income taxes paid on prior taxable income. In the first nine months of fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.

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

  •
  the extent to which we contribute amounts to clients or credit facility providers in connection with our Monogram product;

  •
  the regulatory capital requirements applicable to Union Federal (see "—Support of Subsidiary Bank" below);

  •
  the amount and timing of receipt of additional structural advisory fees, asset servicing fees and residuals;

  •
  our operating and information systems needs;

  •
  the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized; and

  •
  the extent to which we repurchase shares of our common stock or pay cash dividends to our stockholders.

        Liquidity is required for capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, and maintaining the regulatory capital of our bank subsidiary, Union Federal.

        We had combined cash, cash equivalents, federal funds sold, short-term investments and investments held for sale of $430.0 million and $181.5 million, at March 31, 2010 and June 30, 2009, respectively. Of the $430.0 million at March 31, 2010, approximately $289.9 million was held by FMC and approximately $140.1 million was held by Union Federal. In the first nine months of fiscal 2010, we received a total of $189.3 million in federal and state tax refunds for income taxes previously paid by us on prior taxable income, and Union Federal received $121.5 million from the sale of a portion of its private education loan portfolio to an unaffiliated third party. Net cash provided by operating activities was $281.0 million for the first nine months of fiscal 2010, reflecting the receipt of the tax refunds and proceeds from the sale of the loans. Net cash used in operating activities was $77.3 million in the first nine months of fiscal 2009, reflecting the funding of operations and payment of taxes.

        The OTS regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal's board of directors. Union Federal must file an application to receive the approval of the OTS for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

        A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OTS if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OTS or the Federal Deposit Insurance Corporation, or FDIC, or a condition imposed by an OTS agreement. Under the Federal Deposit Insurance Act, or FDIA, an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA).

        Net interest income for the first nine months of fiscal 2010, on a consolidated basis, was $6.6 million, of which $4.1 million was attributable to operations of Union Federal. During the second quarter of fiscal 2010, Union Federal sold its entire portfolio of private education loans held for sale, excluding the loans held by UFSB-SPV, Union Federal's subsidiary at that time. Subsequent to the loss of this source of net interest revenue, Union Federal is experiencing monthly operating losses of approximately $0.4 million. In connection with our previously announced exploration of strategic alternatives for Union Federal, including a potential sale, we have adopted a conservative investment strategy, maintaining Union Federal's investable assets in cash and cash equivalents. We believe this investment strategy will prove attractive to a potential bidder. Due to the net losses Union Federal is currently generating, we believe a sale of Union Federal would have a positive impact on our consolidated earnings as well as providing enhanced liquidity to us through an additional cash infusion from the sale proceeds. Furthermore, we do not believe a sale of Union Federal would result in a material change to our on-going operations because we do not expect Union Federal to offer private education loans during fiscal 2010 or to otherwise serve as a funding source.

        The Monogram product integrates all of our service offerings, including program design, marketing support, loan origination and portfolio management. The Monogram product offering can be structured to generate loan portfolios to be held by originating lenders or financed in the capital markets. We expect to receive fees from lenders for our origination and marketing-related services and to retain a portion of the interest spread from the loans we facilitate offset by any contribution by us to fund loan portfolio reserves. In April 2010, we entered into an agreement with a lender to implement a Monogram lending program on its behalf. The effectiveness of the agreement is conditioned upon a number of conditions. If these conditions are not satisfied or waived prior to September 1, 2010, the agreement may be terminated by us or the lender. See Note 15, "Subsequent Events—SunTrust Loan Program Agreement," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details. We are currently in discussions with additional potential lenders regarding the Monogram product offering. While we believe that we may be successful in completing negotiations with respect to the sale of the Monogram product to additional potential lenders, we are uncertain as to how much loan volume may be originated by these lenders in fiscal 2011.

        We anticipate continuing to receive administrative and other fees related to our daily management and information gathering and reporting services for parties related to securitization trusts as well as fees on a stand-alone basis for loan processing and loan portfolio default prevention services. We believe that these administrative and other fees, as well as management of our expenses, coupled with our significant cash, cash equivalents and investments, which includes significant tax refunds received in the first nine months of fiscal 2010, will be adequate to fund our operations in the short-term as we seek to rebuild our client base and generate fee revenues through the Monogram product over the short-term and long-term.

        In considering our short-term and long-term plans to increase cash inflows, we have taken into account the cash flows related to asset servicing fees recorded with respect to services provided to the third-party purchaser of the Trust Certificate and, based on the education loan performance assumptions as of March 31, 2010.

        Cash used in investing activities of $34.7 million for the first nine months of fiscal 2010 was primarily due to $50.0 million of cash invested in short-term investments, partially offset by a net reduction in federal funds sold. Cash provided by investing activities of $49.5 million in the first nine months of fiscal 2009 was primarily due to a net reduction in federal funds sold.

        Cash used in financing activities in the first nine months of fiscal 2010 of $32.8 million reflected decreases in the volume of deposits and payments under capital leases and borrowings under the education loan warehouse facility. Cash provided by financing activities for the first nine months of fiscal 2009 of $66.7 million reflected the net issuance proceeds of series B non-voting convertible preferred stock of $125.9 million and proceeds from short-term borrowings, partially offset by decreases in deposits.

        Cash payments related to the education loan warehouse facility are limited to cash received on the education loans held for sale used as collateral. Refer to the section entitled "Contractual Obligations" that follows for a more detailed discussion of required payments under the facility.

        The following table summarizes our time deposits greater than $100,000 by maturity at March 31, 2010:

(in thousands)
Within three months	$23,090
Three to six months	5,351
Six months to one year	3,451
Over one year	298

$32,190

        The maturities of these deposits are not directly indicative of future timing of cash needed for financing activities because they do not take into account the clients that may reinvest their funds into new time deposits or into other types of deposit accounts.

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

        Union Federal's equity capital was $44.8 million at March 31, 2010, down from $84.3 million at June 30, 2009, due to dispositions of education loans held for sale during the nine month period. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). See Note 14, "Union Federal Regulatory Matters—Regulatory Capital Requirements," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for Union Federal quantitative measures. As of March 31, 2010 and June 30, 2009, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        In July 2009, FMC entered into the Supervisory Agreement and Union Federal consented to the Order, pursuant to which FMC and Union Federal agreed to comply with certain requirements imposed by the OTS. During fiscal 2010, FMC and Union Federal complied in all material respects with the conditions set forth in the Supervisory Agreement and the Order, respectively. In March 2010, the OTS terminated the Supervisory Agreement and the Order, each in its entirety. See Note 14, "Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details on the Supervisory Agreement and Order.

        In connection with the termination of the Supervisory Agreement, our Board of Directors adopted resolutions requiring us to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by us, and to notify the OTS in advance of any distributions to our shareholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. Following termination of the Supervisory Agreement and the Order, we remain subject to extensive regulation, supervision and examination by the OTS as a savings and loan holding company and Union Federal remains subject to extensive regulation, supervision and examination by the OTS and the FDIC.

        Union Federal's regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2010	June 30, 2009
Risk-based capital ratios:
Tier 1 capital	4%	6%	117.73%	37.86%
Total capital	8	10	118.02	37.91
Tier 1 (core) capital ratio	4	5	24.67	34.51

Contractual Obligations

        As of March 31, 2010, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations" in our annual report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2009.

        In July 2007, Union Federal's then subsidiary, UFSB-SPV, entered into a $300.0 million education loan warehouse facility with a third-party conduit lender. The facility served as a source of interim financing for private education loan programs initially funded by Union Federal. UFSB-SPV used advances under the facility to fund purchases of private education loans from Union Federal, which we refer to as the financed loans. To secure its repayment obligations, UFSB-SPV granted a security interest to the conduit lender in certain collateral, including private education loans that had previously been originated but not securitized by Union Federal. Neither FMC nor Union Federal is a borrower or co-borrower under the facility, and the facility was structured to generally limit the conduit lender's recourse to the assets of UFSB-SPV, which consist almost exclusively of the financed loans.

        At March 31, 2010, $227.9 million was outstanding under the facility. As of March 31, 2010, outstanding notes under the facility accrue interest at the prime rate plus 2.0%. Principal and interest on each outstanding advance are paid on a monthly settlement date pursuant to the indenture, in accordance with the payment priorities set forth in the indenture. Principal and interest are paid out of amounts collected on the financed loans during the preceding month and deposited in a collection account pursuant to the indenture.

        The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the facility. As a result, the facility termination date was declared, UFSB-SPV is no longer eligible for further borrowings under the facility and the conduit lender may elect, by written notice to UFSB-SPV, to accelerate repayment of notes outstanding under the facility. Subsequently, additional events of termination have occurred under the indenture, including with respect to one- and three-month default ratios on the financed loans.

        In the event that the conduit lender were to elect to accelerate repayment of the notes, the principal amount would immediately be due and payable, together with all accrued and unpaid interest. The conduit lender would also have the right to foreclose on the collateral at any time. As of the date hereof, the conduit lender has elected not to exercise such rights but may do so at a later time in its discretion. If the conduit lender does not exercise its rights to accelerate such payment, all outstanding notes under the facility will become due on July 14, 2010. In the event that UFSB-SPV is unable to pay the outstanding notes in full when due, we expect the conduit lender to continue to require repayment of the outstanding notes from collections on the financed loans, until the outstanding notes are paid in full, if possible.

        In April 2010, the education loan warehouse facility was restructured. See Note 15, "Subsequent Events—Restructuring of Education Loan Warehouse Facility," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional information.

Off-Balance Sheet Arrangements

        We offer outsourcing services in connection with private education loan programs, from program design through securitization of the loans. We have structured and facilitated the securitization of private education loans for our clients through a series of bankruptcy remote, special purpose trusts.

        The principal uses of these trusts have been to generate sources of liquidity for our clients' and Union Federal's assets sold into such trusts and make available more funds to students and colleges. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" for a discussion of our determination to not consolidate these securitization trusts and the impact that newly issued but not yet effective accounting pronouncements will have on our determination to consolidate these trusts.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of business, we are subject to interest-rate risk and credit risk. Interest-rate risk applies to all of our interest-bearing assets and liabilities as well as service receivables. Credit risk is primarily related to education loans, service receivables, mortgage loans, cash equivalents and investments.

Interest-Rate Risk

        The interest-rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration and are subject to frequent repricing at maturity.

        Less than 6% of our customer deposits at Union Federal have fixed interest rates in excess of twelve months. Approximately 71% of the deposits have maturities of six months or less. Deposit pricing is subject to weekly examination by a committee of senior managers from Union Federal and our Finance and Risk and Compliance Departments. The committee considers competitors' pricing, inflows and outflows of deposit balances, and Union Federal's funding requirements to make pricing decisions on the desired volume of deposits in each given duration and product type.

        As of March 31, 2010, outstanding borrowings under the education loan warehouse facility carry interest at prime plus 2% and reprice daily.

        The frequent repricing of our liabilities drives our investment decisions. All of our private education loans, and approximately 62% of our mortgage loans, have variable interest rates. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year, and U.S. federal agency mortgage-backed securities.

        The matching of the interest-rate characteristics and duration of assets and liabilities mitigates interest-rate risk with respect to net interest revenue. However, we are still subject to interest-rate risk because as interest rates decline, the spreads between our assets and liabilities may narrow and net interest income may decline.

        The fair value of private education loans held for sale and our service receivables will fluctuate due to variances in prepayments and discount rates, as well as the multi-year forward estimates of the LIBOR index rate, which is the reference rate for the loan assets and assumed borrowings assumptions used in our cash flow model. We frequently monitor these assumptions and their effect on the estimated fair value of these assets. We believe that we have adequately addressed interest-rate risks in our cash flow models.

Credit Risk

        We manage cash, cash equivalents and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents, short-term investments and investments held for sale are placed with the Federal Reserve, or invested in federal funds sold, money market funds, deposits at highly rated institutions and government agency mortgage-backed securities.

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

        Private education loans are not currently offered by Union Federal, and, as of April 16, 2010, Union Federal no longer has a portfolio of private education loans. Therefore, we will not be adding newly originated loans to a portfolio at Union Federal. We use default prevention and early awareness procedures to mitigate credit risk on our held to maturity portfolio.

        Our assumptions regarding defaults and recoveries of securitized loans and TERI's obligation to pay claims on defaulted loans affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows, and our estimates of their fair value. We believe that we have adequately addressed credit risks in our cash flow models.

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter, including developments in the TERI Reorganization. In addition, we added a risk factor entitled "A recent Supreme Court decision and recent legislative proposals could affect the non-dischargeability of private education loans in bankruptcy," and we have made material changes to the following risk factors as compared to the version disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009:

  •
  Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect.

  •
  We have guaranteed the performance of Union Federal's obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture.

  •
  Capital markets dislocations, and the timing, size and structure of any future capital markets transactions, will greatly affect our quarterly financial results.

  •
  The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our cash flows from the securitization trusts.

        We deleted the following risk factors, which appeared in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009:

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

        Finally, we have deleted the following risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2009:

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

        We have limited experience with the new product offering, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty. We are uncertain of the extent to which the market will accept the new product offering, particularly in the current economic environment where there has been reluctance by many lenders to focus on their education lending business. As of May 10, 2010, we have signed only one loan program agreement and have not fully deployed the product to any client. Successful sales of the Monogram product will be critical to growing and diversifying our revenues and client base in the future.

        Commercial banks have historically served as the initial funding sources for loans we facilitate and have been our principal clients. In the absence of securitizations, we have not been able to provide these banks with the means of liquidity necessary to support long term funding of private education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal education loan marketing and private education loan marketing have been reduced by legislation that will eliminate the Federal Family Education Loan Program, or FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, the private education loan business may generally be less attractive to commercial banks than in the past.

        In this environment, it is uncertain whether certain commercial banks will continue funding private education loans. Some of our former clients have exited the private education loan market completely. To the extent that commercial banks exit the private education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to finance successfully loans generated through our Monogram product offering through capital market transactions.

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

        We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders' credit risk. The demand for our services could decline if lenders exit educational lending altogether or place additional emphasis on the private education loan market and offer the services we provide in response to recent legislative initiatives involving the elimination of the FFELP.

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

        We focus our business exclusively on the market for private education loans, and substantially all of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private education loans. In addition, legislation eliminating FFELP could result in increased competition in the market for private education loans. Increased competition could adversely affect the volume of private education loans and securitization transactions that we facilitate and impede the growth of our business.

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

        As a result of capital market dislocations that began during the second quarter of fiscal 2008, as well as the TERI Reorganization, we have been unable to complete a securitization transaction since September 2007. In addition, rising unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies and defaults and negatively affect the value of our service receivables. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the private education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

If our clients do not actively or successfully market and fund private education loans, our business will be adversely affected.

        We have in the past relied on, and will continue to rely in part, on our clients to market and fund private education loans to student borrowers. If our clients do not devote sufficient time and resources to their marketing efforts or are not successful in these efforts, then we may not reach the full potential of our capacity for facilitated loan volume and our business will be adversely affected.

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

        We own a proprietary database of historical information on private education loan performance that we use to help us develop our proprietary origination risk score model, determine the terms of portfolio funding transactions and establish the changes in fair value of the additional structural advisory fees, asset servicing fees and residual receivables that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. Our private education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties, including TERI, could create or acquire databases and systems such as ours. For example, as lenders and other organizations in the private education loan market originate or service loans, they compile over time information for their own private education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of private education loans than we have over the past two fiscal years, which may have provided them with comparatively greater borrower or loan data or insights, particularly during the most recent economic cycle. If a third party creates or acquires a private education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected. In addition, if TERI were to breach restrictions on use of its historical loan database, the competitive advantage of our loan database could diminish. As a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are neither held by securitization trusts facilitated by us nor Union Federal.

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

        Our future success depends, in part, on our ability to process loan applications in an automated, error-free manner. The volume of loan originations that we are able to process is based, in large part, on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement such as the ability to process loans over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, we expect to continue to reduce our investment in technology during fiscal 2011 compared to past fiscal years. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our clients' origination requirements or properly administer the clients' credit agreement templates or required disclosures, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

        As of March 31, 2010, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administer. This arrangement allows us to avoid the overhead investment in servicing operations but requires us to rely on PHEAA to adequately service the trusts' education loans, including collecting payments, responding to borrower inquiries and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. During the second quarter of fiscal 2010, we announced that we had entered into negotiations for the acquisition of a loan servicer. We were subsequently unable to agree to terms, and negotiations with respect to the contemplated acquisition had been discontinued as of the third quarter of fiscal 2010. We continue to believe, however, that ownership of a loan servicer would complement our overall strategy and reduce our reliance on an external service provider for loan servicing, which subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fees, asset servicing fees and residual receivables. If our relationship with PHEAA terminates, we would either need to expand or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

        As compensation for our past securitization activities, we received structural advisory fees and a portion of the residual interests in the trusts. We received up-front structural advisory fees when the securitization trusts purchased the loans, and we continue to be entitled to receive additional structural advisory fees over time, based on the amount of loans outstanding in the trust over the life of the trust. We sold our residual interests in the NCSLT Trusts, but continue to have residual interests in other trusts. As required under GAAP, we recognized the estimated fair value of up-front and additional structural advisory fees and residual receivables as revenue when the securitization trusts purchased the loans because receipt of our fees is not contingent on any further service requirement by us. Quarterly, we update our estimate of the fair value of our receivables, and changes to the fair value, less cash distributions, if any, are recorded as revenue (trust updates) in the period in which the change is made. We are entitled to asset servicing fees for additional services that we are contractually obligated to perform relating to the residual interests in the NCSLT Trusts. We recognize the net present value of asset servicing fees as our services are performed. The receipt of the fees is contingent, however, on distributions available to the owners of the NCSLT Trusts residuals. Quarterly, we update our assumptions with respect to the amount and timing of receipt of these fees, and record the changes in our estimates as revenue (fee updates) in the period in which the change is made.

        We have no further financial obligation with respect to our additional structural advisory fees or residuals in the securitizations we have facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated, if default rates increase beyond our assumptions at March 31, 2010. As of March 31, 2010, we expected to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction, consistent with our expectations at June 30, 2009.

        Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. Our key assumptions to estimate fair value include: discount rates; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve; the expected annual rate and timing of loan defaults, and TERI's obligation to pay default claims; expected amount and timing of recoveries of defaulted loans; the source and amount of guaranty payments made on defaulted loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including historical data and macroeconomic indicators to predict prepayment and default rates, management's ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

        We adjusted our key accounting assumptions throughout fiscal 2009 and in the first nine months of fiscal 2010:

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

  •
  During fiscal 2009, we recorded aggregate losses of $138.2 million in connection with fair value adjustments of our education loans held for sale to their estimated fair value.

  •
  During the first nine months of fiscal 2010, we further adjusted our key accounting assumptions, including our assumptions with regard to the rate and timing of defaults, discount rates and prepayment rates used in estimating the value of our service receivables. In addition, during the third quarter of fiscal 2010, we completed initial enhancements to the financial models we use to estimate the fair value of our service receivables, which resulted in decreases in the estimated fair value of those receivables. The net effect of these adjustments, together with fair value of accretion due to passage of time, was a net decrease of $20.9 million in the value of our service receivables.

  •
  During the first nine months of fiscal 2010, we recorded a loss of $138.8 million in connection with fair value adjustments to education loans held for sale.

        In general, our adjustments during fiscal 2009 were necessary because the securitization trusts and our portfolio of private education loans held for sale had performed below our range of expectations, including with regard to delinquencies and defaults. Other contributing factors included higher assumed discount rates, the uncertainty about TERI's obligation to pay claims as a result of the TERI Reorganization, and the estimated cost of funding auction rate notes issued by several securitization trusts which we now project to be higher than previous estimates. In fiscal 2010, we have continued to experience high delinquencies and defaults, and significant fair value adjustments to the value of our service receivables and loan portfolios. We have benefited in fiscal 2010, however, from lower prepayment rates and an upward shift in the forward LIBOR curve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of changes in assumptions for the first nine months of fiscal 2010 and 2009 under the caption "Results of Operations" and "Executive Summary—Application of Critical Accounting Policies and Estimates" for a sensitivity analysis of the additional structural advisory fees to variations in our assumptions and estimates.

        If the actual performance of the education loan portfolio held for sale by UFSB-SPV or the portfolios held by some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change, and the additional structural advisory fees and residuals that we receive from the trusts, and the asset servicing fees that we receive from the owner of the Trust Certificate, could be significantly less than that reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting default and recovery rates on loan portfolios could cause or contribute to differences between actual performance of the portfolios and our key assumptions. With regard to TERI, for purposes of estimating the fair value of our service receivables, we assumed at March 31, 2010, that the application of collateral will occur in accordance with the terms of the proposed Plan of Reorganization. Finally, dislocations in the capital markets have generally resulted in increases in investors' yield requirements for ABS. If such conditions degrade, we may need to further adjust our key assumptions.

        Education loans held for sale by UFSB-SPV are carried at the lower of cost or fair value. The fair value of education loans held for sale is evaluated on a periodic basis. In the absence of readily determined market values, the fair value is estimated by management based on the present value of expected future cash flow from the education loans held for sale. Under GAAP, we are required to reduce the carrying value of these private education loans held for sale if their fair value decreases below our cost. In such an event, we are required to adjust the carrying value of our private education loans held for sale, which would result in an increase in our non-interest expenses. We may be required to make additional valuation adjustments in the future.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect.

        Effective March 31, 2009, we completed the sale of the Trust Certificate, representing our ownership interest in NC Residuals Owners Trust, in a transaction intended to improve our financial condition and liquidity. The sale of the Trust Certificate generated a cash refund for income taxes previously paid, as we had been required to pay income taxes on the projected residual cash flows from the NCSLT Trusts in excess of what we actually received. In addition, the transaction is expected to eliminate future tax obligations relating to these residuals. Based on performance assumptions at the date of sale, we estimated that we would have been required to pay approximately $430 million in additional taxes over the remaining life of these residuals, with approximately $370 million to be paid prior to the residuals generating sufficient annual cash flows to offset the tax payments. The U.S. federal and state income tax consequences of the sale of the Trust Certificate are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal years 2007, 2008 and 2009. The IRS or a state taxing authority could challenge our tax positions in connection with the transactions, notwithstanding our receipt of any tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of the refund for taxes previously paid, or we may not eliminate our tax obligations relating to the residuals. In either case, our near-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale, including any such proceeding brought by the IRS, could result in substantial costs.

We have guaranteed the performance of Union Federal's obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture.

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

        On April 16, 2010, we entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the warehouse facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed $20.0 million in the aggregate. Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender's aggregate losses exceeded $3.5 million, at which point Union Federal and UFSB-SPV would only be liable for amounts above such amount up to the $20.0 million liability cap. Neither the liability cap nor the $3.5 million deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

        We assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the warehouse facility arising prior to April 16, 2010, subject to the liability cap discussed above. In addition, we assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct, gross negligence, third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors or rights not otherwise released by the conduit lender. As a result, we may incur substantial costs in the event of a claim for damages related to the warehouse facility, which could have a material adverse affect on our liquidity or financial condition.

Changes in interest rates could affect the value of our additional structural advisory fees, asset servicing fees and residual receivables, as well as demand for private education loans and our services.

        Private education loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in default rates for outstanding education loans. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in prepayments, including full or partial prepayments. If the prepayment or default rates increase for the education loans held by us or the securitization trusts that we have previously facilitated, we may experience a decline in the value of our additional structural advisory fees, asset servicing fees and residual receivables, which could cause a decline in the price of our common stock and could cause future portfolio funding transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

        LIBOR is the underlying rate for most of the trusts' assets and liabilities and changes in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which in turn could decrease the estimated fair value of our service receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fees, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

        We may require additional funds for our products, our operating expenses, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through private education loan asset-backed securitizations. The securitization market has not been available to us and may not be available to us when needed in the future, and, if available, the terms may not be acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of March 31, 2010, which include proceeds of tax refunds under audit as of May 10, 2010, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient to provide amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products and further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 14, "Union Federal Regulatory Matters—Regulatory Capital Requirements," in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this quarterly report for additional details.

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

        Although our new Monogram product offering has been designed to reduce our dependence on the securitization market in order to generate revenue, as well as our dependence on third-party credit enhancement, we have limited experience with the new product offering and have not fully deployed it to any clients as of May 10, 2010. In addition, our future financial results and growth may continue to be affected by our ability to structure securitizations or alternative financing transactions involving private education loans. If we are able to facilitate securitizations in the future, we expect the structure and economics of the transactions to be substantially different than our past transactions. We expect lower revenues and additional cash requirements on our part.

        We will need to gain market acceptance of our Monogram product, new fee structure and additional services in order to improve our cash flow and reduce our dependence on third-party credit enhancement and the securitization markets. If we continue to be unable to access the ABS market, our revenues may continue to be adversely impacted, and we may continue to generate net losses, which would further erode our liquidity position.

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

  •
  our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors or credit facility providers;

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

  •
  rating agency actions, including downgrades, of ABS that we have facilitated in the past or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

  •
  developments in connection with the TERI Reorganization, including the confirmation and effectiveness of the Plan of Reorganization, as it relates to the implementations of the settlements involving the NCSLT Trusts contemplated by the plan and recoveries to us in respect of our claims as a general unsecured creditor;

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

  •
  challenges to the enforceability of private education loans based on violations of federal or state consumer protection laws and related regulations, or imposition of penalties or liabilities on assignees of private education loans for violation of such laws and regulations; and

  •
  changes to bankruptcy laws that change the current non-dischargeable status of education-related loans, which could materially adversely affect recovery rates on defaulted loans.

        We have actually experienced, or are at particular risk of experiencing in the near term, the first six factors listed above.

Capital markets dislocations, and the timing, size and structure of any future capital markets transactions, will greatly affect our quarterly financial results.

        Continuing dislocations in the capital markets, reductions of our service receivables and the private education loans held by us and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. We are uncertain whether the fee structure that we have historically used will be used in any future capital markets transaction. We expect the structure and pricing terms in future transactions, if any, to be less favorable than in the past. In addition, the SEC has proposed new rules governing ABS issuance that, due to the requirements for risk retention, may affect the desirability of issuing ABS as a funding strategy. In addition, financial modernization legislation under consideration as of May 10, 2010 includes risk retention requirements that, as proposed, would affect all ABS, including education loan ABS, and would grant to federal banking regulators substantial discretion in crafting risk retention requirements. Such regulatory and legislative proposals, if enacted, could affect the terms of future securitization transactions, if any, that we facilitate.

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

Risks Related to the TERI Reorganization

The Creditors Committee has challenged the enforceability of certain of the trusts' security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted loans, including defaulted loans from the NCSLT Trusts, in April 2008. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in Pledged Accounts established for the benefit of certain securitization trusts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the Pledged Account established for the benefit of the specific trusts that owned the defaulted loan. As of May 10, 2010, TERI was not permitted to satisfy its guaranty obligations using funds from TERI's general reserves. Funds in the Pledged Accounts of certain trusts have been exhausted, or are expected to be exhausted in the near term, at which point such trust will have a general unsecured claim against TERI.

        The Bankruptcy Court's June 2008 order granted parties rights to challenge the trusts' security interests in the collateral other than the Pledged Accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc., as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the Pledged Accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted loans owned by TERI with an aggregate principal and accrued interest balance of more than $591 million as of March 31, 2010, or in amounts owed or transferred by TERI to Pledged Accounts after the filing of TERI's petition for reorganization totaling more than $43 million as of March 31, 2010. In February 2009, pending resolution of the issues raised in the Creditors Committee's complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the Pledged Accounts.

        TERI and the Creditors Committee filed a joint plan of reorganization that included a proposed settlement of the adversary complaint, as well as other provisions that would affect the claims of the NCSLT Trusts.

        If the joint plan of reorganization is not consummated and if the Creditors Committee or any other party is successful in challenging the trusts' security interests, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted education loans transferred to TERI, which have historically been used to replenish a particular trust's Pledged Account, would instead become an asset of TERI's bankruptcy estate and other holders of claims. The settlement of the adversary complaint, in the context of the Plan of Reorganization or otherwise, could also result in a material decrease in the amount of pledged collateral available exclusively to a particular securitization trust. A successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

        As of April 23, 2010, all of the NCSLT Trusts voted or were deemed to vote in favor of the Plan of Reorganization, thereby electing to accept the settlement of their respective claims provided in the plan. On April 28, 2010, the Bankruptcy Court held a hearing to consider confirmation of the Plan of Reorganization and made findings that such a plan meets the requirements for confirmation under the Bankruptcy Code. As of May 7, 2010, however, the order confirming the Plan of Reorganization had not yet been entered. Following entry of such an order, the Plan of Reorganization would become effective when the conditions to the effective date under the plan have occurred. Upon the effective date of the Plan of Reorganization, the litigation regarding the security interests of the trusts will be settled in accordance with the plan and dismissed with prejudice.

The TERI Reorganization will adversely affect our ability to facilitate the securitization of TERI-guaranteed loans, and could adversely affect our cash flows from the securitization trusts.

        In its role as guarantor, TERI agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI had historically been the exclusive provider of borrower default guarantees for our clients' private education loans. Under the terms of our past purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's TERI-guaranteed loans during a specified loan purchase period. The TERI Reorganization has adversely affected, and will likely continue to adversely affect, our ability to facilitate the securitization of TERI-guaranteed loans. As a result of the TERI Reorganization, no value can be ascribed to the TERI guaranty beyond a trust's Pledged Account. As a result, in structuring future securitizations of loans guaranteed or formerly guaranteed by TERI, if any, we would likely be required to reduce or eliminate our up-front structural advisory fee in order to increase the level of reserves available to the trust. In addition, it is likely that we would need to obtain additional credit enhancement for any future securitizations of such loans, the cost of which would also result in lower revenues.

        In general, the termination of the TERI guaranty in the TERI Reorganization would terminate our purchase obligations under the purchase agreements. We may be subject to claims, however, that we breached our contractual obligations under our past purchase agreements, which could adversely affect our business reputation. In addition, our financial results would be adversely affected if we were required to defend or pay damages in connection with any such claim.

        If the Plan of Reorganization is not consummated, to the extent that Pledged Accounts available to a particular NCSLT Trust are exhausted and loan defaults continued to occur, that NCSLT Trust would have a claim as an unsecured creditor of TERI in the context of the TERI Reorganization. It is expected that TERI's general reserves will be insufficient to satisfy fully the claims of unsecured creditors, and therefore loan defaults would have a further adverse effect on the amount or timing of cash flows that would otherwise be expected to be generated by the NCSLT Trust, which would adversely affect the value of our service receivables, including our asset servicing fees.

Risks Relating to Regulatory Matters

We may become subject to new regulations which could increase our costs of compliance and alter our business practices.

        Turbulence in the financial services industry beginning in the second quarter of fiscal 2008 has resulted in increased consumer and governmental scrutiny. In response, regulators have increased diligence and enforcement efforts and new laws and regulations are under consideration in Congress. In particular, the Obama Administration has proposed, and Congress is actively considering, legislation that would create a Consumer Financial Protection Agency and significantly weaken federal preemption of state regulations currently enjoyed by federal savings and loans and their operating subsidiaries, such as Union Federal and its operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. As proposed and passed by the House of Representatives, the Consumer Financial Protection Agency would have broad powers to regulate consumer financial services products, including education loans and would have rulemaking authority for numerous federal laws including the Truth in Lending Act and Equal Credit Opportunity Act. The Agency is expected to also be vested with authority to examine certain banks and state licensed non-bank entities, including loan brokers and companies that provide certain outsourced consumer and education loan processing and origination services. In addition, regulators and enforcement officials are taking increasingly expansive positions with respect to whether certain products or product terms may run afoul of state and federal unfair or deceptive acts and practices laws. These and other regulatory changes could result in, among other things, increased compliance costs, more limited lending markets and alterations to our business practices, any of which could have a material adverse effect on our business operations and financial results.

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

        In addition, Union Federal is subject to extensive regulation, supervision and examination by the OTS and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements. We have in the past been required to make capital infusions to Union Federal to support a private education loan portfolio held by Union Federal at the time of the requirement, and regulatory authorities could require additional capital infusions or take other corrective measures in the future.

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

        Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may be subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we divest Union Federal, if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Legislation is being considered by Congress to create the Consumer Financial Protection Agency that, as passed by the House of Representatives, includes a provision repealing federal preemption available to operating subsidiaries of federal savings associations, such as FMLOS, and limiting the scope of preemption available to federal savings associations and national banks. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

        All of our operations relating to education loan processing are located in Massachusetts. In 2001, we received determination letters from the Massachusetts Division of Banks confirming that the loan origination outsourcing services provided under contract to TERI by our subsidiary First Marblehead Education Resources, Inc., or FMER, were not subject to licensing under the Massachusetts Small Loan Act because FMER did not conduct a lending business with consumers in its own name and its processing centers were not generally open to the public. In May 2008, following the TERI Reorganization, we received an additional determination letter from the Massachusetts Division of Banks confirming that FMER's business of back office loan application processing, loan origination and loan underwriting functions on behalf of lenders was exempt from licensing under the Massachusetts Small Loan Act. The Massachusetts Small Loan Act requires any person that is engaged, for compensation, in the business of making small loans, or in aiding or assisting the borrower or the lender in procuring or making such loans, to obtain a license. Under the statute, the business of making small loans includes the making of loans of $6,000 or less with interest rates and expenses of more than 12% per year. The loans that we have facilitated include amounts as small as $1,000, and a portion of those loans have combined interest rates and fees exceeding 12%. We have historically provided outsourced private education loan origination services on a fee-for-service basis through FMER and Union Federal's subsidiary FMLOS, although we were not providing services through FMLOS as of May 10, 2010.

        Absent a change in federal law, either by judicial interpretation or legislation, including as discussed above, to the extent that our services are conducted through Union Federal or FMLOS, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders, credit services organizations or loan arrangers will be asserted. However, we are examining strategic alternatives for Union Federal, including a potential sale and, as noted above, Congress is actively considering legislation that could weaken preemption for federal savings associations and eliminate it for operating subsidiaries of federal savings associations, such as Union Federal and FMLOS. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal preemption. We filed license applications in four states during the third quarter of fiscal 2010, but we cannot assure you that we will be successful in obtaining state licenses or registrations. If we are unsuccessful, we may be required to restructure our activities in a manner that will not subject us to such licensing or registration requirements, although we cannot assure you that such a restructuring will not have a material adverse effect on our business.

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

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve Board issued regulations to implement provisions of the Higher Education Opportunity Act of 2008. The regulations revised the number, timing, and content of disclosures required for private education loans by the Truth in Lending Act and the Federal Reserve Board's implementing regulation for the Truth in Lending Act, Regulation Z. Under the regulations, private education loan creditors are required to provide disclosures about loan terms and features on or with the loan application and are also required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. Compliance with the new regulations became mandatory as of February 14, 2010. In addition, in December 2009, the Federal Reserve Board and the Federal Trade Commission announced final rules to implement the risk-based pricing provisions of the Fair and Accurate Credit Transactions Act of 2003. The final rules will generally require that lenders provide disclosures to certain consumers if credit is offered to them on less favorable terms than those offered by the lender to other consumers. Compliance with the disclosure requirements is mandatory as of January 1, 2011.

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

A recent Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of private education loans in bankruptcy.

        On March 23, 2010, the United States Supreme Court decided in United Student Aid Funds, Inc. v. Espinosa that a bankruptcy confirmation order was not void notwithstanding that the bankruptcy court lacked authority to confirm the debtor's plan absent a finding of undue hardship. The decision could require us, in performing collections management for the securitization trusts and other clients, to review certain bankruptcy filings that we do not currently review. Such additional review could increase our costs and the complexity of our operations.

        In April 2010, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for all private student loans. If enacted as drafted, both bills would apply retroactively to loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. Under current law, private education loans can be discharged in bankruptcy only upon a court finding of "undue hardship" if the borrower were required to continue to make loan payments. If enacted, these bills could adversely affect the performance of the securitization trusts and the key assumptions, including our recovery assumptions, that we have used to estimate the fair value of our additional structural advisory fees. In addition, these bills, if enacted, may restrict the availability of capital to fund private education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of the Monogram product and our ability to engage lenders to fund Monogram loans.

        In addition, in July 2009, legislation was introduced in the U.S. Senate that would allow private education loan borrowers to "swap" their private loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Private education loans made between July 1, 1994 and July 1, 2010 would be eligible for such a swap. Borrowers could not be more than 90 days delinquent on their private loans in order to qualify. In April 2010, similar debt-swap legislation was introduced in the U.S. House of Representatives. If either bill is enacted, borrowers with loans in the securitization trusts could exchange their private student loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, the bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees.

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

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees, asset servicing fees, residual receivables and education loans held for sale, including among others, discount, default and prepayment rates;

  •
  developments in the TERI Reorganization, including the consummation of the Plan of Reorganization and resolution of the challenges to the trusts' security interests in collateral securing TERI's guaranty obligations;

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

        Our directors and executive officers, and entities affiliated with them, owned approximately 22% of the outstanding shares of our common stock as of March 31, 2010, excluding shares issuable upon vesting of restricted stock units, shares issuable upon exercise of outstanding stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,000,000 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

        In April 2007, our Board of Directors authorized the repurchase of up to an aggregate of 10,000,000 shares of our common stock. The 10,000,000 shares authorized for repurchase included approximately 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. As of March 31, 2010, we had repurchased an aggregate of 1,169,100 shares under this program at an average price paid per share, excluding commissions, of $36.17.

        We did not repurchase any shares of common stock during the nine months ended March 31, 2010. Future repurchases pursuant to this program may require regulatory approval.

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

THE FIRST MARBLEHEAD CORPORATION
Date: May 10, 2010	By:
/s/ KENNETH KLIPPER
 Kenneth Klipper
 Managing Director, Chief Financial Officer,
Treasurer and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Order, effective March 5, 2010, Terminating Order to Cease and Desist
10.2(2)
Indenture dated July 18, 2007 among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009 among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, by and among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the registrant and Union Federal Savings Bank
10.3(2)
Settlement Agreement and Release, dated April 16, 2010, by and among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Trust static pool data as of March 31, 2010
99.2(3)	Supplemental presentation

(1)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on March 10, 2010

(2)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on April 20, 2010

(3)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on April 23, 2010