Form 10-Q
period 2010-09-30
FIRST MARBLEHEAD CORP
filed 2010-11-09
CIK 1262279

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010
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
(800) 895-4283 (Registrant's telephone number, including area code)

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

        As of November 8, 2010, the registrant had 100,832,576 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1.    Financial Statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2010	June 30, 2010
ASSETS
Cash and cash equivalents	$276,639	$329,047
Short-term investments and federal funds sold, at cost	52,000	52,000
Restricted cash and guaranteed investment contracts, at cost	151,227	1,026
Investments available for sale, at fair value	4,287	4,471
Education loans held for sale, at lower of cost or fair value	—	105,082
Education loans held to maturity, net of allowance of $530,636 and $24,804	7,443,873	391
Mortgage loans held to maturity, net of allowance of $425 and $367	8,317	8,118
Receivable from TERI for pledged accounts	136,446	—
Interest receivable	101,487	2,457
Deposits for participation interest accounts, at fair value	8,482	—
Service revenue receivables, at fair value	14,730	53,279
Income taxes receivable	19,252	17,560
Net deferred tax asset	4,969	41,915
Other assets	46,426	18,024

Total assets	$8,268,135	$633,370

LIABILITIES AND EQUITY
Liabilities:
Deposits	$79,461	$108,732
Accounts payable, accrued expenses and other liabilities	48,120	36,764
Education loan warehouse facility	—	218,059
Long-term borrowings	8,848,281	—

Total liabilities	8,975,862	363,555
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,085 and 108,975 shares issued; 100,833 and 100,736 shares outstanding	1,091	1,090
Additional paid-in capital	443,845	443,290
Retained earnings	62,985	11,389
Treasury stock, 8,252 and 8,239 shares held, at cost	(186,249)	(186,218)
Accumulated other comprehensive income	237	263

Total First Marblehead stockholders' equity	321,910	269,815
Non-controlling interests	(1,029,637)	—

Total equity (deficit)	(707,727)	269,815

Total liabilities and equity	$8,268,135	$633,370

Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in the consolidated balance sheet above, after elimination of inter-company balances.
Assets available to settle obligations of consolidated VIEs:
Restricted cash and guaranteed investment contracts, at cost	$151,227	$—
Education loans held to maturity, net of allowance of $529,049	7,443,574	—
Receivable from TERI for pledged accounts	136,446	—
Interest receivable	101,382	—
Other assets	31,735	—
Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$22,734	$—
Long-term borrowings	8,848,281	—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2010	2009
Revenues:
Net interest income:
Interest income	$87,941	$8,482
Interest expense	(18,426)	(4,042)

Net interest income	69,515	4,440
Provision for loan losses	(107,123)	50

Net interest income (loss) after provision for loan losses	(37,608)	4,490
Non-interest revenues:
Asset servicing fees:
Fee income	978	2,102
Fee updates	91	160

Total asset servicing fees	1,069	2,262
Additional structural advisory fees and residuals—trust updates	(632)	1,187
Administrative and other fees	2,253	5,597

Total non-interest revenues	2,690	9,046

Total revenues	(34,918)	13,536
Non-interest expenses:
Compensation and benefits	7,871	8,137
General and administrative expenses	21,097	18,189
Losses on education loans held for sale	—	123,926

Total non-interest expenses	28,968	150,252

Loss before income taxes	(63,886)	(136,716)
Income tax benefit	(2,585)	(42,650)

Net loss	(61,301)	(94,066)
Net loss attributable to non-controlling interests	50,680	—

Net loss available to First Marblehead stockholders	$(10,621)	$(94,066)

Net loss per share available to First Marblehead stockholders:
Basic	$(0.11)	$(0.95)
Diluted	(0.11)	(0.95)
Weighted average shares outstanding:
Basic	100,762	99,156
Diluted	100,762	99,156

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(dollars and shares in thousands, except per share amounts)

			Common stock
	Non-voting convertible preferred stock issued									Total First Marblehead stockholders' equity
			Issued		In treasury				Accumulated other comprehensive income
							Additional paid-in capital	Retained earnings			Non- controlling interest	Total equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$156,913	$268	$405,465	$—	$405,465
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(94,066)	—	(94,066)	—	(94,066)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	105	105	—	105

Total comprehensive loss	—	—	—	—	—	—	—	(94,066)	105	(93,961)	—	(93,961)
Stock issuance from vesting of stock units	—	—	122	1	—	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,540	—	—	1,540	—	1,540
Tax expense from stock-based compensation	—	—	—	—	—	—	(904)	—	—	(904)	—	(904)

Balance at September 30, 2009	133	$1	106,890	$1,069	(7,643)	$(184,246)	$432,096	$62,847	$373	$312,140	$—	$312,140

Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$11,389	$263	$269,815	$—	$269,815
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	62,217	—	62,217	(978,957)	(916,740)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,621)	—	(10,621)	(50,680)	(61,301)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(26)	(26)	—	(26)

Total comprehensive loss	—	—	—	—	—	—	—	(10,621)	(26)	(10,647)	(50,680)	(61,327)
Net stock issuance from vesting of stock units	—	—	110	1	(13)	(31)	(1)	—	—	(31)	—	(31)
Stock-based compensation	—	—	—	—	—	—	1,051	—	—	1,051	—	1,051
Tax expense from stock-based compensation	—	—	—	—	—	—	(495)	—	—	(495)	—	(495)

Balance at September 30, 2010	133	$1	109,085	$1,091	(8,252)	$(186,249)	$443,845	$62,985	$237	$321,910	$(1,029,637)	$(707,727)

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(61,301)	$(94,066)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	107,123	(50)
Amortization of long-term borrowings, net of issuance costs	(23,370)	—
Net amortization of loan acquisition costs and origination fees	8,152	—
Depreciation and amortization expense	2,527	3,693
Deferred income tax benefit	(398)	(36,583)
Stock-based compensation	1,051	1,540
Losses on education loans held for sale	—	123,926
Service revenue receivable distributions	294	24
Change in assets/liabilities:
Asset servicing fees	(1,069)	(2,262)
Additional structural advisory fees and residuals—trust updates	632	(1,187)
Deposits for participation interest accounts	(8,482)	—
Interest receivable	(34,772)	61
Income taxes receivable	(1,692)	7,326
Education loans held for sale	—	(3,373)
Other assets	2,014	879
Accounts payable, accrued expenses and other liabilities	(1,440)	5,930

Net cash (used in) provided by operating activities	(10,731)	5,858
Cash flows from investing activities:
Net decrease in federal funds sold	—	3,546
Principal receipts from education loans held to maturity	78,378	—
Net change in restricted cash and guaranteed investment contracts	25,285	—
Principal prepayments from investments available for sale	158	503
Net change in mortgage loans held to maturity	(258)	1,017
Purchases of property and equipment	(173)	(330)

Net cash provided by investing activities	103,390	4,736
Cash flows from financing activities:
Net (decrease) increase in deposits	(29,271)	1,910
Payments on capital lease obligations	(658)	(854)
Payments on long-term borrowings	(114,612)	—
Payments on education loan warehouse facility	—	(663)
Tax expense from stock-based compensation	(495)	(904)
Repurchase of common stock	(31)	—

Net cash used in financing activities	(145,067)	(511)

Net (decrease) increase in cash and cash equivalents	(52,408)	10,083
Cash and cash equivalents, beginning of period	329,047	158,770

Cash and cash equivalents, end of period	$276,639	$168,853

Supplemental disclosures of cash flow information:
Interest paid	$41,773	$2,319
Income taxes paid	—	109
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$36,258	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

  Nature of Business

        Unless otherwise indicated or unless the context of the discussion requires otherwise, all references in these notes to "we", "us", "our" or similar references mean The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities (VIEs) on a consolidated basis. All references in these notes to "First Marblehead" or "FMD" mean The First Marblehead Corporation on a stand-alone basis.

        The presentation of our financial results for the fiscal quarter ended September 30, 2010 significantly differs from prior periods due to the adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), as described in more detail in Note 2, "Summary of Significant Accounting Policies—Consolidation" and Note 3, "Change in Accounting Principle." As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective as of July 1, 2010, we have consolidated 14 VIEs. These VIEs are securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we have deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV). As a result, beginning with this quarterly report, we will report two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

        The results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as "Loan Operations" throughout these notes. The financial results of our Loan Operations segment have generally been derived from our services relating to private education loans (education loans), as further described below.

        The VIEs consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2003 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, "Summary of Significant Accounting Policies—Consolidation," for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts that we facilitated financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by certain of these securitization trusts (NCSLT Trusts) were initially subject to a repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the consolidated securitization trusts, 11 are NCSLT Trusts and three are NCT trusts (GATE Trusts). We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as "Securitization Trusts" throughout these notes. Administration of such trusts, including investor reporting and default prevention and management services, is provided by our Loan Operations segment.

        For the three months ended September 30, 2010, the revenues and expenses included in "Eliminations" for segment reporting purposes relate to revenues recorded by our Loan Operations segment, and expenses recorded by our Securitization Trusts segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to initial securitization structuring and on-going fees for trust administration and default prevention and management, as well

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

as elimination of the residual interest ownership held by our Loan Operations segment in the GATE Trusts.

        For the three months ended September 30, 2009, the financial results of UFSB-SPV, which was deconsolidated on July 1, 2010 with the adoption of ASU 2009-16 and ASU 2009-17, as well as related adjustments to deferred tax assets and inter-company eliminations that were recorded due to consolidating UFSB-SPV in prior periods, have been separately presented in "Deconsolidation and Eliminations" for segment reporting purposes to allow for comparability between periods.

  Loan Operations

        Under our Loan Operations segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated, portfolio management services and asset servicing to the third-party owner of the trust certificate (Trust Certificate) of NC Residuals Owners Trust, which we sold in fiscal 2009 and which held certain of the residual interests of some of the NCSLT Trusts.

        Historically, the driver of our results of operations and financial condition for our Loan Operations segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients' education loan programs, and substantially all of our income was derived from securitizations. Securitization refers to the technique of pooling education loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues notes backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or at "cost" in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the education loans that they did not intend to hold. For our past securitization services, we are entitled to receive additional structural advisory fees and residuals cash flows from certain securitization trusts over time.

        Our bank subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that offers residential and commercial mortgage loans, and retail savings, money market and time deposit products. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS). During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal. As of November 9, 2010, we were actively considering those alternatives, including a potential sale.

  Securitization Trusts

        The financial results of our Securitization Trusts segment relate only to the 14 securitization trusts consolidated as a result of a change in accounting principle effective July 1, 2010. As a result, financial results for our Securitization Trusts segment are only presented as of the effective date of adoption,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

prospectively. These 14 consolidated securitization trusts are managed in accordance with their applicable indentures, as amended, and their tangible assets are limited to cash, allowable investments, and education loans, as well as the related principal and interest income receivables and recoverables on defaults. Their liabilities are limited to the debt issued to finance the education loans and payables accrued in the normal course of their operations, all of which have been structured to be non-recourse to the general credit of First Marblehead.

        Of our 14 consolidated securitization trusts, 11 are NCSLT Trusts in which we have no ownership interest. As such, all of the financial performance of such trusts is allocated to non-controlling interests and does not directly impact the net loss or equity available to our stockholders. However, the financial performance of all of the NCSLT Trusts, both on and off balance sheet, does impact the ability of our Loan Operations segment to recover service revenue receivables due from these trusts or the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts.

        All eleven of our consolidated NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The TERI Reorganization has had a material adverse effect on the ability of the NCSLT Trusts to realize guaranty obligations of TERI. Under the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors (Creditors Committee) as of August 26, 2010 (Modified Plan of Reorganization), which was confirmed on October 29, 2010, TERI will reject the guaranty agreements and settle claims with these securitization trusts upon the effectiveness of the Modified Plan of Reorganization. TERI's rejection of its obligations under the guaranty agreements, combined with higher levels of defaults than initially projected, has had, and will likely continue to have, a material adverse impact on the financial condition of our Securitization Trusts segment.

  Business Trends, Uncertainties and Outlook

        The following discussion of business trends, uncertainties and outlook is focused on our Loan Operations segment. Almost all of the operating results of our Securitization Trusts segment are allocated to non-controlling interests and do not, therefore, have a significant effect on the net income or loss available to our stockholders.

        We have not accessed the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, continued through fiscal 2009 and fiscal 2010 and, to a lesser extent, persisted as of November 9, 2010. General economic conditions in the United States have deteriorated and have not fully recovered over this time period. Our business has been and continues to be materially adversely impacted by these conditions.

        In addition, credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States, including increased unemployment rates and higher levels of education loan defaults. While there have been some recent improvements, the interest rate and economic and credit environments may continue to have a material negative effect on loan portfolio performance and the estimated value of our service revenue receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

        Prior to the TERI Reorganization, we received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. As a result of capital market disruptions and the TERI Reorganization, many clients elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes since fiscal 2009 compared to prior fiscal years. The TERI Reorganization, together with capital markets dislocations, has had, and will likely continue to have, a material adverse effect on the holders of education loans guaranteed or formerly guaranteed by TERI.

        As of July 16, 2010, we began to perform services under our loan program agreement with SunTrust Bank, and as of September 20, 2010, we began to perform services under our loan program agreement with Kinecta Federal Credit Union. The loan program agreements each relate to school-certified education loan programs to be funded by these clients based on our Monogram platform. Under the terms of the credit enhancement provision in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of the two loan programs. We believe that our Monogram platform will provide us with an opportunity, through our Loan Operations segment, to originate, administer and manage education loans and that the two loan program agreements we have entered into are a significant step in our return to the education lending marketplace. We also believe that conditions in the capital markets generally continued to improve during the first quarter of fiscal 2011, potentially creating additional flexibility with regard to the future financing of education loans. We continue to believe, as of November 9, 2010, however, that the structure and economics of any financing transaction will be less favorable than our past securitizations, with the potential for lower revenues and additional cash requirements on our part. We will continue to seek opportunities for innovative and efficient portfolio funding transactions.

        The near term financial performance and future growth of our Loan Operations segment depends in large part on our ability to successfully market our Monogram platform and transition to more fee-based revenues while growing and diversifying our client base. We are seeking additional lender clients, although we are uncertain as to the degree of market acceptance our Monogram platform will have, particularly in the current economic environment where many lenders continue to evaluate their education lending business models.

        We have summarized below certain recent developments affecting our business since the beginning of fiscal 2011:

  •
  On October 1, 2010, we received a refund from tax authorities of $45.1 million. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend from Union Federal to First Marblehead of up to $29.0 million. The approved amount of the dividend includes the $21.2 million that we distributed to Union Federal pursuant to our tax sharing agreement. As of November 9, 2010, Union Federal had not paid such dividend.

  •
  On October 18, 2010, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) granted a stipulation (Stipulation) among TERI, the Creditors Committee, FMD and its subsidiaries First Marblehead Education Resources, Inc. (FMER) and First Marblehead Data Services, Inc. (FMDS), settling certain claims between TERI and FMD, FMER and FMDS. See Note 17, "Subsequent Events—TERI Stipulation," for additional information regarding the Stipulation.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

  •
  On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization. See Note 17, "Subsequent Events—TERI Modified Plan of Reorganization," for additional information regarding the Modified Plan of Reorganization.

  •
  On November 3, 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by approximately 60,000 square feet by March 31, 2011 and extend the term of the lease to March 31, 2017. The effective date of this amendment was July 1, 2010.

(2) Summary of Significant Accounting Policies

        Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of those related to changes in accounting principles and normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included.

  Use of Estimates

        The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, recognition of interest income on delinquent and defaulted loans and recognition of asset servicing fees and trust updates to our service revenue receivables. Interim results are not necessarily indicative of results to be expected for the entire fiscal year.

(a) Consolidation

        Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating inter-company accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing education loans that we facilitated because each of the securitization trusts created after January 31, 2003 met the criteria to be a qualified special purpose entity (QSPE) as defined by Accounting Standards Codification (ASC) 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities (ASC 860-40). Prior to July 1, 2010, a QSPE was exempt from consolidation. In addition, the securitization trusts created prior to January 31, 2003 in which we held a variable interest that could have resulted in our being considered the primary beneficiary of such trusts were amended in order for those trusts to be considered QSPEs and, as such, were exempt from consolidation.

        Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation (ASC 810). ASU 2009-17 updated ASC 810 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

  •
  the power to direct the activities of a VIE that most significantly impact that VIE's economic performance; and

  •
  the obligation to absorb losses of the VIE that could potentially be significant to that VIE or the right to receive benefits from the VIE that could potentially be significant to that VIE.

        In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of VIEs is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, we may be required to consolidate or deconsolidate VIEs, which may lead to volatility in our financial results and make comparisons of results between time periods challenging.

        Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV's economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. Profits and losses of the consolidated VIEs were allocated to non-controlling interests based on the percentage ownership of voting interests not held by us, before the effect of inter-company elimination entries. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 3, "Change in Accounting Principle," for more information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

        We continue to monitor our involvement with 18 VIEs for which we perform services related to default prevention and portfolio management. As of November 9, 2010, we had determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. In particular, the commencement by Ambac Financial Group, Inc. (Ambac) of a voluntary case under Chapter 11 of the Bankruptcy Code on November 8, 2010 could cause us to change our determination not to consolidate certain VIEs for which an affiliate of Ambac provides credit enhancement.

(b) Reclassifications

        Certain reclassifications have been made to the balances as of June 30, 2010 and for the three months ended September 30, 2009, to be consistent with the classifications adopted in fiscal 2011.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(c) Cash Equivalents

        Highly liquid debt instruments purchased with original maturities of three months or less on the date of purchase and investments in money market funds are considered cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

(d) Investments

        Investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase are classified as short-term investments and are carried at cost, which approximates fair value.

        Investments in marketable debt securities are classified as available for sale, trading or held to maturity. Available-for-sale investments are carried at fair value with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders' equity. Trading securities are securities held in anticipation of short-term market movements, and are carried at fair value with net unrealized gains and losses recorded in the statement of operations. Investments are classified as held to maturity when we have both the ability and intent to hold the securities until maturity. Held-to-maturity investments are carried at amortized cost.

(e) Loans

        Loans are classified as held to maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we consolidated effective July 1, 2010 are classified as held to maturity, as well as education loans held by a non-bank subsidiary of FMD and substantially all mortgage loans held by Union Federal. Loans held to maturity are carried at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees, the amortization of which is recognized as an adjustment of the related loan yield using the effective interest method.

        Education loans held for sale at June 30, 2010 consisted solely of the loans held by UFSB-SPV, which was deconsolidated as a result of our adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010. These loans were classified as held for sale because they serve as collateral to a third-party conduit lender, and such lender has the right to call the loans at any time. Loans held for sale were carried at the lower of cost or fair value. In the absence of a readily determined market value, fair value was estimated by management based on the net present value of expected future cash flows of the loans. Expected future cash flows were based on macroeconomic indicators and our historical experience with assumptions for, among other things, default rates, recovery rates on defaulted loans and prepayment rates. Net present value was calculated using a discount rate commensurate with the risks involved. We recorded changes in the carrying value of education loans held for sale and the related interest receivable in the statement of operations.

(f) Allowance for Loan Losses, the Related Provision for Loan Losses and Charge-Offs

        Allowances for loan losses are maintained at an amount believed to be sufficient to absorb credit losses inherent in our portfolios of loans held to maturity at the balance sheet date, based on a one-year loss confirmation period. Allowances for loan losses are adjusted through charges to the provision for loan losses in the statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed, and loans that have a high probability of default, less any

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

amounts expected to be recoverable from borrowers, third parties or, for mortgage loans, sale of the collateral, as applicable.

        An education loan is considered to be in default when it is approximately 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance reserve deemed necessary for education loans probable of default at the balance sheet date. Such default estimates are based on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at the balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default, recovery and prepayment rates, including the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are based on the status of education loans at the balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in the statement of operations could be material.

        Education loans are charged-off at the end of the reporting period in which they become approximately 270 days past due. Charge-offs are recorded as both a decrease in the outstanding principal and a decrease in the allowance for loan losses. Cash recoveries on education loans charged-off are recorded as an increase to the allowance for loan losses.

        We maintain an allowance for mortgage loans held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower is making modified payments. The allowance is set at an amount believed to be adequate so that the net carrying value of the mortgage loan is not in excess of the net realizable value of the collateral. In addition, a general allowance is established for mortgage loans with certain characteristics attributable to the collateral. Mortgage loans for which we have foreclosed on the property and the related allowance are reclassified to other real estate owned, a component of other assets, and are carried at estimated net realizable value.

(g) Deposits for Participation Interest Accounts

        Deposits for participation interest accounts (participation accounts) are accounted for similar to trading account assets and are carried at fair value in the balance sheet. Fair value is estimated based on the net present value of cash flows into and out of the account, based on the education loans originated at the balance sheet date. Changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, are recorded in non-interest revenues as part of "Administrative and other fees." See Note 6, "Deposits for Participation Interest Accounts," for additional information on participation accounts.

(h) Service Revenue Receivables

        Service revenue receivables are carried at fair value in the balance sheet, and consist of our asset servicing fee, additional structural advisory fee and residual receivables. Additional structural advisory fee and residual receivables due from securitization trusts that we consolidate are eliminated in consolidation.

        As required under GAAP, we recognized the fair value of additional structural advisory fee and residual receivables as revenues at the time the securitization trust purchased the education loans, as they were deemed to be earned at the time of the securitization but before we actually received

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

payment. These amounts were deemed earned because evidence of an arrangement existed, we provided the services, the fee was fixed and determinable based upon a discounted cash flow analysis and there were no future contingencies or obligations due on our part. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions from the NCSLT Trusts available to the third-party owner of the Trust Certificate.

        Due to the long-term, contingent nature of the timing of cash receipts, our service revenue receivables are carried at fair value on the balance sheet.

  •
  The receipt of asset servicing fees due from the third-party owner of the Trust Certificate is contingent on residual interest distributions from the NCSLT Trusts.

  •
  Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indentures for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to securitization trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5% for the NCSLT Trusts, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts specify circumstances (Trigger Events) upon the occurrence of which payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

  •
  Residuals associated with any securitization trusts that we facilitated are typically junior in priority to the rights of the holders of the asset-backed securities (ABS) issued in the securitizations and any additional structural advisory fees. For certain of the securitization trusts, upon a Trigger Event, payments that would otherwise be due with respect to residuals would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

        In the absence of readily determined market values, we update our estimates of the fair value of service revenue receivables on a quarterly basis, based on the present value of expected future cash flows. Such estimates include assumptions for discount, default, recovery, prepayment and forward interest rates, among others. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

(i) Fair Value of Financial Instruments

        ASC 820, Fair Value Measurements and Disclosures (ASC 820), permits, but does not require, entities to measure many financial instruments and certain other items not specifically identified in other topics of the ASC, such as available-for-sale investments, at fair value. We did not elect to measure other assets and liabilities at fair value.

        Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        Level 2.    Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are less frequently traded mortgage-backed securities, corporate debt securities and derivative contracts.

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

(j) Revenue Recognition

        Net Interest Income.    Interest income and expense are recognized using the effective interest method.

        Interest income on education and mortgage loans held to maturity is recognized as earned, adjusted for the amortization of loan acquisition costs and origination fees, based on the expected yield of the loan over its life, after giving effect to expected prepayments, as applicable. The estimate of expected prepayments on education loans reflects voluntary prepayments and is based on our historical experience and macroeconomic indicators. When changes to assumptions occur, amortization is adjusted on a cumulative basis to reflect the change since acquisition of the education loan.

        Education loans held to maturity are placed on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against interest

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

revenue. For education loans on non-accrual status but not yet charged-off, interest revenue is recognized on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to ever being charged-off, or "cures" the education loan, the loan is taken off of non-accrual status and recognition of interest revenue is continued. Once a loan has been charged-off, all payments made by the borrower are applied to outstanding principal and income is only recorded on a cash basis when all principal has been recovered.

        Mortgage loans are placed on non-accrual status when they become 90 days past due as to either principal or interest. Once a loan has been placed on non-accrual status, recognition of interest is not resumed until the borrower has become current as to both principal and interest for a consecutive period of 12 months.

        Interest expense on long-term borrowings is adjusted for the amortization of debt issuance costs and underwriting fees and amortization of the proceeds from interest-only strips using an effective yield over the life of the related borrowings.

        Asset Servicing Fees.    We earn asset servicing fees as the services are performed. We record asset servicing fee income at fair value, based on the estimated present value of the fees earned during the reporting period, and we record changes in the estimated fair value of fees earned in prior periods as asset servicing fee updates.

        Asset servicing fees are based on outstanding assets of the NCSLT Trusts and our receipt of such fees is contingent on the performance of such trusts, eleven of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

        Additional Structural Advisory Fees and Residuals—Trust Updates.    Changes to the fair value of additional structural advisory fee and residual receivables are recorded in revenue in the statement of operations. To the extent such fees are due from VIEs that we consolidate, they have been eliminated in consolidation, but continue to be recognized by our separate reporting segments as revenue or expense, as applicable. Changes in assumptions used to estimate fair value are recorded in the statement of operations in the periods in which the changes are made.

        Administrative and Other Fees.    Trust administration fees, which are based on the volume of education loans outstanding in securitization trusts facilitated by us, are recognized in the period in which the services are rendered as compensation for administration, including the daily management of the trusts, coordination of loan servicers and reporting information to the parties related to the trusts. Master servicing and special servicing fees due from certain trusts represent compensation to us for managing the performance of default prevention services and education loan collections. Such fees are based, in part, upon the volume of assets under management, and in part, upon the reimbursement of expenses. Such fees are recognized as the services are performed, or as the reimbursable expense is incurred, as applicable. In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms. To the extent that trust administration, default prevention and default management services have been provided by our Loan Operations segment to our Securitization Trusts segment, such Loan Operations revenue and the expenses incurred by our Securitization Trusts segment have been eliminated in consolidation but continue to be recognized by each reporting segment on a stand-alone basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Beginning in the first quarter of fiscal 2011, we began to receive fees related to our Monogram platform offering. Revenue associated with our Monogram platform is subject to the accounting guidance found in ASU 2009-13, Revenue Recognition-Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which is effective prospectively for contracts entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU 2009-13 prohibits separate recognition for each element of a contract unless certain criteria are met. We have applied the guidance in ASU 2009-13 to our recognition of revenues related to our Monogram platform.

(k) Income Taxes

        In determining a provision for income taxes, the estimated annual effective tax rate is based on expected annual income, statutory tax rates, our ability to utilize net operating loss carry forwards and tax planning opportunities available to us in the various jurisdictions in which we operate. The estimated annual effective tax rate also includes our best estimate of the ultimate outcome of tax audits.

        The asset and liability method of accounting is utilized for recognition of deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized in connection with the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry backs and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as tax expense (benefit) in the period that includes the enactment date. A deferred tax asset valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

(l) Non-controlling Interest

        In accordance with ASC 810, non-controlling interests are presented as a component of total equity. Net income or loss attributable to non-controlling interests for the applicable periods presented is allocated prior to the elimination of inter-company transactions, based on the percentage of equity of the consolidated entity not held by us.

(m) Net Loss Per Share Available to First Marblehead Stockholders

        Basic net income or loss per share available to First Marblehead stockholders is computed by dividing net income or loss available to our stockholders by the basic weighted average number of shares of common stock outstanding for the periods presented. Diluted net income or loss per share available to First Marblehead stockholders is computed by dividing net income or loss available to our stockholders by basic weighted average shares and, if dilutive, common stock equivalent shares outstanding during the period. To the extent income available to our stockholders is a loss, all common stock equivalents are assumed to be anti-dilutive, and are excluded from diluted weighted average shares outstanding. Common stock equivalent shares outstanding are determined in accordance with the treasury stock method.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(n) New Accounting Pronouncements

        ASU 2009-16 and ASU 2009-17, as described in "—Consolidation" above, are the only recently effective accounting pronouncements to have a material impact on our financial statements. ASU 2010-18, Receivables-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, is applicable only to loans acquired with a deterioration in credit quality, and did not have an impact on our financial results. ASU 2010-20, Receivables-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), is effective for interim or annual periods ending on or after December 15, 2010. ASU 2010-20 clarifies the disclosure requirements applicable to the credit quality of loans, troubled debt restructurings and the allowance for loan losses on a segmented basis. No other recently issued, but not yet effective, accounting pronouncements are expected to have a material impact on our financial statements.

(3) Change in Accounting Principle

        Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result, on July 1, 2010, we consolidated 14 securitization trusts facilitated by us, and deconsolidated UFSB-SPV. ASU 2009-17 was applied retrospectively through a cumulative-effect adjustment to the opening balance of retained

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Change in Accounting Principle (Continued)

earnings at the effective date. The following adjustments were made to our balance sheet at the effective date:

	July 1, 2010
	Newly consolidated VIEs	Deconsolidated VIE, eliminations and other adjustments	Net impact upon adoption
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts, at cost	$176,512	$(1,026)	$175,486
Education loans held for sale, at fair value	—	(105,082)	(105,082)
Education loans held to maturity, net of allowance of $517,804	7,601,237	(419)	7,600,818
Receivable from TERI for pledged accounts	136,446	—	136,446
Interest receivable	102,868	(2,352)	100,516
Service revenue receivables, at fair value	—	(38,692)	(38,692)
Net deferred tax asset	—	(37,344)	(37,344)
Other assets	36,254	(2,561)	33,693

Total assets	$8,053,317	$(187,476)	$7,865,841

Liabilities:
Education loan warehouse facility	$—	$(218,059)	$(218,059)
Accounts payable, accrued expenses and other liabilities	56,407	(42,953)	13,454
Long-term borrowings	8,987,186	—	8,987,186

Total liabilities	9,043,593	(261,012)	8,782,581
Equity:
Stockholders' equity	(11,319)	73,536	62,217
Non-controlling interests	(978,957)	—	(978,957)

Total equity (deficit)	(990,276)	73,536	(916,740)

Total liabilities and equity	$8,053,317	$(187,476)	$7,865,841

        Our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the 14 newly-consolidated securitization trusts, but continue to reflect such fees due from other off-balance sheet VIEs. We have no ownership interest in the 11 consolidated NCSLT Trusts. As a result, inter-company revenues due from the consolidated NCSLT Trusts are allocated to non-controlling interests. Non-controlling interests are calculated before eliminations, and inter-company revenues due from the consolidated NCSLT Trusts therefore continue to impact the consolidated net income or loss available to our stockholders. We no longer recognize gains or losses related to the residual interest receivables due from the three consolidated GATE Trusts, but we continue to recognize revaluation gains and losses on residual receivables due from other off-balance sheet VIEs.

        The total deficit from non-controlling interests of $979.0 million relates solely to the 11 consolidated NCSLT Trusts. The assets of each securitization trust can only be used to settle the obligations of that particular trust and are not available to other securitization trusts, FMD or its other

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Change in Accounting Principle (Continued)

subsidiaries, or their respective creditors. The trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular securitization trust, and not to the assets of FMD.

        The statement of operations for the three months ended September 30, 2009 and the balance sheet as of June 30, 2010 have not been retrospectively adjusted to reflect the updates to ASC 810 and ASC 860-40; however, prior period amounts may have been reclassified to conform to the presentation adopted in fiscal 2011. We recognize assets, liabilities, income and expense related to the newly consolidated VIEs in the same line items used by FMD and its consolidated subsidiaries prior to the effective date of ASU 2009-16 and ASU 2009-17. Current period results and balances will not be comparable to prior period amounts, particularly with regard to assets, liabilities and equity components included in the table above, as well as the following in the statement of operations:

  •
  Net interest income;

  •
  Provision for loan losses;

  •
  Additional structural advisory fees and residuals—trusts updates;

  •
  Administrative and other fees;

  •
  General and administrative expenses;

  •
  Losses on education loans held for sale;

  •
  Net losses attributable to non-controlling interests; and

  •
  Net loss and net loss per share available to First Marblehead stockholders.

(4) Cash and Cash Equivalents; Short-term Investments and Federal Funds Sold

        The following table summarizes our cash and cash equivalents:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Cash equivalents (money market funds)	$195,304	$216,050
Interest-bearing deposits with the Federal Reserve Bank	63,630	92,545
Interest-bearing deposits with other banks	14,268	15,285
Non-interest-bearing deposits with banks	3,437	5,167

Total cash and cash equivalents	$276,639	$329,047

        Cash and cash equivalents of Union Federal of $85.1 million and $115.1 million at September 30, 2010 and June 30, 2010, respectively, are not available for dividends without prior approval from the OTS.

        Included in cash equivalents is an investment in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs from the money market fund. Members of the immediate family of a member of our Board of Directors owned 65% of Milestone Group Partners as of September 30, 2010, making MCM a related party. At

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Cash and Cash Equivalents; Short-term Investments and Federal Funds Sold (Continued)

September 30, 2010 and June 30, 2010, $30.0 million of our holdings in money market funds were invested in funds managed by MCM.

        Short-term investments and federal funds sold at September 30, 2010 and June 30, 2010 included $2.0 million of federal funds sold through our bank subsidiary, Union Federal.

(5) Education Loans Held to Maturity

(a) Gross Loans Outstanding

        At September 30, 2010, education loans held to maturity were primarily loans held by our 14 consolidated securitization trusts. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. In addition, to a much lesser extent, education loans held to maturity include loans originated by Union Federal that we were unable to securitize or sell to a third party. Such loans are unencumbered.

        The majority of securitized loans are education loans guaranteed by TERI. As a result of the TERI Reorganization, the securitization trusts included in our Securitization Trusts segment have experienced a material negative effect on their ability to realize guaranty obligations of TERI. At September 30, 2010, we assumed that the trusts' receipts from TERI would be limited to the amount available in the pledged accounts held by TERI, which we have recorded as a separate receivable on the balance sheet. We expect to adjust our assumptions at December 31, 2010 to reflect the terms of the Modified Plan of Reorganization. See Note 10, "Commitments and Contingencies—TERI Reorganization," and Note 17, "Subsequent Events," for additional information.

        The remaining securitized loans are held by GATE Trusts that benefit from credit enhancement arrangements with the borrowers' educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

        The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$7,682,819	$25,195
Net unamortized acquisition costs and origination fees	291,690	—

Gross loans outstanding	7,974,509	25,195
Allowance for loan losses	(530,636)	(24,804)

Education loans held to maturity, net of allowance	$7,443,873	$391

Principal outstanding of loans serving as collateral for long-term borrowings	$7,680,933	$—

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Education Loans Held to Maturity (Continued)

(b) Allowance for Loan Losses and the Related Provision for Loan Losses

        The following activity was recorded in the allowance for loan losses:

Three months ended September 30, 2010
(dollars in thousands)
Balance, beginning of period	$24,804
Cumulative effect of a change in accounting principle	517,804

Balance, beginning of period after cumulative effect	542,608
Provision for loan losses	107,064
Reserves reclassified from interest receivable for capitalized interest	4,810
Charge-offs	(129,651)
Recoveries from borrowers	5,805

Balance, end of period	$530,636

(c) Credit Quality of Loans

        In School/Deferment.    Under the terms of the majority of the education loans, borrowers are eligible to defer principal and interest payments while carrying a specified credit hour course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts as of November 9, 2010, the number of borrowers in deferment status will decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

        Forbearance.    Under the terms of the education loans, borrowers may apply for forbearance, which is a temporary reprieve from making full contractual payments due to financial hardship. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

  •
  Basic forbearance—Cessation of all contractual payments for a maximum allowable forbearance period of one year, granted in three-month increments.

  •
  Alternative payment plans—Under alternative payment plans, a borrower can make a reduced payment for a limited period of time. The amount of the payment varies under different programs available and may be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program.

        Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When forbearance ceases, unpaid interest is capitalized and added to principal outstanding, and the borrower's required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Education Loans Held to Maturity (Continued)

original maturity date. There is no forgiveness of principal or interest, reduction in the interest rate or extension of the maturity date.

        Forbearance programs result in a delay in the timing of payments received from borrowers, but at the same time, assuming the collection of forborne amounts, provide for an increase in the gross volume of cash receipts over the term of the education loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

        In repayment.    The repayment status of borrowers, including borrowers making payments pursuant to alternative payment plans, is determined by contractual due dates.

        The following table provides information on the status of education loans outstanding:

	September 30, 2010	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$348,774	4.5%
In school/deferment	1,494,923	19.5
In repayment, including alternative payment plans(1), classified as:
Current — ≤30 days past due	5,263,153	68.5
Current — >30 days past due, but ≤120 days past due	390,406	5.1
Delinquent — >120 days past due, but ≤180 days past due	84,590	1.1
In default — >180 days past due, but not charged-off	100,973	1.3

Total gross loan principal outstanding	$7,682,819	100.0%

Non-accrual loan principal (>120 days past due, but not in default or charged-off)	$185,563	2.4%
Past due loan principal (>90 days but <120 days past due still accruing interest)	80,742	1.1

(1)
At September 30, 2010, borrowers in repayment with loan principal outstanding of approximately $1.61 billion were making reduced payments under alternative payment plans.

(6) Deposits for Participation Interest Accounts

        During the first quarter of fiscal 2011, we began to perform services under Monogram loan program agreements with two clients. In connection with these two initial loan programs based on our Monogram platform, we have agreed to provide credit enhancement by funding deposits in participation accounts for each lender. Subject to contractual maximums specified in the applicable loan program agreements, we make quarterly deposits into participation accounts based on a percentage of projected credit losses for the expected volume and credit tiering of education loans to be originated

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Deposits for Participation Interest Accounts (Continued)

over the term of the agreement. Our funding is adjusted during the origination period for changes to expected loan volumes and credit tiering based on actual experience. At the end of each origination period, the final funding is determined, and we have no further funding requirements under that applicable loan program agreement. Separate participation accounts are applicable to each loan program agreement and are not co-mingled between clients. During the first quarter of fiscal 2011, our initial funding of participation accounts was $8.5 million. We may agree to invest specified amounts of capital as a credit enhancement feature in connection with future loan programs, although the amount and structure offered to a particular lender would be negotiated in light of the anticipated size of the lender's program, the underwriting guidelines of the program and the terms of our business relationship with the lender.

        Participation accounts serve as first-loss reserves to the originating lenders for defaulted Monogram program loans. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their programs. As amounts are recovered from borrowers, those amounts are deposited back into the participation accounts. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the client, depending on the terms of the loan program agreements. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the participation accounts regardless of our ownership of the loan.

        The cash balances in participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts. In addition, participation account administration fees are deposited directly by our lender clients to the participation accounts. These fees represent compensation to us for providing the credit enhancement. However, interest and fees deposited to the participation accounts are not recognized separately as revenue in the statement of operations.

        To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances or default experience lower than our participation account funding, we are eligible to receive distributions from the participation accounts, including a monthly participation account administration fee.

        Participation accounts are carried at fair value in the balance sheet. Fair value is equal to the amount of cash on deposit in the account plus unrealized gains or losses. The cash value of the interest-bearing deposit reflects the realized costs of the credit enhancement offset by interest and fees earned. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of the balance sheet date, using a discount rate commensurate with the risks and durations involved. Changes in estimated fair value of participation accounts, excluding cash funding by us or distributions from the participation accounts to us, if any, are recorded in non-interest revenues as part of "Administrative and other fees."

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Service Revenue Receivables and Related Income

        Our service revenue receivables are recorded at fair value in our balance sheet. Asset servicing fee receivables represent the estimated fair value of service revenues earned as of the balance sheet date from the third-party owner of the Trust Certificate. Additional structural advisory fees and residual receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

(a) Asset Servicing Fee Receivables and Related Fees

        In March 2009, we entered into an asset services agreement with the third-party owner of the Trust Certificate. The services we provide include analysis and valuation optimization and services related to funding strategy, among others. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the NCLST Trusts, limited to the total cash flows expected to be generated by residuals. Our fees are due from the third-party owner of the Trust Certificate; however, receipt of our fees is contingent upon distributions from the NCSLT Trusts available to the owner of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the NCSLT Trusts. Our asset servicing fee receivables were $6.8 million and $5.8 million at September 30 and June 30, 2010, respectively, recorded at fair value in the balance sheet based on the net present value of future cash flows. See "—Education Loan Performance Assumption Overview" below for a description of the significant observable and unobservable inputs used to develop estimates of fair value.

        During the first quarters of fiscal 2011 and 2010, we recorded $978 thousand and $2.1 million as fee income, respectively, which represents the estimated net present value of fees to be received for services specifically provided during those reporting periods. The lower fees in the first quarter of fiscal 2011 reflect changes in our estimate of the timing and volume of residual cash flows to be paid to the third-party owner of the Trust Certificate. In addition, for such periods, we recognized fee updates of $91 thousand and $160 thousand, respectively, which reflected accretion for the passage of time on fees earned in prior periods.

(b) Additional Structural Advisory Fee and Residual Receivables and Related Trust Updates

        The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended September 30,
	2010	2009
	(dollars in thousands)
Trust updates:
Additional structural advisory fees	$725	$363
Residuals	(1,357)	824

Total trust updates	$(632)	$1,187

        Additional Structural Advisory Fees.    At June 30, 2010, additional structural advisory fee receivables were primarily due from the securitization trusts that we consolidated effective July 1, 2010 upon

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Service Revenue Receivables and Related Income (Continued)

adoption of ASU 2009-16 and ASU 2009-17. As such, these receivables, as well as the payables recorded by the trusts from which they are due, have been eliminated upon consolidation and are not reflected in our consolidated balance sheet at September 30, 2010. In addition, the changes in estimated fair value of these receivables due from consolidated securitization trusts recorded in revenues, as well as the changes in the liabilities recorded in expense by the consolidated securitization trusts, are also eliminated and do not appear in the consolidated statement of operations. The remaining receivables included in the consolidated balance sheet and trust updates in the consolidated statement of operations are due from other off-balance sheet VIEs.

        A significant amount of additional structural advisory fees that are eliminated are due from the NCSLT Trusts, for which we have no ownership of the residuals. As such, inter-company revenues due from the consolidated NCSLT Trusts are allocated to non-controlling interests. Non-controlling interests are calculated before eliminations, and inter-company revenues due from the consolidated NCSLT Trusts therefore continue to impact the consolidated net income or loss available to our stockholders.

        The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Three months ended September 30,
	2010	2009
	(dollars in thousands)
Fair value, beginning of period	$34,676	$55,130
Cumulative effect of a change in accounting principle	(33,473)	—

Fair value, beginning of period after cumulative effect	1,203	55,130
Cash received from trust distributions	(294)	(24)
Trust updates:
Passage of time—fair value accretion	43	1,746
Other factors, net	682	(1,383)

Total trust updates	725	363

Fair value, end of period	$1,634	$55,469

        Residuals.    At June 30, 2010, $5.2 million of our residual receivables were due from securitization trusts that we consolidated effective July 1, 2010 upon adoption of ASU 2009-16 and ASU 2009-17. At September 30, 2010, residual receivables and the related trust updates related to consolidated securitization trusts have been eliminated and are no longer reflected in our consolidated balance sheet or consolidated statement of operations. The residual receivables eliminated related to the three consolidated GATE Trusts. We continue to reflect residual receivables due from other off-balance sheet VIEs of $6.2 million at September 30, 2010. We recorded trust update losses of $1.4 million during the first quarter of fiscal 2011, primarily related to overall performance of off-balance sheet VIEs, partially offset by a decrease in the discount rate and accretion for the passage of time.

        See "—Education Loan Performance Assumption Overview" below for a description of the significant observable and unobservable inputs used in to develop the estimated fair values of our additional structural advisory fee and residual receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Service Revenue Receivables and Related Income (Continued)

(c) Education Loan Performance Assumption Overview

  Default, Recovery and Prepayment Rate Assumptions

        During the third quarter of fiscal 2010, we completed initial enhancements to the financial models that we use to estimate the fair value of our service receivables. The enhancements provided for the inclusion of certain prospective macroeconomic factors in our default and prepayment assumptions for those education loans securitized in the NCSLT Trusts.

        Risk Segments.    The majority of our additional structural advisory fee receivables are due from the NCSLT Trusts, and all of our asset servicing fees are due from the third-party owner of the Trust Certificate, and are dependent upon the performance of such trusts. During the third quarter of fiscal 2010, we retroactively scored loans held by the NCSLT Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. The table below identifies performance assumptions for each segment, as well as the percentage of the NCSLT Trust portfolios in each segment, for all NCSLT Trusts, including those that have and have not been consolidated.

	September 30, 2010			June 30, 2010
NCSLT Portfolio	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3
Distribution by original loan amount	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	4.1	6.5	16.2	4.3	6.7	16.9
In repayment	18.7	20.8	33.7	18.5	20.5	33.1

Total by segment	22.8	27.3	49.9	22.8	27.2	50.0
Gross default rate(3)	9.5	19.5	49.0	9.7	19.6	48.8
Recovery rate(4)	40.0	40.0	40.0	40.0	40.0	40.0
Net default rate(5)	5.7	11.7	29.4	5.8	11.8	29.3
Prepayment rate(6)	7.0	5.0	3.1	6.9	4.9	3.1

(1)
Outstanding aggregate principal and capitalized interest balance as of September 30, 2010 or June 30, 2010.

(2)
Loans "not in repayment" include loans in deferment or basic forbearance status as of September 30, 2010.

(3)
Historical and projected defaults over the lives of the trusts as a percentage of original outstanding aggregate principal.

(4)
Historical and projected recoveries, net of historical and projected collections costs, as a percentage of historical and projected cumulative gross defaults.

(5)
Historical and projected defaults over the lives of the trusts less historical and projected recoveries, net of collection costs, as a percentage of original outstanding aggregate principal.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Service Revenue Receivables and Related Income (Continued)

(6)
Amount presented is the weighted average conditional prepayment rate (CPR) over the lives of the trusts. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

        The table below identifies our overall assumptions as of September 30, 2009, and the change in those assumptions during the first quarter of fiscal 2010.

	Assumptions as of September 30, 2009	Change in assumptions for the three months ended September 30, 2009
Gross default rate	20.1%	1.1%
Recovery rate	40.0	—
Net default rate	12.1	0.7
Prepayment rate	8.0	—

        Default and Recovery Rates.    During the third quarter of fiscal 2010, we enhanced our methodology for developing default assumptions to incorporate certain prospective macroeconomic factors. During the fourth quarter of fiscal 2010 and first quarter of fiscal 2011, we have kept our assumed default rates constant based on this refined methodology, as we continue to believe that our default rate assumptions are appropriate. In addition, we have not made any changes to our recovery rates, and, as a result, we did not record any changes in the estimated fair values of asset servicing fee, additional structural advisory fee or residual receivables during the first quarter of fiscal 2011 related to changes in default or recovery rate assumptions.

        During the first quarter of fiscal 2010, we increased the projected gross default rate by 1.1% with no change to the recovery rate, reflecting actual default experience in excess of projections as of September 30, 2009. The increase in the default rate resulted in a decrease in the estimated fair value of additional structural advisory fee receivables, but had no material impact on the estimated fair values of asset servicing fee or residual receivables.

        Prepayment Rates.    During the three months ended September 30, 2010 and 2009, we made no changes to the assumptions for prepayment rates and accordingly, no changes to the estimated fair values of service revenue receivables related to prepayment rate assumptions during those periods. However, the prepayment rate assumptions used at September 30, 2010 were lower than those used at September 30, 2009 as a result of the prevailing interest rate environment and economic conditions, such as unemployment rates, at each balance sheet date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Service Revenue Receivables and Related Income (Continued)

  Discount Rate Assumptions

        The following table identifies our discount rate assumptions and changes in the assumptions:

	Assumptions as of	Change in assumptions for the three months ended	Assumptions as of	Change in assumptions for the three months ended
	September 30, 2010		September 30, 2009
Asset servicing fee receivables	16.0%	—%	16.0%	(1.0)%
Additional structural advisory fee receivables	10.0 or 14.0	(4.0) or 0	11.3	(1.2)
Residual receivables	10.0	(6.0)	16.0	(1.0)

        Discount Rate—Asset Servicing Fees.    In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. At September 30, 2010 and 2009, we used a discount rate of 16.0% for purposes of estimating the fair value of asset servicing fees, which are contingent upon residual distributions to the third-party owner of the Trust Certificate.

        Discount Rate—Additional Structural Advisory Fees.    At September 30, 2010, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the NCSLT Trusts, both consolidated and not consolidated. This rate is unchanged from the prior period. The 14.0% discount rate used for additional structural advisory fees reflects market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, as well as rates used in the much broader ABS market and is 2.0% less than the 16.0% used for asset servicing fee receivables, reflecting the seniority of our additional structural advisory fees in our cash flow waterfall of the securitization trusts. For other off-balance sheet VIEs for which we have additional structural advisory fees due, we reduced the discount rate to 10.0% reflecting performance characteristics and our most recent estimates of the shorter weighted-average lives of those fees. This change did not have a material impact to our receivables.

        At September 30, 2009, we used a discount rate of 11.3%, down 1.2% from the prior period due to the tightening in credit spreads during that quarter. Prior to the methodology enhancements put in place in the third quarter of fiscal 2010, our projections indicated a shorter life for our additional structural advisory fees, and our discount rate was based on the 10-year U.S. Treasury Bond rate plus a risk premium (8.0% at September 30, 2009). In determining the risk premium, we considered factors such as yields on B-rated instruments and the level of available cash flows from residual interests that support the additional structural advisory fees.

        Discount Rate—Residuals.    In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. At September 30, 2010, the only remaining residuals on our consolidated balance sheet are due from trusts dating from 2000 to 2004. Due to the seasoning of the trusts, applicable credit

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Service Revenue Receivables and Related Income (Continued)

enhancements and the characteristics of the collateral held by these trusts, the weighted-average lives of fees due from these trusts are much shorter than that of our asset servicing fees, and as such, we have reduced the discount rate for these trusts to 10.0%. This change did not have a material impact to our receivables.

        At September 30, 2009, we used a discount rate of 16.0% for purposes of estimating the fair value of residuals receivables, which, as of that date, included residuals due from the three GATE Trusts that are now eliminated in consolidation. This discount rate decreased 1.0% from the prior quarter due to the tightening of credit spreads in the debt capital markets during that period, and resulted in an increase in the estimated fair value of residuals during the three months ended September 30, 2009.

  Other Assumptions

        Forward LIBOR Curve.    Fluctuations in interest rates, specifically the London Interbank Offered Rate (LIBOR), which is the underlying rate for most of the securitization trusts' assets and liabilities, can have a significant impact on the cash flows generated by each securitization trust. The forward LIBOR curve is a market observable input obtained from an independent third party. Changes in the forward LIBOR curve can have a significant impact on the principal balances of the education loans (especially early in a loan's life when interest is capitalizing on loans in deferment), which affects the overall net interest margin the securitization trust can generate, and can impact our additional structural advisory fee receivables as the majority of accrued but unpaid fees bear interest at LIBOR plus 1.5%. In addition, certain securitization trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, decreases the estimated fair value of our service receivables.

        During the three months ended September 30, 2010, the forward LIBOR curve moved down approximately 35 to 50 basis points across the curve, resulting in a decrease in the estimated fair value of our additional structural advisory fee receivables, but not materially impacting the residuals that remain on our balance sheet. During the three months ended September 30, 2009, there was contraction in the forward LIBOR curve of approximately 20 to 50 basis points, resulting in a decrease in the estimated fair value of our additional structural advisory fee receivables, but with no material impact to asset servicing fee or residual receivables.

        Auction Rate Note Interest Rates.    As a result of failed auctions and deterioration in the credit ratings of securitization trusts that issued auction rate notes, the auction rate notes currently bear interest at a maximum spread over one-month LIBOR as specified in the applicable indentures. During fiscal 2010 and the first quarter of fiscal 2011, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

(8) Long-term Borrowings

        Through the securitization process, the 14 consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD, its other subsidiaries, or the originating lenders or their assignees.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Long-term Borrowings (Continued)

        The following table provides additional information on long-term borrowings:

	September 30, 2010
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,909,190	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,450,121	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	133,550	+3.50	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	105,420	4.80 to 9.75		Monthly

Total long-term debt	$8,848,281

(1)
The averages of one-month LIBOR and three month LIBOR for the three months ended September 30, 2010 were 0.31% and 0.43%, respectively.

(2)
Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indentures, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.

(3)
Interest-only securities have a combined notional value of $1.84 billion at September 30, 2010 and have varying maturity dates from April 2011 to October 2014.

        Interest payments and principal paydowns on the debt are made from collections on the purchased loans, on a monthly or quarterly basis, as indicated in the table above. Within any given securitization trust, there may exist multiple classes of notes, certificates or interest-only securities. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Interest payments and principal paydowns are made each distribution period based on cash available to the trust in accordance with the subordination priorities established in the trust indentures. Payments on interest-only strips are made based on notional values and have scheduled maturity dates. Principal payments are not based on scheduled maturity dates. Each securitization trust is a standalone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust is independent from any other trust.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value of Financial Instruments

(a) Financial Instruments Recorded at Fair Value in the Balance Sheet

        For financial instruments recorded at fair value in the balance sheet, that financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for financial instruments recorded at fair value in the balance sheet:

  •
  Cash equivalents include money market funds with available quoted market prices on active markets that we classify as Level 1 of the valuation hierarchy.

  •
  Investments held for sale are federal agency mortgage-backed securities that are marked to market using pricing from an independent third party and are classified as Level 2 in the hierarchy.

  •
  Participation account deposits and service revenue receivables do not have available market prices. As such, fair value is estimated using the net present value of expected future cash flows. At September 30, 2010, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposit. See Note 7, "Service Revenue Receivables and Related Income," for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. At June 30, 2010, market prices were not available for education loans held for sale and fair value was estimated using the net present value of expected future cash flows. These assets are classified within Level 3 of the valuation hierarchy.

        The following table presents financial instruments carried at fair value in the consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring and nonrecurring basis:

	September 30, 2010				June 30, 2010
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Recurring:
Cash equivalents	$195,304	$—	$—	$195,304	$216,050	$—	$—	$216,050
Investments available for sale	—	4,287	—	4,287	—	4,471	—	4,471
Deposits for participation interest accounts	—	—	8,482	8,482	—	—	—	—
Service revenue receivables	—	—	14,730	14,730	—	—	53,279	53,279
Non-recurring:
Education loans held for sale(1)	—	—	—	—	—	—	105,082	105,082

Total assets:	$195,304	$4,287	$23,212	$222,803	$216,050	$4,471	$158,361	$378,882

(1)
Education loans held for sale were held by UFSB-SPV, which was deconsolidated on July 1, 2010 in connection with the adoption of ASU 2009-16 and ASU 2009-17.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value of Financial Instruments (Continued)

        The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2010 and 2009. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at the balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, nor between Levels 1 and 2, for the periods presented.

	Three months ended September 30,
	2010					2009
	Fair value, July 1, 2010	Change in accounting principle	Realized and unrealized gains (losses), recorded in non-interest revenues	Funding and settlements	Fair value, September 30, 2010	Fair value, July 1, 2009	Realized and unrealized gains (losses), recorded in non-interest revenues	Settlements	Fair value, September 30, 2009
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$5	$8,477	$8,482	$—	$—	$—	$—
Service revenue receivables	53,279	(38,692)	437	(294)	14,730	67,475	3,449	(24)	70,900

Total assets:	$53,279	$(38,692)	$442	$8,183	$23,212	$67,475	$3,449	$(24)	$70,900

(b) Fair Values of Other Financial Instruments

        Fair value estimates for financial instruments not carried at fair value in our consolidated balance sheet are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. We have elected not to apply the fair value provisions available under ASC 820 to these assets and liabilities. Disclosure of fair value estimates is not required for certain items, such as premises and equipment, intangible assets and income tax assets and liabilities.

        The short duration of many of our assets and liabilities result in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of short-term investments, federal funds sold restricted cash and guaranteed investment contracts, receivable from TERI for pledged accounts and deposits approximate fair value due to their short duration, and that the fair value of mortgage loans held to maturity is not materially different from its carrying value.

        The estimated fair values of education loans held to maturity and long-term borrowings presented in the table below were based on the net present value of cash flows, using the same observable and unobservable performance assumptions that we used to estimate the fair value of our service revenue receivables, applying discount rates commensurate with the duration, yield and credit ratings of the assets or liabilities, as applicable. The fair value of UFSB-SPV's liability under the education loan warehouse facility was estimated based upon the fair values of eligible assets used as collateral.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Fair Value of Financial Instruments (Continued)

        The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in the balance sheet:

			June 30, 2010
	September 30, 2010
			Carrying value
	Carrying value	Fair value		Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$7,443,873	$5,309,965	$391	$391
Education loan warehouse facility	—	—	218,059	108,447
Long-term borrowings	8,848,281	6,017,948	—	—

(10) Commitments and Contingencies

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

        In April 2010, the Bankruptcy Court held a hearing to consider confirmation of the fourth amended and restated plan of reorganization (Plan of Reorganization). The Plan of Reorganization included a proposed settlement of an adversary complaint filed by the Creditors Committee challenging certain security interests granted by TERI to the NCSLT Trusts, as well as other provisions that would affect the claims of the NCSLT Trusts. Each of the NCSLT Trusts voted, or were deemed to have voted, in favor of the Plan of Reorganization in April 2010, thereby electing to accept settlement of the adversary proceeding and their respective claims. The Bankruptcy Court subsequently made findings at the confirmation hearing that the Plan of Reorganization met the requirements for confirmation under the Bankruptcy Code. Following such hearing, however, TERI and the Creditors Committee filed a motion to modify the Plan of Reorganization. In July 2010, the Bankruptcy Court denied the motion and also vacated the earlier findings that the Plan of Reorganization met the requirements for confirmation.

        In August 2010, TERI and the Creditors Committee filed the Modified Plan of Reorganization and a motion seeking approval of revised disclosure materials and procedures by which creditors who previously voted on the Plan of Reorganization would have the opportunity to change their vote with respect to the Modified Plan of Reorganization. Each of the NCSLT Trusts voted, or were deemed to have voted, in favor of the Modified Plan of Reorganization in September 2010, thereby electing to accept settlement of the adversary proceeding and their respective claims. On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which will become effective on a date to be determined by the Creditors Committee provided that the conditions for effectiveness set forth in the Modified Plan of Reorganization have been met.

        In October 2008, we filed proofs of claim against TERI alleging damages and other claims in the aggregate contingent amount of $87.0 million. On October 8, 2010, FMD, FMER and FMDS entered into the Stipulation, settling certain claims against TERI. The receivables from TERI recorded on our

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Commitments and Contingencies (Continued)

balance sheet at September 30, 2010 were limited to the aggregate balances in pledged accounts available to the securitization trusts under the Modified Plan of Reorganization. We did not record at September 30, 2010 any additional receivables in respect of our claims settled by the Stipulation. Any amounts recovered from TERI or liabilities released pursuant to the Stipulation will be recorded as a gain in the period in which they are realized.

        See Note 17, "Subsequent Events," for additional information regarding the Stipulation and Modified Plan of Reorganization.

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

(c) Assumption of Potential Contingent Liabilities of Union Federal

        In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility (Facility) of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the Facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed $20.0 million in the aggregate (Liability Cap). Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender's aggregate losses exceeded $3.5 million (Deductible), at which point Union Federal and UFSB-SPV would only be liable for amounts above the Deductible up to the Liability Cap. Neither the Liability Cap nor the Deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Commitments and Contingencies (Continued)

(d) Agreements with Lender Clients

        Under the terms of loan purchase agreements entered into with lender clients prior to fiscal 2010, we generally had an obligation to use our best efforts to facilitate the purchase of the client's TERI-guaranteed education loans during a specified loan purchase period. The length of the loan purchase period varied by client and generally ranged from 195 days to 555 days following final loan disbursement. Under the terms of certain of our loan purchase agreements, if we failed to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the education loans as to which the loan purchase period had expired. Those loan purchase agreements that limited our liability to liquidated damages generally provided that our obligation to close a securitization was subject to the condition that no "market disruption event" had occurred. Under certain of these loan purchase agreements, the TERI Reorganization constituted a "market disruption event," suspending our contractual obligation to close a securitization. Any liquidated damages would have been due at expiration of the relevant loan purchase period, which would not have occurred for a period of time after the market disruption event ceased. On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization pursuant to which TERI will reject its guaranty agreements. See Note 17, "Subsequent Events—TERI Modified Plan of Reorganization," for additional information regarding the Modified Plan of Reorganization. The rejection of TERI's guaranty agreements will generally terminate our purchase obligations under our loan purchase agreements. No amounts were accrued in the financial statements with respect to potential liabilities under these loan purchase agreements as of September 30, 2010.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Segment Reporting

        Operating results by segment were as follows:

	Three months ended September 30,
	2010				2009
	Loan Operations	Securitization Trusts	Eliminations	Total	Loan Operations	Deconsolidation and Eliminations	Total
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$480	$87,451	$10	$87,941	$4,454	$4,028	$8,482
Interest expense	(383)	(18,043)	—	(18,426)	(841)	(3,201)	(4,042)

Net interest income	97	69,408	10	69,515	3,613	827	4,440
Provision for loan losses	(59)	(107,064)	—	(107,123)	50	—	50

Net interest income (loss) after provision for loan losses	38	(37,656)	10	(37,608)	3,663	827	4,490
Non-interest revenues:
Asset servicing fees:
Fee income	978	—	—	978	2,102	—	2,102
Fee updates	91	—	—	91	160	—	160

Total asset servicing fees	1,069	—	—	1,069	2,262	—	2,262
Additional structural advisory fees and residuals—trust updates	(710)	—	78	(632)	1,187	—	1,187
Administrative and other fees	4,647	293	(2,687)	2,253	5,768	(171)	5,597

Total non-interest revenues	5,006	293	(2,609)	2,690	9,217	(171)	9,046

Total revenues	5,044	(37,363)	(2,599)	(34,918)	12,880	656	13,536
Non-interest expenses:
Compensation and benefits	7,871	—	—	7,871	8,137	—	8,137
General and administrative expenses	12,160	11,770	(2,833)	21,097	17,654	535	18,189
Losses on education loans held for sale	—	—	—	—	60,403	63,523	123,926

Total non-interest expenses	20,031	11,770	(2,833)	28,968	86,194	64,058	150,252

Income (loss) before income taxes	(14,987)	(49,133)	234	(63,886)	(73,314)	(63,402)	(136,716)
Income tax benefit	(2,585)	—	—	(2,585)	(17,207)	(25,443)	(42,650)

Net income (loss)	(12,402)	(49,133)	234	(61,301)	(56,107)	(37,959)	(94,066)
Net loss attributable to non-controlling interests	—	50,680	—	50,680	—	—	—

Net income (loss) available to First Marblehead stockholders	$(12,402)	$1,547	$234	$(10,621)	$(56,107)	$(37,959)	$(94,066)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Segment Reporting (Continued)

	September 30, 2010
	Loan Operations	Securitization Trusts	Eliminations	Total
Total assets	$443,333	$7,866,173	$(41,371)	$8,268,135
Total liabilities	106,247	8,905,582	(35,967)	8,975,862
Non-controlling interests	—	(1,029,637)	—	(1,029,637)

        Our Loan Operations segment includes all of our services to owners of education loans for program design, program support, loan origination, portfolio management, trust administration and asset servicing, including services provided to our Securitization Trusts segment. In addition, the operations of our bank subsidiary, Union Federal, are included in Loan Operations. The financial results of our Securitization Trusts segment relate only to the 14 consolidated securitization trusts that resulted from a change in accounting principle effective July 1, 2010, prospectively. The amounts presented in "Eliminations" for the three months ended September 30, 2010 relate to income recognized by our Loan Operations segment and expenses recognized by our Securitizations Trusts segment for services provided by Loan Operations, as well as the elimination of the residual interests held by Loan Operations in the GATE Trusts. The amounts presented in "Deconsolidation and Eliminations" for the three months ended September 30, 2009 relate to the operating results of UFSB-SPV, deconsolidated effective July 1, 2010, and the related tax adjustments and inter-company eliminations recorded as a result of consolidating UFSB-SPV in prior periods. Such amounts are presented separately from Loan Operations to allow for comparability between periods. See Note 1, "Nature of Business," for a more detailed description of our reporting segments.

(12) Net Interest Income

        The following table reflects the components of net interest income:

	Three months ended September 30,
	2010	2009
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$182	$122
Short-term investments and federal funds sold	77	2
Restricted cash and guaranteed investment contracts	94	—
Investments available for sale	51	104
Education loans held for sale	—	8,125
Education loans held to maturity	87,441	—
Mortgage loans held to maturity	96	129

Total interest income	87,941	8,482
Interest expense:
Time and savings account deposits	186	471
Money market account deposits	39	228
Education loan warehouse facility	—	3,200
Other interest-bearing liabilities	158	143
Long-term borrowings	18,043	—

Total interest expense	18,426	4,042

Net interest income	$69,515	$4,440

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) General and Administrative Expenses

        The following table reflects components of general and administrative expenses:

	Three months ended September 30,
	2010	2009
	(dollars in thousands)
General and administrative expenses:
Third-party services	$5,336	$6,090
Depreciation and amortization	2,527	3,693
Occupancy and equipment	2,453	6,336
Servicer fees	6,071	338
Trust collection costs and other trust expenses	3,026	—
Other	1,684	1,732

Total	$21,097	$18,189

(14) Income Taxes

        Income tax benefit decreased to $2.6 million for the first quarter of fiscal 2011 from $42.7 million for the first quarter of fiscal 2010. The decrease in income tax benefit was primarily the result of a decrease in the amount of the loss before income tax benefit between periods. In addition, during the first quarter of fiscal 2011, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss available to First Marblehead stockholders, defined as the loss before income taxes less the net loss attributable to non-controlling interests, decreased to 19.6% from an effective tax rate of 31.2% for the first quarter of fiscal 2010. The decrease in our effective tax rate was primarily due to the establishment of a valuation allowance on the net operating loss carry forward deferred tax asset, our inability to utilize state net operating losses, particularly in Massachusetts, which does not provide for any carry back or carry forward of such losses, certain permanent differences, and expense accruals related to unrecognized tax benefits.

        We have determined that a valuation allowance is necessary for certain deferred tax assets, as under current law, we do not have remaining taxes paid within available net operating loss carry back periods, and it is more likely than not that these assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. The valuation allowance reduced our effective tax rate by approximately 8.3%. We will continue to review the recognition of deferred tax assets on a quarterly basis.

        Net unrecognized tax benefits were $20.1 million at September 30, 2010 and June 30, 2010. At September 30, 2010, we had $4.2 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $3.8 million accrued for interest and no amounts accrued for the payment of penalties.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) was signed into law. As a result of the WHBAA, we were able to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We have filed our fiscal 2010 tax return and carried that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carry back rules, we have recorded an income tax receivable at September 30, 2010 of approximately $45.1 million, which was received on October 1, 2010. The tax refund included

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Income Taxes (Continued)

$21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend from Union Federal to First Marblehead of up to $29.0 million. The approved amount of the dividend includes the $21.2 million that we distributed to Union Federal pursuant to our tax sharing agreement. As of November 9, 2010, Union Federal had not paid such dividend.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.

        During April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009. In connection with the October 1, 2010 tax refund, the IRS has expanded its audit to include fiscal year 2010. We cannot predict the timing or outcome of the audit at this time. As of the date of this quarterly report, no adjustments had been proposed by the IRS.

(15) Net Loss per Share Available to First Marblehead Stockholders

        The following table sets forth the computation of basic and diluted net loss per share of common stock available to First Marblehead stockholders:

	Three months ended September 30,
	2010	2009
	(dollars and shares in thousands, except per share amounts)
Net loss available to First Marblehead stockholders	$(10,621)	$(94,066)
Net loss per common share available to First Marblehead stockholders:
Basic	$(0.11)	$(0.95)
Diluted	(0.11)	(0.95)
Weighted-average shares outstanding:
Basic	100,762	99,156
Diluted	100,762	99,156
Anti-dilutive common stock equivalents	9,026	8,880

        As a result of the net losses available to our stockholders for the periods presented, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include restricted stock units, Series B Non-Voting Convertible Preferred Stock and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the report date.

(16) Union Federal Regulatory Matters

(a) Regulatory Capital Requirements

        Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Union Federal Regulatory Matters (Continued)

framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Union Federal's equity capital was $43.9 million at September 30, 2010.

        Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	September 30, 2010	June 30, 2010
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	126.1%	124.8%
Total capital	8.0	10.0	126.7	125.5
Tier 1 leverage ratio	4.0	5.0	34.1	27.9

        As of September 30, 2010 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

        On October 22, 2010, the OTS approved a cash dividend from Union Federal to First Marblehead of up to $29.0 million. The approved amount of the dividend includes the $21.2 million that we distributed to Union Federal pursuant to our tax sharing agreement. As of November 9, 2010, Union Federal had not paid such dividend.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Union Federal Regulatory Matters (Continued)

(b) Supervisory Agreement and Order to Cease and Desist

        In July 2009, FMD entered into a supervisory agreement (Supervisory Agreement) with the OTS and Union Federal entered into an order to cease and desist (Order) with the OTS, each of which were terminated by the OTS in its entirety in March 2010.

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

(17) Subsequent Events

(a) TERI Stipulation

        In October 2008, FMD and FMER asserted claims against TERI's bankruptcy estate in the aggregate amount of $87.0 million, including damages related to the rejection by TERI of its contracts with FMD and FMER. In addition, FMDS asserted claims, unliquidated in amount, seeking indemnification and reimbursement for fees incurred as administrator of securitization trusts holding TERI-guaranteed private education loans.

        On October 8, 2010, FMD, FMER and FMDS (FM Stipulation Parties) entered into the Stipulation with TERI and the Creditors Committee. The Bankruptcy Court entered an order approving the Stipulation on October 18, 2010. Except as otherwise noted below, the Stipulation resolved all claims and controversies among the FM Stipulation Parties and TERI. The Stipulation provided, among other things:

  •
  FMD and FMER have allowed unsecured, non-priority claims against TERI's bankruptcy estate in the aggregate amount of approximately $28.1 million;

  •
  Excluding the FM Stipulation Parties' obligations under the Stipulation, TERI provided a general release in favor of the FM Stipulation Parties and their affiliates relating to all claims arising prior to October 18, 2010, subject to a carve-out for a dispute relating to certain obligations and restrictions that FMD and FMER allege continue to apply to TERI's use of certain loan data (Dispute);

  •
  Excluding TERI's obligations under the Stipulation and the FM Stipulation Parties' allowed claims against TERI's bankruptcy estate, the FM Stipulation Parties provided a general release in favor of TERI and its affiliates relating to all claims arising prior to October 18, 2010, subject to a carve-out for the Dispute;

  •
  TERI and its successors acknowledged that each of FMD and FMER performed in full all of its respective duties and discharged in full all of its respective obligations arising prior to October 7, 2010 under the transition services agreement dated as of May 30, 2008 among TERI, FMD and FMER; and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Subsequent Events (Continued)

  •
  The allowed claims of FMD and FMER were deemed to vote in favor of the Modified Plan of Reorganization.

        The receivables from TERI recorded on our balance sheet at September 30, 2010 were limited to the aggregated balances in pledged accounts available to the securitization trusts under the Modified Plan Reorganization. We did not record at September 30, 2010 any additional receivables in respect of our claims settled by the Stipulation. We have recorded notes payable to TERI and other liabilities on our consolidated balance sheet as of September 30, 2010. Pursuant to the terms of the Stipulation, remaining amounts due to TERI were released, and during the second quarter of fiscal 2011, we expect to record a gain on the reversal of these liabilities.

(b) TERI Modified Plan of Reorganization

        On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization. The Modified Plan of Reorganization provides, among other things, that general unsecured creditors of TERI, including us, will receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans to be held by a liquidating trust. General unsecured creditors are expected to receive a small portion of their respective allowed claims shortly following the effective date of the Modified Plan of Reorganization, based on the amount of cash to be transferred from TERI to the liquidating trust pursuant to the Modified Plan of Reorganization. Additional distributions to general unsecured creditors are expected to occur from time to time, based on the level of recoveries or other proceeds in respect of the loan portfolio to be held by the liquidating trust. Recoveries on defaulted education loans may be collected over many years, and amounts ultimately received by general unsecured creditors may depend in part on the experience and skill of the party or parties managing collections with respect to such loans.

        The Modified Plan of Reorganization will become effective on a date established by the Creditors Committee, provided that all conditions precedent to effectiveness set forth in the Modified Plan of Reorganization have been met. As of November 9, 2010, the Modified Plan of Reorganization had not yet been declared effective.

        The Modified Plan of Reorganization generally provides for the following in the case of the NCSLT Trusts, each of which voted or was deemed to vote in favor of the Modified Plan of Reorganization:

  •
  Each NCSLT Trust's claims, and the adversary proceeding relating to such trust's security interests, will be settled;

  •
  The claims estimation methodology developed by the Creditors Committee forms the basis for estimating the NCSLT Trusts' contingent guaranty claims based on future loan defaults. In most cases, those claims will exceed the available collateral, and the excess will be treated as unsecured claims against TERI's estate in amounts specified in the Modified Plan of Reorganization;

  •
  Each NCSLT Trust will receive all, or a portion of, any remaining balance in its respective pledged account;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Subsequent Events (Continued)

  •
  Certain defaulted loans purchased by TERI prior to April 7, 2008 (Petition Date) will be transferred to the indenture trustee for the benefit of the noteholders of the respective NCSLT Trust;

  •
  Defaulted loans purchased by TERI after the Petition Date will be transferred to the liquidating trust as assets available for distribution among unsecured creditors;

  •
  Recoveries on defaulted loans, which have been deposited into escrow since July 2008, will be transferred back to the respective NCSLT Trust to the extent that they relate to defaulted loans purchased by TERI prior to the Petition Date;

  •
  TERI will release its claim against the NCSLT Trusts for payment of subsequent guaranty fees; and

  •
  The litigation commenced by the Creditors Committee will be dismissed with prejudice against the indenture trustee, the NCSLT Trusts, and the administrator, FMDS.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of Part I of this quarterly report and in conjunction with the audited financial statements included in our Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on September 2, 2010.

        We use the terms "we," "us" and "our" in this quarterly report to refer to the business of The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities, or VIEs, on a consolidated basis. We use the term "First Marblehead" or "FMD" in this quarterly report to refer to the business of The First Marblehead Corporation on a stand-alone basis.

Factors That May Affect Future Results

        In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "observe," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" set forth under "—Executive Summary—Application of Critical Accounting Policies and Estimates" and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 9, 2010.

Executive Summary

Overview

        The presentation of our financial results for the fiscal quarter ended September 30, 2010 significantly differs from prior periods due to the adoption of Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, as described in more detail in Note 2, "Summary of Significant Accounting Policies—Consolidation" and Note 3, "Change in Accounting Principle," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective as of July 1, 2010, we have consolidated 14 VIEs. These VIEs are securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we have deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result, beginning with this quarterly report, we will report on two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

        The results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as "Loan Operations" throughout this quarterly report. The financial results of our Loan Operations segment have generally been derived from our services relating to private education loans, as further described below.

        The VIEs consolidated upon our adoption of ASU 2009-16 and 2009-17 consist of 14 securitization trusts that purchased portfolios of private education loans facilitated by us during our fiscal years 2003 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, "Summary of Significant Accounting Policies—Consolidation," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts that we have facilitated financed purchases of private education loans by issuing debt to third-party investors. The education loans purchased by certain of the securitization trusts, which we refer to as the NCSLT Trusts, were initially subject to a repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the consolidated securitization trusts, 11 are NCSLT Trusts and three are NCT Trusts. We refer to the consolidated NCT Trusts as the GATE Trusts. We present the financial results of the 14 consolidated securitization trusts as a single segment referred to as "Securitization Trusts" throughout this quarterly report. Administration of such trusts, including investor reporting and default prevention and portfolio management services, is provided by our Loan Operations segment.

        For the three months ended September 30, 2010, the revenues and expenses included in "Eliminations" for segment reporting purposes relate to revenues recorded by our Loan Operations segment, and expenses recorded by our Securitization Trusts segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to initial securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Loan Operations segment in the GATE Trusts.

        For the three months ended September 30, 2009, the financial results of UFSB-SPV, which was deconsolidated on July 1, 2010 with the adoption of ASU 2009-16 and ASU 2009-17, as well as related adjustments to deferred tax assets and eliminations of inter-company revenues that were recorded due to consolidating UFSB-SPV in prior periods, have been separately presented in "Deconsolidation and Eliminations" for segment reporting purposes to allow for comparability between periods.

  Loan Operations

        Under our Loan Operations segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing private education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated, portfolio management services and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. We sold the Trust Certificate in fiscal 2009, and NC Residuals Owners Trust held certain of the residual interests of some NCSLT Trusts.

        We offer clients the opportunity to outsource key components of their private education loan programs to us by offering the following services on a stand-alone, fee-for-service basis or as an integrated part of our Monogram platform:

  •
  Loan origination—We provide loan processing services to schools and lenders, from application intake through loan disbursement. We are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

  •
  Portfolio management—We manage private education loan portfolios on behalf of their owners, including securitization trusts facilitated by us, by employing risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure enables comprehensive analytics, based on validated data, and we are able to customize collections strategies as needed to optimize loan performance.

  •
  Trust administration—As administrator for securitization trusts that we facilitated, we perform various administrative functions, including preparation of financial statements and monitoring of the performance of loan servicers and third-party collection agencies. We are responsible for reconciliation of funds among the third parties and the trusts, and we also provide regular reporting to investors in these securitization trusts as well as other related parties.

  •
  Asset servicing—Our experience enables us to offer asset servicing such as residual analysis and valuation optimization services and strategies relating to asset funding to holders of a residual interest in private education loan securitizations.

        Our Monogram platform enables a lender to customize some or all of our service offerings based on its particular needs, including its risk control and return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the loans generated through our Monogram platform will generally have shorter repayment periods and an increased percentage of borrowers making payments while in school, in each case when compared to loans generated under programs that we previously facilitated, as well as high cosigner participation rates. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenues and client base.

        Development of our Monogram platform was completed in August 2009, and the first loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with the two initial Monogram-based loan programs, we agreed to provide credit enhancement to each of our lender clients by funding deposits for participation interests, which we refer to as participation accounts, up to dollar limits specified in the agreements, to serve as first-loss reserves for defaulted program loans. We have provided initial deposits into the participation accounts, and we will further fund the participation accounts on a quarterly basis during the term of the loan program agreements based on the volume and credit tiering of disbursed program loans. As consideration for providing the credit enhancement, we are entitled to receive a share of the interest generated on the loans. During the first quarter of fiscal 2011, we funded $8.5 million to participation accounts.

        Historically, the driver of our results of operations and financial condition for our Loan Operations segment was the volume of private education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients' private education loan programs, and substantially all of our income was derived from securitizations. Securitization refers to the technique of pooling private education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or at "cost" in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. For our past securitization services, we are entitled to receive additional structural advisory fees and residual cash flows from certain securitization trusts over time.

        Our bank subsidiary, Union Federal Savings Bank, or Union Federal, is a federally chartered thrift regulated by the Office of Thrift Supervision, or OTS, that offers residential and commercial mortgage loans and retail savings, money market and time deposit products. Prior to 2009, Union Federal also offered private education loans directly to consumers; however, Union Federal did not originate private education loans during fiscal 2009, fiscal 2010, or the first quarter of fiscal 2011, and as of November 9, 2010, we do not expect Union Federal to offer private education loans during the remainder of fiscal 2011. We have begun exploring strategic alternatives for Union Federal, including a potential sale.

  Securitization Trusts

        The financial results of our Securitization Trusts segment relate only to the 14 securitization trusts consolidated as a result of a change in accounting principle effective July 1, 2010. As a result, financial results for our Securitization Trusts segment are only presented as of the effective date of adoption, prospectively. The 14 consolidated securitization trusts are managed in accordance with their applicable indentures, as amended, and their tangible assets are limited to cash, allowable investments and private education loans, as well as the related principal and interest income receivables and recoverables on defaults. Their liabilities are limited to the debt issued to finance the private education loans and payables accrued in the normal course of their operations, all of which have been structured to be non-recourse to the general credit of First Marblehead.

        Of our 14 consolidated securitization trusts, 11 are NCSLT Trusts for which we have no ownership interest. As such, all of the financial performance of such trusts is allocated to non-controlling interests and does not directly impact the net loss or equity available to our stockholders. However, the financial performance of all of the NCSLT Trusts, both on and off balance sheet, does impact the ability of our Loan Operations segment to recover service revenue receivables due from these trusts or the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts.

        All eleven of our consolidated NCSLT Trusts hold private education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. We refer in this quarterly report to TERI's bankruptcy proceedings as the TERI Reorganization and to the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010 as the Modified Plan of Reorganization. The TERI Reorganization has had a material adverse effect on the ability of the NCSLT Trusts to realize guaranty obligations of TERI. Under the Modified Plan of Reorganization, which was confirmed on October 29, 2010, TERI will reject its guaranty agreements and settle claims with these securitization trusts upon the effectiveness of the Modified Plan of Reorganization. TERI's rejection of its obligations under the guaranty agreements, combined with higher levels of defaults than initially projected, has had, and will likely continue to have, a material adverse impact on the financial condition of our Securitization Trusts segment.

Business Trends and Uncertainties

        The following discussion of business trends and uncertainties is focused on our Loan Operations segment. Almost all of the operating results of our Securitization Trusts segment are allocated to non-controlling interests and do not, therefore, have a significant effect on the net income or loss available to our stockholders.

        We have not accessed the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, continued through fiscal 2009 and fiscal 2010 and, to a lesser extent, persisted as of November 9, 2010. General economic conditions in the United States have deteriorated and have not fully recovered over this time period. Our business has been and continues to be materially adversely impacted by these conditions.

        In addition, credit performance of consumer-related loans generally, as well as private education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States, including increased unemployment rates and higher levels of private education loan defaults. While there have been some recent improvements, the interest rate and economic and credit environments may continue to have a material negative effect on loan portfolio performance and the estimated value of our service revenue receivables.

        Prior to the TERI Reorganization, we received reimbursement from TERI for outsourced loan processing services we performed on TERI's behalf. As a result of capital market disruptions and the TERI Reorganization, many clients elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes beginning in fiscal 2009 as compared to prior fiscal years. The TERI Reorganization, together with capital markets dislocations, has had, and will likely continue to have, a material adverse effect on the holders of private education loans guaranteed or formerly guaranteed by TERI.

        As a result of economic conditions, we undertook a number of measures in fiscal 2010 to adjust our business model. These measures are described in Item 7 of Part II of our Annual Report filed with the SEC on September 2, 2010, under the heading "Executive Summary—Business Trends and Uncertainties."

        As of July 16, 2010, we began to perform services under our loan program agreement with SunTrust Bank, and as of September 20, 2010, we began to perform services under our loan program agreement with Kinecta Federal Credit Union. The loan program agreements each relate to school-certified education loan programs to be funded by these clients based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of the two loan programs. We believe that our Monogram platform will provide us with an opportunity, through our Loan Operations segment, to originate, administer and manage education loans and that the two loan program agreements we have entered into are a significant step in our return to the education lending marketplace. We also believe that conditions in the capital markets generally continued to improve during the first quarter of fiscal 2011, potentially creating additional flexibility with regard to the future financing of education loans. We continue to believe, as of November 9, 2010, however, that the structure and economics of any financing transaction will be less favorable than our past securitizations, with the potential for lower revenues and additional cash requirements on our part. We will continue to seek opportunities for innovative and efficient portfolio funding transactions.

        The near term financial performance and future growth of our Loan Operations segment depends in large part on our ability to successfully market our Monogram platform and transition to more fee-based revenues while growing and diversifying our client base. We are seeking additional lender clients, although we are uncertain as to the degree of market acceptance our Monogram platform will have, particularly in the current economic environment where many lenders continue to evaluate their education lending business models.

        Two significant events occurred in October 2010 relating to the TERI Reorganization. First, on October 18, 2010, the United States Bankruptcy Court for the District of Massachusetts, which we refer to as the Bankruptcy Court, approved a stipulation, which we refer to as the Stipulation, among FMD, First Marblehead Education Resources, Inc., First Marblehead Data Services, Inc., TERI and the official committee of unsecured creditors of TERI, which we refer to as the Creditors Committee, generally resolving claims and controversies among the parties. In addition, on October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization. The Stipulation and the Modified Plan of Reorganization are more fully described in Note 17, "Subsequent Events," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

        Changes in any of the following factors could materially affect our financial results:

  •
  the level of market acceptance of our Monogram platform and our fee-for-service offerings;

  •
  demand for private education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under the federal government's programs and legislation recently passed or under consideration as of November 9, 2010;

  •
  competition for providing private education financing and reluctance by lenders to participate in the private education lending market;

  •
  conditions in the private education loan securitization market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

  •
  regulatory requirements applicable to Union Federal and us, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, which could involve increased operational and compliance costs for us;

  •
  general interest rate and consumer credit environments, including their effect on our assumed discount rate, default and prepayment rates, the forward London Interbank Offered Rate, or LIBOR, curve and the securitization trusts' ability to recover principal and interest from borrowers;

  •
  our critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate VIEs;

  •
  challenges relating to the federal income tax treatment of the sale of the Trust Certificate or our asset services agreement, or Asset Services Agreement, with the purchaser of the Trust Certificate, including proceedings related to tax refunds previously received; and

  •
  applicable laws and regulations, which may affect the terms upon which lenders agree to make private education loans, recovery rates on defaulted private education loans and the cost and complexity of our loan facilitation operations.

Application of Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

        Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on our financial condition or operating performance is material.

        We have discussed our accounting policies with the Audit Committee of our Board of Directors. As a result of our adoption of accounting pronouncements in the first quarter of fiscal 2011, we re-evaluated which policies are deemed to be critical accounting policies. As of September 30, 2010, we determined that our judgments and estimates regarding whether or not to consolidate the financial results of VIEs fit the definition of a critical accounting policy, and our estimates relating to the allowance for loan losses, recognition of interest income on delinquent and defaulted private education loans, recognition of asset servicing fees and trust updates to our service revenue receivables, each as described below, also fit the definition of critical accounting estimates.

  Consolidation

        Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating inter-company accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing loans that we facilitated because each of the securitization trusts created after January 31, 2003 met the criteria to be a qualified special purpose entity, or QSPE, as defined by Accounting Standards Codification, or ASC, 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities, or ASC 860-40. Prior to July 1, 2010, a QSPE was exempt from consolidation. In addition, the securitization trusts created prior to January 31, 2003 in which we held a variable interest that could have resulted in our being considered the primary beneficiary of such trusts were amended in order for those trusts to be considered QSPEs and, as such, were exempt from consolidation.

        Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17.

        ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation, or ASC 810. ASU 2009-17 updated ASC 810 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

  •
  the power to direct the activities of a VIE that most significantly impact that VIE's economic performance; and

  •
  the obligation to absorb losses of the VIE that could potentially be significant to that VIE or the right to receive benefits from the VIE that could potentially be significant to that VIE.

        In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of VIEs is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, we may be required to consolidate or deconsolidate VIEs, which may lead to volatility in our financial results and make comparisons of results between time periods challenging.

        Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV's economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. Profits and losses of the consolidated VIEs were allocated to non-controlling interests based on the percentage ownership of voting interests not held by us, before the effect of inter-company elimination entries. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 3, "Change in Accounting Principle," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

        We continue to monitor our involvement with 18 VIEs for which we perform services related to default prevention and portfolio management. As of November 9, 2010, we had determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. In particular, the commencement by Ambac Financial Group, Inc., or Ambac, of a voluntary case under Chapter 11 of the Bankruptcy Code on November 8, 2010 could cause us to change our determination not to consolidate certain VIEs for which an affiliate of Ambac provides credit enhancement.

        Our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the 14 consolidated securitization trusts, but continue to reflect such fees due from other off-balance sheet VIEs newly-consolidated. We have no ownership interest in the 11 consolidated NCSLT Trusts. As a result, inter-company revenues due from the consolidated NCSLT trusts are allocated to non-controlling interests. Non-controlling interests are calculated before eliminations, and inter-company revenues due from the consolidated NCSLT Trusts therefore continue to impact the consolidated net income or loss available to our stockholders. We no longer recognize gains or losses related to the residual interest receivables due from the three consolidated GATE Trusts, but we continue to recognize revaluation gains and losses on residual receivables from other VIEs not consolidated.

        We recognize interest income associated with securitized loan receivables of the consolidated securitization trusts in the same line item as interest income from non-securitized assets, and we recognize interest expense associated with debt issued by the consolidated securitization trusts to third-party investors on the same line item as other interest-bearing liabilities.

        Education Loans Held to Maturity and the Related Allowance for Loan Losses, Provision for Loan
    Losses and Charge-Offs

        Allowances for loan losses are maintained at an amount believed to be sufficient to absorb credit losses inherent in our portfolios of loans held to maturity at the balance sheet date, based on a one-year loss confirmation period. Allowances for loan losses are adjusted through charges to the provision for loan losses in the statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers or third parties, as applicable.

        A private education loan is considered to be in default when it is approximately 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for private education loans with a high probability of default at the balance sheet date. Such default estimates are based on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the private education loan portfolios at the balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for private education loan losses are subject to a number of assumptions, including default, recovery and prepayment rates, as well as the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are the same as those used for the estimated fair value of our service revenue receivables, as described more fully in "—Service Revenue Receivables and the Related Revenues—Private Education Loan Performance and Other Assumptions." These assumptions are based on the status of private education loans at the balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for private education loans recorded in the statement of operations could be material.

        Private education loans are charged-off at the end of the reporting period in which they become approximately 270 days past due. Charge-offs are recorded as both a decrease in the outstanding principal and a decrease in the allowance for loan losses. Cash recoveries on private education loans charged-off are recorded as an increase to the allowance for loan losses.

  Recognition of Interest Income on Education Loans

        Interest income is recognized using the effective interest method.

        Interest income on private education loans is recognized as earned, adjusted for the amortization of loan acquisition costs and origination fees, based on the expected yield of the loan over its life, after giving effect to expected prepayments, as applicable. The estimate of the effects of expected prepayments on private education loans reflects voluntary prepayments based on our historical experience and macroeconomic indicators. When changes to assumptions occur, amortization is adjusted on a cumulative basis to reflect the change since acquisition of the private education loan.

        Private education loans held to maturity are placed on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place a private education loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against interest revenue. For private education loans on non-accrual status but not yet charged-off, interest revenue is recognized on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to ever being charged-off, or "cures" the private education loan, the loan is taken off of non-accrual status and recognition of interest revenue is continued. Once a loan has been charged off, all payments made by the borrower are applied to outstanding principal and income is only recorded on a cash basis when all principal has been recovered.

  Service Revenue Receivables and the Related Revenues

        Asset Servicing Fees.    We are entitled to receive asset servicing fees from the third-party owner of the Trust Certificate for services that we provide on an ongoing basis. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions from the NCSLT Trusts available to the third-party owner of the Trust Certificate. We record asset servicing fee income at fair value, based on the estimated present value of the fees earned during the reporting period, and we record changes in the estimated fair value of fees earned in prior periods as asset servicing fee updates.

        Asset servicing fees are based on the amount of outstanding private education loans held by the NCSLT Trusts, and our receipt of such fees is contingent on the performance of such trusts, eleven of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

        Additional Structural Advisory Fees and Residuals.    We have historically structured and facilitated securitization transactions for our clients through a series of special purpose statutory trusts. In connection with its prior securitization activities, our Loan Operations segment is entitled to receive additional structural advisory fees over the lives of the trusts from the majority of securitization trusts that we facilitated, based on the amount of private education loans outstanding in the trusts from time to time, and in addition, for certain trusts, Loan Operations is also entitled to residual interests.

        The majority of our additional structural advisory fees and a significant portion of our residuals are due from consolidated securitization trusts and are eliminated upon consolidation. However, to the extent that changes in the estimated fair value of additional structural advisory fees are charged to non-controlling interests, which is the case for all of the consolidated NCSLT Trusts, those valuation adjustments are reflected in the losses attributable to non-controlling interests and continue to impact our consolidated net income or loss available to our stockholders. We continue to report additional structural advisory fees and residuals—trust updates, prior to elimination, under Loan Operations in our segment results.

        We recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the private education loans, as they were deemed to be earned at the time of the securitization. These amounts were deemed earned because evidence of an arrangement exists, we provided the services, the fee is fixed and determinable based upon a discounted cash flow analysis and there are no future contingencies or obligations due on our part. On a quarterly basis, we update our estimate of the fair value of these receivables as if they are investments in securities classified as trading. We recognize changes in fair value, less cash received, if any, as trust updates in servicing revenue in the period in which the change in estimate occurs.

        Private Education Loan Performance and Other Assumptions.    Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate fair value:

  •
  expected annual rate and timing of private education loan defaults, including the effects of various risk mitigation strategies;

  •
  expected amount and timing of recoveries of defaulted private education loans;

  •
  discount rate, which we use to calculate the present value of our future cash flows;

  •
  trend of interest rates over the life of the loan pool, including the forward LIBOR curve and expected auction rates, if applicable;

  •
  annual rate and timing of private education loan prepayments; and

  •
  fees and expenses of the securitization trusts.

        We base our estimates on certain macroeconomic indicators and our historical experience adjusted for specific product and borrower characteristics such as loan type and borrower creditworthiness. We monitor trends in private education loan performance over time and make adjustments we believe are necessary to value properly our service revenue receivables at each balance sheet date. Management's ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions and projections, can have a material effect on our valuations. See Note 7, "Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for information on the assumptions used in our estimates of fair value.

Results of Operations—Three months ended September 30, 2010 and 2009

Summary

        The following table summarizes our results of operations by segment:

	Three months ended September 30,
	2010				2009
	Loan Operations	Securitization Trusts	Eliminations	Total	Loan Operations	Deconsolidation and Eliminations	Total
	(dollars in thousands)
Revenues:
Net interest income (loss) after provision for loan losses	$38	$(37,656)	$10	$(37,608)	$3,663	$827	$4,490
Non-interest revenues:
Asset servicing fees	1,069	—	—	1,069	2,262	—	2,262
Additional structural advisory fees and residuals—trust updates	(710)	—	78	(632)	1,187	—	1,187
Administrative and other fees	4,647	293	(2,687)	2,253	5,768	(171)	5,597

Total non-interest revenues	5,006	293	(2,609)	2,690	9,217	(171)	9,046

Total revenues	5,044	(37,363)	(2,599)	(34,918)	12,880	656	13,536
Non-interest expenses:
Compensation and benefits	7,871	—	—	7,871	8,137	—	8,137
General and administrative expenses	12,160	11,770	(2,833)	21,097	17,654	535	18,189
Losses on education loans held for sale	—	—	—	—	60,403	63,523	123,926

Total non-interest expenses	20,031	11,770	(2,833)	28,968	86,194	64,058	150,252

Income (loss) before income taxes	(14,987)	(49,133)	234	(63,886)	(73,314)	(63,402)	(136,716)
Income tax benefit	(2,585)	—	—	(2,585)	(17,207)	(25,443)	(42,650)

Net income (loss)	(12,402)	(49,133)	234	(61,301)	(56,107)	(37,959)	(94,066)
Net loss attributable to non-controlling interests	—	50,680	—	50,680	—	—	—

Net income (loss) available to First Marblehead stockholders	$(12,402)	$1,547	$234	$(10,621)	$(56,107)	$(37,959)	$(94,066)

        For the three months ended September 30, 2010, we reported a consolidated net loss available to our stockholders of $10.6 million, or $0.11 per share, on a fully diluted basis. As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010, consolidated results include the operations of the 14 consolidated securitization trusts less losses allocated to non-controlling interests, and exclude the results of UFSB-SPV effective July 1, 2010, prospectively. Fiscal year 2010 results included the results of UFSB-SPV. The change in accounting principle had a positive impact on net loss per share available to our stockholders due to elimination of the recurring losses generated by

UFSB-SPV, and inclusion of the positive income generated by the trusts, after allocation of losses to non-controlling interests.

        For the three months ended September 30, 2009, we reported a net loss of $94.1 million, or $0.95 per share, on a fully diluted basis. These results included $38.0 million of net losses attributable to UFSB-SPV, net of the related deferred tax benefit. In addition, these results reflected $60.4 million of losses on a pre-tax basis on private education loans held for sale by Union Federal. We reduced the carrying value of private education loans held for sale at September 30, 2009 based on a bid we received for their pending sale that was completed in the second quarter of fiscal 2010.

        The following is a discussion of our operating results by our segments, as presented in the table above.

Loan Operations

        Under our Loan Operations segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing private education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We provide trust administration and default prevention and management services to the securitization trusts that we facilitated, asset servicing to the third-party owner of the Trust Certificate, and certain other services on a stand-alone, fee-for-service basis. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform. Prior period Loan Operations financial results do not include the financial results of UFSB-SPV, which has been presented separately in "Deconsolidation and Eliminations" for segment reporting purposes.

        We include in Loan Operations results the operations of our bank subsidiary, Union Federal, a federally chartered thrift that offers residential and commercial mortgage loans, and retail savings, money market and time deposit products. During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

        The following are the results of operations for our Loan Operations segment, excluding the results of UFSB-SPV for prior periods:

	Three months ended September 30,		Change between periods
	2010	2009	2010 - 2009
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$480	$4,454	$(3,974)
Interest expense	(383)	(841)	458

Net interest income	97	3,613	(3,516)
Provision for loan losses	(59)	50	(109)

Net interest income after provision for loan losses	38	3,663	(3,625)
Non-interest revenues:
Asset servicing fees:
Fee income	978	2,102	(1,124)
Fee updates	91	160	(69)

Total asset servicing fees	1,069	2,262	(1,193)
Trust updates:
Additional structural advisory fees	871	363	508
Residuals	(1,581)	824	(2,405)

Total trust updates	(710)	1,187	(1,897)
Administrative and other fees	4,647	5,768	(1,121)

Total non-interest revenues	5,006	9,217	(4,211)

Total revenues	5,044	12,880	(7,836)
Non-interest expenses:
Compensation and benefits	7,871	8,137	(266)
General and administrative expenses	12,160	17,654	(5,494)
Losses on education loans held for sale	—	60,403	(60,403)

Total non-interest expenses	20,031	86,194	(66,163)

Loss before income taxes	(14,987)	(73,314)	58,327
Income tax benefit	(2,585)	(17,207)	14,622

Net loss available to First Marblehead stockholders	$(12,402)	$(56,107)	$43,705

  Net Interest Income

        For the three months ended September 30, 2010, net interest income for Loan Operations declined to $38 thousand from $3.7 million for the same period a year earlier. The decline is primarily related to the sale of approximately 88% of the private education loans held for sale by Union Federal that was completed during the second quarter of fiscal 2010. Loans held for sale generated $4.1 million of interest income in the three months ended September 30, 2009. To a lesser extent, we experienced a decline in interest expense, primarily on deposits, attributable to both lower rates and lower deposit volumes. See "—Financial Condition—Consolidated Average Balance Sheet" for additional details on our consolidated average balance sheet and rates earned and paid.

  Non-Interest Revenues

        Non-interest revenues for Loan Operations include asset servicing fees due from the third-party owner of the Trust Certificate, stand-alone fee-for-service revenues for loan origination, program support and other services due from unrelated third parties, and starting in fiscal 2011, fees related to our Monogram platform, which was deployed to two clients during the first quarter of fiscal 2011. In addition, non-interest revenues for Loan Operations include trust updates for additional structural advisory fee and residual receivables, as well as administration and other fees for services provided to securitization trusts that we facilitated, including but not limited to those trusts that we consolidated effective July 1, 2010, prior to inter-company eliminations.

  Non-Interest Revenues—Asset Servicing Fees

        In March 2009, we entered into the Asset Services Agreement with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support their ownership of certain residual interests of the NCSLT Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee, based on the aggregate outstanding principal balance of the private education loans owned by the NCSLT Trusts. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Our asset servicing fee receivables were $6.8 million and $5.8 million at September 30 and June 30, 2010, respectively, recorded at fair value in the balance sheet based on the estimated net present value of future cash flows. See Note 7, "Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview" in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates.

        During the first quarters of fiscal 2011 and 2010, we recorded $978 thousand and $2.1 million as fee income, respectively, which represents the estimated net present value of fees to be received for services specifically provided during those periods. The lower fees in the first quarter of fiscal 2011 reflect changes in our estimate of the timing and volume of residual cash flows to be paid to the third-party owner of the Trust Certificate. In addition, for such periods, we recognized fee updates of $91 thousand and $160 thousand, respectively, which reflected accretion for the passage of time on fees earned in prior periods.

  Non-Interest Revenues—Additional Structural Advisory Fee and Residual Trust Updates

        Additional structural advisory fee and residual receivables are recorded at fair value in the balance sheet. Such residual receivables represent the estimated fair value of receivables expected to be collected over the life of the various separate securitization trusts that have purchased private education loans facilitated by us, with no further service obligations on our part. Absent readily obtained market values, fair value is estimated as the net present value of fees to be received, based on estimated cash flows of the securitization trusts from which the receivables are due, which include but are not limited to the NCSLT Trusts.

        We recognize changes in estimated fair value, less cash received, as trust updates in non-interest revenue. A significant portion of additional structural advisory fee and residual receivables recognized by Loan Operations are due from securitization trusts consolidated effective July 1, 2010 upon adoption of ASU 2009-16 and ASU 2009-17, and are eliminated in consolidation but continue to be recognized by Loan Operations for segment reporting purposes. The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended September 30,
	2010	2009
	(dollars in thousands)
Trust updates—additional structural advisory fees:
Due from off-balance sheet VIEs	$725	$363
Due from Securitization Trusts	146	—
Trust updates—residuals:
Due from off-balance sheet VIEs	(1,357)	824
Due from Securitization Trusts	(224)	—

Total trust updates	$(710)	$1,187

        The increase in fair value of additional structural advisory fee receivables is primarily related to the decrease in the discount rate for certain trusts and accretion for the passage of time. The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables recognized by Loan Operations:

	Three months ended, September 30,
	2010	2009
	(dollars in thousands)
Fair value, beginning of period:
Due from Securitization Trusts	$33,473	$55,130
Due from off-balance sheet VIEs	1,203	—

	34,676	55,130
Cash received from trust distributions of off-balance sheet VIEs	(294)	(24)
Trust updates—off-balance sheet VIEs	725	363
Trust updates—Securitization Trusts	146	—

Fair value, end of period:
Due from Securitization Trusts	33,619	55,469
Due from off-balance sheet VIEs	1,634	—

Total additional structural advisory fee receivables	$35,253	$55,469

        At September 30, 2010, Loan Operations residual receivables were $11.2 million, of which $5.0 million was due from our Securitization Trusts segment and $6.2 million was due from off-balance sheet VIEs. We did not receive any cash distributions from residual interests in the three months ended September 30, 2010 or 2009. Trust update losses of $1.6 million related to residual receivables reflected $2.9 million of losses due to the general performance of off-balance sheet VIEs, offset by accretion of $516 thousand and $774 thousand for the lower discount rate used for off-balance sheet VIEs for which the performance characteristics and shorter estimated weighted-average lives of the trusts indicated a lower discount rate was appropriate.

        See Note 7, "Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview" in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our estimates of the fair value of additional structural advisory fee and residual receivables.

  Non-Interest Revenues—Administrative and Other Fees

        Administrative and other fees primarily relate to fees for trust administration and default prevention and management services provided to the securitization trusts facilitated by us, including $2.7 million of fees from our Securitization Trusts segment, and loan origination fees for services provided to unrelated third parties. In addition, fees for loan origination, program support and portfolio management related to Monogram-based loan programs are included in our Loan Operations segment revenues. During the first quarter of fiscal 2011, fees of $4.7 million represented a decrease of $1.1 million from the same period a year earlier due to a decline in origination services not related to our Monogram platform.

  Non-Interest Expenses

        Total non-interest expenses for Loan Operations decreased to $20.0 million for the three months ended September 30, 2010, down from $86.2 million for the same period in fiscal 2010. The decrease is primarily related to losses on private education loans held for sale of $60.4 million recorded in the first quarter of fiscal 2010, as well as reductions in compensation and benefits and general and administrative expenses. The following table reflects non-interest expenses:

			Change between periods
	Three months ended September 30,
			From 2010 to 2009
	2010	2009
	(dollars in thousands)
Compensation and benefits	$7,871	$8,137	$(266)
General and administrative expenses:
Third-party services	5,336	6,059	(723)
Depreciation and amortization	2,527	3,693	(1,166)
Occupancy and equipment	2,453	6,336	(3,883)
Other	1,844	1,566	278

Subtotal—general and administrative expenses	12,160	17,654	(5,494)
Losses on education loans held for sale	—	60,403	(60,403)

Total non-interest expenses	$20,031	$86,194	$(66,163)

Total number of full and part-time employees at fiscal quarter-end	226	228	(2)

        Compensation and Benefits Expenses.    Compensation and benefits expense decreased to $7.9 million for the three months ended September 30, 2010 from $8.1 million in during the same period in the prior year. The decrease primarily relates to lower stock compensation costs. Headcount was relatively unchanged period over period.

        General and Administrative Expenses.    During the three months ended September 30, 2010, third party services declined by $723 thousand to $5.3 million, primarily due to reduced legal expenses. Depreciation and amortization expenses decreased by $1.2 million due to certain fixed assets being fully depreciated. Occupancy and equipment expenses decreased by $3.9 million, primarily related to losses related to sub-leases recorded in the prior year.

        Losses on Education Loans Held for Sale.    We did not hold any private education loans held for sale during the first quarter of fiscal 2011. During the first quarter of fiscal 2010, we recorded losses on private education loans held for sale of $60.4 million for our Loan Operations segment. These private education loans, held by Union Federal, were classified as held for sale because we were actively seeking a buyer for such loans as a result of a supervisory agreement, or Supervisory Agreement, between FMD and the OTS. During the second quarter of fiscal 2010, we received a bid from an unrelated third party on a portion of the private education loans of Union Federal, which represented approximately 88% of Union Federal's total portfolio. That bid served as the basis for the fair value reported at September 30, 2009. During the second quarter of fiscal 2010, sale of this portion of the portfolio to the unrelated third party was completed, and Union Federal's remaining loans were sold to a non-bank subsidiary of FMD and reclassified as held to maturity.

  Income Tax Benefit

        Our effective income tax rate is calculated on a consolidated basis. For segment reporting, all income tax benefits or expenses are recorded in our Loan Operations segment because the securitization trusts are considered pass-through entities for tax purposes and accordingly the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trusts themselves.

        Income tax benefit decreased to $2.6 million for the three months ended September 30, 2010, from $42.7 million for the three months ended September 30, 2009. The lower overall benefit in the fiscal 2011 period was primarily a result of lower pre-tax losses compared to the fiscal 2010 period. During the first quarter of fiscal 2011, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss available to First Marblehead stockholders, defined as the loss before income taxes less the net loss attributable to non-controlling interests, decreased to 19.6% from an effective tax rate of 31.2% for the first quarter of fiscal 2010. The decrease in our effective tax rate was primarily due to the establishment of a valuation allowance on the net operating loss carry forward deferred tax asset, our inability to utilize state net operating losses, particularly in Massachusetts, which does not provide for any carry back or carry forward of such losses, certain permanent differences, and expense accruals related to unrecognized tax benefits.

        We have determined that a valuation allowance is necessary for certain deferred tax assets, as under current law, we do not have remaining taxes paid within available net operating loss carry back periods, and it is more likely than not that these assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. The valuation allowance reduced our effective tax rate by approximately 8.3%. We will continue to review the recognition of deferred tax assets on a quarterly basis.

        Net unrecognized tax benefits were $20.1 million at September 30, 2010 and June 30, 2010. At September 30, 2010, we had $4.2 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $3.8 million accrued for interest and no amounts accrued for the payment of penalties.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, was signed into law. As a result of the WHBAA, we were able to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We have filed our fiscal 2010 tax return and carried that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carry back rules, we have recorded an income tax receivable at September 30, 2010 of approximately $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend from Union Federal to First Marblehead of up to $29.0 million. The approved amount of the dividend includes the $21.2 million that we distributed to Union Federal pursuant to our tax sharing agreement. As of November 9, 2010, Union Federal had not paid such dividend.

        As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.

        During April 2010, the Internal Revenue Service, or IRS, commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009. In connection with the October 1, 2010 tax refund, the IRS has expanded its audit to include fiscal year 2010. We cannot predict the timing or outcome of the audit at this time. As of the date of this quarterly report, no adjustments have been proposed by the IRS.

Securitization Trusts

        Our Securitization Trusts segment includes the 14 securitization trusts that we consolidated upon adoption of ASU 2009-16 and ASU 2009-17. Interest income is generated on the private education loan portfolios held by the securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of the private education loans. General and administrative expenses include amounts paid to Loan Operations for additional structural advisory fees, trust administration and default prevention and management, as well as collection costs and trust expenses paid to unrelated third parties. For the majority of the consolidated securitization trusts, we have no ownership interests, and, therefore, the majority of the profits and/or losses generated by these trusts are allocated to non-controlling interests.

        The following table reflects the financial results of our Securitization Trusts segment:

Three months ended September 30, 2010
(dollars in thousands)
Revenues:
Net interest income:
Interest income	$87,451
Interest expense	(18,043)

Net interest income	69,408
Provision for loan losses	(107,064)

Net interest loss after provision for loan losses	(37,656)
Administrative and other fees	293

Total revenues	(37,363)
General and administrative expenses	11,770

Net loss	(49,133)
Net loss attributable to non-controlling interests	50,680

Net income available to First Marblehead stockholders	$1,547

  Net Interest Income

        For the three months ended September 30, 2010, net interest income for our Securitization Trusts segment was $69.4 million. Net interest income from the securitization trusts included in our Securitization Trusts segment is generated by private education loans held to maturity, and to a lesser extent interest earned on cash and guaranteed investment contracts. Interest income on private education loans held to maturity is primarily generated by variable rate loans, indexed to one-month LIBOR, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of the private education loans, which are primarily variable rate notes indexed to one-month LIBOR, and to a lesser extent, interest-only strips that bear a fixed interest rate based on contractual notional values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs and the proceeds from interest-only strips, using the effective interest method. See "—Financial Condition—Contractual Obligations" below and Note 8, "Long-term Borrowings," in the notes to our unaudited interim consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information on the rates paid on long-term borrowings.

        See "—Financial Condition—Consolidated Average Balance Sheet" below for additional details on our consolidated average balance sheet and rates earned and paid. Consolidated restricted cash and guaranteed investment contracts and long-term borrowings relate only to our Securitization Trusts segment, and consolidated private education loans held to maturity are almost entirely related to our Securitization Trusts segment.

  Provision for Loan Losses

        We recorded a provision for loan losses of $107.1 million related to our Securitization Trusts segment for the three months ended September 30, 2010. The allowance for loan losses is adjusted for credit losses through a charge to a provision for loans losses. See "—Financial Condition—Loans" for a discussion on the allowance for loan losses and the credit quality of the related loans. The consolidated provision for loan losses is almost entirely related to assets held by our Securitization Trusts segment.

  General and Administrative Expenses

        The general and administrative expenses of the securitization trusts included in our Securitization Trusts segment include servicer fees, loan collection costs and other trust related expenses payable to third parties. In addition, these trusts have additional structural advisory fees, trust administration fees and fees for default prevention and management that are payable to subsidiaries of FMD, which are eliminated upon consolidation. The table below summarizes the expenses of the consolidated securitization trusts:

Three months ended September 30, 2010
(dollars in thousands)
Additional structural advisory fees—trust updates (due to Loan Operations)	$146
Trust administration and default prevention and management fees (due to Loan Operations)	2,687
Servicer fees	5,911
Trust collection costs and other trust expenses	3,026

Total	$11,770

        See Note 7, "Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the determination of additional structural advisory fees—trust updates. Trust administration fees are based on the volume of private education loans outstanding. Our Securitization Trust segment recognizes default prevention and management expenses based, in part, on the actual expenses incurred by our subsidiary, First Marblehead Education Resources, Inc., or FMER, in its capacity as special servicer, and based in part on the volume of private education loans outstanding. FMER's reimbursement for expenses as special servicer are capped at monthly and aggregate amounts, and results of FMER are included in our Loan Operations segment. Servicer fees are based on the volume of private education loans outstanding. Trust collection costs vary with the collection activities pursued on defaulted loans. Other securitization trust expenses are generally fixed indenture costs.

  Net Loss Attributable to Non-Controlling Interests

        Of the 14 securitization trusts reflected in our Securitization Trusts segment, we have no ownership interest in the 11 consolidated NCSLT Trusts, and, accordingly, all of the losses attributable to the consolidated NCSLT Trusts are allocated to non-controlling interests. The income of the three consolidated GATE Trusts are not allocated to non-controlling interests but instead are included in our net consolidated income or loss available to our stockholders.

Eliminations

        For the three months ended September 30, 2010, the revenues and expenses included in "Eliminations" are primarily related to revenues recorded by our Loan Operations segment and expenses recorded by our Securitization Trust segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to initial securitization structuring and on-going fees for trust administration and default prevention and management, as discussed in the reporting segment operating results. In addition, "Eliminations" included the elimination of residual interests held by Loan Operations in the three consolidated GATE Trusts.

Deconsolidation and Eliminations

        For the three months ended September 30, 2009, "Deconsolidation and Eliminations" primarily related to the operations of UFSB-SPV, which was deconsolidated on July 1, 2010 with the adoption of ASU 2009-16 and ASU 2009-17, and the related adjustments to deferred tax assets and inter-company eliminations that were recorded as a result of consolidating UFSB-SPV in prior periods to allow for comparability between periods.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Financial Condition

Consolidated Average Balance Sheet

        The following table reflects the consolidated average balance sheet, net interest income, rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended September 30,
	2010			2009
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$297,762	$182	0.24%	$160,711	$122	0.30%
Short-term investments and federal funds sold	51,982	77	0.59	9,323	2	0.07
Interest-bearing restricted cash and guaranteed investment contracts	164,583	94	0.23	—	—	—
Investments available for sale	4,104	51	4.83	8,063	104	5.13
Education loans held for sale	—	—	—	525,147	8,125	6.14
Education loans held to maturity	7,751,174	87,441	4.48	—	—	—
Mortgage loans held to maturity	8,238	96	4.62	9,763	129	5.24

Total interest-earning assets	8,277,843	87,941	4.21	713,007	8,482	4.72
Non-interest-bearing cash	4,768			1,157
Allowance for loan losses and lower of cost or fair value adjustments	(525,505)			(206,588)
Other assets	626,874			287,993

Total assets	$8,383,980			$795,569

Liabilities:
Time and savings account deposits	$64,499	$186	1.14%	$102,331	$471	1.83%
Money market account deposits	29,385	39	0.53	49,448	228	1.83
Education loan warehouse facility	—	—	—	229,795	3,200	5.53
Other interest-bearing liabilities	10,911	158	5.78	11,608	143	4.87
Long-term borrowings	8,918,701	18,043	0.79	—	—	—

Total interest-bearing liabilities	9,023,496	18,426	0.81	393,182	4,042	4.08
Non-interest-bearing deposits	29			2,043
All other liabilities	37,895			20,901

Total liabilities	9,061,420			416,126
Equity:
Stockholders' equity	331,324			379,443
Non-controlling interest	(1,008,764)			—

Total equity (deficit)	(677,440)			379,443

Total liabilities and equity	$8,383,980			$795,569

Total interest-earning assets	$8,277,843			$713,007

Net interest income		$69,515			$4,440

Net interest margin			3.33%			2.47%

        Changes in net interest income between the periods presented in the table above, particularly as they relate to restricted cash and guaranteed investment contracts, education loans held for sale, education loans held to maturity, education loan warehouse facility and long-term borrowings, are almost entirely related to changes in VIEs included in or excluded from consolidation as a result of our adoption of ASU 2009-16 and ASU 2009-17. An analysis of changes in interest income and expense due to changes in rates and volumes is not meaningful as a result.

Cash, cash equivalents and investments

        We had combined cash, cash equivalents, federal funds sold, short-term investments and investments available for sale of $332.9 million and $385.5 million, at September 30, 2010 and June 30, 2010, respectively. Of this total, FMD and its non-bank subsidiaries, held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $241.5 million with highly rated financial institutions. Union Federal held a total of $91.4 million in interest-bearing and non-interest-bearing deposits and money market funds with highly rated financial institutions, federal funds sold and investments in federal agency mortgage-backed securities. Assets of Union Federal are subject to restrictions on dividends without prior approval from the OTS.

Restricted Cash and Guaranteed Investment Contracts

        Cash and investments held by consolidated securitization trusts of $151.2 million at September 30, 2010 are separately classified as restricted cash and guaranteed investment contracts in the consolidated balance sheet. The use of cash and investments held by securitization trusts is restricted to making payments for trust expenses, interest payments and principal paydowns on the debt of the particular trust holding the cash and guaranteed investment contracts, and is not available to any other securitization trust, FMD or any other subsidiary of FMD. Changes in the balances of these funds are classified as investing activities in the consolidated statement of cash flows. The investment of cash held by each trust is subject to the investment guidelines per the applicable indenture. Allowable investments include but are not limited to obligations of the United States of America, guaranteed investment contracts issued by highly rated institutions, which do not have stated maturities, and money market funds.

Loans

        At September 30, 2010, all private education loans and substantially all mortgage loans are classified as held to maturity. At June 30, 2010, our consolidated financial statements included a portfolio of private education loans held for sale by UFSB-SPV, which was deconsolidated effective July 1, 2010 in connection with a change in accounting principle.

        The net carrying value of loans consisted of the following, as of the dates indicated:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Education loans held to maturity	$7,443,873	$391
Mortgage loans held to maturity	8,317	8,118
Education loans held for sale—UFSB-SPV	—	105,082

  Education Loans Held to Maturity

        Almost all private education loans held to maturity at September 30, 2010 are held by the 14 securitizations trusts that we consolidated effective July 1, 2010. Through the securitization process, these special purpose statutory trusts purchased private education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the loans. The debt instruments issued by the securitization trusts to finance the purchase of these private education loans are collateralized by the purchased loan portfolios. At September 30, 2010, the majority of the loans held by our Securitization Trusts segment were TERI-guaranteed private education loans held by the NCSLT Trusts. As a result of the TERI Reorganization, our Securitization Trusts segment has experienced a material negative effect on its ability to realize guaranty obligations of TERI. Certain securitization trusts we facilitated hold loans that were never guaranteed by TERI but benefit from other credit enhancement. Defaults of loans in these trusts may be covered by the borrowers' educational institutions, up to specified limits, or if covered, may be sold to a non-related bank at cost.

        Private education loans held to maturity at June 30, 2010, consisted of TERI-guaranteed loans originated by Union Federal that we were unable to securitize. These loans were originally classified as held for sale because we were actively seeking a buyer or an opportunity to securitize them. During the second quarter of fiscal 2010, these loans were sold by Union Federal to one of our non-bank subsidiaries and were reclassified as held to maturity upon sale. These loans are not subject to collateral restrictions or otherwise encumbered.

        The following table summarizes the composition of the net carrying value of our private education loans held to maturity:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Education loans held to maturity:
Principal outstanding	$7,682,819	$25,195
Unamortized loan acquisition costs and origination fees	291,690	—

Gross loans outstanding	7,974,509	25,195
Allowance for loan losses	(530,636)	(24,804)

Education loans held to maturity, net of allowance	$7,443,873	$391

Principal outstanding of loans serving as collateral for long-term borrowings	$7,680,933	$—

        We maintain an allowance for private education loan losses at an amount believed to be sufficient to absorb credit losses inherent in the private education loan portfolio at the balance sheet date, based on a one-year loss confirmation period. The allowance for loan losses is adjusted through a charge to the provision for loan losses in the statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off, and loans that have a high probability of default, less any amounts expected to be recoverable from third-party credit enhancements. A private education loan is considered to be in default when it is approximately 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for private education loans with a high probability of default at the balance sheet date. Such default estimates are based on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the private education loan portfolios at the balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for private education loan losses are subject to a number of assumptions, including default, recovery and prepayment rates, as well as the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are based on the status of private education loans at the balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses recorded in the statement of operations could be material.

        Private education loans are charged-off at the end of the reporting period in which they become approximately 270 days past due. Charge-offs are recorded as both a decrease in outstanding principal and a decrease in the allowance for loan losses. Cash recoveries on loans charged-off are recorded as an increase to the allowance for loan losses.

        The following is a roll forward of the net carrying value of private education loans held to maturity during the first quarter of fiscal 2011:

	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$25,195	$(24,804)	$391
Cumulative effect of a change in accounting principle (consolidation of 14 securitization trusts)	8,118,622	(517,804)	7,600,818

Balance, beginning of period after cumulative effect	8,143,817	(542,608)	7,601,209
Receipts of principal from borrowers	(78,378)	—	(78,378)
Interest capitalized on loans in deferment and forbearance	36,258	—	36,258
Amortization of loan acquisition costs and origination fees	(8,152)	—	(8,152)
Interest capitalized on defaulted loans	4,810	(4,810)	—
Provision for loan losses	—	(107,064)	(107,064)
Net charge-offs:
Charge-offs	(129,651)	129,651	—
Recoveries on defaulted loans	5,805	(5,805)	—

Net charge-offs	(123,846)	(123,846)	—

Balance, end of period	$7,974,509	$(530,636)	$7,443,873

        The following terms are used to describe the borrowers' payment status:

        In School/Deferment.    Under the terms of the majority of the private education loans, borrowers are eligible to defer principal and interest payments while carrying a specified credit hour course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts as of November 9, 2010, the number of borrowers in deferment status will decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

        Forbearance.    Under the terms of the private education loans, borrowers may apply for forbearance, which is a temporary reprieve from making full contractual payments due to financial hardship. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

  •
  Basic forbearance—Cessation of all contractual payments for a maximum allowable forbearance period of one year, granted in three-month increments.

  •
  Alternative payment plans—Under alternative payment plans, a borrower can make a reduced payment for a limited period of time. The amount of the payment varies under different programs available and may be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program.

        Under both basic forbearance and alternative payment plans, the private education loan continues to accrue interest. When forbearance ceases, unpaid interest is capitalized and added to principal outstanding, and the borrower's required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest, reduction in the interest rate or extension of the maturity date.

        Forbearance programs result in a delay in the timing of payments received from borrowers, but at the same time, assuming the collection of the forborne amounts, provide for an increase in the gross volume of cash receipts over the term of the loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

        In repayment.    The repayment status of borrowers, including borrowers making payments pursuant to alternative payment plans, is determined by contractual due dates.

        The following table provides information on the status of private education loans outstanding:

	September 30, 2010	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$348,774	4.5%
In school/deferment	1,494,923	19.5
In repayment, including alternative payment plans(1), classified as:
Current — ≤30 days past due	5,263,153	68.5
Current — >30 days past due, but ≤120 days past due	390,406	5.1
Delinquent — >120 days past due, but ≤180 days past due	84,590	1.1
In default — >180 days past due, but not charged-off	100,973	1.3

Total gross loan principal outstanding	$7,682,819	100.0%

(1)
At September 30, 2010, borrowers in repayment with loan principal outstanding of approximately $1.61 billion were making reduced payments under alternative payment plans.

        The following table provides additional information about private education loans held to maturity at the balance sheet date:

September 30, 2010
(dollars in thousands)
Average gross loan principal outstanding(1)	$7,751,174
Average loan principal in repayment, including alternative payment plans(1)	5,843,449
Non-accrual loan principal (>120 days past due, but not in default or charged-off)	185,563
Past due loan principal (>90 days but <120 days past due still accruing interest)	80,742
Ratios:
End of period allowance as a percentage of loan principal outstanding	6.9%
Non-accrual and past due loan principal as a percentage of average loan principal in repayment(1)	4.6
Net charge-offs as a percentage of average loan principal outstanding(1)(2)(3)	5.2
Net charge-offs as a percentage of average loan principal in repayment(1)(2)(3)	6.8

(1)
Averages are for the three months ended September 30, 2010.

(2)
Ratios are for the three months ended September 30, 2010 on an annualized basis.

(3)
Ratios exclude net charge-offs of $23.2 million recorded in fiscal 2011 that relate to charge-offs that would have been recorded in fiscal 2010 if we had adopted our charge-off policy in that fiscal year.

Education Loans Held for Sale

        Private education loans held for sale at June 30, 2010 consisted of the private education loans held by UFSB-SPV, which was deconsolidated as a result of our adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010. These loans were classified as held for sale because they are pledged as collateral to the indenture trustee, for the benefit of the third-party conduit lender under the private education loan warehouse facility, and are subject to call provisions by the administrator of the indenture; therefore, we did not have the ability to hold these loans to maturity. The facility has been structured to limit the conduit lender's recourse to the assets pledged as collateral, which consists almost exclusively of the private education loans.

        Private education loans held for sale are carried at the lower of cost or fair value. In the absence of a readily determined market value, fair value was estimated by management based on the present value of expected future cash flows. These estimates were based on macroeconomic indicators and our historical experience with assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates and a discount rate commensurate with the risks involved. We recorded changes in the carrying value of loans held for sale and the related interest receivable in the statement of operations.

  Mortgage Loans Held to Maturity

        Through our bank subsidiary, Union Federal, we hold a portfolio of mortgage loans to maturity. We maintain an allowance for mortgage loans held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower is making modified payments. The allowance is set at an amount believed to be adequate so that the net carrying value of the loan less the allowance is not in excess of the net realizable value of the collateral. In addition, a general allowance is established for mortgage loans with certain characteristics attributable to the collateral. Mortgage loans for which we have foreclosed on the property and the related allowance are reclassified to other real estate owned, a component of other assets, and are carried at estimated net realizable value. We do not have any mortgage loans greater than 90 days past due that are accruing interest.

Contractual Obligations

        Our consolidated contractual obligations include deposits of Union Federal, commitments under operating and capital leases, notes due to TERI and, effective with the adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010, the long-term borrowings of the 14 consolidated securitization trusts. Contractual obligations no longer include the education loan warehouse facility of UFSB-SPV, which was deconsolidated upon adoption of the new accounting guidance.

  Deposits

        Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal's time deposits greater than $100 thousand by maturity at September 30, 2010:

(dollars in thousands)
Within three months	$7,572
Three to six months	3,390
Six months to one year	3,945
Over one year	158

$15,065

        The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

  Education Loan Warehouse Facility

        The education loan warehouse facility is an obligation of UFSB-SPV, a VIE which was reflected in our consolidated financial statements for fiscal 2010, but was deconsolidated effective July 1, 2010 upon adoption of ASU 2009-16 and ASU 2009-17. The education loan warehouse facility represents borrowings from a third-party conduit lender. Such borrowings were used to finance the purchase of private education loans originated by Union Federal. Neither FMD nor Union Federal was a borrower or co-borrower under the facility. The facility has been structured to limit the conduit lender's recourse to the assets of UFSB-SPV, which consist almost exclusively of the purchased private education loans.

  Other Liabilities

        Notes due to TERI.    We entered into two ten-year 6.0% fixed notes payable agreements with TERI in June 2001 to fund the acquisition of TERI's loan processing operations and loan database. As a result of the TERI Reorganization, we have not made any scheduled payments on the notes outstanding since April 2008. The outstanding principal balances of the notes payable at September 30, 2010 and June 30, 2010 were $3.1 million. Under the terms of the Stipulation the amounts outstanding under the notes, as well as other liabilities, have been fully released by TERI. We expect to record a resulting gain in the second quarter of fiscal 2011.

        Borrowings Under Lines of Credit.    At September 30, 2010, through Union Federal we had $5.8 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at September 30, 2010 or June 30, 2010.

        Long-term Operating and Capital Leases.    We have future cash obligations under long-term capital leases for office equipment expiring in fiscal 2011, and under operating leases for office space and office equipment expiring at various dates in fiscal 2011 through 2017. On November 3, 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by approximately 60,000 square feet by March 31, 2011. The effective date of this amendment was July 1, 2010.

  Long-term Borrowings

        Through the securitization process, the 14 consolidated securitization trusts issued debt instruments to finance the purchase of private education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD or its other operating subsidiaries, or the originating lenders or their assignees.

        The following table provides additional information on long-term borrowings:

	September 30, 2010
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS indexed to one-month LIBOR(1), unless otherwise noted:
Senior notes and certificates	$6,909,190	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,450,121	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	133,550	+3.50	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	105,420	4.80 to 9.75		Monthly

Total long-term debt	$8,848,281

(1)
The averages of one-month LIBOR and three month LIBOR for the three months ended September 30, 2010 were 0.31% and 0.43%, respectively.

(2)
Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indentures, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.

(3)
Interest-only securities have a combined notional value of $1.84 billion at September 30, 2010 and have varying maturity dates from April 2011 to October 2014.

        Interest payments and principal paydowns on the debt are made from collections on the purchased loans, on a monthly or quarterly basis, as indicated in the table above. Within any given securitization trust, there may exist multiple classes of notes, certificates or interest-only securities. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Interest payments and principal paydowns are made each distribution period based on cash available to the trust in accordance with the subordination priorities established in the trust indentures. Payments on interest-only strips are made based on notional values and have scheduled maturity dates. Principal payments are not based on scheduled maturity dates. Each securitization trust is a standalone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust is independent from any other trust.

Total Equity

        Total equity includes the equity available to our stockholders, as well as the total deficit allocated to non-controlling interests. Equity or deficit is allocated to non-controlling interests based on the percentage ownership of the equity outstanding in a consolidated entity that is not owned by us.

  Equity Available to First Marblehead Stockholders

        Effective July 1, 2010, upon adoption of ASU 2009-16 and ASU 2009-17, we recorded an increase to opening retained earnings of $62.2 million as the cumulative effect of a change in accounting principle. This amount represented the reversal of the net deficit of the deconsolidated UFSB-SPV, partially offset by the reversal of certain related deferred tax assets, the reversal of residual interests recognized in prior periods for entities consolidated and the inclusion of the net deficits attributable to our ownership interests in the entities consolidated. See "—Liquidity and Capital Resources" below for a description of restrictions on equity available to our stockholders.

  Non-controlling Interests

        The non-controlling interests recorded in our balance sheet are attributable to the 11 consolidated NCSLT Trusts for which we have no ownership interest.

Off-Balance Sheet Arrangements

        We offer outsourcing services in connection with private education loan programs, from program design through securitization of the private education loans. We have structured and facilitated the securitization of private education loans for our clients through a series of bankruptcy remote, special purpose trusts.

        The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients' and Union Federal's assets sold into such trusts and make available more funds to students and colleges. See "—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation" for a discussion of our determination to not consolidate these securitization trusts as of June 30, 2010 and the impact new accounting standards had on our determination to consolidate certain of these trusts and deconsolidate UFSB-SPV effective July 1, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

        Net cash used by operating activities for the three months ended September 30, 2010 was $10.7 million, compared with cash provided by operating activities of $5.9 million for the three months ended September 30, 2009. During the first quarter of fiscal 2011, we began processing loans based on our Monogram platform, and as part of these loan programs, we funded $8.5 million to participation accounts, reflected as cash used in operating activities. Cash provided from operating activities for the three months ended September 30, 2009 reflected the receipt of a state tax refund and the timing of payments on accounts payable.

        We anticipate continuing to receive administrative and other fees related to our daily management and information gathering and reporting services for parties related to securitization trusts. We also expect to receive fees related to loan origination and portfolio management services to other clients, and fees related to Monogram-based loan programs. We believe that these fees, as well as management of our expenses, coupled with our significant cash, cash equivalents and investments will be adequate to fund our operations in the short term as we seek to expand our client base over the short and long term. While we believe that we may be successful in completing negotiations with respect to the sale of our Monogram platform to additional lenders, we are uncertain as to how much additional loan volume may be originated by these lenders in fiscal 2011.

        Cash provided by investing activities of $103.4 million for the three months ended September 30, 2010 was primarily due to a net $25.3 million decrease in restricted cash and guaranteed investment contracts, and receipt from borrowers of $78.4 million in private education loan principal by the consolidated securitization trusts. Cash provided by investing activities of $4.7 million for the first quarter of fiscal 2010 was primarily due to the net reduction in federal funds sold, available-for-sale investments and mortgage loans held to maturity.

        Cash used in financing activities was $145.1 million during the first quarter of fiscal 2011, primarily reflecting the principal paydowns on long-term borrowings by securitization trusts of $114.6 million. In addition, deposit volumes decreased $29.3 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal as we better align deposit rates to the yields available on Union Federal's assets. We do not anticipate that this change in funding strategy will impact our ability to evaluate and pursue strategic alternatives for Union Federal. Cash used in financing activities in the first quarter of fiscal 2010 reflected increases in the volume of deposits, partially offset by payments under capital leases and for borrowings under the private education loan warehouse facility.

        At September 30, 2010, we had $5.8 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston.

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

        On October 22, 2010, the OTS approved a cash dividend from Union Federal to First Marblehead of up to $29.0 million. The approved amount of the dividend includes the $21.2 million that we distributed to Union Federal pursuant to our tax sharing agreement. As of November 9, 2010, Union Federal had not paid such dividend.

Sources and Uses of Liquidity

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

  •
  the extent to which our services and products, including Monogram-based loan programs, gain market share and remain competitive at pricing favorable to us;

  •
  the extent to which we contribute cash to clients or credit facility providers in connection with our Monogram platform;

  •
  the regulatory capital requirements applicable to Union Federal (see "—Support of Subsidiary Bank" below for additional information);

  •
  the amount and timing of receipt of additional structural advisory fees, asset servicing fees and residuals;

  •
  the results of the audit conducted by the IRS of our tax returns for fiscal years 2007, 2008, 2009 and 2010, which could result in adjustments to tax refunds previously received in connection with the sale of the Trust Certificate;

  •
  the timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized; and

  •
  the timing, size, structure and terms of acquisitions, if any.

        Liquidity is required for capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, credit enhancement provided in connection with Monogram-based loan programs and maintaining the regulatory capital of our bank subsidiary, Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to private education loans and residual receivables on our balance sheet, to change our fee structure and to add new products and reduce our overhead expenses. See Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on September 2, 2010, under the heading "Executive Summary—Business Trends and Uncertainties," for an expanded description of actions taken by us since fiscal 2009 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends and repurchases of our common stock for the foreseeable future.

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

        Union Federal's equity capital was $43.9 million at September 30, 2010, down slightly from $44.4 million at June 30, 2010, due to net losses for the first quarter of fiscal 2011. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2010 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

        In July 2009, FMD entered into the Supervisory Agreement and Union Federal consented to an order to cease and desist with respect to Union Federal, or Order, pursuant to which FMD and Union Federal, respectively, agreed to comply with certain requirements imposed by the OTS. During fiscal 2010, FMD and Union Federal complied in all material respects with the conditions set forth in the Supervisory Agreement and the Order, respectively. In March 2010, the OTS terminated the Supervisory Agreement and the Order, each in its entirety.

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

        Union Federal's regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2010	June 30, 2010
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	126.1%	124.8%
Total capital	8.0	10.0	126.7	125.5
Tier 1 (core) capital ratio	4.0	5.0	34.1	27.9

        In October 2010, the OTS approved a dividend from Union Federal to First Marblehead of up to $29.0 million. On a pro forma basis, if Union Federal were to have paid the full amount of the dividend during the first quarter of fiscal 2011, Union Federal's Tier 1 and Total risk-based capital ratios would have been 38.7% and 39.4%, respectively, and its Tier 1 (core) capital ratio would have been 13.7%.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risk is separately managed between our Loan Operations segment and our Securitization Trusts segment. For a description of the activities that constitute our Loan Operations segment and our Securitization Trusts segment, see Note 1, "Nature of Business," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

Loan Operations

        In the ordinary course of business, we are subject to interest-rate risk and credit risk. Interest-rate risk applies to all of our interest-bearing assets and liabilities, as well as service receivables. Credit risk is primarily related to loans, cash equivalents and investments.

Interest-Rate Risk

        The interest-rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration and are subject to frequent re-pricing for demand liabilities at maturity in the case of time deposits.

        Less than 2% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from September 30, 2010. Approximately 84% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from September 30, 2010.

        Deposit pricing is subject to weekly examination by a committee of senior managers from Union Federal and FMD's Finance and Risk and Compliance Departments. The committee considers competitors' pricing, inflows and outflows of deposit balances and Union Federal's funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

        The frequent re-pricing of our liabilities drives our investment decisions. Approximately 63% of our mortgage loans have variable interest rates. Interest rates on private education loans are based on the one-month LIBOR rate. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

        The matching of the interest-rate characteristics and duration of assets and liabilities mitigates interest-rate risk with respect to net interest revenue. We frequently monitor these assumptions and their effect on the estimated fair value of service revenue receivables and net interest income. We believe that we have adequately addressed interest-rate risks in our cash flow models.

Credit Risk

        We manage cash, cash equivalents and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents, short-term investments and investments available for sale are invested with the Board of Governors of the Federal Reserve System, or Federal Reserve, in deposits and money market funds at highly rated institutions or government agency mortgage-backed securities.

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

        Our assumptions regarding defaults and recoveries of securitized loans both on-balance sheet and off affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows and our estimates of their fair value. See Note 7, "Service Revenue Receivables and Related Income," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. We believe that we have adequately addressed credit risks in our cash flow models.

Securitization Trusts

        As a result of the adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes portfolios of private education loans, restricted cash and guaranteed investment contracts and long-term borrowings that subject our results of operations to market risk. Our results of operations include interest income associated with securitized assets, a provision for loan losses and interest expense associated with the debt issued from the securitization trusts to third parties. Many aspects of market risk are mitigated by the design of the trusts per the applicable indentures. We, in our role as trust administrator, ensure compliance with the indentures through our Loan Operations segment.

Interest-Rate Risk

        Interest rate risk for our Securitization Trusts segment is mitigated by the design of the trusts at securitization, and interest-rate risk is not actively managed by us. Generally, the securitization trusts financed the purchase of private education loans with long-term borrowings that have the same underlying index type and index reset frequency as the purchased loans, or using an index that would behave similarly to that of the purchased loans. All of the private education loans included in our Securitization Trust segment have variable rates based on one-month LIBOR, as do the majority of long-term borrowings.

Credit Risk

        Upon adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes the restricted cash and guaranteed investment contracts of the 14 consolidated securitization trusts. Credit risk related to cash and investments is managed by the design of the trust. Cash may only be invested in allowable investments per the indentures, including U.S. Treasury obligations, or deposits, money market accounts or guaranteed investment contracts of highly rated institutions. Trust administration performed by our Loan Operations segment includes ensuring that cash and investments are placed in allowable investments per the applicable indenture.

        With respect to the private education loans included in our Securitization Trusts segment, default prevention and management is performed on the trusts' behalf by our FMER subsidiary in accordance with the applicable trust administration and special servicing agreements. We employ risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure provides us with data that enables comprehensive analytics, and we are able to customize collections strategies as needed to optimize loan performance. The financial results of FMER are included in our Loan Operations segment.

Item 4.    Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        During the first quarter of fiscal 2011, we made changes to our internal control over financial reporting to incorporate disclosure controls and procedures over the financial information of entities consolidated during the quarter as a result of our adoption of ASU 2009-16 and ASU 2009-17. See Note 2, "Summary of Significant Accounting Policies—Consolidation," and Note 3, "Change in Accounting Principle," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information. The changes included conforming the financial accounting records and processes of the newly consolidated entities to our existing policies and procedures, particularly as they relate to critical accounting policies, account reconciliation and disclosure preparation and review procedures. No other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings.

        We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding that would have a material adverse impact to our operations or financial condition.

Item 1A.    Risk Factors.

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

        We have updated the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter, including developments in the TERI Reorganization:

  •
  A number of factors, some of which are beyond our control, have adversely affected and may continue to adversely affect our portfolio funding activities and thereby adversely affect our results of operations.

  •
  The Creditors Committee has challenged the enforceability of certain of the trusts' security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

  •
  The TERI Reorganization could adversely affect our cash flows from the securitization trusts.

  •
  Our potential recovery from TERI's bankruptcy estate on our general unsecured claim is uncertain.

  •
  The price of our common stock may be volatile.

In addition, we added a risk factor entitled "We may acquire other businesses, and we may have difficulty integrating these businesses or generating an acceptable return from acquisitions," and we have made material changes to the following risk factors as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2010:

  •
  If competitors acquire or develop a private education loan database or advanced loan information processing systems, our business could be adversely affected.

  •
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

  •
  We were required to consolidate certain securitization trusts in our financial results as of July 1, 2010, which has resulted in significant changes to the presentation of our financial statements and may result in increased volatility in our reported financial condition and results of operations.

 Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

        Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management and asset servicing. In August 2009, we completed the development of our Monogram platform, which incorporates refinements to our origination process, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities.

        We have limited experience with our Monogram platform, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty. We are uncertain of the extent to which the market will accept our Monogram platform, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. As of November 9, 2010, we have signed only two loan program agreements and fully deployed the product to only two clients. Successful sales of our services, including our Monogram platform, will be critical to growing and diversifying our revenues and client base in the future.

        Our Monogram platform may include capital commitments on our part for credit enhancement. We have provided capital commitments in connection with our two initial Monogram-based loan programs. Should additional lenders require credit enhancement from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us.

        Commercial banks have historically served as the initial funding sources for private education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated take-out securitization transactions to support the long-term funding of private education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal education loan marketing and private education loan marketing have been eliminated by legislation that eliminated the Federal Family Education Loan Program, or FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, the private education loan business may generally be less attractive to commercial banks than in the past.

        Some of our former clients have exited the private education loan market completely. To the extent that commercial banks exit the private education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to finance successfully loans generated through our Monogram platform through capital market transactions. We cannot assure you that we will be successful in either the short-term or the long-term in meeting these challenges.

We have provided credit enhancement in connection with two loan programs and may enter into similar arrangements in connection with future loan programs based on our Monogram platform. As a result, we have capital at risk in connection with lenders' loan programs. We may lose the capital we have provided as credit enhancement, and our financial results could be adversely affected.

        Historically, the loan programs that we facilitated included a third-party guaranty, pursuant to which the guarantor agreed to reimburse lenders for unpaid principal and interest on defaulted loans. Our Monogram platform does not include a third-party guaranty. In connection with the initial two loan programs based on our Monogram platform, we have provided credit enhancement by funding a participation account for each lender up to a specified dollar limit, which we refer to as the participation cap, to serve as a first-loss reserve for defaulted program loans. We provided an initial deposit into the participation accounts and agreed to provide supplementary deposits into such accounts on a quarterly basis during the term of the loan program agreements based on disbursed program loan volume and adjustments to default projections for program loans. Although we will not be required to provide any credit enhancement in excess of the participation cap, we have or will have capital at risk in connection with lenders' loan programs and the amount of such capital at risk will increase quarterly. As of November 9, 2010, we have funded capital commitments in the amount of $8.5 million in support of existing Monogram-based loan programs. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts depending on the performance of the portfolio of program loans. Any such loss would erode our liquidity position and damage business prospects for our Monogram platform.

        Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have only recently developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform. We must closely monitor the characteristics and performance of each lender's loan portfolio in order to suggest adjustments to the lenders' programs and tailor our default prevention and recovery strategies. We have limited experience with the infrastructure that we have built for such monitoring, which requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies, and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts may increase.

        We may offer additional prospective clients similar credit enhancement arrangements. We expect that the amount of any such credit enhancement offered to a particular lender would be determined based on the particular terms of the lender's loan program, including the underwriting guidelines with respect to such program. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement.

We will need to facilitate substantial loan volume in order to return to profitability.

        We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate substantial loan volumes in order to return to profitability. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients' loan portfolios, it is difficult for us to forecast the level or timing of our revenues or income with respect to our Monogram platform generally or a specific lender's Monogram-based program.

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

        Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its private education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae's program to market private education loans continues to grow, or if Sallie Mae or Nelnet, Inc., which currently provides fee-based services for non-federally guaranteed loans, seeks to market more aggressively to third parties the full range of services that we offer. Other private education loan originators include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services.

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

        We focus our business on the market for private education loans, and substantially all of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act of 1965. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for private education loans. In addition, the elimination of FFELP could result in increased competition in the market for private education loans, which could adversely affect the volume of private education loans and future capital markets transactions, if any, that we facilitate and impede the growth of our business.

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

        In August 2008, the Higher Education Opportunity Act was signed into law, which adds:

  •
  significant restrictions to the marketing of federal and private education loans; and

  •
  significant compliance burdens to private education loan lenders by adding new Truth in Lending Act, or TILA, disclosures, procedures and rescission rights, as well as accompanying civil penalties.

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

        As a result of capital market dislocations that began during the second quarter of fiscal 2008, continued through fiscal 2009 and fiscal 2010 and, to a lesser extent, persisted as of November 9, 2010, as well as the TERI Reorganization, we have not completed a securitization transaction since September 2007. In addition, high unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated value of our service receivables. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing private education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the private education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

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

        In addition, if private education loans were or are marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated or violates any applicable law, state unfair and deceptive practices acts could impose liability on the holder of the loan or create defenses to the enforceability of the loan. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or others could have a negative impact on lenders' desire to market private education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of private education loans.

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

        Based on facilitated loan volumes, we may outsource some borrower services functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with education loan volume. We rely on our vendors to provide high levels of service and support. Our reliance on external vendors subjects us to risks associated with inadequate or untimely service and could result in problems with service or support that we would not experience if we performed the service functions in-house.

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

        We own a database of historical information on private education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and establish the changes in fair value of the additional structural advisory fee, asset servicing fee and residual receivables that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our private education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours, and TERI possesses certain historical information related to TERI-guaranteed loans. As lenders and other organizations in the private education loan market originate or service loans, they compile over time information for their own private education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of private education loans than we have over the past two fiscal years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires a private education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

        On November 2, 2010, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, which we refer to as the Motion, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI's use of historical loan data, which we refer to as the Data Restrictions, have lapsed. In general, the Data Restrictions have limited TERI to using or disclosing the loan data in connection with education loan guaranty programs offered and guaranteed by TERI. If the Bankruptcy Court grants the Motion or if TERI were to assert successfully that the Data Restrictions terminated in the context of the TERI Reorganization or otherwise, the competitive advantage of our loan database could diminish. Furthermore, as a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are held by neither the securitization trusts facilitated by us nor Union Federal.

If we are unable to protect the confidentiality of our historical loan database and proprietary information systems and processes, the value of our services and technology will be adversely affected.

        We rely on trade secret laws and restrictions on disclosure to protect our historical loan database and proprietary information systems and processes. We have sought to limit TERI's rights to use or disclose its historical loan database in the context of the TERI Reorganization, and we have entered into confidentiality agreements with third parties and with some of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. On November 2, 2010, TERI filed the Motion effectively requesting the Bankruptcy Court to rule that the Data Restrictions have lapsed. If the Bankruptcy Court grants TERI's Motion or if TERI were to assert successfully that the Data Restrictions terminated in the context of the TERI Reorganization or otherwise, the competitive advantage of our loan database could diminish.

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

        Our future success depends, in part, on our ability to process loan applications in an automated, error-free manner. The volume of loan originations that we are able to process is based, in large part, on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement, such as the ability to process loans over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our clients' origination requirements or properly administer our clients' credit agreement templates or required disclosures, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

        As of September 30, 2010, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of private education loans held by the securitization trusts that we administer and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the private education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. During the second quarter of fiscal 2010, we announced that we had entered into negotiations for the acquisition of a loan servicer. We were subsequently unable to agree to terms, and, as of the third quarter of fiscal 2010, negotiations with respect to the contemplated acquisition had terminated. We continue to believe, however, that ownership of a loan servicer could complement our overall strategy and reduce our reliance on an external service provider for loan servicing, which subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients' loans and the value of our additional structural advisory fee, asset servicing fee and residual receivables. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

        Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the applicant and borrower information that we process in connection with the private education loans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we were to experience a data security breach, or if we or the securitization trusts that we administer were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

We may acquire other businesses, and we may have difficulty integrating these businesses or generating an acceptable return from acquisitions.

        We may acquire other businesses or make strategic purchases of interests in other companies related to our business in order to grow, add product offerings or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

  •
  our management may be distracted by these acquisitions and may be forced to divert a significant amount of time and energy into integrating and running the acquired business;

  •
  we may not achieve the desired outcomes justifying the acquisition;

  •
  we may face difficulties integrating the acquired business' operations and personnel; and

  •
  we may face difficulties incorporating the acquired technology into our existing product offerings.

Risks Related to Our Financial Reporting and Liquidity

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

        As compensation for our past securitization activities, we were entitled to receive structural advisory fees and a portion of the residual interests in the securitization trusts that we facilitated. We received up-front structural advisory fees when the securitization trusts purchased the private education loans, and we continue to be entitled to receive additional structural advisory fees over time, based on the amount of private education loans outstanding in the trust over the life of the trust. As required under GAAP, we recognized the estimated fair value of up-front and additional structural advisory fees and residual receivables as revenue when the securitization trusts purchased the private education loans because receipt of our fees is not contingent on any further service requirement by us. Quarterly, we update our estimate of the fair value of our receivables, and changes to the fair value, less cash distributions, if any, are recorded as revenue (trust updates) in the period in which the change is made. We are entitled to asset servicing fees for additional services that we are contractually obligated to perform relating to the Trust Certificate. We recognize the net present value of asset servicing fees as our services are performed. The receipt of the fees is contingent, however, on distributions from the NCSLT Trusts available to the third-party owner of the Trust Certificate. Quarterly, we update our assumptions with respect to the amount and timing of receipt of these fees, and record the changes in our estimates as revenue (fee updates) in the period in which the change is made.

        We have no further financial obligation with respect to our additional structural advisory fees or residuals in the securitization trusts we facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service revenue receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated, if actual performance differs from our assumptions at September 30, 2010. As of September 30, 2010, we expected to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction, consistent with our expectations at June 30, 2010.

        Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. Our key assumptions to estimate fair value include: discount rates; the annual rate and timing of private education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time; the expected annual rate and timing of private education loan defaults, including the effects of various risk mitigation strategies, such as forbearance programs, and expected amount and timing of recoveries of defaulted private education loans; the source and amount of guaranty payments made on defaulted private education loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators and our historical experience to predict prepayment and default rates, management's ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

        If the actual performance of the private education loan portfolios held by some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change, and the additional structural advisory fees and residuals that we receive from the trusts, and the asset servicing fees that we receive from the third-party owner of the NCSLT Trusts' residual interests, could be significantly less than that reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting default and recovery rates on loan portfolios could cause or contribute to differences between actual performance of the portfolios and our key assumptions. With regard to TERI, for purposes of estimating the fair value of our service revenue receivables, we assumed at September 30, 2010 that the application of the pledged accounts will occur in accordance with the terms of the Modified Plan of Reorganization.

We were required to consolidate certain securitization trusts in our financial results as of July 1, 2010, which has resulted in significant changes to the presentation of our financial statements and may result in increased volatility in our reported financial condition and results of operations.

        The presentation of our consolidated financial statements beginning with the first quarter of fiscal 2011 differs significantly from the presentations included in prior periodic reports. Historically, each of the securitization trusts created after January 31, 2003 met the criteria to be a QSPE as defined by ASC 860-40. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could result in us being considered the primary beneficiary of such trust, were amended in order for them to be considered QSPEs. Effective July 1, 2010 we adopted ASU 2009-16 and ASU 2009-17, which eliminated the exemption from consolidation afforded to QSPEs and changed the criteria for determining the party considered to be a primary beneficiary.

        Effective July 1, 2010, we consolidated 14 securitization trusts that we previously facilitated, and we deconsolidated UFSB-SPV. As a result, on the date of adoption, we recorded a net increase in total assets and total liabilities of approximately $7.87 billion and $8.78 billion, respectively, and a net decrease in total equity of approximately $916.7 million, comprised of an increase in our stockholders' equity of approximately $62.2 million recorded as an adjustment to opening retained earnings, more than offset by a non-controlling interest deficit of $979.0 million. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including private education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees from other off-balance sheet VIEs that were not consolidated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation," included in Item 2 of Part I of this quarterly report for additional details regarding our adoption of ASU 2009-16 and ASU 2009-17.

        ASU 2009-17 requires us to make additional judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices. Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity's economic performance, and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment. Moreover, we are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with 18 VIEs for which we perform services related to default prevention and portfolio management. As of November 9, 2010, we had determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. In particular, the commencement by Ambac of a voluntary case under Chapter 11 of the Bankruptcy Code on November 8, 2010 could cause us to change our determination not to consolidate certain VIEs for which an affiliate of Ambac provides credit enhancement. Given the size of our VIEs, any decision to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Any such consolidations or deconsolidations, were they to occur, could make comparisons of our financial performance between periods challenging to investors.

        In addition, our financial results for the first quarter of fiscal 2011 reflect the adoption of new accounting policies, including policies for the determination of an allowance for loan losses and the related provision for loan losses, the recognition of interest income on delinquent and defaulted loans and amortization of loan acquisition costs and origination fees. We have also adjusted, and may need to further adjust, elements of our information technology infrastructure in order to support our financial reporting following adoption of ASU 2009-17. We have limited experience with our new policies and infrastructure, and we may need to adjust them in the future based on our actual experience, new facts and circumstances, or evolving interpretations and practices.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect.

        Effective March 31, 2009, we completed the sale of our Trust Certificate in a transaction intended to improve our financial condition and liquidity. The sale of the Trust Certificate generated a cash refund for income taxes previously paid. The U.S. federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal years 2007, 2008, 2009 and 2010. The IRS or a state taxing authority could challenge our tax positions in connection with the transactions, notwithstanding our receipt of any tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund for taxes previously paid, or we may not eliminate our tax obligations relating to the residuals. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs.

We have guaranteed the performance of Union Federal's obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

        In connection with Union Federal's sale of private education loans in October 2009, we delivered a performance guaranty to the purchaser of the loan portfolio. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, we would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal is unable to perform its obligations under the loan purchase and sale agreement.

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

Changes in interest rates could affect the value of our additional structural advisory fee, asset servicing fee and residual receivables, as well as demand for private education loans and our services.

        Private education loans typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in delinquency and default rates for outstanding private education loans, as well as increased use of basic forbearance or alternative payment plans. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. Other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates or such use. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments. If the prepayment or default rates increase for the private education loans held by us or the securitization trusts that we facilitated, we may experience a decline in the value of our additional structural advisory fee, asset servicing fee and residual receivables, which could cause a decline in the price of our common stock and could cause future portfolio funding transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

        LIBOR is the underlying rate for most of the trusts' assets and liabilities and changes in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of private education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of asset-backed securities, or ABS, that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which in turn could decrease the estimated fair value of our service revenue receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fee receivables, which bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

If sufficient funds to finance our business, including Union Federal, are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

        We may require additional funds for our products, operating expenses, credit enhancement for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through private education loan asset-backed securitizations. The securitization market, although more accessible than during the height of the financial crisis, continues to be available only on terms that are not acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of September 30, 2010, which include proceeds of tax refunds under audit as of November 9, 2010, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient to provide amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products and further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 16, "Union Federal Regulatory Matters—Regulatory Capital Requirements," in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional details.

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

        Although our Monogram platform offering has been designed to generate recurring revenue with less dependence on the securitization market and third-party credit enhancement, we have limited experience with it and, as of November 9, 2010, have fully deployed it to only two lender clients. In addition, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving private education loans on terms acceptable to us. In particular, such transactions may enable us to access and recycle capital previously deployed as credit enhancement for Monogram-based loan programs. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different than our past transactions, including lower revenues and additional cash requirements on our part.

        If we continue to be unable to access the ABS market on acceptable terms, our revenues may continue to be adversely impacted, and we may continue to generate net losses, which would further erode our liquidity position.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of loan programs based on our Monogram platform offering.

        Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings, such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform and entered into loan program agreements with SunTrust Bank and Kinecta Federal Credit Union pursuant to which we expect to generate ongoing monthly revenue through the maturity of the Monogram program loans. Deployment of this platform has been limited, however, and we will need to gain widespread market acceptance of our Monogram platform in order to improve our long-term financial condition, results of operations and cash flows.

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

  •
  continuing degradation of the credit quality or performance of the loan portfolios of the trusts we facilitated, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of ABS, or result in material, adverse modifications in rating agency assumptions, ratings or conclusions with respect to the securitization trusts;

  •
  rating agency actions, including downgrades, of ABS that we facilitated in the past or any occurrence of an event of default with respect to such securities, which could reduce demand for additional securitizations that we structure;

  •
  material breach of our obligations to clients, including securitization trusts and former or current lender clients;

  •
  the timing and size of private education loan asset-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, including continued disruptions of the auction rate note market, which could impact pricing or demand for our future securitizations, if any;

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

        New or continuing dislocations in the capital markets, reductions in the valuations of our service receivables and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. We expect the structure and pricing terms in near-term future transactions, if any, to be less favorable than in the past.

Recent legislation will affect the terms of future securitization transactions.

        The SEC has proposed new rules governing ABS issuance that, due to the requirements for risk retention, may affect the desirability of issuing ABS as a funding strategy. In addition, the Dodd-Frank Act signed into law on July 21, 2010, grants federal banking regulators substantial discretion in developing specific risk retention requirements for all types of consumer credit products and requires the SEC to establish new data requirements for all issuers, including standards for data format, asset-level or loan-level data, the nature and extent of the compensation of the broker or originator, and the amount of risk retention required by loan securitizers. The Dodd-Frank Act and its implementing regulations, once adopted, will affect the terms of future securitization transactions, if any, that we facilitate and may result in greater risk retention and less flexibility for us in structuring such transactions.

In structuring and facilitating securitizations of our clients' loans, administering securitization trusts or as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to transaction parties.

        We facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance private education loans that our clients originated, including trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts have issued, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts or other transaction parties to disclose adequately all material information regarding an investment in the ABS, if the trust made statements that were misleading in any material respect in information delivered to investors or if we breach any duties as the structuring advisor or administrator of the securitization trusts, it is possible that we could be sued and ultimately held liable to noteholders or other transaction parties. The Modified Plan of Reorganization provides exculpation for certain of our actions as administrator of the trusts in connection with the TERI Reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI Reorganization. Recent investigations by state attorneys general, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

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

        As a result of the automatic stay under the Bankruptcy Code, TERI ceased purchasing defaulted private education loans, including defaulted loans from the NCSLT Trusts, in April 2008. In June 2008, the Bankruptcy Court entered an order approving a motion by TERI to honor its guaranty agreement obligations using cash in the pledged accounts. Beginning in July 2008, TERI resumed paying its obligations under the guaranty agreements with respect to defaulted loans from the trusts, but only using cash in the pledged account established for the benefit of the specific trust that owned the defaulted loan.

        The Bankruptcy Court's June 2008 order granted parties rights to challenge the trusts' security interests in the collateral other than the pledged accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted private education loans transferred by the trusts to TERI with an aggregate principal and accrued interest balance of more than $599.3 million as of September 30, 2010, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI's petition for reorganization totaling more than $51.4 million as of September 30, 2010. In February 2009, pending resolution of the issues raised previously in the Creditors Committee's complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the pledged accounts.

        On August 26, 2010, TERI and the Creditors Committee filed the Modified Plan of Reorganization and subsequently solicited the votes of creditors. All classes of creditors, including each of the NCSLT Trusts, voted or were deemed to have voted in favor of acceptance of the Modified Plan of Reorganization. On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which will become effective on a date to be determined by the Creditors Committee provided that the conditions for effectiveness set forth in the Modified Plan of Reorganization have been met.

        Under the Modified Plan of Reorganization, the adversary complaint filed by the Creditors Committee would be dismissed with prejudice as part of the settlement of the NCSLT Trusts' claims against TERI's bankruptcy estate. If the Modified Plan of Reorganization does not become effective, or a successor plan that provides for settlement of the adversary complaint, is not consummated and if the Creditors Committee or any other party is successful in challenging the trusts' security interests, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI's guaranty obligations to that trust would decrease materially. As a result, the trust's unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted private education loans transferred to TERI, which have historically been used to replenish a particular trust's pledged account, would instead become an asset of TERI's bankruptcy estate available for distribution to other holders of claims. The settlement of the adversary complaint, in the context of the Modified Plan of Reorganization or otherwise, could also result in a material decrease in the amount of pledged collateral available exclusively to a particular securitization trust. A challenge to the security interests could delay distributions to creditors, and a successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

The TERI Reorganization could adversely affect our cash flows from the securitization trusts.

        In its role as guarantor, TERI agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI had historically been the exclusive provider of borrower default guarantees for our clients' private education loans. Under the terms of our past purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client's TERI-guaranteed loans during a specified loan purchase period. Under the Modified Plan of Reorganization, which was confirmed on October 29, 2010, TERI will reject the guaranty agreements and settle its claims with the NCSLT Trusts.

        In general, the termination of the TERI guaranty agreements in the TERI Reorganization will terminate our purchase obligations under the purchase agreements. We may be subject to claims, however, that we breached our contractual obligations under our past purchase agreements, which could adversely affect our business reputation. In addition, our financial results would be adversely affected if we were required to defend or pay damages in connection with any such claim.

        Under the settlement provisions in the Modified Plan of Reorganization, a particular NCSLT Trust may receive all or a portion of its pledged account and may have an allowed unsecured claim against TERI's estate. There can be no assurance, however, that amounts actually distributed to such NCSLT Trust from TERI's bankruptcy estate will be sufficient to address the cashflow requirements of the NCSLT Trust. Therefore, loan defaults would have a further adverse effect on the amount or timing of cash flows that would otherwise be expected to be generated by the NCSLT Trust, which would adversely affect the value of our service receivables, including our asset servicing and additional structural advisory fees.

Our potential recovery from TERI's bankruptcy estate on our general unsecured claim is uncertain.

        Notwithstanding the allowance of our unsecured claim in the aggregate amount of approximately $28.1 million pursuant to the Stipulation, the amount of our ultimate recovery from TERI's bankruptcy estate in respect of our claims is difficult to estimate. The compensation and other operating expenses of TERI, together with the expenses of its professional advisors and those of the Creditors Committee, during the course of the reorganization proceeding will have consumed a significant portion of TERI's unrestricted cash. Based on filings made with the Bankruptcy Court, TERI had unrestricted cash and marketable securities of $83.1 million as of April 30, 2008, but expects only $42.3 million to remain available for transfer to the liquidating trust under the Modified Plan of Reorganization, assuming such plan becomes effective on September 30, 2010. As a result, general unsecured creditors of TERI will receive a small portion of their claims in cash shortly following the effectiveness of any plan of reorganization. The larger portion of their respective distributions under the plan will only be received by creditors based on the level of recoveries on defaulted loans transferred to the liquidating trust. Those recoveries are expected to be collected over many years, and the recovery rate will depend on the experience and skill of the party or parties managing collections with respect to such loans. Under the Modified Plan of Reorganization, reorganized TERI would manage collections with respect to the portion of such loans for which TERI is currently managing collections. As of November 9, 2010, we are managing collections on behalf of TERI with regard to the remainder of such loans. We have only agreed to continue providing such services for up to 90 days following the effective date of the Modified Plan of Reorganization. Moreover, we can provide no assurance that the plan trustee will seek to engage us following the effectiveness of any plan of reorganization or that we will be able to reach acceptable terms with such plan trustee regarding our continued services.

Risks Relating to Regulatory Matters

We will become subject to new regulations which could increase our costs of compliance and alter our business practices.

        Regulators have increased diligence and enforcement efforts and new laws and regulations have been passed or are under consideration in Congress as a result of turbulence in the financial services industry. On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and the federal agencies are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. In addition, some of the provisions of the Dodd-Frank Act would not apply to us if Union Federal is sold.

        The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which is currently the primary federal regulator for FMD and Union Federal, will cease to exist on July 21, 2011 unless the Secretary of the Treasury opts to delay such date for up to an additional six months. The Office of the Comptroller of the Currency, or OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including Union Federal. The Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners' Loan Act, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) could alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years.

        The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or BCFP, as an independent agency within the Federal Reserve to regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. These laws may directly impact our business operations, whether or not Union Federal is sold. The potential reach of the BCFP's broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the BCFP, which would, among other things, receive, review and attempt to resolve informally complaints from private education loan borrowers. Finally, the Dodd-Frank Act requires the BCFP and the Secretary of Education, in consultation with Federal Trade Commission, or FTC, commissioners and the Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of information relating to the private education lending market, including private education loan lenders.

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

        Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. As of November 9, 2010, our subsidiary FMER has been approved for licenses in Massachusetts, New Jersey, Pennsylvania and Texas. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may be subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we divest Union Federal, if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. In particular, the Dodd-Frank Act weakens federal pre-emption of state regulations currently enjoyed by federal savings associations and their operating subsidiaries, such as Union Federal and its operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

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

        The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve issued regulations to implement provisions of the Higher Education Opportunity Act. The regulations revised the number, timing, and content of disclosures required for private education loans by TILA and the Federal Reserve's implementing regulation for TILA, Regulation Z. Under the regulations, private education loan creditors are now required to provide disclosures about loan terms and features on or with the loan application and are also required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. Compliance with the new regulations became mandatory in February 2010. In addition, in December 2009, the Federal Reserve and the FTC announced final rules to implement the risk-based pricing provisions of the Fair and Accurate Credit Transactions Act of 2003. The final rules will generally require that lenders provide disclosures to certain consumers if credit is offered to them on less favorable terms than those offered by the lender to other consumers. Compliance with the disclosure requirements is mandatory as of January 1, 2011.

        Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in private education loan programs. These penalties or exclusions, were they to occur, would negatively impair our business reputation and ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests or asset servicing fees could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

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

        In April 2010, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for all private education loans. If enacted as initially proposed, both bills would apply retroactively to private education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. If enacted, these bills could adversely affect the performance of the securitization trusts and the key assumptions we used, including recovery assumptions, to estimate the fair value of our additional structural advisory fees. In addition, these bills, if enacted, may restrict the availability of capital to fund private education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

        In July 2009, legislation was introduced in the U.S. Senate that would allow private education loan borrowers to "swap" their private education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Private education loans made between July 1, 1994 and July 1, 2010 would be eligible for such a swap. Borrowers could not be more than 90 days delinquent on their private education loans in order to qualify. In April 2010, similar debt-swap legislation was introduced in the U.S. House of Representatives. If either bill is enacted, borrowers with loans in the securitization trusts could exchange their private education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, the bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we have worked with in the past, the private education loans that we facilitate would be subject to individual state consumer protection laws.

        All of the lenders with which we work are federally-insured banks and credit unions and, therefore, in most cases, are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy pre-emption from enforcement of state consumer protection laws. In providing our private education loan services to our lender clients, we do not act as a lender, guarantor or loan servicer, and the terms of the private education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

        The association between marketers of high-interest "payday" loans, tax-return anticipation loans, or subprime credit cards, and online payment services, on the one hand, and banks, on the other hand, has come under recent scrutiny. Recent litigation asserts that loan marketers use lenders with a bank charter that authorizes the lender to charge the most favored interest rate available in the lender's home state in order to evade usury and interest rate caps, and other consumer protection laws imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. Moreover, federal banking regulators and the FTC have undertaken enforcement actions challenging the activities of certain loan marketers and their bank partners, particularly in the context of subprime credit cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders has been coordinated by us, are distinguishable from the activities involved in these cases.

        Additional state consumer protection laws would be applicable to the private education loans we facilitate if we, or any third-party loan marketer engaged by us or a bank whose loans we facilitate, were re-characterized as a lender, and the private education loans (or the provisions governing interest rates, fees and other charges) could be unenforceable unless we or a third-party loan marketer had the requisite licenses or other authority to make such loans. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost to us. As of November 9, 2010, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending; however, if such actions occurred, they could have a material adverse effect on our business.

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

  •
  the success of our Monogram platform or our fee-for-service offerings;

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

  •
  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fee, asset servicing fee and residual receivables and private education loans held for sale, including among others, discount, net default and prepayment rates;

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

  •
  adoption of ASU 2009-16 and ASU 2009-17 and their effects on our reported financial condition and results of operations, including future determinations to consolidate or deconsolidate VIEs;

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

        Our directors and executive officers, and entities affiliated with them, owned approximately 22% of the outstanding shares of our common stock as of September 30, 2010, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,135,692 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

        The following table provides information as of and for the quarter ended September 30, 2010 regarding shares of First Marblehead common stock that were repurchased under our repurchase plan authorized by our Board of Directors in April 2007, or the 2007 Stock Repurchase Plan, and our 2003 stock-based compensation plan, or the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(shares in thousands)
2007 Stock Repurchase Plan(1):
Balance, beginning of period:				8,831
July 1 - 31, 2010	—	—	—	8,831
August 1 - 31, 2010	—	—	—	8,831
September 1 - 30, 2010	—	—	—	8,831

Total 2007 Stock Repurchase Plan	—	—	—	8,831
Other(2):
Balance, beginning of period:				N/A
July 1 - 31, 2010	—	$—	—	N/A
August 1 - 31, 2010	13	2.32	—	N/A
September 1 - 30, 2010	—	—	—	N/A

Total Other	13	2.32	—	N/A

Total Purchases of Equity Securities	13	$2.32	—

(1)
Our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock under the 2007 Stock Repurchase Plan. The 10,000,000 shares authorized for repurchase included approximately 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. Future repurchases pursuant to the 2007 Stock Repurchase Plan may require regulatory approval. The 2007 Stock Repurchase Plan has no expiration date.

(2)
Pursuant to our 2003 Plan, we withhold shares of common stock in connection with tax withholding obligations upon vesting of restricted stock units. Our 2003 Plan has an expiration date of September 14, 2013.

Item 6.    Exhibits.

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

THE FIRST MARBLEHEAD CORPORATION
Date: November 9, 2010	By:
/s/ KENNETH KLIPPER
 Kenneth Klipper
 Managing Director, Chief Financial Officer,
Treasurer and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010
10.2(2)	Second Amendment to Lease between the Registrant and Cabot Road Owner—VEF VI, LLC dated as of November 3, 2010
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Static pool data as of September 30, 2010
99.2(3)	Supplemental presentation dated September 30, 2010

(1)
Incorporated by reference to exhibit to the registrant's current report on Form 8-K filed with the SEC on October 14, 2010

(2)
Incorporated by reference to exhibit to the registrant's current report on Form 8-K filed with the SEC on November 5, 2010

(3)
Incorporated by reference to exhibits to the registrant's current report on Form 8-K filed with the SEC on November 4, 2010