Form 10-K/A
period 2010-06-30
FIRST MARBLEHEAD CORP
filed 2010-11-18
CIK 1262279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        The First Marblehead Corporation (the "Corporation") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was originally filed with the Securities and Exchange Commission ("SEC") on September 2, 2010 (the "Original Annual Report"), for the sole purpose of refiling three exhibits. The Corporation has requested confidential treatment from the SEC for portions of these three exhibits, and the revised exhibits filed herewith reflect comments received from the SEC on the Corporation's confidential treatment request. Exhibit 10.38, Exhibit 10.39 and Exhibit 10.40 filed herewith supersede in their entirety Exhibit 10.38, Exhibit 10.39 and Exhibit 10.40 previously filed with the Original Annual Report.

        This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the filing of the Original Annual Report, and the Corporation has not changed the financial statements nor updated the disclosures contained therein to reflect any events that occurred at a later date. Part IV is also being amended to add currently dated Exhibits 31.3 and 31.4, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION
By:	/s/ DANIEL MEYERS Daniel Meyers Chief Executive Officer, President and Chairman of the Board of Directors
Date: November 16, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 16, 2010
/s/ KENNETH KLIPPER Kenneth Klipper	Managing Director, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	November 16, 2010
/s/ NANCY Y. BEKAVAC Nancy Y. Bekavac	Director	November 16, 2010
/s/ WILLIAM R. BERKLEY William R. Berkley	Director	November 16, 2010
/s/ DORT A. CAMERON III Dort A. Cameron III	Director	November 16, 2010
/s/ HENRY CORNELL Henry Cornell	Director	November 16, 2010

Signature	Title(s)	Date

/s/ GEORGE G. DALY George G. Daly	Director	November 16, 2010
/s/ PETER S. DROTCH Peter S. Drotch	Director	November 16, 2010
/s/ THOMAS P. EDDY Thomas P. Eddy	Director	November 16, 2010
/s/ WILLIAM D. HANSEN William D. Hansen	Director	November 16, 2010

 EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	Amended and Restated By-laws of the Registrant
4.1(3)	Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
4.2(4)	Amendment No. 1 dated as of January 30, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
4.3(5)	Amendment No. 2, dated August 18, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.
4.4(3)	Amended and Restated Registration Rights Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P., GS Parthenon B, L.P. and the other holders named therein
4.5(6)
Indenture, dated July 18, 2007, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant and Union Federal Savings Bank
4.6(6)
Settlement Agreement and Release, dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank
10.1(2)#	2002 Director Stock Plan
10.2(2)#	2003 Employee Stock Purchase Plan
10.3(7)#	2003 Stock Incentive Plan, as amended
10.4(1)#	Executive Incentive Compensation Plan
10.5(8)#	Summary of non-employee director compensation arrangements
10.6(9)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan
10.7(10)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan
10.8(11)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan
10.9(12)	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement

Number	Description
10.10(5)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers
10.11#*	First Amendment to Employment Agreement, dated as of May 17, 2010, between the Registrant and Daniel Meyers
10.12(5)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers
10.13#*	First Amendment to Indemnification Agreement, dated as of July 22, 2010, between the Registrant and Daniel Meyers
10.14(11)#	Non-Statutory Stock Option Agreement for $6.00 stock options between the Registrant and Daniel Meyers
10.15(11)#	Non-Statutory Stock Option Agreement for $12.00 stock options between the Registrant and Daniel Meyers
10.16(11)#	Non-Statutory Stock Option Agreement for $16.00 stock options between the Registrant and Daniel Meyers
10.17#*	Letter Agreement, dated February 25, 2005, between the Registrant and Kenneth Klipper, as supplemented
10.18(13)#	Letter Agreement, dated September 11, 2008, between the Registrant and Jack L. Kopnisky
10.19(14)#	Letter Agreement, dated September 30, 2008, between the Registrant and Anne P. Bowen
10.20(14)#	Letter Agreement, dated September 30, 2008, between the Registrant and Greg D. Johnson
10.21(14)#	Letter Agreement, dated October 3, 2008, between the Registrant and John A. Hupalo
10.22#*	Letter Agreement, dated September 22, 2008, between the Registrant and Seth Gelber, as supplemented
10.23#*	Letter Agreement, dated September 22, 2008, between the Registrant and Gary Santo, as supplemented
10.24#*	Letter Agreement, dated July 22, 2010, between the Registrant and Stein Skaane
10.25(8)#	Separation and Transition Services Agreement, dated May 17, 2010, between the Registrant and Peter B. Tarr
10.26(15)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC
10.27(11)	Indenture of Lease, dated September 5, 2003, between the Registrant and BP Prucenter Acquisition LLC, as amended
10.28(11)	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended
10.29(16)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC
10.30(16)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant

Number	Description
10.31(16)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC
10.32(16)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust
10.33(16)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC
10.34(17)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.
10.35(17)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.
10.36(18)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency
10.37(11)††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency
10.38††**	Private Student Loan Monogram Program Agreement, dated as of February 5, 2010, between the Registrant and Pennsylvania Higher Education Assistance Agency
10.39††**	Loan Program Agreement, dated as of April 20, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank
10.40††**	Certificate of Satisfaction and First Amendment to Loan Program Agreement, dated as of July 15, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4**	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description
32.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(19)	Static pool data as of June 30, 2010
99.2(19)	Supplemental presentation dated June 30, 2010

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

*
Filed with the Registrant's annual report on Form 10-K for the year ended June 30, 2010, originally filed with the SEC on September 2, 2010.

**
Filed herewith.

QuickLinks

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX