Form 10-Q
period 2010-12-31
FIRST MARBLEHEAD CORP
filed 2011-02-09
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2010

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

(800) 895-4283
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 8, 2011, the registrant had 100,833,152 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2010	June 30, 2010
ASSETS
Cash and cash equivalents	$241,839	$329,047
Short-term investments and federal funds sold, at cost	52,000	52,000
Restricted cash and guaranteed investment contracts, at cost	303,992	1,026
Investments available for sale, at fair value	3,998	4,471
Education loans held for sale, at lower of cost or fair value	—	105,082
Education loans held to maturity, net of allowance of $500,429 and $24,804	7,277,060	391
Mortgage loans held to maturity, net of allowance of $634 and $367	7,947	8,118
Interest receivable	86,168	2,457
Deposits for participation interest accounts, at fair value	8,492	—
Service revenue receivables, at fair value	14,547	53,279
Income taxes receivable	—	17,560
Net deferred tax asset	5,929	41,915
Goodwill	19,170	—
Intangible assets, net of accumulated amortization	28,512	1,194
Other assets	41,842	16,830
Total assets	$8,091,496	$633,370
LIABILITIES AND EQUITY
Liabilities:
Deposits	$55,900	$108,732
Restricted funds due to tuition payment processing clients	146,989	—
Accounts payable, accrued expenses and other liabilities	32,034	36,764
Income taxes payable	25,847	—
Education loan warehouse facility	—	218,059
Long-term borrowings	8,568,971	—
Total liabilities	8,829,741	363,555
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,086 and 108,975 shares issued; 100,833 and 100,736 shares outstanding	1,091	1,090
Additional paid-in capital	445,026	443,290
Retained earnings	61,535	11,389
Treasury stock, 8,253 and 8,239 shares held, at cost	(186,249)	(186,218)
Accumulated other comprehensive income	222	263
Total First Marblehead stockholders’ equity	321,626	269,815
Non-controlling interests	(1,059,871)	—
Total equity (deficit)	(738,245)	269,815
Total liabilities and equity	$8,091,496	$633,370
Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in the consolidated balance sheet above, after elimination of inter-company balances.
Assets available to settle obligations of consolidated VIEs:
Restricted cash and guaranteed investment contracts, at cost	$157,003	$—
Education loans held to maturity, net of allowance of $498,723	7,276,967	—
Interest receivable	86,076	—
Other assets	28,687	—
Total assets	$7,548,733	$—
Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$11,079	$—
Long-term borrowings	8,568,971	—
Total liabilities	$8,580,050	$—

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenues:
Net interest income:
Interest income	$85,023	$5,454	$172,964	$13,936
Interest expense	(16,284)	(3,953)	(34,710)	(7,995)
Net interest income	68,739	1,501	138,254	5,941
Provision for loan losses	(125,078)	(3)	(232,201)	47
Net interest income (loss) after provision for loan losses	(56,339)	1,498	(93,947)	5,988
Non-interest revenues:
Asset servicing fees:
Fee income	781	1,777	1,759	3,879
Fee updates	(1,127)	203	(1,036)	363
Total asset servicing fees	(346)	1,980	723	4,242
Additional structural advisory fees and residuals—trust updates	297	1,731	(335)	2,918
Administrative and other fees	1,997	4,932	4,250	10,529
Total non-interest revenues	1,948	8,643	4,638	17,689
Total revenues	(54,391)	10,141	(89,309)	23,677
Non-interest expenses:
Compensation and benefits	8,154	8,206	16,025	16,343
General and administrative expenses	20,616	12,352	41,713	30,541
Losses on education loans held for sale	—	10,688	—	134,614
Total non-interest expenses	28,770	31,246	57,738	181,498
Loss before income taxes and gain from TERI settlements	(83,161)	(21,105)	(147,047)	(157,821)
Other income — gain from TERI settlements	50,681	—	50,681	—
Loss before income taxes	(32,480)	(21,105)	(96,366)	(157,821)
Income tax benefit	(796)	(9,386)	(3,381)	(52,036)
Net loss	(31,684)	(11,719)	(92,985)	(105,785)
Net loss attributable to non-controlling interests	30,234	—	80,914	—
Net loss available to First Marblehead stockholders	$(1,450)	$(11,719)	$(12,071)	$(105,785)

Net loss per share available to First Marblehead stockholders:
Basic	$(0.01)	$(0.12)	$(0.12)	$(1.07)
Diluted	(0.01)	(0.12)	(0.12)	(1.07)

Weighted average shares outstanding:
Basic	100,833	99,247	100,802	99,224
Diluted	100,833	99,247	100,802	99,224

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting									Total
	convertible preferred stock		Common stock				Additional		Accumulated other	First Marblehead	Non-	Total
	issued		Issued		In treasury		paid-in	Retained	comprehensive	stockholders’	controlling	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	income	equity	interest	(deficit)
Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$156,913	$268	$405,465	$—	$405,465
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(105,785)	—	(105,785)	—	(105,785)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	68	68	—	68
Total comprehensive loss	—	—	—	—	—	—	—	(105,785)	68	(105,717)	—	(105,717)
Stock issuance from vesting of stock units	—	—	123	1	—	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,039	—	—	3,039	—	3,039
Tax expense from stock-based compensation	—	—	—	—	—	—	(983)	—	—	(983)	—	(983)
Balance at December 31, 2009	133	$1	106,891	$1,069	(7,643)	$(184,246)	$433,516	$51,128	$336	$301,804	$—	$301,804

Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$11,389	$263	$269,815	$—	$269,815
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	62,217	—	62,217	(978,957)	(916,740)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(12,071)	—	(12,071)	(80,914)	(92,985)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(41)	(41)	—	(41)
Total comprehensive loss	—	—	—	—	—	—	—	(12,071)	(41)	(12,112)	(80,914)	(93,026)
Net stock issuance from vesting of stock units	—	—	111	1	(14)	(31)	(1)	—	—	(31)	—	(31)
Stock-based compensation	—	—	—	—	—	—	2,250	—	—	2,250	—	2,250
Tax expense from stock-based compensation	—	—	—	—	—	—	(513)	—	—	(513)	—	(513)
Balance at December 31, 2010	133	$1	109,086	$1,091	(8,253)	$(186,249)	$445,026	$61,535	$222	$321,626	$(1,059,871)	$(738,245)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(92,985)	$(105,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	232,201	(47)
Amortization of long-term borrowings, net of issuance costs	(44,033)	—
Net amortization of loan acquisition costs and origination fees	15,306	—
Non-cash gain from TERI settlements	(16,761)	—
Depreciation and amortization expense	4,447	7,293
Deferred income tax benefit	(1,358)	(27,896)
Stock-based compensation	2,250	3,039
Losses on education loans	—	134,614
Proceeds from the sale of education loans held for sale	—	121,585
Service revenue receivable distributions	428	47
TERI pledged account distributions	136,446	—
Change in assets/liabilities:
Asset servicing fees	(723)	(4,242)
Additional structural advisory fees and residuals—trust updates	335	(2,918)
Deposits for participation interest accounts	(8,492)	—
Education loans held for sale	—	(11,774)
Interest receivable	(64,612)	3,461
Income taxes	43,407	166,044
Other assets	5,147	984
Accounts payable, accrued expenses and other liabilities	(1,727)	2,804
Net cash provided by operating activities	209,276	287,209
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition	(46,124)	—
Net decrease in federal funds sold	—	14,164
Purchases of short-term investments	—	(50,000)
Principal receipts from education loans held to maturity	158,326	23
Net decrease in restricted cash and guaranteed investment contracts	19,509	—
Principal prepayments from investments available for sale	432	1,734
Net change in mortgage loans held to maturity	(96)	1,069
Purchases of property and equipment	(1,302)	(481)
Net cash provided by (used in) investing activities	130,745	(33,491)
Cash flows from financing activities, net of effects of acquisition:
Net decrease in deposits	(52,832)	(9,509)
Payments on capital lease obligations	(1,278)	(1,743)
Payments on long-term borrowings	(372,575)	—
Payments on education loan warehouse facility	—	(1,237)
Tax expense from stock-based compensation	(513)	(983)
Repurchase of common stock	(31)	—
Net cash used in financing activities	(427,229)	(13,472)
Net (decrease) increase in cash and cash equivalents	(87,208)	240,246
Cash and cash equivalents, beginning of period	329,047	158,770
Cash and cash equivalents, end of period	$241,839	$399,016

Supplemental disclosures of cash flow information:
Interest paid	$75,802	$4,512
Income taxes paid	148	109

Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$81,417	$—
Extinguishment of TERI note payable	3,101	—
Reclassification of education loans from held for sale to held to maturity	—	3,871

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Overview

Unless otherwise indicated or unless the context of the discussion requires otherwise, all references in these notes to “we”, “us”, “our” or similar references mean The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities (VIEs) on a consolidated basis. All references in these notes to “First Marblehead” or “FMD” mean The First Marblehead Corporation on a stand-alone basis.

The presentation of our financial results beginning in fiscal 2011 significantly differs from prior fiscal years due to our adoption, effective July 1, 2010, of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). As a result and as described in more detail in Note 2, “Summary of Significant Accounting Policies—Consolidation” and Note 3, “Change in Accounting Principle,” we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV). As a result, in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout these notes and for segment reporting purposes (previously referred to as “Loan Operations”). In addition, effective December 31, 2010 and going forward, our Education Financing segment includes the financial results of our subsidiary Tuition Management Systems LLC (TMS), formerly a division of KeyBank National Association (KeyBank).  Our acquisition of the net assets and operations of TMS was completed on December 31, 2010 and, accordingly, TMS is reflected in our consolidated balance sheet but is not reflected in our statement of operations for the three and six months ended December 31, 2010.  See Note 4, “Acquisition of TMS,” for additional information regarding our acquisition of TMS. The financial results of our Education Financing segment have generally been derived from our services relating to private education loans (education loans) and billing and collections services, as further described below.

The VIEs consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2004 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. Of the 14 securitization trusts we consolidated, the education loans purchased by 11 of these securitization trusts (NCSLT Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by the remaining three securitization trusts (GATE Trusts) were, with limited exceptions, not TERI-guaranteed. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout these notes. Administration of such trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

For the three and six months ended December 31, 2010, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization Trusts segment, relating to inter-company life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17.  For the three and six months ended December 31, 2009, the financial results of UFSB-SPV, as well as related adjustments to deferred tax assets and inter-company eliminations that were recorded due to consolidating UFSB-SPV in prior periods, have been separately presented in “Deconsolidation and Eliminations” for segment reporting purposes to allow for comparability between periods.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

Education Financing

Under our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram® platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate (Trust Certificate) of NC Residuals Owners Trust, which we sold in fiscal 2009 and which held certain of the residual interests of some of the NCSLT Trusts. Additionally, as of January 1, 2011, we provide outsourced tuition planning, billing and payment technology services for universities, colleges and secondary schools through TMS.

Historically, the driver of our results of operations and financial condition for our Education Financing segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients’ education loan programs, and substantially all of our income was derived from securitizations. Securitization refers to the technique of pooling education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or “at cost” in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the education loans that they did not intend to hold. For our past securitization services, we are entitled to receive additional structural advisory fees and residual cash flows from certain securitization trusts over time.

Our bank subsidiary, Union Federal Savings Bank (Union Federal), is a federally chartered thrift that offers residential and commercial mortgage loans and retail savings, money market and time deposit products. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the U.S. Office of Thrift Supervision (OTS). During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

Securitization Trusts

The financial results of our Securitization Trusts segment relate only to the 14 securitization trusts consolidated as a result of a change in accounting principle effective July 1, 2010. As a result, financial results for our Securitization Trusts segment are only presented prospectively, as of the effective date of adoption. The 14 consolidated securitization trusts are managed in accordance with their applicable indentures, as amended, and their tangible assets are limited to cash, allowable investments, and education loans, as well as the related principal and interest income receivables and recoverables on defaults. Their liabilities are limited to the debt issued to finance the education loans and payables accrued in the normal course of their operations, all of which have been structured to be non-recourse to the general credit of FMD.

Of our 14 consolidated securitization trusts, 11 are NCSLT Trusts for which we have no ownership interest. As such, all of the financial performance of such trusts is allocated to non-controlling interests and does not directly impact the net loss or equity available to our stockholders. However, the financial performance of all of the NCSLT Trusts, both on and off balance sheet, does impact the ability of our Education Financing segment to recover service revenue receivables due from these trusts or the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests, and, accordingly, their net profit or loss is included in the equity available to our stockholders.

All 11 of our consolidated NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code).

The Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors (Creditors Committee) as of August 26, 2010 (Modified Plan of Reorganization) became effective November 19, 2010.  Under the Modified Plan of Reorganization, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults.  Our Securitization Trusts segment recognized gains of $42.6 million related to the TERI Reorganization during the second fiscal quarter of 2011, as more fully described in Note 15, “Other Income - Gain from TERI Settlements.” The TERI Reorganization has had a material adverse effect on the ability of our Securitization Trusts segment to realize the guaranty obligations of TERI,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

which combined with higher levels of defaults than initially projected, has had a material adverse effect on the financial condition of our Securitization Trusts segment.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. The operating results of our Securitization Trusts segment are generally allocated to non-controlling interests and do not, therefore, have a significant effect on the net income or loss available to our stockholders.

We have summarized below certain recent developments affecting our business since the beginning of fiscal 2011:

•                  In October 2010, we received a refund from federal tax authorities of $45.1 million, which included $21.2 million that was attributable to Union Federal and was distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid to FMD in November 2010.

•                  In October 2010, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) granted a stipulation (Stipulation) among TERI, the Creditors Committee, FMD and its subsidiaries, First Marblehead Education Resources, Inc. (FMER) and First Marblehead Data Services, Inc. (FMDS), settling certain claims between TERI and FMD, FMER and FMDS.  Our Education Financing segment recognized gains of $8.1 million related to the claims of FMD and FMER during the second quarter of fiscal 2011.

•                  In October 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which became effective in November 2010. See Note 11, “Commitments and Contingencies—TERI Reorganization,” for additional information regarding the Modified Plan of Reorganization.

•                  In November 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by 60,000 square feet by March 31, 2011 and extend the term of the lease to March 31, 2017. The effective date of this amendment was July 1, 2010. We expect total cash savings of $1.7 million in fiscal 2011 and 2012 as a result of the lease modification.

•                  On December 31, 2010, we completed our acquisition of the net assets and operations of TMS from KeyBank for $47.1 million. TMS is engaged in the business of outsourced tuition planning, billing and payment technology services.  Following the closing of the acquisition, TMS has retained its separate brand identity, management team and operations. See Note 4, “Acquisition of TMS,” for additional information regarding our acquisition of TMS.

TERI Reorganization.  We believe that the Stipulation addressed uncertainties relating to the amount of our claims against TERI’s bankruptcy estate and any potential liability to TERI stemming from our past relationship.  Pursuant to the Stipulation, we were allowed unsecured claims against TERI’s bankruptcy estate in the aggregate amount of $28.1 million.  During the second quarter of fiscal 2011, our Education Financing segment recorded a gain of $8.1 million, which included an initial distribution of cash of $3.1 million and the reversal of liabilities to TERI of $5.0 million. The Stipulation also provided for mutual general releases for all claims arising prior to October 18, 2010, subject to a carve-out for a dispute relating to certain obligations and restrictions that we allege continue to apply to TERI with respect to a loan database that we provided to TERI in 2008 (Database Dispute).  The Database Dispute was the subject of an order entered by the Bankruptcy Court in December 2010 (Database Order), stating that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend restrictions applicable to TERI beyond two years following the termination of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31,2008.  We do not agree with the Database Order and are contesting it.  We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided.  We have filed an appeal in federal district court, which has not yet established a briefing schedule for the appeal.

We also believe that the effectiveness of the Modified Plan of Reorganization addressed uncertainties regarding the amount of the trusts’ contingent guaranty claims against TERI’s bankruptcy estate, the status of the segregated funds pledged by TERI to the securitization trusts and an adversary complaint filed by the Creditors Committee alleging that certain security interests granted by TERI to the trusts were unperfected or could otherwise be avoided under the Bankruptcy Code (Adversary Proceeding).  During the second quarter of fiscal 2011, our Securitization Trusts segment recorded a gain of $42.6 million, including $30.8 million in cash received in excess of recorded receivables and $11.8 million from the reversal of certain liabilities.  The gains recorded by our Securitization Trusts segment were almost entirely offset by the allocation to

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Nature of Business (Continued)

the non-controlling interest. The Adversary Proceeding was dismissed with prejudice, pursuant to the terms of the Modified Plan of Reorganization.

For additional information, see Note 11, “Commitments and Contingencies—TERI Reorganization” and Note 15, “Other Income - Gain from TERI Settlements.”

Portfolio Performance.  Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States, including increased unemployment rates and higher levels of education loan defaults. While there have been some recent improvements, the interest rate and economic and credit environments have had, and may continue to have, a material negative effect on loan portfolio performance and the estimated value of our service revenue receivables.

Capital Markets.  We have not accessed the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, continued through fiscal 2010 and, to a lesser extent, persisted in fiscal 2011.  We believe that conditions in the capital markets generally continued to improve during the first six months of fiscal 2011, potentially creating additional flexibility with regard to the future financing of education loans.  We believe, however, that the structure and economics of any near-term financing transaction will be less favorable than our past securitizations, with the potential for lower revenues and additional cash requirements on our part and a high likelihood that we would be required to consolidate any new securitization trusts in our financial statements.  We will continue to seek opportunities for innovative and efficient portfolio funding transactions, including warehouse lending facilities and term securitization transactions.

Loan Origination.  Prior to the TERI Reorganization, we received reimbursement from TERI for outsourced loan processing services we performed on TERI’s behalf. As a result of capital market disruptions and the TERI Reorganization, many clients elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes beginning in fiscal 2009 as compared to prior fiscal years.

During the first quarter of fiscal 2011, we began performing services under loan program agreements for two clients, each related to school-certified education loan programs to be funded by these clients based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of these programs. Our Monogram platform provides us with an opportunity, through our Education Financing segment, to originate, administer, manage and finance education loans, and we believe that the two loan program agreements we have entered into are a significant step in our return to the education lending marketplace. We also believe that the size and quality of TMS’ customer base provides us with an opportunity to expand our school relationships and offer complementary products and services in the future.

The near term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully market our Monogram platform and successfully integrate TMS into our operations so that we may transition to more fee-based revenues, while growing and diversifying our client base. We are seeking additional lender clients, although we are uncertain as to the degree of market acceptance our Monogram platform will have, particularly in the current economic environment where many lenders continue to evaluate their education lending business models.  We are also uncertain of the volume of education loans to be generated by our two clients during the remainder of fiscal 2011 in light of seasonal trends.  The volume of education loan applications typically increases with the approach of tuition payment dates, and we have historically processed the greatest application volume during the summer months. This seasonality of education loan originations will likely impact the timing and size of fees that we earn in the remainder of fiscal 2011.

(2) Summary of Significant Accounting Policies

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of those related to changes in accounting principles and normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17.  ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation (ASC 810). ASU 2009-17 updated ASC 810 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

•                  the power to direct the activities of a VIE that most significantly impact that VIE’s economic performance; and

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

Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV’s economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. Profits and losses of the consolidated VIEs were allocated to non-controlling interests based on the percentage ownership of interests not held by us, before the effect of inter-company elimination entries. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 3, “Change in Accounting Principle,” for additional information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

We continue to monitor our involvement with 19 VIEs for which we perform services related to default prevention and portfolio management. We have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(b) Reclassifications

We have made certain reclassifications to the balances as of June 30, 2010 and for the three and six months ended December 31, 2009, to be consistent with the classifications adopted in fiscal 2011.

(c) Cash Equivalents

We consider highly liquid debt instruments purchased with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

(d) Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carried such short-term investments at cost, which approximates fair value.

We classify investments in marketable debt securities as available for sale, trading or held to maturity.  We carry available-for-sale investments at fair value with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements, and are carried at fair value with net unrealized gains and losses recorded in our statement of operations. We classify investments as held to maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost.

(e) Loans

We classify loans as held to maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we consolidated effective July 1, 2010 are classified as held to maturity, as well as education loans held by a non-bank subsidiary of FMD and substantially all mortgage loans held by Union Federal. We carry loans held to maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees, the amortization of which is recognized as an adjustment of the related loan yield using the effective interest method.

Education loans held for sale at June 30, 2010 consisted solely of the loans held by UFSB-SPV, which was deconsolidated as a result of our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010. We classified these loans as held for sale because they serve as collateral to a third-party conduit lender, and such lender has the right to call the loans at any time. We carried loans held for sale at the lower of cost or fair value. In the absence of a readily determined market value, fair value was estimated by management based on the net present value of expected future cash flows of the loans. Management based its estimates of future cash flows on macroeconomic indicators and historical experience with assumptions for, among other things, default rates, recovery rates on defaulted loans and prepayment rates. Net present value was calculated using a discount rate commensurate with the risks involved. We recorded changes in the carrying value of education loans held for sale and the related interest receivable in our statement of operations.

(f) Allowance for Loan Losses, the Related Provision for Loan Losses and Charge-Offs

We maintain allowances for loan losses at an amount believed to be sufficient to absorb credit losses inherent in our portfolios of loans held to maturity at our balance sheet date, based on a one-year loss confirmation period. We adjust allowances for loan losses through charges to the provision for loan losses in our statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed, and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers, third parties or, for mortgage loans, sale of the collateral, as applicable.

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a high probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at our balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default and recovery rates, including the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective during the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due.  Prior to the second quarter of fiscal 2011, based on the claims process for TERI-guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due.  Following the rejection by TERI of its guaranty agreements, we re-aligned our charge-off policy.  Charge-offs are recorded as both a decrease in the outstanding principal of education loans and a decrease in the allowance for loan losses, and, therefore, the change in charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

We maintain an allowance for mortgage loans held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower is making modified payments. We set the allowance at an amount believed to be adequate so that the net carrying value of the mortgage loan is not in excess of the net realizable value of the collateral. In addition, we establish a general allowance for mortgage loans with certain characteristics attributable to the collateral. Mortgage loans for which we have foreclosed on the property and the related allowance are reclassified to other real estate owned, a component of other assets, and are carried at estimated net realizable value.

(g) Deposits for Participation Interest Accounts

We account for deposits for participation interest accounts (participation accounts) similar to trading account assets and carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the account, based on the education loans originated at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of “Administrative and other fees.” See Note 7, “Deposits for Participation Interest Accounts,” for additional information on participation accounts.

(h) Service Revenue Receivables

Service revenue receivables consist of our asset servicing fee, additional structural advisory fee and residual receivables, which we carry at fair value in our balance sheet.  We eliminate additional structural advisory fee and residual receivables due from securitization trusts that we consolidate in consolidation.

As required under GAAP, we recognized the fair value of additional structural advisory fee and residual receivables as revenues at the time the securitization trust purchased the education loans, as they were deemed to be earned at the time of the securitization, but before we actually received payment. These amounts were deemed earned because evidence of an arrangement existed, we provided the services, the fee was fixed and determinable based upon a discounted cash flow analysis and there were no future contingencies or obligations due on our part. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions from the NCSLT Trusts available to the third-party owner of the Trust Certificate.

We carry our service revenue receivables at fair value on our balance sheet.  Payment of these receivables is contingent upon the following:

•                  The receipt of asset servicing fees due from the third-party owner of the Trust Certificate is contingent on residual interest distributions from the NCSLT Trusts.

•                  Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indenture for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to securitization trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5% for the NCSLT Trusts, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts specify circumstances (Trigger Events) upon the occurrence of which payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment or more frequently if indicators of impairment exist. In connection with our acquisition of TMS, we recorded other intangible assets related to customer relationships and the TMS tradename, which are amortized on a straight-line basis over 15 years, and technology, which is amortized on a straight-line basis over six years.  We amortize core deposit intangible assets of Union Federal over five years. We record amortization in general and administrative expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible assets exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If we determine that goodwill or other intangible assets are impaired based on our periodic reviews, we write down the values of these assets through a charge included in general and administrative expenses.

(j) Fair Value of Financial Instruments

Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy is used to qualify fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

•                  Level 1.  Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over-the-counter markets.

•                  Level 2.  Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are less frequently traded mortgage-backed securities, corporate debt securities and derivative contracts.

•                  Level 3.  Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets or certain private equity investments.

We apply quoted market prices, where available, to determine fair value of eligible assets. For financial instruments for which quotes from recent exchange transactions are not available, we base fair value on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates.

The methods we use for current fair value calculations may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, we may need to adjust our assumptions, which could result in material differences from the recorded

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

(k) Revenue Recognition

Net Interest Income.  We recognize interest income and expense using the effective interest method.

We recognize interest income on education and mortgage loans held to maturity as earned, adjusted for the amortization of loan acquisition costs and origination fees, based on the expected yield of the loan over its life, after giving effect to expected prepayments, as applicable. Our estimate of the effects of expected prepayments on education loans reflects voluntary prepayments based on our historical experience and macroeconomic indicators. When changes to assumptions occur, we adjust amortization on a cumulative basis to reflect the change since acquisition of the education loan portfolio.

We place education loans held to maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest and previously recorded but unpaid interest is reversed and charged against interest revenue. For education loans on non-accrual status but not yet charged-off, we recognize interest revenue on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and continue to recognize interest revenue. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. Once a loan has been placed on non-accrual status, we do not resume recognition of interest until the borrower has become current as to both principal and interest for a consecutive period of 12 months.

We adjust interest expense on long-term borrowings for the amortization of debt issuance costs and underwriting fees and amortization of the proceeds from interest-only strips using an effective yield over the life of the related borrowings.

Asset Servicing Fees.  We earn asset servicing fees as the services are performed. We record asset servicing fee income at fair value, based on the estimated present value of the fees earned during the reporting period, and we record changes in the estimated fair value of fees earned in prior periods as asset servicing fee updates.

Asset servicing fees are based on outstanding assets of the NCSLT Trusts and our receipt of such fees is contingent on the performance of such trusts, 11 of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

Additional Structural Advisory Fees and Residuals—Trust Updates.  We record changes to the fair value of additional structural advisory fee and residual receivables in revenue in our statement of operations. To the extent such fees are due from VIEs that we consolidate, they have been eliminated in consolidation, but continue to be recognized by our separate reporting segments as revenue or expense, as applicable. Because the allocation of income or loss to the non-controlling interest is made prior to inter-company eliminations, the net income or loss available to our stockholders includes the revenue or loss from additional structural advisory fee trust updates recorded by our Education Financing segment.  We record changes in assumptions used to estimate fair value in our statement of operations in the periods in which the changes are made.

Administrative and Other Fees.  Trust administration fees, which are based on the volume of education loans outstanding in securitization trusts facilitated by us, are recognized in the period in which the services are rendered as compensation for administration, including the daily management of the trusts, coordination of loan servicers and reporting information to the parties related to the trusts. Master servicing and special servicing fees due from certain trusts represent compensation to us for managing the performance of default prevention services and education loan collections.  Such fees are based, in part, upon the volume of assets under management, and in part, upon the reimbursement of expenses. We recognize such fees as the services are performed, or as the reimbursable expenses are incurred, as applicable. In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms. To the extent that trust administration, default prevention and default management services have been provided by our Education Financing segment to our Securitization

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Trusts segment, such Education Financing revenue and the expenses incurred by our Securitization Trusts segment have been eliminated in consolidation but continue to be recognized by each reporting segment on a stand-alone basis.

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

(l) Income Taxes

In determining a provision for income taxes, we base our estimated annual effective tax rate on expected annual income, statutory tax rates, our ability to utilize net operating loss carry forwards and tax planning opportunities available to us in the various jurisdictions in which we operate. The estimated annual effective tax rate also includes our best estimate of the ultimate outcome of income tax audits.

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry backs and carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized.

(m) Non-controlling Interest

In accordance with ASC 810, we present non-controlling interests as a component of total equity. We allocate net income or loss attributable to non-controlling interests for the applicable periods presented prior to the elimination of inter-company transactions, based on the percentage of equity of the consolidated entity not held by us.

(n) Net Loss Per Share Available to First Marblehead Stockholders

We compute basic net income or loss per share available to First Marblehead stockholders by dividing net income or loss available to our stockholders by the basic weighted average number of shares of common stock outstanding for the periods presented. We compute diluted net income or loss per share available to First Marblehead stockholders by dividing net income or loss available to our stockholders by basic weighted average shares and, if dilutive, common stock equivalent shares outstanding during the period. To the extent income available to our stockholders is a loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

(o) New Accounting Pronouncements

ASU 2010-18, Receivables-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, is applicable only to loans acquired with a deterioration in credit quality, and did not have an impact on our financial results.  ASU 2010-20, Receivables-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), is effective for interim or annual periods ending on or after December 15, 2010.  In December 2010, the Financial Accounting Standards Board issued an exposure draft that would defer the required disclosures contained in ASU 2010-20 related to troubled debt restructurings indefinitely, with adoption to ultimately be concurrent with adoption of the proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The remaining provisions of ASU 2010-20 clarify the disclosure requirements applicable to the credit quality of loans and the allowance for loan losses on a disaggregated, or portfolio segment basis.  We have included such disclosures, if applicable, in this quarterly report.  We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Change in Accounting Principle

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result, on July 1, 2010, we consolidated 14 securitization trusts facilitated by us, and deconsolidated UFSB-SPV. The ASUs were adopted prospectively, and we recorded a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. The following adjustments were made to our balance sheet at the effective date:

	July 1, 2010
	Newly consolidated VIEs	Deconsolidated VIE, eliminations and other adjustments	Net impact upon adoption
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts, at cost	$176,512	$(1,026)	$175,486
Education loans held for sale, at fair value	—	(105,082)	(105,082)
Education loans held to maturity, net of allowance of $517,804	7,601,237	(419)	7,600,818
Receivable from TERI for pledged accounts	136,446	—	136,446
Interest receivable	102,868	(2,352)	100,516
Service revenue receivables, at fair value	—	(38,692)	(38,692)
Net deferred tax asset	—	(37,344)	(37,344)
Other assets	36,254	(2,561)	33,693
Total assets	$8,053,317	$(187,476)	$7,865,841
Liabilities:
Education loan warehouse facility	$—	$(218,059)	$(218,059)
Accounts payable, accrued expenses and other liabilities	56,407	(42,953)	13,454
Long-term borrowings	8,987,186	—	8,987,186
Total liabilities	9,043,593	(261,012)	8,782,581
Equity:
Stockholders’ equity	(11,319)	73,536	62,217
Non-controlling interests	(978,957)	—	(978,957)
Total equity (deficit)	(990,276)	73,536	(916,740)
Total liabilities and equity	$8,053,317	$(187,476)	$7,865,841

Our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the 14 consolidated securitization trusts, but continue to reflect such fees due from other off-balance sheet VIEs. We have no ownership interest in the 11 consolidated NCSLT Trusts. As a result, inter-company revenues due from the consolidated NCSLT Trusts are allocated to non-controlling interests. Non-controlling interests are calculated before eliminations, and inter-company revenues due from the consolidated NCSLT Trusts, therefore, continue to impact the consolidated net income or loss available to our stockholders. We no longer recognize gains or losses related to the residual interest receivables due from the three consolidated GATE Trusts, but we continue to recognize revaluation gains and losses on residual receivables due from other off-balance sheet VIEs.

The total deficit from non-controlling interests of $979.0 million as of July 1, 2010 related solely to the 11 consolidated NCSLT Trusts. The assets of each securitization trust can only be used to settle the obligations of that particular trust and are not available to other securitization trusts, FMD or its other subsidiaries, or their respective creditors. The trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its subsidiaries or other VIEs.

We have not retrospectively adjusted our statement of operations for the three and six months ended December 31, 2009 and our balance sheet as of June 30, 2010 to reflect the updates based on ASC 810 and ASC 860-40; however, prior period amounts may have been reclassified to conform to the presentation adopted in fiscal 2011. We recognize assets, liabilities, income and expense related to the newly consolidated VIEs in the same line items used by FMD and its consolidated subsidiaries prior to the effective date of ASU 2009-16 and ASU 2009-17. Current period results and balances will not be comparable to prior period amounts, particularly with regard to assets, liabilities and equity components included in the table above, as well as the following in our statement of operations:

•                  Net interest income;

•                  Provision for loan losses;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Change in Accounting Principle (Continued)

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

(4) Acquisition of TMS

On December 31, 2010, we completed our acquisition of the net assets and operations of TMS, formerly a division of KeyBank.  TMS is one of the largest U.S. providers of outsourced tuition planning, billing and payment technology services for universities, colleges and secondary schools.  TMS operates in 47 states and serves over 1,100 schools.  TMS is headquartered in Warwick, Rhode Island.

We paid cash of $47.1 million for the net assets, systems, trademarks and employees of TMS. The purchase price is subject to adjustment for 60 days following the date of acquisition for final cash settlement and closing procedures, although we do not expect such adjustment to be material.  In addition, we may be entitled to a payment of up to $1.3 million from KeyBank based on certain performance metrics of TMS through June 1, 2011, as described in the asset purchase agreement.  Following the closing of the acquisition, TMS has retained its separate brand identity, management team and operations. No material exit or termination liabilities were recorded as a result of this acquisition.

As of the date of acquisition, TMS had net assets with a book value of $289 thousand. Our estimated allocation of the purchase price of the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date is as follows:

(dollars in thousands)
Allocation of purchase price:
Assets acquired:
Cash	$985
Restricted cash	146,989
Other assets	906
Total assets	148,880

Liabilities assumed:
Restricted funds due to tuition payment processing clients	146,989
Other liabilities	1,602
Total liabilities	148,591
Net book value of assets acquired	289
Allocation of excess purchase price over fair value of net assets acquired:
Intangible assets:
Customer list	22,050
Technology	3,650
Tradename	1,950
Total intangible assets	27,650
Goodwill	19,170
Total purchase price	$47,109

The customer list intangible asset relates to over 1,100 educational institutions with which TMS had existing tuition programs in place as of December 31, 2010.  The trademark intangible asset relates to the name and reputation of TMS in the industry.  Intangible assets attributable to technology represent the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. We will amortize the customer list and trademark intangible assets over 15 years.  We will amortize technology intangible assets on a straight-line basis over six years. We expect amortization expense related to TMS intangible assets to be $2.2 million for each of the next five fiscal years. Goodwill of $19.2 million represents the value ascribed to the business that cannot be separately ascribed to an intangible asset.  We expect amortization of intangibles and goodwill to be fully deductible for tax purposes over a 15 year period.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Acquisition of TMS (Continued)

The acquisition was completed on December 31, 2010, and, accordingly, our consolidated statements of operations for the three and six months ended December 31, 2010 do not reflect any income or expense from the operations of TMS.  We recorded acquisition related third-party service costs of $1.1 million during the three months ended December 31, 2010 consisting of legal, accounting and consulting costs, which we included in general and administrative expenses.

In the table that follows, we present the unaudited pro forma condensed combined statements of operations for the three and six months ended December 31, 2010 and 2009.  This pro forma information is based on our historical consolidated financial statements and gives effect to our acquisition of TMS as if TMS had been acquired on July 1, 2009.  We describe our assumptions and adjustments in the footnotes to the table of unaudited pro forma condensed combined financial information.

This unaudited pro forma condensed combined financial information is presented for information purposes only and has been derived from, and should be read in conjunction with, our historical consolidated financial statements, including the notes thereto. We have based the pro forma adjustments, as described in the footnotes to the table, on current available information and certain adjustments that management believes are reasonable. They are not necessarily indicative of our consolidated financial position or results of operations that would have occurred had the acquisition taken place on the date indicated, nor are they necessarily indicative of our future consolidated results of operations.

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands except per share amounts)
Total revenues:
FMD(1)	$(54,391)	$10,141	$(89,309)	$23,677
TMS(2)	4,778	4,760	14,137	14,111
Total pro forma revenues	(49,613)	14,901	(75,172)	37,788

Total expenses:
FMD(1)	28,770	31,246	57,738	181,498
TMS(2)	7,335	6,692	15,916	15,556
Timing of acquisition costs(3)	(1,080)	—	(1,080)	1,080
Other expense adjustments(4)	640	640	1,279	1,279
Total pro forma expenses	35,665	38,578	73,853	199,413
Pro forma loss before income taxes	(85,278)	(23,677)	(149,025)	(161,625)
Other income — gain from TERI settlements	50,681	—	50,681	—
Pro forma loss before income taxes	(34,597)	(23,677)	(98,344)	(161,625)
Pro forma income tax benefit(5)	(1,260)	(10,225)	(3,814)	(53,276)
Pro forma net loss	(33,337)	(13,452)	(94,530)	(108,349)
Net loss attributable to non-controlling interests(1)	30,234	—	80,914	—
Pro forma net loss available to First Marblehead stockholders	$(3,103)	$(13,452)	$(13,616)	$(108,349)
Pro forma net loss per share available to First Marblehead stockholders(6)
Basic	$(0.03)	$(0.14)	$(0.14)	$(1.09)
Diluted	(0.03)	(0.14)	(0.14)	(1.09)

(1)           Based on our historical results of operations.

(2)                                Based on the historical financial results of TMS, after elimination of certain inter-company revenue sharing and transfer pricing adjustments that will not continue to be recorded subsequent to the acquisition.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Acquisition of TMS (Continued)

(3)                                Acquisition costs of $1.1 million that were recorded in the fiscal quarter following the acquisition have been deducted from that quarter and have been reflected as an increase to expenses in the first quarter of the prior year.

(4)                                Other expense adjustments include an increase to amortization expense for intangible assets acquired and an increase to compensation and benefits for restricted stock units granted to certain key employees of TMS effective January 1, 2011.

(5)                                The income tax benefit was based on our historical effective tax rate for the applicable period.

(6)                                Basic and diluted weighted average shares outstanding used to calculate pro forma per share amounts are equal to the amounts reported in our statement of operations for the applicable periods.

(5) Cash and Cash Equivalents; Short-term Investments and Federal Funds Sold

The following table summarizes our cash and cash equivalents:

	December 31, 2010	June 30, 2010
	(dollars in thousands)
Cash equivalents (money market funds)	$185,376	$216,050
Interest-bearing deposits with the Federal Reserve Bank	31,696	92,545
Interest-bearing deposits with other banks	15,122	15,285
Non-interest-bearing deposits with banks	9,645	5,167
Total cash and cash equivalents	$241,839	$329,047

Cash and cash equivalents of Union Federal of $53.4 million and $115.1 million at December 31, 2010 and June 30, 2010, respectively, are not available for dividends without prior approval from the OTS.

Included in cash equivalents is an investment in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs from the money market fund. Members of the immediate family of a member of our Board of Directors owned 65% of Milestone Group Partners as of December 31, 2010, making MCM a related party. At December 31, 2010 and June 30, 2010, $15.0 million and $30.0 million, respectively, of our holdings in money market funds were invested in funds managed by MCM.

Short-term investments and federal funds sold at December 31, 2010 and June 30, 2010 included $2.0 million of federal funds sold through our bank subsidiary, Union Federal.

(6) Education Loans Held to Maturity

(a) Gross Education Loans Outstanding

At December 31, 2010, education loans held to maturity consisted primarily of loans held by our 14 consolidated securitization trusts. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. In addition, to a much lesser extent, education loans held to maturity include loans originated by Union Federal that we were unable to securitize or sell to a third party. Such loans were sold by Union Federal to a non-bank subsidiary of FMD and are unencumbered.

The majority of securitized loans are education loans formerly guaranteed by TERI. Under the Modified Plan of Reorganization, TERI rejected its guaranty agreements and settled claims with these securitization trusts, including contingent guaranty claims based on future loan defaults.  See Note 11, “Commitments and Contingencies—TERI Reorganization,” for additional information.

The remaining securitized loans are held by GATE Trusts that benefit from credit enhancement arrangements with the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Education Loans Held to Maturity (Continued)

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	December 31, 2010	June 30, 2010
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$7,492,953	$25,195
Net unamortized acquisition costs and origination fees	284,536	—
Gross loans outstanding	7,777,489	25,195
Allowance for loan losses	(500,429)	(24,804)
Education loans held to maturity, net of allowance	$7,277,060	$391
Principal outstanding of loans serving as collateral for long-term borrowings	$7,491,154	$—

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended December 31, 2010	Six months ended December 31, 2010
	(dollars in thousands)
Balance, beginning of period	$530,636	$24,804
Cumulative effect of a change in accounting principle	—	517,804
Balance, beginning of period after cumulative effect	530,636	542,608
Provision for loan losses	124,870	231,934
Reserves reclassified from interest receivable for capitalized interest	7,034	11,844
Charge-offs	(168,727)	(298,378)
Recoveries from borrowers	6,616	12,421
Balance, end of period	$500,429	$500,429

As a result of the change in our charge-off policy, which provides for the charge-off of education loans in the period in which they become 180 days past due (down from 270 days), our charge-offs for the second quarter of fiscal 2011 increased by $75.6 million.

(c) Credit Quality of Education Loans

In School/Deferment.  Under the terms of the majority of the education loans, borrowers are eligible to defer principal and interest payments while carrying a specified credit hour course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

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

Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When forbearance ceases, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest, reduction in the interest rate or extension of the maturity date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Education Loans Held to Maturity (Continued)

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

In repayment.  We determine the repayment status of borrowers, including borrowers making payments pursuant to alternative payment plans, by contractual due dates.  A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made.

The following table provides information on the status of education loans outstanding:

	December 31, 2010	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$376,986	5.0%
In school/deferment	1,104,756	14.7
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,438,331	72.6
Current: >30 days past due, but <120 days past due	402,364	5.4
Delinquent: >120 days past due, but <180 days past due	118,938	1.6
In default: >180 days past due, but not charged-off	51,578	0.7
Total gross loan principal outstanding	$7,492,953	100.0%
Non-accrual loan principal (>120 days past due, but not in default or charged-off)	$170,516	2.3%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	78,766	1.1

(1)                                At December 31, 2010, borrowers in repayment with loan principal outstanding of approximately $1.41 billion were making reduced payments under alternative payment plans.

Our management monitors the credit quality of educations loans based on loan status, as outlined above.  We consider an education loan to be impaired when it is greater than 180 days past due.  The allowance for loan losses at December 31, 2010 included a specific allowance for loans greater than 180 days past due, but not yet charged-off, of $51.6 million.  In addition, we established a general allowance of $448.9 million for estimated projected net defaults for the twelve months following the balance sheet date (confirmation period).  To estimate defaults for the first six months of the confirmation period, we applied, delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months.  For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables, as outlined in Note 8, “Service Revenue Receivables and Related Income.” We based our default curves on macroeconomic indicators and our historical experience.  We based our recovery rates on our historical experience.  See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” for more information on default and recovery rates.

(7) Deposits for Participation Interest Accounts

During the first quarter of fiscal 2011, we began to perform services under Monogram loan program agreements with two clients. In connection with these two initial loan programs based on our Monogram platform, we have agreed to provide credit enhancement by funding deposits in participation accounts for each lender. Subject to contractual maximums specified in the applicable loan program agreements, we make quarterly deposits into participation accounts based on a percentage of projected credit losses for the expected volume and credit tiering of education loans to be originated over the term of the agreement. Our funding is adjusted during the origination period for changes to expected loan volumes and credit tiering based on loan distribution. At the end of each origination period, the final funding is determined, and we have no further funding requirements under that applicable loan program agreement. Separate participation accounts are applicable to each loan program agreement and are not co-mingled between clients. During the first six months of fiscal 2011, we funded an aggregate of $8.5 million for the participation accounts. We may agree to invest specified amounts of capital as a credit enhancement feature in connection with future Monogram loan programs, although the amount and structure offered to a particular lender would be negotiated in light of the anticipated size of the lender’s program, the underwriting guidelines of the program and the terms of our business relationship with the lender.

Participation accounts serve as first-loss reserves to the originating lenders for defaults experienced in Monogram program loan portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Deposits for Participation Interest Accounts (Continued)

amounts are deposited back into the participation accounts. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the client, depending on the terms of the loan program agreements. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the participation accounts regardless of our ownership of the education loan.

The cash balances in participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts. In addition, participation account administration fees are deposited directly by our lender clients to the participation accounts. These fees represent compensation to us for providing the credit enhancement, and are distributed from the participation account to us monthly. Interest and fees deposited to the participation accounts are not recognized as revenue in our statement of operations, but are included as components in the change in fair value recognized in revenue.

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances or default experience lower than our participation account funding, we are eligible to receive distributions from the participation accounts, in addition to the monthly participation account administration fee, per the terms of our agreements with lenders.

We carry participation accounts at fair value in our balance sheet. Fair value is equal to the amount of cash on deposit in the account plus unrealized gains or losses. The cash value of the interest-bearing deposit reflects the realized costs of the credit enhancement offset by interest and fees earned. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, excluding cash funding by us or distributions from the participation accounts to us, if any, in non-interest revenues as part of “Administrative and other fees.”

(8) Service Revenue Receivables and Related Income

We record our service revenue receivables at fair value in our balance sheet. Asset servicing fee receivables represent the estimated fair value of service revenues earned as of our balance sheet date from the third-party owner of the Trust Certificate. Additional structural advisory fees and residual receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

(a) Asset Servicing Fee Receivables and Related Fees

In March 2009, we entered into an asset services agreement with the third-party owner of the Trust Certificate. The services we provide include analysis and valuation optimization and services related to funding strategy, among others. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the NCLST Trusts, limited to the total cash flows expected to be generated by residuals. Our fees are due from the third-party owner of the Trust Certificate; however, receipt of our fees is contingent upon distributions from the NCSLT Trusts available to the owner of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the NCSLT Trusts. Our asset servicing fee receivables were $6.5 million and $5.8 million at December 31, 2010 and June 30, 2010, respectively, recorded at fair value in our balance sheet based on the net present value of future cash flows. See “—Education Loan Performance Assumption Overview” below for a description of the significant observable and unobservable inputs we use to develop estimates of fair value.

During the second quarters of fiscal 2011 and 2010, we recorded $781 thousand and $1.8 million as fee income, respectively, which represented our estimate of the net present value of fees to be received for services specifically provided during those reporting periods. During the first six months of fiscal 2011 and 2010, we recorded $1.8 million and $3.9 million as fee income, respectively. For the second quarter and first six months of fiscal 2011, we recognized fee update losses of $1.1 million and $1.0 million, respectively, compared to fee update gains of $203 thousand and $363 thousand for the comparable periods in fiscal 2010. The lower fee income and fee update losses in fiscal 2011 reflect a reduction in our estimate of the volume of residual cash flows to be paid to the third-party owner of the Trust Certificate. Fee updates in fiscal 2010 reflect accretion for the passage of time on fees previously earned.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Service Revenue Receivables and Related Income (Continued)

(b) Additional Structural Advisory Fee and Residual Receivables and Related Trust Updates

The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Trust updates:
Additional structural advisory fees	$88	$278	$813	$641
Residuals	209	1,453	(1,148)	2,277
Total trust updates	$297	$1,731	$(335)	$2,918

Additional Structural Advisory Fees.  At June 30, 2010, additional structural advisory fee receivables were primarily due from the securitization trusts that we consolidated effective July 1, 2010 upon adoption of ASU 2009-16 and ASU 2009-17. As such, these receivables, as well as the payables recorded by the trusts from which they are due, have been eliminated upon consolidation and are not reflected in our consolidated balance sheet at December 31, 2010. In addition, the changes in estimated fair value of these receivables due from consolidated securitization trusts recorded in revenues, as well as the changes in the liabilities recorded in expense by the consolidated securitization trusts, are also eliminated and do not appear in our consolidated statement of operations. The remaining receivables included in our consolidated balance sheet and trust updates in our consolidated statement of operations are due from other off-balance sheet VIEs.

A significant amount of additional structural advisory fees that are eliminated are due from the NCSLT Trusts, for which we have no ownership of the residuals. As such, inter-company revenues due from the consolidated NCSLT Trusts are allocated to non-controlling interests. Non-controlling interests are calculated before eliminations, and inter-company revenues due from the consolidated NCSLT Trusts, therefore, continue to impact the consolidated net income or loss available to our stockholders.

The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Fair value, beginning of period	$1,634	$55,469	$34,676	$55,130
Cumulative effect of a change in accounting principle	—	—	(33,473)	—
Fair value, beginning of period after cumulative effect	1,634	55,469	1,203	55,130
Cash received from trust distributions	(134)	(23)	(428)	(47)
Trust updates:
Passage of time—fair value accretion	58	1,583	101	3,329
Other factors, net	30	(1,305)	712	(2,688)
Total trust updates	88	278	813	641
Fair value, end of period	$1,588	$55,724	$1,588	$55,724

Residuals.  At June 30, 2010, $5.2 million of our residual receivables were due from securitization trusts that we consolidated effective July 1, 2010 upon adoption of ASU 2009-16 and ASU 2009-17. At December 31, 2010, residual receivables and the related trust updates related to consolidated securitization trusts have been eliminated and are no longer reflected in our consolidated balance sheet or consolidated statement of operations. The residual receivables eliminated related to the three consolidated GATE Trusts. We continue to reflect residual receivables due from other off-balance sheet VIEs of $6.5 million at December 31, 2010. We recorded trust update income of $209 thousand in the second quarter of fiscal 2011, primarily related to accretion for the passage of time.  We recorded trust update losses of $1.1 million for the first six months of fiscal 2011, primarily related to overall performance of off-balance sheet VIEs for the first six months of the year, partially offset by accretion for the passage of time.

See “—Education Loan Performance Assumption Overview” below for a description of the significant observable and unobservable inputs used in to develop the estimated fair values of our additional structural advisory fee and residual receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Service Revenue Receivables and Related Income (Continued)

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

Risk Segments. The majority of additional structural advisory fee receivables recorded by our Education Financing segment are due from the NCSLT Trusts, and all of our asset servicing fees due from the third-party owner of the Trust Certificate are dependent upon the performance of such trusts. During the third quarter of fiscal 2010, we retroactively scored education loans held by the NCSLT Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. The table below identifies performance assumptions for each segment, as well as the percentage of the NCSLT Trust portfolios in each segment, for all NCSLT Trusts, including those that have and have not been consolidated.

	December 31, 2010			September 30, 2010			June 30, 2010
NCSLT Portfolio	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3
Distribution by original loan amount	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	3.3	5.3	13.9	4.1	6.5	16.2	4.3	6.7	16.9
In repayment	19.7	22.2	35.6	18.7	20.8	33.7	18.5	20.5	33.1
Total by segment	23.0	27.5	49.5	22.8	27.3	49.9	22.8	27.2	50.0
Gross default rate(3)	10.4	20.8	51.5	9.5	19.5	49.0	9.7	19.6	48.8
Recovery rate(4)	40.0	40.0	40.0	40.0	40.0	40.0	40.0	40.0	40.0
Net default rate(5)	6.3	12.5	30.9	5.7	11.7	29.4	5.8	11.8	29.3
Prepayment rate(6)	6.6	4.7	2.8	7.0	5.0	3.1	6.9	4.9	3.1

(1)                                 Outstanding aggregate principal and capitalized interest balance as of the dates indicated.

(2)                                 Loans “not in repayment” include loans in deferment or basic forbearance status as of the dates indicated. We classify loans subject to alternative payment plans as “in repayment.”

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

The table below identifies our overall assumptions as of December 31, 2009, and the change in those assumptions for the three months and six months then ended.

		Change in assumptions during the
	Assumptions	Three Months	Six months
December 31, 2009:
Gross default rate	21.1%	1.0%	2.1%
Recovery rate	40.0	—	—
Net default rate	12.7	0.6	1.3
Prepayment rate	8.0	—	—

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Service Revenue Receivables and Related Income (Continued)

Default and Prepayment Rates.  Our methodology for developing default and prepayment assumptions incorporates certain prospective macroeconomic factors. During the second quarter of fiscal 2011, we increased our end-point default rate assumptions in response to changes to certain macroeconomic indicators. As a result, the estimated fair value of our additional structural advisory fee receivables decreased, as did the volume of residual cash flows available to the owner of the Trust Certificate, which impacts the estimated value of our asset servicing fee receivables. The impact of the higher default rate assumptions was somewhat offset by a lower prepayment rate assumptions, resulting in a net loss available to FMD stockholders of $1.6 million.

During the three months ended December 31, 2009, we increased the projected gross default rate by 1.0% for a total increase of 2.1% for the first six months of fiscal 2010, with no change to the recovery rate, reflecting actual default experience in excess of projections as of December 31, 2009. The increase in the default rate assumption resulted in a decrease in the estimated fair value of additional structural advisory fee receivables, but had no material impact on the estimated fair values of asset servicing fee or residual receivables.

Recovery Rates.  We did not make any changes to our recovery rates in fiscal 2011 and fiscal 2010, and, as a result, we did not record any changes in the estimated fair values of asset servicing fee, additional structural advisory fee or residual receivables during those periods related to changes in recovery rate assumptions.

Discount Rate Assumptions

The following table identifies our discount rate assumptions and changes in the assumptions:

		Change in assumptions during the
	Assumptions	Quarter	Six months
December 31, 2010:
Asset servicing fee receivables	16.0%	—%	—%
Additional structural advisory fee receivables:
GATE and NCSLT Trusts	14.0	—	—
All other off-balance sheet VIEs	10.0	—	(4.0)
Residual receivables	10.0	—	(6.0)

December 31, 2009:
Asset servicing fee receivables	16.0%	—%	(1.0)%
Additional structural advisory fee receivables (all)	11.8	0.5	(0.7)
Residual receivables	16.0	—	(1.0)

Discount Rate—Asset Servicing Fees.  In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on spreads on federally guaranteed loans and education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. Since September 30, 2009, we have used a discount rate of 16.0% for purposes of estimating the fair value of asset servicing fees, which are contingent upon residual distributions to the third-party owner of the Trust Certificate.

Discount Rate—Additional Structural Advisory Fees.  At December 31, 2010, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the NCSLT and GATE Trusts, both consolidated and not consolidated, and 10% for all other off-balance sheet VIEs. These rates are unchanged from the prior period. The 14.0% discount rate used for additional structural advisory fees due from the NCSLT and GATE Trusts reflects market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, as well as rates used in the much broader ABS market and is 2.0% less than the 16.0% used for asset servicing fee receivables, reflecting the seniority of our additional structural advisory fees in the cash flow waterfall of the securitization trusts. For other off-balance sheet VIEs for which we are entitled to additional structural advisory fees, we reduced the discount rate to 10.0% during the first quarter of fiscal 2011, reflecting performance characteristics and our most recent estimates of the shorter weighted-average lives of those fees.

At December 31, 2009, we used a discount rate of 11.8%, up 0.5% from the prior quarter, but down 0.7% from the beginning of fiscal 2010. Prior to the methodology enhancements we put in place in the third quarter of fiscal 2010, our projections indicated a shorter life for our additional structural advisory fees, and our discount rate was based on the 10-year U.S. Treasury Bond rate plus a risk premium (9.0% at June 30, 2009 and 8.0% at September 30, 2009 and December 31, 2009). In determining the risk premium, we considered factors such as yields on B-rated instruments and the level of available cash flows from residual interests that support the additional structural advisory fees. During the first quarter of fiscal 2010, we

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Service Revenue Receivables and Related Income (Continued)

reduced the risk premium by 1.0% due to observed tightening of credit spreads during the period.  The U.S. Treasury Bond rate increased 0.3% during the same period and increased another 0.5% in the second quarter of fiscal 2010.

Discount Rate—Residuals.  In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. At December 31, 2010, the only remaining residuals on our consolidated balance sheet are due from trusts dating from 2000 to 2004. Due to the seasoning of the trusts, applicable credit enhancements and the characteristics of the collateral held by these trusts, the weighted-average lives of fees due from these trusts are much shorter than that of our asset servicing fees, and as such, we reduced the discount rate for these trusts to 10.0% in the first quarter of fiscal 2011 and kept the rate unchanged during the second quarter of fiscal 2011.

At December 31, 2009, we used a discount rate of 16.0% for purposes of estimating the fair value of residuals receivables, which, as of that date, included residuals due from the three GATE Trusts that are now eliminated in consolidation. This discount rate was unchanged from the prior quarter but decreased 1.0% from the prior year end due to observed tightening of credit spreads during the period, and resulted in an increase in the estimated fair value of residuals during the six months ended December 31, 2009.

Other Assumptions

Forward LIBOR Curve.  Fluctuations in interest rates, specifically the London Interbank Offered Rate (LIBOR), which is the underlying rate for most of the securitization trusts’ assets and liabilities, can have a significant impact on the cash flows generated by each securitization trust. The forward LIBOR curve is a market observable input obtained from an independent third party. Changes in the forward LIBOR curve can have a significant impact on the principal balances of the education loans (especially early in a loan’s life when interest is capitalizing on loans in deferment), which affects the overall net interest margin the securitization trust can generate.  Changes in the forward LIBOR curve can also impact our additional structural advisory fee receivables, as the majority of accrued but unpaid fees bear interest at LIBOR plus 1.5%. In addition, certain securitization trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, decreases the estimated fair value of our service receivables.

During the second quarter of fiscal 2011, the forward LIBOR curve experienced an upward shift of approximately 100 basis points. Although the upward shift had no effect on the fair value of additional structural advisory fees due from off-balance sheet VIEs, it increased the projected cash flows due to us from consolidated VIEs for additional structural advisory fees. As a result, less cash flows were projected to be available to support asset servicing fees, which resulted in a decrease in the estimated fair value of our asset servicing fee receivables. The upward shift during the second quarter of fiscal 2011 more than offset the tightening of the curve, by 35 to 50 basis points, experienced during the first quarter of fiscal 2011.

During the second quarter of fiscal 2010, the forward LIBOR curve experienced an upward shift of approximately 75 to 100 basis points, resulting in an increase in the estimated fair value of our structural advisory fee receivables. This shift more than offset the tightening of the curve, by approximately 20 to 50 basis points, experienced during the first quarter of fiscal 2010 and resulted in a net increase in the estimated fair value of our structural advisory fee receivables for the first six months of fiscal 2010.

Auction Rate Note Interest Rates.  As a result of failed auctions and deterioration in the credit ratings of securitization trusts that issued auction rate notes, outstanding auction rate notes currently bear interest at a maximum spread over one-month LIBOR as specified in the applicable indentures. During fiscal 2010 and the first six months of fiscal 2011, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

(9) Long-term Borrowings

Through the securitization process, the 14 consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD, its operating subsidiaries, or the originating lenders or their assignees.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Long-term Borrowings (Continued)

The following table provides additional information on long-term borrowings:

	December 31, 2010
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,659,715	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,448,482	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	126,700	+3.50	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	84,074	4.80 to 9.75		Monthly
Total long-term debt	$8,568,971

(1)                                 The averages of one-month LIBOR and three-month LIBOR for the three months ended December 31, 2010 were 0.26% and 0.30%, respectively.  The averages of one-month LIBOR and three-month LIBOR for the six months ended December 31, 2010 were 0.28% and 0.36%, respectively.

(2)                                 Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indenture, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.

(3)                                 Interest-only securities had a combined notional value of $1.54 billion at December 31, 2010 and have varying maturity dates from April 2011 to October 2012.

Interest payments and principal paydowns on the debt are made from collections on the purchased loans, or from the release of trust cash reserves, on a monthly or quarterly basis, as indicated in the table above. Within any given securitization trust, there may exist multiple classes of notes, certificates or interest-only securities. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Interest payments and principal paydowns are made each distribution period based on cash available to the trust in accordance with the subordination priorities established in the trust indentures. Payments on interest-only strips are made based on notional values and have scheduled maturity dates. Principal payments are not based on scheduled maturity dates. Each securitization trust is a standalone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust is independent from any other trust.

(10) Fair Value of Financial Instruments

(a) Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

•                  Cash equivalents include money market funds with available quoted market prices on active markets that we classify as Level 1 of the valuation hierarchy.

•                  Investments held for sale are federal agency mortgage-backed securities that are marked to market using pricing from an independent third party and are classified as Level 2 in the hierarchy.

•                  Participation account deposits and service revenue receivables do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At December 31, 2010, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. See Note 8, “Service Revenue Receivables and Related Income,” for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. At June 30, 2010, market prices were not available for education loans held for sale, and we estimated fair value using the net present value of expected future cash flows. These assets are classified within Level 3 of the valuation hierarchy.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Fair Value of Financial Instruments (Continued)

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring and nonrecurring basis:

	December 31, 2010				June 30, 2010
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Recurring:
Cash equivalents	$185,376	$—	$—	$185,376	$216,050	$—	$—	$216,050
Investments available for sale	—	3,998	—	3,998	—	4,471	—	4,471
Deposits for participation interest accounts	—	—	8,492	8,492	—	—	—	—
Service revenue receivables	—	—	14,547	14,547	—	—	53,279	53,279
Non-recurring:
Education loans held for sale(1)	—	—	—	—	—	—	105,082	105,082
Total assets	$185,376	$3,998	$23,039	$212,413	$216,050	$4,471	$158,361	$378,882

(1)                                 Education loans held for sale were held by UFSB-SPV, which was deconsolidated on July 1, 2010 in connection with our adoption of ASU 2009-16 and ASU 2009-17.

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2010 and 2009. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, nor between Levels 1 and 2, for the periods presented.

	Three months ended December 31,
	2010				2009
	Fair value, October 1, 2010	Realized and unrealized gains (losses), recorded in non-interest revenues	Funding and settlements	Fair value, December 31, 2010	Fair value, October 1, 2009	Realized and unrealized gains, recorded in non-interest revenues	Settlements	Fair value, December 31, 2009
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$8,482	$10	$—	$8,492	$—	$—	$—	$—
Service revenue receivables	14,730	(49)	(134)	14,547	70,900	3,711	(23)	74,588
Total assets	$23,212	$(39)	$(134)	$23,039	$70,900	$3,711	$(23)	$74,588

	Six months ended December 31,
	2010					2009
	Fair value, July 1, 2010	Change in accounting principle	Realized and unrealized gains, recorded in non-interest revenues	Funding and settlements	Fair value, December 31, 2010	Fair value, July 1, 2009	Realized and unrealized gains, recorded in non-interest revenues	Settlements	Fair value, December 31, 2009
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$15	$8,477	$8,492	$—	$—	$—	$—
Service revenue receivables	53,279	(38,692)	388	(428)	14,547	67,475	7,160	(47)	74,588
Total assets	$53,279	$(38,692)	$403	$8,049	$23,039	$67,475	$7,160	$(47)	$74,588

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Fair Value of Financial Instruments (Continued)

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

The short duration of many of our assets and liabilities result in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of short-term investments, federal funds sold, restricted cash and guaranteed investment contracts, deposits and restricted funds due to tuition payment processing clients approximate fair value due to their short duration, and that the fair value of mortgage loans held to maturity is not materially different from its carrying value.

The estimated fair values of education loans held to maturity and long-term borrowings presented in the table below were based on the net present value of cash flows, using the same observable and unobservable performance assumptions that we used to estimate the fair value of our service revenue receivables, applying discount rates commensurate with the duration, yield and credit ratings of the assets or liabilities, as applicable. We estimated the fair value of UFSB-SPV’s liability under the education loan warehouse facility based upon the fair values of eligible assets used as collateral.

The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in our balance sheet:

	December 31, 2010		June 30, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$7,277,060	$5,376,385	$391	$391
Long-term borrowings	8,568,971	6,011,776	—	—
Education loan warehouse facility	—	—	218,059	108,447

(11) Commitments and Contingencies

(a) TERI Reorganization

TERI is a private, not-for-profit Massachusetts organization as described under section 501(c)(3) of the Internal Revenue Code. In its role as guarantor in the education lending market, TERI previously agreed to reimburse lenders or securitization trusts for unpaid principal and interest on defaulted education loans. Historically, TERI was the exclusive third-party provider of borrower default guarantees for our clients’ education loans. On April 7, 2008, TERI filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

TERI and the Creditors Committee filed the Modified Plan of Reorganization in August 2010. Each of the NCSLT Trusts voted, or were deemed to have voted, in favor of the Modified Plan of Reorganization in September 2010, thereby electing to accept settlement of the Adversary Proceeding and their respective claims, including contingent guaranty claims against TERI’s bankruptcy estate based on future loan defaults.

On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which became effective on November 19, 2010. Pursuant to the Modified Plan of Reorganization, among other things, general unsecured creditors of TERI, including us, are entitled to receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans held by a liquidating trust. General unsecured creditors received a small portion of their respective allowed claims in December 2010, based on the amount of cash transferred from TERI to the liquidating trust upon the effectiveness of the Modified Plan of Reorganization. Additional distributions to general unsecured creditors are expected to occur from time to time, based on the level of recoveries or other proceeds in respect of the loan portfolio held by the liquidating trust. Recoveries on defaulted education loans may be collected over many years, and amounts ultimately received by general unsecured creditors may depend in part on the experience and skill of the party or parties managing collections with respect to such loans.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies (Continued)

The Modified Plan of Reorganization generally provided for the following in the case of the consolidated NCSLT Trusts:

•                  Each consolidated NCSLT Trust’s claims, and the Adversary Proceeding relating to such trust’s security interests, were settled;

•                  The claims estimation methodology developed by the Creditors Committee formed the basis for estimating the consolidated NCSLT Trusts’ contingent guaranty claims based on future loan defaults. Those claims exceeded the available collateral, and the excess was treated as unsecured claims against TERI’s estate in amounts specified in the Modified Plan of Reorganization;

•                  Each consolidated NCSLT Trust received any remaining balance in its respective pledged account;

•                  Certain defaulted loans purchased by TERI prior to April 7, 2008 (Petition Date) were transferred to the indenture trustee for the benefit of the noteholders of the respective consolidated NCSLT Trust;

•                  Defaulted loans purchased by TERI after the Petition Date were transferred to the liquidating trust as assets available for distribution among unsecured creditors;

•                  Recoveries on defaulted loans, which had been deposited into escrow since July 2008, were transferred back to the respective consolidated NCSLT Trust to the extent that they related to defaulted loans purchased by TERI prior to the Petition Date;

•                  TERI released its claim against the NCSLT Trusts for payment of guaranty fees; and

•                  The Adversary Proceeding was dismissed with prejudice against the indenture trustee, the NCSLT Trusts, and the administrator, FMDS.

On October 8, 2010, FMD, FMER and FMDS (FM Stipulation Parties) entered into the Stipulation with TERI and the Creditors Committee. The Bankruptcy Court entered an order approving the Stipulation on October 18, 2010. Except as otherwise noted below, the Stipulation resolved all claims and controversies among the FM Stipulation Parties and TERI. The Stipulation provided, among other things:

•                  FMD and FMER were allowed unsecured, non-priority claims against TERI’s bankruptcy estate in the aggregate amount of $28.1 million;

•                  Excluding the FM Stipulation Parties’ obligations under the Stipulation, TERI provided a general release in favor of the FM Stipulation Parties and their affiliates relating to all claims arising prior to October 18, 2010, subject to a carve-out for the Database Dispute;

•                  Excluding TERI’s obligations under the Stipulation and the FM Stipulation Parties’ allowed claims against TERI’s bankruptcy estate, the FM Stipulation Parties provided a general release in favor of TERI and its affiliates relating to all claims arising prior to October 18, 2010, subject to a carve-out for the Database Dispute;

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

As a result of the foregoing, we recorded gains related to the TERI Reorganization during the second quarter of fiscal 2011.  See Note 15, “Other Income - Gain from TERI Settlements,” for additional information.

In December 2010, following a motion for interpretation filed by TERI, the Bankruptcy Court issued the Database Order relating to the Database Dispute.  The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement.  TERI rejected that agreement effective as of May 31, 2008.   We do not agree with the Database Order and are contesting it.  We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided in 2008.  We have filed an appeal in federal district court, although the court has not yet established a briefing schedule for the appeal.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies (Continued)

(b) Income Tax Matters

Massachusetts Appellate Tax Board Matters.  We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD.  We have taken the position in such matters that GATE is properly taxed as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law.  The Massachusetts Commissioner of Revenue (Commissioner) has taken the position, alternatively, that GATE is properly taxable as a business corporation or that GATE is taxable as a financial institution but is not entitled to apportionment or is subject to 100% Massachusetts apportionment.  In September 2007, we filed a petition with the ATB seeking a refund of state tax for our tax year ended June 30, 2004, all of which tax had previously been paid as if GATE were a business corporation.  In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s tax years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our tax years ended June 30, 2005 and 2006.  In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the year ended June 30, 2004 are valid, then we would be entitled to a refund of approximately $1.1 million in tax for the same fiscal year.  An evidentiary hearing has been scheduled for these matters before the ATB in April 2011.  We cannot predict the timing or outcome of these matters at this time, and an adverse outcome may have a material impact on our state tax liability not only for the tax years at issue, but also for fiscal years 2007 through 2009.  We believe we have adequate reserves recorded for these matters in our balance sheet for all of the potentially affected tax years.

Internal Revenue Service Audit.  As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income.  In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.  In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009. Such audits are consistent with the practices of the Joint Committee of Taxation based on the size of the tax refunds we received. In connection with its audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the tax refund previously received by us.  The IRS has expanded its audit to include our fiscal 2010 tax returns in light of the $45.1 million refund that we received in October 2010.  See Note 16, “Income Taxes” for additional information about this tax refund.  No adjustments had been proposed by the IRS in connection with its audit.

(c) Performance Guaranty

In connection with the sale by Union Federal of an education loan portfolio in October 2009, FMD delivered a performance guaranty (Performance Guaranty) pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. The Performance Guaranty provides that FMD will be released from its obligations, without any action of the purchaser, upon (1) any merger or consolidation of Union Federal into another entity as a result of which a majority of the capital stock of Union Federal is converted into or exchanged for the right to receive cash, securities or other property or (2) a sale of all or substantially all of the assets of Union Federal, in either case after which transaction Union Federal is no longer a subsidiary of FMD. We are not aware of any contingencies existing at our balance sheet date that are both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(d) Assumption of Potential Contingent Liabilities of Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility (Facility) of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the Facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed $20.0 million in the aggregate (Liability Cap). Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceeded $3.5 million (Deductible), at which point Union Federal and UFSB-SPV would only be liable for amounts above the Deductible up to the Liability Cap. Neither the Liability Cap nor the Deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the Facility arising prior to April 16, 2010, subject to the Liability Cap discussed above. In addition, FMD assumed any contingent liability of Union Federal under the Facility arising prior to April 16, 2010 based on fraud, willful misconduct, gross negligence, third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies (Continued)

or rights not otherwise released by the conduit lender. We are not aware of any contingencies existing at our balance sheet date that are both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(e) Agreements with Lender Clients

Under the terms of loan purchase agreements entered into with lender clients prior to fiscal 2010, we generally had an obligation to use our best efforts to facilitate the purchase of the client’s TERI-guaranteed education loans during a specified loan purchase period. The length of the loan purchase period varied by client and generally ranged from 195 days to 555 days following final loan disbursement. Under the terms of certain of our loan purchase agreements, if we failed to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the education loans as to which the loan purchase period had expired. Those loan purchase agreements that limited our liability to liquidated damages generally provided that our obligation to close a securitization was subject to the condition that no “market disruption event” had occurred. Under certain of these loan purchase agreements, the TERI Reorganization constituted a “market disruption event,” suspending our contractual obligation to close a securitization. Any liquidated damages would have been due at expiration of the relevant loan purchase period, which would not have occurred for a period of time after the market disruption event ceased. TERI rejected its guaranty agreements pursuant to the Modified Plan of Reorganization, which generally terminated our purchase obligations under our loan purchase agreements. See “—TERI Reorganization” above for additional information regarding the Modified Plan of Reorganization. We are not aware of any contingencies existing at our balance sheet date that are both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Segment Reporting

Operating results by segment were as follows:

	Three months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$441	$84,572	$10	$85,023	$1,446	$4,008	$5,454
Interest expense	(234)	(16,050)	—	(16,284)	(763)	(3,190)	(3,953)
Net interest income	207	68,522	10	68,739	683	818	1,501
Provision for loan losses	(208)	(124,870)	—	(125,078)	(3)	—	(3)
Net interest income (loss) after provision for loan losses	(1)	(56,348)	10	(56,339)	680	818	1,498
Non-interest revenues:
Asset servicing fees:
Fee income	781	—	—	781	1,777	—	1,777
Fee updates	(1,127)	—	—	(1,127)	203	—	203
Total asset servicing fees	(346)	—	—	(346)	1,980	—	1,980
Additional structural advisory fees and residuals—trust updates	5,469	—	(5,172)	297	1,731	—	1,731
Administrative and other fees	4,138	282	(2,423)	1,997	5,095	(163)	4,932
Total non-interest revenues	9,261	282	(7,595)	1,948	8,806	(163)	8,643
Total revenues	9,260	(56,066)	(7,585)	(54,391)	9,486	655	10,141
Non-interest expenses:
Compensation and benefits	8,154	—	—	8,154	8,206	—	8,206
General and administrative expenses	12,365	15,037	(6,786)	20,616	12,334	18	12,352
Losses on education loans held for sale	—	—	—	—	3,170	7,518	10,688
Total non-interest expenses	20,519	15,037	(6,786)	28,770	23,710	7,536	31,246
Loss before income taxes and gain from TERI settlements	(11,259)	(71,103)	(799)	(83,161)	(14,224)	(6,881)	(21,105)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—
Loss before income taxes	(3,147)	(28,534)	(799)	(32,480)	(14,224)	(6,881)	(21,105)
Income tax benefit	(796)	—	—	(796)	(4,806)	(4,580)	(9,386)
Net loss	(2,351)	(28,534)	(799)	(31,684)	(9,418)	(2,301)	(11,719)
Net loss attributable to non-controlling interests	—	30,234	—	30,234	—	—	—
Net income (loss) available to First Marblehead stockholders	$(2,351)	$1,700	$(799)	$(1,450)	$(9,418)	$(2,301)	$(11,719)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Segment Reporting (Continued)

	Six months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$921	$172,023	$20	$172,964	$5,900	$8,036	$13,936
Interest expense	(617)	(34,093)	—	(34,710)	(1,604)	(6,391)	(7,995)
Net interest income	304	137,930	20	138,254	4,296	1,645	5,941
Provision for loan losses	(267)	(231,934)	—	(232,201)	47	—	47
Net interest income (loss) after provision for loan losses	37	(94,004)	20	(93,947)	4,343	1,645	5,988
Non-interest revenues:
Asset servicing fees:
Fee income	1,759	—	—	1,759	3,879	—	3,879
Fee updates	(1,036)	—	—	(1,036)	363	—	363
Total asset servicing fees	723	—	—	723	4,242	—	4,242
Additional structural advisory fees and residuals—trust updates	4,759	—	(5,094)	(335)	2,918	—	2,918
Administrative and other fees	8,785	575	(5,110)	4,250	10,863	(334)	10,529
Total non-interest revenues	14,267	575	(10,204)	4,638	18,023	(334)	17,689
Total revenues	14,304	(93,429)	(10,184)	(89,309)	22,366	1,311	23,677
Non-interest expenses:
Compensation and benefits	16,025	—	—	16,025	16,343	—	16,343
General and administrative expenses	24,525	26,807	(9,619)	41,713	29,988	553	30,541
Losses on education loans held for sale	—	—	—	—	63,573	71,041	134,614
Total non-interest expenses	40,550	26,807	(9,619)	57,738	109,904	71,594	181,498
Loss before income taxes and gain from TERI settlements	(26,246)	(120,236)	(565)	(147,047)	(87,538)	(70,283)	(157,821)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—
Loss before income taxes	(18,134)	(77,667)	(565)	(96,366)	(87,538)	(70,283)	(157,821)
Income tax benefit	(3,381)	—	—	(3,381)	(22,013)	(30,023)	(52,036)
Net loss	(14,753)	(77,667)	(565)	(92,985)	(65,525)	(40,260)	(105,785)
Net loss attributable to non-controlling interests	—	80,914	—	80,914	—	—	—
Net income (loss) available to First Marblehead stockholders	$(14,753)	$3,247	$(565)	$(12,071)	$(65,525)	$(40,260)	$(105,785)

	December 31, 2010
	Education Financing	Securitization Trusts	Eliminations	Total
Total assets	$587,409	$7,550,949	$(46,862)	$8,091,496
Total liabilities	251,507	8,618,892	(40,658)	8,829,741
Total First Marblehead stockholders equity	335,902	(8,072)	(6,204)	321,626
Non-controlling interests	—	(1,059,871)	—	(1,059,871)

Our Education Financing segment includes all of our services to owners of education loans for program design, program support, loan origination, portfolio management, trust administration and asset servicing, including services provided to our Securitization Trusts segment. In addition, the balance sheet of TMS, and the balance sheet and statement of operations of our bank subsidiary, Union Federal, are included in Education Financing. The financial results of our Securitization Trusts

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Segment Reporting (Continued)

segment relate only to the 14 consolidated securitization trusts that resulted from a change in accounting principle effective July 1, 2010, prospectively. The amounts presented in “Eliminations” for the three and six months ended December 31, 2010 relate to income recognized by our Education Financing segment and the related expenses incurred by our Securitizations Trusts segment for services provided by our Education Financing segment, as well as the elimination of the residual interests held by our Education Financing segment in the GATE Trusts. The amounts presented in “Deconsolidation and Eliminations” for the three and six months ended December 31, 2009 relate to the operating results of UFSB-SPV, deconsolidated effective July 1, 2010, and the related tax adjustments and inter-company eliminations recorded as a result of consolidating UFSB-SPV in prior periods. Such amounts are presented separately from our Education Financing segment to allow for comparability between periods. See Note 1, “Nature of Business,” for a more detailed description of our reporting segments.

(13) Net Interest Income

The following table reflects the components of net interest income:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$155	$167	$337	$289
Short-term investments and federal funds sold	72	51	149	53
Restricted cash and guaranteed investment contracts	76	—	170	—
Investments available for sale	47	90	98	194
Education loans held for sale	—	4,851	—	12,976
Education loans held to maturity	84,598	120	172,039	120
Mortgage loans held to maturity	75	175	171	304
Total interest income	85,023	5,454	172,964	13,936
Interest expense:
Time and savings account deposits	114	385	300	856
Money market account deposits	22	199	61	427
Education loan warehouse facility	—	3,191	—	6,391
Other interest-bearing liabilities	98	178	256	321
Long-term borrowings	16,050	—	34,093	—
Total interest expense	16,284	3,953	34,710	7,995
Net interest income	$68,739	$1,501	$138,254	$5,941

(14) General and Administrative Expenses

The following table reflects components of general and administrative expenses:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
General and administrative expenses:
Third-party services	$6,066	$3,744	$11,402	$9,834
Depreciation and amortization	1,920	3,600	4,447	7,293
Occupancy and equipment	2,555	3,351	5,008	9,687
Servicer fees	6,362	192	12,433	530
Trust collection costs and other trust expenses	2,057	—	5,083	—
Other	1,656	1,465	3,340	3,197
Total	$20,616	$12,352	$41,713	$30,541

(15) Other Income — Gain from TERI Settlements

We recorded a gain during the three months ended December 31, 2010 relating to the Stipulation and distributions to FMD, FMER and the consolidated NCSLT Trusts pursuant to the Modified Plan of Reorganization.  These gains represented the forgiveness of notes payable and other liabilities, cash distributions from the liquidating trustee, and the transfer of assets to us in excess of our recorded receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Other Income — Gain from TERI Settlements (Continued)

	Education Financing	Securitization Trusts	Total
Cash received in excess of recorded receivables	$3,091	$30,829	$33,920
Reversal of recorded liabilities	5,021	11,740	16,761
Total other income — gain from TERI settlements	8,112	42,569	50,681
Portion allocated to non-controlling interests	—	(42,518)	(42,518)
Pre-tax impact on net loss available to First Marblehead stockholders	$8,112	$51	$8,163

(16) Income Taxes

Income tax benefit decreased to $796 thousand for the second quarter of fiscal 2011 from $9.4 million for the second quarter of fiscal 2010. The decrease in income tax benefit was primarily the result of a decrease in the net loss before income taxes less the allocation of losses to non-controlling interests. In addition, during the second quarter of fiscal 2011, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss available to First Marblehead stockholders, defined as the loss before income taxes less the net loss attributable to non-controlling interests, decreased to 35.5% from an effective tax rate of 44.5% for the second quarter of fiscal 2010. The decrease in our effective tax rate was primarily due to the establishment of valuation allowances on the net operating loss carry forward and charitable contribution carry forward deferred tax assets, our inability to utilize state net operating losses, particularly in Massachusetts, which does not provide for any carry back or carry forward of such losses, certain permanent differences, and expense accruals related to unrecognized tax benefits.

Income tax benefit decreased to $3.4 million for the first six months of fiscal 2011 from $52.0 million for the first six months of fiscal 2010. The decrease in income tax benefit was primarily the result of a decrease in the net loss before income tax benefit between periods. In addition, during the first six months of fiscal 2011, our effective tax rate decreased to 21.9% from an effective tax rate of 33.0% for the first six months of fiscal 2010. The decrease in our effective tax rate was primarily due to the establishment of valuation allowances on the net operating loss carry forward and charitable contribution carry forward deferred tax assets, our inability to utilize state net operating losses, particularly in Massachusetts, which does not provide for any carry back or carry forward of such losses, certain permanent differences, and expense accruals related to unrecognized tax benefits.

We have determined that a valuation allowance is necessary for certain deferred tax assets, as under current law, we do not have remaining taxes paid within available net operating loss carry back periods, and it is more likely than not that these assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. The valuation allowance reduced our effective tax rate by 4.4% during the second quarter and first six months of fiscal 2011. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Net unrecognized tax benefits were $20.1 million at December 31, 2010 and June 30, 2010. At December 31, 2010, we had $4.5 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $3.8 million accrued for interest and no amounts accrued for the payment of penalties.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) was signed into law. As a result of the WHBAA, we were able to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We have filed our fiscal 2010 tax return and carried that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carry back rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million. Union Federal paid a dividend of $29.0 million to FMD in November 2010.

(17) Net Loss per Share Available to First Marblehead Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock available to First Marblehead stockholders:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars and shares in thousands, except per share amounts)
Net loss available to First Marblehead stockholders	$(1,450)	$(11,719)	$(12,071)	$(105,785)
Net loss per common share available to First Marblehead stockholders:
Basic	$(0.01)	$(0.12)	$(0.12)	$(1.07)
Diluted	(0.01)	(0.12)	(0.12)	(1.07)
Weighted-average shares outstanding:
Basic	100,833	99,247	100,802	99,224
Diluted	100,833	99,247	100,802	99,224

Anti-dilutive common stock equivalents	9,028	8,878	8,989	8,879

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Net Loss per Share Available to First Marblehead Stockholders (Continued)

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

(18) Union Federal Regulatory Matters

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Union Federal’s equity capital was $14.3 million at December 31, 2010, reflecting the payment of a dividend of $29.0 million to FMD in November 2010.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	December 31, 2010	June 30, 2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	100.3%	124.8%
Total risk-based capital	8.0	10.0	101.5	125.5
Tier 1 (core) capital	4.0	5.0	17.5	27.9

As of December 31, 2010 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

The OTS regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s board of directors. Union Federal must file an application to receive the approval of the OTS for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OTS if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OTS or the Federal Deposit Insurance Corporation (FDIC), or a condition imposed by an OTS agreement. Under the Federal Deposit Insurance Act (FDIA), an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA).

In October 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million. Union Federal paid a dividend of $29.0 million to FMD in November 2010. The dividend included the $21.2 million that we distributed to Union Federal in October 2010 pursuant to our tax sharing agreement.

In March 2010, our Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

FMD is subject to extensive regulation, supervision and examination by the OTS as a savings and loan holding company and Union Federal is subject to extensive regulation, supervision and examination by the OTS and FDIC.  During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.  Any potential sale of Union Federal will require the approval of the OTS, or its successor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Item 1 of Part I of this quarterly report and in conjunction with our audited financial statements included in our Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on September 2, 2010.

We use the terms “we,” “us” and “our” to refer to The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities, or VIEs, on a consolidated basis. We use the term “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis.

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth under “—Executive Summary—Application of Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 9, 2011.

Executive Summary

Overview

The presentation of our financial results beginning in fiscal 2011 significantly differ from prior fiscal years due to our adoption, effective July 1, 2010, of Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17. As a result and as described in more detail in Note 2, “Summary of Significant Accounting Policies—Consolidation” and Note 3, “Change in Accounting Principle,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result, in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout this quarterly report and for segment reporting purposes (previously referred to as “Loan Operations”). In addition, effective December 31, 2010 and going forward, our Education Financing segment includes the financial results of our subsidiary Tuition Management Systems LLC, which we refer to as TMS, formerly a division of KeyBank National Association, which we refer to as KeyBank.  Our acquisition of the net assets and operations of TMS was completed on December 31, 2010 and, accordingly, TMS is reflected in our consolidated balance sheet, but is not reflected in our statement of operations for the three and six months ended December 31, 2010.  See Note 4, “Acquisition of TMS,” for additional information regarding our acquisition of TMS. The financial results of our Education Financing segment have generally been derived from our services relating to private education loans, which we refer to as education loans, and billing and collections services, as further described below. We purchased the net assets, systems, trademarks and employees of TMS for $47.1 million in cash, subject to adjustment for 60 days following the date of acquisition for final cash settlement and closing procedures, the impact of which is not expected to be material.  In addition, we may be entitled to a payment of up to $1.3 million from KeyBank based on certain performance metrics of TMS through June 1, 2011, as described in the asset purchase agreement.

The VIEs consolidated upon our adoption of ASU 2009-16 and 2009-17 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2004 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. Of the 14 securitization trusts we consolidated, the education loans purchased by 11 of these securitization trusts, which we refer to as the NCSLT Trusts, were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by the remaining three securitization trusts, which we refer to as the GATE Trusts, were, with limited exceptions, not TERI-guaranteed. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout this quarterly report. Administration of such trusts, including investor reporting and default prevention and management services, is provided by our Education Financing segment.

For the three and six months ended December 31, 2010, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues recorded by our Education Financing segment, and the related expenses recorded by our Securitization Trusts segment, relating to inter-company life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17. For the three and six months ended December 31, 2009, the financial results of UFSB-SPV, as well as related adjustments to deferred tax assets and eliminations of inter-company revenues that were recorded due to consolidating UFSB-SPV in prior periods, have been separately presented in “Deconsolidation and Eliminations” for segment reporting purposes to allow for comparability between periods.

Education Financing

Under our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. We sold the Trust Certificate in fiscal 2009, and NC Residuals Owners Trust held certain of the residual interests of some NCSLT Trusts. Additionally, as of January 1, 2011, we provide outsourced tuition planning, billing and payment technology services for universities, colleges and secondary schools through TMS.

We offer clients the opportunity to outsource key components of their education loan programs to us by offering the following services on a stand-alone, fee-for-service basis or as an integrated part of our Monogram platform:

•                  Loan origination—We provide loan processing services to schools and lenders, from application intake through loan disbursement. We are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

•                  Portfolio management—We manage education loan portfolios on behalf of their owners, including securitization trusts facilitated by us, by employing risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure enables comprehensive analytics, based on validated data, and we are able to customize collections strategies as needed to optimize loan performance.

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

•                  Tuition payment plans—Effective with our acquisition of the net assets and operations of TMS on December 31, 2010, we have expanded our service offerings to include tuition planning, billing and payment technology services for educational institutions.

Our Monogram platform enables a lender to customize some or all of our service offerings based on its particular needs, including its risk control and return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the education loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods and an increased percentage of borrowers making payments while in school, in each case when compared to loans generated under programs that we previously facilitated, as well as high cosigner participation rates. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenues and client base.

Development of our Monogram platform was completed in August 2009, and the first education loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with the two initial Monogram-based loan programs, we agreed to provide credit enhancement to each of our lender clients by funding deposits in participation interest accounts, which we refer to as participation accounts, up to dollar limits specified in the agreements, to serve as first-loss reserves for defaulted program loans. We have provided initial deposits into the participation accounts, and we will further fund the participation accounts on a quarterly basis during the term of the loan program agreements based on the volume and credit tiering of disbursed program loans. As consideration for providing the credit enhancement, we are entitled to receive a share of the interest generated on the loans. During the first six months of fiscal 2011, we funded $8.5 million to participation accounts.

Historically, the driver of our results of operations and financial condition for our Education Financing segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients’ education loan programs, and substantially all of our income was derived from securitizations. Securitization refers to the technique of pooling education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or “at cost” in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the education loans that they did not intend to hold. For our past securitization services, we are entitled to receive additional structural advisory fees and residual cash flows from certain securitization trusts over time.

Our bank subsidiary, Union Federal Savings Bank, or Union Federal, is a federally chartered thrift regulated by the Office of Thrift Supervision, or OTS, that offers residential and commercial mortgage loans and retail savings, money market and time deposit products. Prior to 2009, Union Federal also offered education loans directly to consumers; however, Union Federal did not originate education loans during fiscal 2009, fiscal 2010, or the first six months of fiscal 2011. We do not expect Union Federal to offer education loans during the remainder of fiscal 2011. During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

Securitization Trusts

The financial results of our Securitization Trusts segment relate only to the 14 securitization trusts consolidated as a result of a change in accounting principle effective July 1, 2010. As a result, financial results for our Securitization Trusts segment are only presented prospectively, as of the effective date of adoption. The 14 consolidated securitization trusts are managed in accordance with their applicable indentures, as amended, and their tangible assets are limited to cash, allowable investments and education loans, as well as the related principal and interest income receivables and recoverables on defaults. Their liabilities are limited to the debt issued to finance the education loans and payables accrued in the normal course of their operations, all of which have been structured to be non-recourse to the general credit of FMD.

Of our 14 consolidated securitization trusts, 11 are NCSLT Trusts for which we have no ownership interest. As such, all of the financial performance of such trusts is allocated to non-controlling interests and does not directly impact the net loss or equity available to our stockholders. However, the financial performance of all of the NCSLT Trusts, both on and off balance sheet, does impact the ability of our Education Financing segment to recover service revenue receivables due from these trusts or the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts, for which we own 100% of the residual interests, and, accordingly, their net profit or loss is included in the equity available to our stockholders.

All 11 of our consolidated NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. We refer in this quarterly report to TERI’s bankruptcy proceedings as the TERI Reorganization and to the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010 as the Modified Plan of Reorganization. Under the Modified Plan of Reorganization, which became effective November 19, 2010, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults.  The TERI Reorganization has had a material adverse effect on the ability of our Securitization Trusts segment to realize the guaranty obligations of TERI, which, combined with higher levels of defaults then initially projected, has had a material adverse effect on the financial condition of our Securitization Trusts segment.

Business Trends and Uncertainties

The following discussion of business trends and uncertainties is focused on our Education Financing segment. The operating results of our Securitization Trusts segment are generally allocated to non-controlling interests and do not, therefore, have a significant effect on the net income or loss available to our stockholders.

As a result of economic conditions, we undertook a number of measures in fiscal 2010 to adjust our business model. These measures are described in Item 7 of Part II of our Annual Report filed with the SEC on September 2, 2010, under the heading “Executive Summary—Business Trends and Uncertainties.”

We have summarized below certain recent developments affecting our business since the beginning of fiscal 2011:

•                  In October 2010, we received a refund from federal tax authorities of $45.1 million, which included $21.2 million that was attributable to Union Federal and was distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid to FMD in November 2010.

•                  In October 2010, the Bankruptcy Court granted a stipulation, which we refer to as the Stipulation, among TERI, the Creditors Committee, FMD and its subsidiaries, First Marblehead Education Resources, Inc. , or FMER, and First Marblehead Data Services, Inc., or FMDS, settling certain claims between TERI and FMD, FMER and FMDS.  Our Education Financing segment recognized gains of $8.1 million related to the claims of FMD and FMER during the second quarter of fiscal 2011.

•                  In October 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which became effective in November 2010. See Note 11, “Commitments and Contingencies—TERI Reorganization,” for additional information regarding the Modified Plan of Reorganization.

•                  In November 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by 60,000 square feet by March 31, 2011 and extend the term of the lease to March 31, 2017. The effective date of this amendment was July 1, 2010. We expect total cash savings of $1.7 million in fiscal 2011 and 2012 as a result of the lease modification.

•                  On December 31, 2010, we completed our acquisition of the net assets and operations of TMS from KeyBank for $47.1 million. TMS is engaged in the business of outsourced tuition planning, billing and payment technology services.  Following the closing of the acquisition, TMS has retained its separate brand identity, management team and operations. See Note 4, “Acquisition of TMS,” for additional information regarding our acquisition of TMS.

TERI Reorganization.  We believe that the Stipulation addressed uncertainties relating to the amount of our claims against TERI’s bankruptcy estate and any potential liability to TERI stemming from our past relationship.  Pursuant to the Stipulation, we were allowed unsecured claims against TERI’s bankruptcy estate in the aggregate amount of $28.1 million.  During the second quarter of fiscal 2011, our Education Financing segment recorded a gain of $8.1 million, which included an initial distribution of cash of $3.1 million and the reversal of liabilities to TERI of $5.0 million. The Stipulation also provided for mutual general releases for all claims arising prior to October 18, 2010, subject to a carve-out for a dispute, which we refer to as the Database Dispute, relating to certain obligations and restrictions that we allege continue to apply to TERI with respect to a loan database that we provided to TERI in 2008.  The Database Dispute was the subject of an order entered by the Bankruptcy Court in December 2010, which we refer to as the Database Order, stating that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend restrictions applicable to TERI beyond two years following the termination of our 2001 database sale and supplementation agreement, TERI rejected that agreement effective as of May 31, 2008.  We do not agree with the Database Order and are contesting it.  We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided.  We have filed an appeal in federal district court, which has not yet established a briefing schedule for the appeal.

We also believe that the effectiveness of the Modified Plan of Reorganization addressed uncertainties regarding the amount of the trusts’ contingent guaranty claims against TERI’s bankruptcy estate, the status of the segregated funds pledged by TERI to the securitization trusts and an adversary complaint filed by the Creditors Committee alleging that certain security interests granted by TERI to the trusts were unperfected or could otherwise be avoided under the Bankruptcy Code (Adversary Proceeding).  During the second quarter of fiscal 2011, our Securitization Trusts segment recorded a gain of $42.6 million, including $30.8 million in cash received in excess of recorded receivables and $11.8 million from the reversal of certain liabilities.  The gains recorded by our Securitization Trusts segment were almost entirely offset by the allocation to the non-controlling interest. The Adversary Proceeding was dismissed with prejudice, pursuant to the terms of the Modified Plan of Reorganization.

For additional information, see Note 11, “Commitments and Contingencies—TERI Reorganization” and Note 15, “Other Income - Gain from TERI Settlements.”

Portfolio Performance.  Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States, including increased unemployment rates and higher levels of education loan defaults. While there have been some recent improvements, the interest rate and economic and credit environments have had, and may continue to have, a material negative effect on loan portfolio performance and the estimated value of our service revenue receivables.

Capital Markets.  We have not accessed the securitization market since September 2007 as a result of market disruptions that began in the second quarter of fiscal 2008, continued through fiscal 2010 and, to a lesser extent, persisted in fiscal 2011.  We believe that conditions in the capital markets generally continued to improve during the first six months of fiscal 2011, potentially creating additional flexibility with regard to the future financing of education loans.  We believe, however, that the structure and economics of any near-term financing transaction will be less favorable than our past securitizations, with the potential for lower revenues and additional cash requirements on our part and a high likelihood that we would be required to consolidate any new securitization trusts in our financial statements. We will continue to seek opportunities for innovative and efficient portfolio funding transactions, including warehouse lending facilities and term securitization transactions.

Loan Origination.  Prior to the TERI Reorganization, we received reimbursement from TERI for outsourced loan processing services we performed on TERI’s behalf. As a result of capital market disruptions and the TERI Reorganization, many clients elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes beginning in fiscal 2009 as compared to prior fiscal years.

During the first quarter of fiscal 2011, we began performing services under loan program agreements for two clients, each related to school-certified education loan programs to be funded by these clients based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of these programs. Our Monogram platform provides us with an opportunity, through our Education Financing segment, to originate, administer, manage and finance education loans, and we believe that the two loan program agreements we have entered into are a significant step in our return to the education lending marketplace. We also believe that the size and quality of TMS’ customer base provides us with an opportunity to expand our school relationships and offer complementary products and services in the future.

The near term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully market our Monogram platform and successfully integrate TMS into our operations so that we may transition to more fee-based revenues, while growing and diversifying our client base. We are seeking additional lender clients, although we are uncertain as to the degree of market acceptance our Monogram platform will have, particularly in the current economic environment where many lenders continue to evaluate their education lending business models.  We are also uncertain of the volume of loans to be generated by our two clients during the remainder of fiscal 2011 in light of seasonal trends.  The volume of education loan applications typically increases with the approach of tuition payment dates, and we have historically processed the greatest application volume during the summer months. This seasonality of education loan originations will likely impact the timing and size of fees that we earn in the remainder of fiscal 2011.

Changes in any of the following factors could materially affect our financial results:

•                  the extent to which our services and products, including our Monogram platform, gain market share and remain competitive at pricing favorable to us;

•                  demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under the federal government’s programs and legislation recently passed or currently under consideration;

•                  competition for providing education financing and reluctance by lenders to participate in the education lending market;

•                  our ability to successfully integrate TMS into our business model and realize the anticipated financial benefits of our acquisition of TMS;

•                  conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to education loan asset-backed securitizations;

•                  interest rates, unemployment rates and the general consumer credit environment, including their effects on our assumed discount, default and prepayment rates, the forward London Interbank Offered Rate, or LIBOR, curve and the securitization trusts’ ability to recover principal and interest from borrowers, including the effectiveness of various risk mitigation strategies;

•                  challenges relating to the federal income tax treatment of the sale of the Trust Certificate or our asset services agreement, or Asset Services Agreement, with the purchaser of the Trust Certificate, including proceedings related to federal tax refunds previously received, as a result of the audit currently being conducted by the Internal Revenue Service, or IRS, or otherwise;

•                  the resolution of the litigation pertaining to our Massachusetts state income tax returns for fiscal years 2004 through 2006;

•                  application  of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate VIEs;

•                  regulatory requirements applicable to Union Federal, TMS and us, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, which could require changes to our operational and compliance practices, as well as increased costs;

•                  our success in appealing the Database Order or otherwise preventing TERI from selling, licensing or transferring the loan database that we provided to TERI in 2008; and

•                  applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

•                  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•                  the impact of the estimates and assumptions on our financial condition or operating performance is material.

We have discussed our accounting policies with the Audit Committee of our Board of Directors. As a result of our adoption of new accounting pronouncements in the first quarter of fiscal 2011, we re-evaluated which policies were deemed to be critical accounting policies and we determined that our judgments and estimates regarding whether or not to consolidate the financial results of VIEs fit the definition of a critical accounting policy, as well as our estimates relating to the allowance for loan losses and recognition of interest income on delinquent and defaulted education loans. The recognition of asset servicing fees and trust updates to our service revenue receivables also fit the definition of critical accounting estimates.

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

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17.  ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation, or ASC 810. ASU 2009-17 updated ASC 810 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

•                  the power to direct the activities of a VIE that most significantly impact that VIE’s economic performance; and

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

Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV’s economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. Profits and losses of the consolidated VIEs were allocated to non-controlling interests based on the percentage ownership of interests not held by us, before the effect of inter-company elimination entries. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 3, “Change in Accounting Principle,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

We continue to monitor our involvement with 19 VIEs for which we perform services related to default prevention and portfolio management. We have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods.

Our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the 14 consolidated securitization trusts, but continue to reflect such fees due from other off-balance sheet VIEs. We have no ownership interest in the 11 consolidated NCSLT Trusts. As a result, inter-company revenues due from the consolidated NCSLT Trusts are allocated to non-controlling interests. Non-controlling interests are calculated before eliminations, and inter-company revenues due from the consolidated NCSLT Trusts, therefore, continue to impact the consolidated net income or loss available to our stockholders. We no longer recognize gains or losses related to the residual interest receivables due from the three consolidated GATE Trusts, but we continue to recognize revaluation gains and losses on residual receivables from other off-balance sheet VIEs.

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

Education Loans Held to Maturity and the Related Allowance for Loan Losses, Provision for Loan Losses and Charge-Offs

We maintain allowances for loan losses at an amount believed to be sufficient to absorb credit losses inherent in our portfolios of loans held to maturity at our balance sheet date, based on a one-year loss confirmation period. We adjust allowances for loan losses through charges to the provision for loan losses in our statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers or third parties, as applicable.

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a high probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at our balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default and recovery rates, as well as the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are the same as those used for the estimated fair value of our service revenue receivables, as described more fully in “—Service Revenue Receivables and the Related Revenues—Education Loan Performance and Other Assumptions.” These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective during the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due. Prior to the second quarter of fiscal 2011, based on the claims process for TERI-guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due. Following the rejection by TERI of its guaranty agreements, we re-aligned our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

Recognition of Interest Income on Education Loans

We recognize interest income using the effective interest method.

We recognize interest income on education loans as earned, adjusted for the amortization of loan acquisition costs and origination fees, based on the expected yield of the loan over its life, after giving effect to expected prepayments, as applicable. Our estimate of the effects of expected prepayments on education loans reflects voluntary prepayments based on our historical experience and macroeconomic indicators. When changes to assumptions occur, we adjust amortization on a cumulative basis to reflect the change since acquisition of the education loan portfolio.

We place education loans held to maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest and previously recorded but unpaid interest is reversed and charged against interest revenue. For education loans on non-accrual status but not yet charged-off, we recognize interest revenue on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and continue to recognize interest revenue. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal and we only record income on a cash basis when all principal has been recovered.

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

Asset servicing fees are based on the amount of outstanding education loans held by the NCSLT Trusts and our receipt of such fees is contingent on the performance of such trusts, 11 of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

Additional Structural Advisory Fees and Residuals.  We have historically structured and facilitated securitization transactions for our clients through a series of special purpose statutory trusts. In connection with its prior securitization activities, our Education Financing segment is entitled to receive additional structural advisory fees over the lives of the trusts from the majority of securitization trusts that we facilitated, based on the amount of education loans outstanding in the trusts from time to time. For certain trusts, our Education Financing segment is also entitled to residual interests.

The majority of our additional structural advisory fees and a significant portion of our residuals are due from consolidated securitization trusts and are eliminated upon consolidation. However, to the extent that changes in the estimated fair value of additional structural advisory fees are charged to non-controlling interests, which is the case for all of the consolidated NCSLT Trusts, we reflect those valuation adjustments in the losses attributable to non-controlling interests, which continues to impact our consolidated net income or loss available to our stockholders. We continue to report additional structural advisory fees and residuals—trust updates, prior to elimination, under Education Financing in our segment results.

We recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the education loans, as they were deemed to be earned at the time of the securitization, but before we actually received payment. These amounts were deemed earned because evidence of an arrangement existed, we provided the services, the fee was fixed and determinable based upon a discounted cash flow analysis and there were no future contingencies or obligations due on our part. On a quarterly basis, we update our estimate of the fair value of these receivables as if they are investments in securities classified as trading. We recognize changes in fair value, less cash received, if any, as trust updates in servicing revenue in the period in which the change in estimate occurs.

Education Loan Performance and Other Assumptions.  Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate fair value:

•                  expected annual rate and timing of education loan defaults, including the effects of forbearance, alternative payment plans and various risk mitigation strategies;

•                  expected amount and timing of recoveries of defaulted education loans;

•                  discount rate, which we use to calculate the present value of our future cash flows;

•                  trend of interest rates over the life of the loan pool, including the forward LIBOR curve and expected auction rates, if applicable;

•                  annual rate and timing of education loan prepayments; and

•                  fees and expenses of the securitization trusts.

We base our estimates on certain macroeconomic indicators and our historical experience adjusted for specific product and borrower characteristics such as loan type and borrower creditworthiness. We monitor trends in education loan performance over time and make adjustments we believe are necessary to value properly our service revenue receivables at each balance sheet date. Management’s ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions and projections, can have a material effect on our valuations. See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for information on the assumptions used in our estimates of fair value.

Results of Operations—Three and six months ended December 31, 2010 and 2009

Summary

The following table summarizes our results of operations by segment:

	Three months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars in thousands)
Revenues:
Net interest income (loss) after provision for loan losses	$(1)	$(56,348)	$10	$(56,339)	$680	$818	$1,498
Total non-interest revenues	9,261	282	(7,595)	1,948	8,806	(163)	8,643
Total revenues	9,260	(56,066)	(7,585)	(54,391)	9,486	655	10,141
Total non-interest expenses	20,519	15,037	(6,786)	28,770	23,710	7,536	31,246
Loss before income taxes and gain from TERI settlements	(11,259)	(71,103)	(799)	(83,161)	(14,224)	(6,881)	(21,105)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—
Loss before income taxes	(3,147)	(28,534)	(799)	(32,480)	(14,224)	(6,881)	(21,105)
Income tax benefit	(796)	—	—	(796)	(4,806)	(4,580)	(9,386)
Net loss	(2,351)	(28,534)	(799)	(31,684)	(9,418)	(2,301)	(11,719)
Net loss attributable to non-controlling interests	—	30,234	—	30,234	—	—	—
Net income (loss) available to First Marblehead stockholders	$(2,351)	$1,700	$(799)	$(1,450)	$(9,418)	$(2,301)	$(11,719)

	Six months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars in thousands)
Revenues:
Net interest income (loss) after provision for loan losses	$37	$(94,004)	$20	$(93,947)	$4,343	$1,645	$5,988
Total non-interest revenues	14,267	575	(10,204)	4,638	18,023	(334)	17,689
Total revenues	14,304	(93,429)	(10,184)	(89,309)	22,366	1,311	23,677
Total non-interest expenses	40,550	26,807	(9,619)	57,738	109,904	71,594	181,498
Loss before income taxes and gain from TERI settlement	(26,246)	(120,236)	(565)	(147,047)	(87,538)	(70,283)	(157,821)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—
Loss before income taxes	(18,134)	(77,667)	(565)	(96,366)	(87,538)	(70,283)	(157,821)
Income tax benefit	(3,381)	—	—	(3,381)	(22,013)	(30,023)	(52,036)
Net loss	(14,753)	(77,667)	(565)	(92,985)	(65,525)	(40,260)	(105,785)
Net loss attributable to non-controlling interests	—	80,914	—	80,914	—	—	—
Net income (loss) available to First Marblehead stockholders	$(14,753)	$3,247	$(565)	$(12,071)	$(65,525)	$(40,260)	$(105,785)

	December 31, 2010
	Education Financing	Securitization Trusts	Eliminations	Total
Total assets	$587,409	$7,550,949	$(46,862)	$8,091,496
Total liabilities	251,507	8,618,892	(40,658)	8,829,741
Total equity available to First Marblehead stockholders	335,902	(8,072)	(6,204)	321,626
Non-controlling interests	—	(1,059,871)	—	(1,059,871)

Net loss available to our stockholders for the second quarter of fiscal 2011 was $1.5 million, or $0.01 per share, compared to a net loss of $11.7 million, or $0.12 per share, for the comparable period in fiscal 2010. For the six months ended December 31, 2010, we reported a consolidated net loss available to our stockholders of $12.1 million, or $0.12 per share, on a fully diluted basis, compared to a net loss of $105.8 million, or $1.07 per share, on a fully diluted basis a year earlier. Results for the second quarter of fiscal 2011 included gains related to certain claims in the TERI Reorganization. Results for the fiscal 2010 periods included net losses of $2.3 million and $40.3 million for the three and six months ended December 31, 2009, respectively, related to UFSB-SPV. In addition, results for the six months ended December 31, 2009 reflected $71.0 million of losses on a pre-tax basis on education loans held for sale by Union Federal. We reduced the carrying value of education loans held for sale at September 30, 2009 based on their sale completed in the second quarter of fiscal 2010.

The following is a discussion of our operating results by our segments, as presented in the table above.

Education Financing

Under our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We provide trust administration and default prevention and portfolio management services to the securitization trusts that we facilitated, asset servicing to the third-party owner of the Trust Certificate, and certain other services on a stand-alone, fee-for-service basis. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform. Additionally, as of January 1, 2011, we provide outsourced tuition planning, billing and payment technology services for universities, colleges and secondary schools through TMS. Prior period financial results for our Education Financing segment do not include the financial results of UFSB-SPV, which has been presented separately in “Deconsolidation and Eliminations” for segment reporting purposes. The operations of TMS are not reflected in our statement of operations for the three and six months ended December 31, 2010 because the acquisition was completed on December 31, 2010.  See Note 4, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for information on the pro forma financial results of our operations including TMS as if the acquisition had occurred on July 1, 2009.

We include in our Education Financing segment the financial results of our bank subsidiary, Union Federal, a federally chartered thrift that offers residential and commercial mortgage loans and retail savings, money market and time deposit products. During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

The following are the results of operations for our Education Financing segment:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2010	2009	2010 - 2009	2010	2009	2010 - 2009
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$441	$1,446	$(1,005)	$921	$5,900	$(4,979)
Interest expense	(234)	(763)	529	(617)	(1,604)	987
Net interest income	207	683	(476)	304	4,296	(3,992)
Provision for loan losses	(208)	(3)	(205)	(267)	47	(314)
Net interest income (loss) after provision for loan losses	(1)	680	(681)	37	4,343	(4,306)
Non-interest revenues:
Asset servicing fees	(346)	1,980	(2,326)	723	4,242	(3,519)
Additional structural advisory fees and residuals - trust updates	5,469	1,731	3,738	4,759	2,918	1,841
Administrative and other fees	4,138	5,095	(957)	8,785	10,863	(2,078)
Total non-interest revenues	9,261	8,806	455	14,267	18,023	(3,756)
Total revenues	9,260	9,486	(226)	14,304	22,366	(8,062)
Total non-interest expenses	20,519	23,710	(3,191)	40,550	109,904	(69,354)
Loss before income taxes and gain from TERI settlements	(11,259)	(14,224)	2,965	(26,246)	(87,538)	61,292
Other income — gain from TERI settlements	8,112	—	8,112	8,112	—	8,112
Loss before income taxes	(3,147)	(14,224)	11,077	(18,134)	(87,538)	69,404
Income tax benefit	(796)	(4,806)	4,010	(3,381)	(22,013)	18,632
Net loss available to First Marblehead stockholders	$(2,351)	$(9,418)	$7,067	$(14,753)	$(65,525)	$50,772

Net Interest Income

For the three months ended December 31, 2010, net interest income after provision for loan losses was a loss of $1 thousand, down from income of $680 thousand for the same period a year earlier. For the six months ended December 31, 2010, net interest income after provision for loan losses declined to $37 thousand from $4.3 million for the same period a year earlier. The declines during the second quarter and first six months of fiscal 2011 primarily related to a decrease in education loans held for sale following the sale of 88% of the education loans held for sale by Union Federal that was completed during the second quarter of fiscal 2010. Loans held for sale generated $845 thousand and $4.9 million of interest income in the three and six months ended December 31, 2009. To a lesser extent, we experienced a decline in interest expense, primarily on deposits, attributable to both lower rates and lower deposit volumes. See “—Financial Condition—Consolidated Average Balance Sheet” for additional details on our consolidated average balance sheet and rates earned and paid.

Non-Interest Revenues

Non-interest revenues for our Education Financing segment include asset servicing fees due from the third-party owner of the Trust Certificate, stand-alone fee-for-service revenues for loan origination, program support and other services due from unrelated third parties, and starting in fiscal 2011, fees related to our Monogram platform, which was deployed to two clients during the first quarter of fiscal 2011. In addition, non-interest revenues for our Education Financing segment include trust updates for additional structural advisory fee and residual receivables, as well as administration and other fees for services provided to securitization trusts that we facilitated, including but not limited to those trusts that we consolidated effective July 1, 2010, prior to inter-company eliminations.

Non-Interest Revenues—Asset Servicing Fees

In March 2009, we entered into the Asset Services Agreement with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support their ownership of certain residual interests of the NCSLT Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee, based on the aggregate outstanding principal balance of the education loans owned by the NCSLT Trusts, limited to the total cash flows expected to be generated by residuals. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Our asset servicing fee receivables were $6.5 million and $5.8 million at December 31, 2010 and June 30, 2010, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows. See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates.

During the second quarters of fiscal 2011 and 2010, we recorded $781 thousand and $1.8 million as fee income, respectively, which represented our estimate of the net present value of fees to be received for services specifically provided during those periods. During the first six months of fiscal 2011 and 2010, we recorded $1.8 million and $3.9 million as fee income, respectively. For the second quarter and first six months of fiscal 2011, we recognized fee update losses of $1.1 million and $1.0 million, respectively, compared to fee update gains of $203 thousand and $363 thousand for the comparable periods in fiscal 2010. The lower fee income and fee update losses in fiscal 2011 reflect a reduction in our estimate of the volume of residual cash flows to be paid to the third-party owner of the Trust Certificate. Fee updates in fiscal 2010 reflect accretion for the passage of time on fees previously earned.

Non-Interest Revenues—Additional Structural Advisory Fee and Residual Trust Updates

We record additional structural advisory fee and residual receivables at fair value in our balance sheet. Such residual receivables represent the estimated fair value of receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Absent readily obtained market values, fair value is estimated as the net present value of fees to be received, based on estimated cash flows of the securitization trusts from which the receivables are due, which include but are not limited to the NCSLT Trusts.

We recognize changes in estimated fair value, less cash received, as trust updates in non-interest revenue. A significant portion of additional structural advisory fee and residual receivables recognized by our Education Financing segment are due from securitization trusts consolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17, and are eliminated in consolidation but continue to be recognized by Education Financing for segment reporting purposes. The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from off-balance sheet VIEs	$88	$278	$813	$641
Due from Securitization Trusts	4,363	—	4,509	—
Total additional structural advisory fee trusts updates	4,451	278	5,322	641
Residuals:
Due from off-balance sheet VIEs	209	1,453	(1,148)	2,277
Due from Securitization Trusts	809	—	585	—
Total residual trusts updates	1,018	1,453	(563)	2,277
Total trust updates	$5,469	$1,731	$4,759	$2,918

Additional Structural Advisory Fees. The increases in fair value of additional structural advisory fee receivables are primarily related to the decrease in the discount rate for certain trusts recorded in the first quarter of fiscal 2011, accretion for the passage of time for the three and six months ended December 31, 2010, and, for the second quarter of fiscal 2011, an upward shift in the forward LIBOR curve of approximately 100 basis points. The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables recognized by our Education Financing segment:

	Three months ended, December 31,		Six months ended, December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Fair value, beginning of period:
Due from Securitization Trusts	$33,619	$—	$33,473	$—
Due from off-balance sheet VIEs	1,634	55,469	1,203	55,130
Total additional structural advisory fee receivables, beginning of period	35,253	55,469	34,676	55,130
Cash received from trust distributions of off-balance sheet VIEs	(134)	(23)	(428)	(47)
Trust updates—off-balance sheet VIEs	88	278	813	641
Trust updates—Securitization Trusts	4,363	—	4,509	—
Fair value, end of period:
Due from Securitization Trusts	37,982	—	37,982	—
Due from off-balance sheet VIEs	1,588	55,724	1,588	55,724
Total additional structural advisory fee receivables, end of period	$39,570	$55,724	$39,570	$55,724

Residuals.  At December 31, 2010, Education Financing residual receivables were $12.3 million, of which $5.8 million was due from our Securitization Trusts segment and $6.5 million was due from off-balance sheet VIEs. We did not receive any cash distributions from residual interests in the three months ended December 31, 2010 or 2009.

Trust update income related to residual receivables was $1.0 million in the second quarter of fiscal 2011, compared to $1.5 million for the comparable period a year earlier. Trust updates in fiscal 2011 reflected accretion for the passage of time and an upward shift in the forward LIBOR curve, somewhat offset by higher end-point default rate assumptions. Trust updates in fiscal 2010 reflected accretion and an upward shift in the forward LIBOR curve.

Trust update losses of $563 thousand for the six months ended December 31, 2010 reflected losses recorded in the first quarter due to the general performance of off-balance sheet VIEs, in part offset by gains in the second quarter and a decrease in the discount rate used for off-balance sheet VIEs for which the performance characteristics and shorter estimated weighted-average lives of the trusts indicated a lower discount rate was appropriate. Gains of $2.3 million for the comparable period a year earlier reflected a decrease in the discount rate from 17% to 16%, in addition to accretion and an increase in the forward LIBOR curve.

See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our estimates of the fair value of additional structural advisory fee and residual receivables.

Non-Interest Revenues—Administrative and Other Fees

Administrative and other fees primarily relate to fees for trust administration and default prevention and management services provided to the securitization trusts facilitated by us, including $2.4 million and $5.1 million of fees from our Securitization Trusts segment for the three and six months ended December 31, 2010, respectively, as well as loan origination fees for services provided to unrelated third parties. In addition, fees for loan origination, program support and portfolio management related to Monogram-based loan programs are included in our Education Financing segment revenues. During the second quarter and first six months of fiscal 2011, administration and other fees were $4.1 million and $8.8 million, respectively, down from $5.1 million and $10.9 million for the comparable periods a year earlier due to a decline in origination services not related to our Monogram platform.

Non-Interest Expenses

Total non-interest expenses for our Education Financing segment were $20.5 million and $40.6 million for the three and six months ended December 31, 2010, respectively, down from $23.7 million and $109.9 million for the comparable periods a year earlier. The quarter-over-quarter and year-over-year decreases are primarily related to losses on education loans held for sale recorded in the prior year periods, and lower depreciation and amortization costs in the current year periods.  The decreases were partially offset by higher third-party services, which included $1.1 million of costs related to our acquisition of TMS in the second quarter of fiscal 2011. The following table reflects non-interest expenses:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2010	2009	From 2010 to 2009	2010	2009	From 2010 to 2009
	(dollars in thousands)
Compensation and benefits	$8,154	$8,206	$(52)	$16,025	$16,343	$(318)
General and administrative expenses:
Third-party services	6,066	3,746	2,320	11,402	9,806	1,596
Depreciation and amortization	1,920	3,600	(1,680)	4,447	7,293	(2,846)
Occupancy and equipment	2,555	3,351	(796)	5,008	9,687	(4,679)
Servicer fees	168	192	(24)	328	529	(201)
Other	1,656	1,445	211	3,340	2,673	667
Total general and administrative expenses	12,365	12,334	31	24,525	29,988	(5,463)
Losses on education loans held for sale	—	3,170	(3,170)	—	63,573	(63,573)
Total non-interest expenses	$20,519	$23,710	$(3,191)	$40,550	$109,904	$(69,354)
Total number of full and part-time employees at fiscal quarter-end	393	221	172

Compensation and Benefits Expenses.  Compensation and benefits expense was relatively unchanged, quarter over quarter, and down $318 thousand for the first six months of fiscal 2011 compared to a year earlier, reflecting lower stock compensation costs in the first quarter of fiscal 2011. The change in headcount between periods was largely related to the completion of our acquisition of TMS on December 31, 2010.

General and Administrative Expenses.  Third party services increased by $2.3 million and $1.6 million for the three and six months ended December 31, 2010, respectively, compared to the same periods a year earlier, in part due to the $1.1 million of transaction costs related to our acquisition of TMS. Depreciation and amortization expenses decreased by $1.7 million and

$2.8 million during the three and six months ended December 31, 2010, respectively, compared to the same periods in the prior year, due to certain fixed assets becoming fully depreciated. Occupancy and equipment expenses decreased by $796 thousand and $4.7 million during the three and six months ended December 31, 2010, respectively, compared to the same periods in the prior year, primarily related to losses related to sub-leases recorded in the first quarter of the prior year.

Losses on Education Loans Held for Sale.  We did not hold any education loans held for sale during the first six months of fiscal 2011. We recorded write-downs on education loans held for sale of $3.2 million during the second quarter of fiscal 2010, for a total of $63.6 million for the first six months of fiscal 2010 in our Education Financing segment. During the first quarter of fiscal 2010, we received a bid from an unaffiliated third party for the “current” education loans held for sale by our bank subsidiary, Union Federal. We recorded unrealized losses during the first quarter of fiscal 2010 on all education loans held for sale based on that bid. In October 2009, Union Federal completed the sale of 88% of its portfolio of education loans directly held by it for sale, excluding loans held by UFSB-SPV, to the third party for proceeds of $121.5 million.

Other Income — Gain from TERI Settlements.  Our Education Financing segment recorded a gain during the three months ended December 31, 2010 relating to the Stipulation and distributions to FMD and FMER pursuant to the Modified Plan of Reorganization.  These gains represented the forgiveness of notes payable and other liabilities and cash distributions from the liquidating trustee.

Education Financing
Cash received in excess of recorded receivables	$3,091
Reversal of recorded liabilities	5,021
Total other income – gain from TERI settlements	8,112
Portion allocated to non-controlling interests	—
Pre-tax impact on net loss available to First Marblehead stockholders	$8,112

Income Tax Benefit

Our effective income tax rate is calculated on a consolidated basis. For segment reporting, we record all income tax benefits or expenses in our Education Financing segment because the securitization trusts are considered pass-through entities for tax purposes and accordingly the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trusts themselves.

Income tax benefit for the second quarter of fiscal 2011 was $796 thousand, for a total benefit of $3.4 million for the first six months of fiscal 2011. The income tax benefit for fiscal 2010 was $9.4 million for the second quarter and $52.0 million for the first six months of fiscal 2010. The lower overall benefit in the fiscal 2011 periods was primarily a result of lower pre-tax losses compared to the fiscal 2010 periods. During the first six months of fiscal 2011, our effective tax rate, or the income tax benefit as a percentage of pre-tax loss available to First Marblehead stockholders, defined as the loss before income taxes less the net loss attributable to non-controlling interests, decreased to 21.9% from an effective tax rate of 33.0% for the first six months of fiscal 2010. The decrease in our effective tax rate was primarily due to the establishment of valuation allowances on the net operating loss carry forward and the charitable contribution carry forward deferred tax assets, our inability to utilize state net operating losses, particularly in Massachusetts, which does not provide for any carry back or carry forward of such losses, certain permanent differences, and expense accruals related to unrecognized tax benefits.

We have determined that a valuation allowance is necessary for certain deferred tax assets, as under current law, we do not have remaining taxes paid within available net operating loss carry back periods, and it is more likely than not that these assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. The valuation allowance reduced our effective tax rate by 4.4% during the second quarter and first six months of fiscal 2011. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Net unrecognized tax benefits were $20.1 million at December 31, 2010 and June 30, 2010. At December 31, 2010, we had $4.5 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $3.8 million accrued for interest and no amounts accrued for the payment of penalties.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, was signed into law. As a result of the WHBAA, we were able to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and carried that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carry back rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million.  Union Federal paid a dividend of $29.0 million to FMD in November 2010.

As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.  In April 2010, the IRS commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009. In connection with its audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related tax refund previously received by us.  The IRS has also expanded its audit to include our fiscal 2010 tax returns in light of the refund that we received in October 2010. We cannot predict the timing or outcome of the audit at this time. No adjustments have been proposed by the IRS.

We are involved in several matters before the Massachusetts Appellate Tax Board, or ATB, relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD.  We have taken the position in such matters that GATE is properly taxed as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law.  The Massachusetts Commissioner of Revenue, or Commissioner, has taken the position, alternatively, that GATE is properly taxable as a business corporation or that GATE is taxable as a financial institution but is not entitled to apportionment or is subject to 100% Massachusetts apportionment.  In September 2007, we filed a petition with the ATB seeking a refund of state tax for our tax year ended June 30, 2004, all of which tax had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s tax years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our tax years ended June 30, 2005 and 2006.  In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the year ended June 30, 2004 are valid, then we would be entitled to a refund of approximately $1.1 million in tax for the same fiscal year.  An evidentiary hearing has been scheduled for these matters before the ATB in April 2011.  We cannot predict the timing or outcome of these matters at this time, and an adverse outcome may have a material impact on our state tax liability not only for the tax years at issue, but also for fiscal years 2007 through 2009. We believe we have adequate reserves recorded for these matters in our balance sheet for all of the potentially affected tax years.

Securitization Trusts

Our Securitization Trusts segment includes the 14 securitization trusts that we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17. Interest income is generated on the education loan portfolios held by the securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of the education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration and default prevention and management, as well as collection costs and trust expenses paid to unrelated third parties. For the majority of the consolidated securitization trusts, we have no ownership interests, and, therefore, the majority of the profits and/or losses generated by these trusts are allocated to non-controlling interests.

The following table reflects the financial results of our Securitization Trusts segment:

	Three months ended December 31, 2010	Six months ended December 31, 2010
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$84,572	$172,023
Interest expense	(16,050)	(34,093)
Net interest income	68,522	137,930
Provision for loan losses	(124,870)	(231,934)
Net interest loss after provision for loan losses	(56,348)	(94,004)
Administrative and other fees	282	575
Total revenues	(56,066)	(93,429)
Total general and administrative expenses	15,037	26,807
Loss before gain from TERI settlements	(71,103)	(120,236)
Other income - gain from TERI settlements	42,569	42,569
Net loss	(28,534)	(77,667)
Net loss attributable to non-controlling interests	30,234	80,914
Net income available to First Marblehead stockholders	$1,700	$3,247

Net Interest Income

For the three and six months ended December 31, 2010, net interest income for our Securitization Trusts segment was $68.5 million and $137.9 million, respectively. Net interest income from the securitization trusts included in our Securitization Trusts segment is generated by education loans held to maturity, and to a lesser extent interest earned on restricted cash and guaranteed investment contracts. Interest income on education loans held to maturity is primarily generated by variable rate loans, indexed to one-month LIBOR, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of the education loans, which are primarily variable rate notes indexed to one-month LIBOR, and to a lesser extent, interest-only strips that bear a fixed interest rate based on contractual notional values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs and the proceeds from interest-only strips, using the effective interest method. See “—Financial Condition—Contractual Obligations” below and Note 9, “Long-term Borrowings,” in the notes to our unaudited interim consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information on the rates paid on long-term borrowings.

See “—Financial Condition—Consolidated Average Balance Sheet” below for additional details on our consolidated average balance sheet and rates earned and paid. Restricted cash and guaranteed investment contracts and long-term borrowings in our average balance sheet relate only to our Securitization Trusts segment, and consolidated education loans held to maturity are almost entirely related to our Securitization Trusts segment. See “—Financial Condition—Restricted Cash and Guaranteed Investment Contracts.”

Provision for Loan Losses

We recorded a provision for loan losses of $124.9 million and $231.9 million related to our Securitization Trusts segment for the three and six months ended December 31, 2010, respectively. The allowance for loan losses is adjusted for credit losses through a charge to a provision for loan losses. See “—Financial Condition—Loans” for a discussion on the allowance for loan losses and the credit quality of the related loans. The consolidated provision for loan losses is almost entirely related to education loans held by our Securitization Trusts segment.

Other Income — Gain from TERI Settlements.  Our Securitization Trusts segment recorded a gain during the three months ended December 31, 2010 relating to distributions to the consolidated NCSLT Trusts pursuant to the Modified Plan of Reorganization.  These gains represented the transfer of assets to the trusts in excess of their recorded receivables, the forgiveness of guaranty fees and other liabilities and cash distributions from the liquidating trustee.

Securitization Trusts
Cash received in excess of recorded receivables	$30,829
Reversal of recorded liabilities	11,740
Total other income — gain from TERI settlements	42,569
Portion allocated to non-controlling interests	(42,518)
Pre-tax impact on net loss available to First Marblehead stockholders	$51

General and Administrative Expenses

The general and administrative expenses of our Securitization Trusts segment include servicer fees, loan collection costs and other trust related expenses payable to third parties. In addition, these trusts have additional structural advisory fees, trust administration fees and fees for default prevention and management that are payable to subsidiaries of FMD, which are eliminated upon consolidation, but presented before eliminations for segment reporting purposes. The table below summarizes the expenses of the consolidated securitization trusts:

	Three months ended December 31, 2010	Six months ended December 31, 2010
	(dollars in thousands)
General and administrative expenses:
Additional structural advisory fees—trust updates (due to Education Financing)	$4,363	$4,509
Trust administration and default prevention and management fees (due to Education Financing)	2,424	5,111
Servicer fees	6,193	12,104
Trust collection costs and other trust expenses	2,057	5,083
Total general and administrative expenses	$15,037	$26,807

See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the determination of additional structural advisory fees—trust updates. Trust administration fees are based on the volume of education loans outstanding. Our Securitization Trusts segment recognizes default prevention and management expenses based, in part, on the actual expenses incurred by our subsidiary, FMER in its capacity as special servicer, and based in part on the volume of education loans outstanding. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts, and results of FMER are included in our Education Financing segment. Servicer fees are based on the volume of education loans outstanding. Trust collection costs vary with the collection activities pursued on defaulted loans. Other securitization trust expenses are generally fixed indenture costs.

Net Loss Attributable to Non-Controlling Interests

Of the 14 securitization trusts reflected in our Securitization Trusts segment, we have no ownership interest in the 11 consolidated NCSLT Trusts, and, accordingly, all of the losses attributable to the consolidated NCSLT Trusts are allocated to non-controlling interests. The income of the three consolidated GATE Trusts is not allocated to non-controlling interests but instead is included in our net consolidated income or loss available to our stockholders.

Eliminations

For the three and six months ended December 31, 2010, the revenues and expenses included in “Eliminations” were primarily related to revenues recorded by our Education Financing segment and expenses recorded by our Securitization Trusts segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to securitization structuring and on-going fees for trust administration and default prevention and management, as discussed in the reporting segment operating results. In addition, “Eliminations” included the elimination of residual interests held by our Education Financing segment in the three consolidated GATE Trusts.

Deconsolidation and Eliminations

For the three and six months ended December 31, 2009, “Deconsolidation and Eliminations” primarily related to the operations of UFSB-SPV, which was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17, and the related adjustments to deferred tax assets and inter-company eliminations that were recorded as a result of consolidating UFSB-SPV in prior periods to allow for comparability between periods.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Financial Condition

Consolidated Average Balance Sheet

The following table reflects our consolidated average balance sheet, net interest income, rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended December 31,
	2010			2009
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$296,979	$155	0.21%	$394,269	$167	0.17%
Short-term investments and federal funds sold	52,224	72	0.55	43,814	51	0.46
Interest-bearing restricted cash and guaranteed investment contracts	187,224	76	0.16	—	—	—
Investments available for sale	3,912	47	4.77	7,027	90	5.06
Education loans held for sale	—	—	—	315,910	4,851	6.09
Education loans held to maturity	7,882,797	84,598	4.26	7,310	120	6.50
Mortgage loans held to maturity	8,202	75	3.58	8,849	175	7.87
Total interest-earning assets	8,431,338	85,023	3.99	777,179	5,454	2.78
Non-interest-bearing cash	4,725			2,415
Allowance for loan losses and lower of cost or fair value adjustments	(521,714)			(203,018)
Other assets	258,332			144,624
Total assets	$8,172,681			$721,200
Liabilities:
Time and savings account deposits	$48,586	$114	0.93%	$99,759	$385	1.53%
Money market account deposits	17,462	22	0.48	49,823	199	1.58
Education loan warehouse facility	—	—	—	229,075	3,191	5.53
Other interest-bearing liabilities	6,512	98	5.97	12,687	178	5.58
Long-term borrowings	8,748,023	16,050	0.72	—	—	—
Total interest-bearing liabilities	8,820,583	16,284	0.72	391,344	3,953	4.01
Non-interest-bearing deposits	57			1,759
All other liabilities	77,298			22,252
Total liabilities	8,897,938			415,355
Equity:
Stockholders’ equity	326,125			305,845
Non-controlling interest	(1,051,382)			—
Total equity (deficit)	(725,257)			305,845
Total liabilities and equity	$8,172,681			$721,200
Total interest-earning assets	$8,431,338			$777,179
Net interest income		$68,739			$1,501
Net interest margin			3.23%			0.76%

	Six months ended December 31,
	2010			2009
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$297,370	$337	0.22%	$277,490	$289	0.21%
Short-term investments and federal funds sold	52,103	149	0.57	26,569	53	0.39
Interest-bearing restricted cash and guaranteed investment contracts	175,904	170	0.19	—	—	—
Investments available for sale	4,008	98	4.80	7,545	194	5.10
Education loans held for sale	—	—	—	420,528	12,976	6.12
Education loans held to maturity	7,816,986	172,039	4.37	3,655	120	6.50
Mortgage loans held to maturity	8,220	171	4.13	9,212	304	6.56
Total interest-earning assets	8,354,591	172,964	4.11	744,999	13,936	4.72
Non-interest-bearing cash	4,934			2,507
Allowance for loan losses and lower of cost or fair value adjustments	(523,632)			(191,376)
Other assets	445,819			205,352
Total assets	$8,281,712			$761,482
Liabilities:
Time and savings account deposits	$56,542	$300	1.05%	$101,045	$856	1.68%
Money market account deposits	23,424	61	0.52	49,636	427	1.71
Education loan warehouse facility	—	—	—	229,435	6,391	5.53
Other interest-bearing liabilities	9,026	256	5.65	12,017	321	5.30
Long-term borrowings	8,833,362	34,093	0.76	—	—	—
Total interest-bearing liabilities	8,922,354	34,710	0.76	392,133	7,995	4.04
Non-interest-bearing deposits	39			1,447
All other liabilities	60,474			20,901
Total liabilities	8,982,867			414,481
Equity:
Stockholders’ equity	328,917			347,001
Non-controlling interest	(1,030,072)			—
Total equity (deficit)	(701,155)			347,001
Total liabilities and equity	$8,281,712			$761,482
Total interest-earning assets	$8,354,591			$744,999
Net interest income		$138,254			$5,941
Net interest margin			3.28%			1.58%

Changes in net interest income between the periods presented in the table above, particularly as they relate to restricted cash and guaranteed investment contracts, education loans held for sale, education loans held to maturity, education loan warehouse facility and long-term borrowings, are almost entirely related to changes in VIEs included in or excluded from consolidation as a result of our adoption of ASU 2009-16 and ASU 2009-17. An analysis of changes in interest income and expense due to changes in rates and volumes is not meaningful as a result.  The assets and liabilities related to our acquisition of TMS have not been included in our average balance sheet above because TMS was acquired after the close of business on December 31, 2010, and, accordingly, interest income and interest expense were not recognized in the three or six months ended December 31, 2010.

Cash, cash equivalents and investments

We had combined cash, cash equivalents, federal funds sold, short-term investments and investments available for sale of $297.8 million and $385.5 million, at December 31, 2010 and June 30, 2010, respectively. Of this total, FMD and its non-bank subsidiaries, held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $238.4 million with highly rated financial institutions at December 31, 2010. Union Federal held a total of $59.4 million in interest-bearing and non-interest-bearing deposits and money market funds with highly rated financial institutions, federal funds sold and investments in federal agency mortgage-backed securities at December 31, 2010. Assets of Union Federal are subject to restrictions on dividends without prior approval from the OTS.

Restricted Cash and Guaranteed Investment Contracts

At December 31, 2010, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by consolidated securitization trusts of $157.0 million, and cash held by TMS of $147.0 million. The use of cash and investments held by securitization trusts is restricted to making payments for trust expenses, interest payments and principal paydowns on the debt of the particular trust holding the cash and guaranteed investment contracts, and is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each trust is subject to the investment guidelines per the applicable indenture. Allowable investments include but are not limited to obligations of the United States of America, guaranteed investment contracts issued by highly rated institutions, which do not have stated maturities, and money market funds.  Restricted cash held by TMS represents tuition payments collected from families on behalf of educational institutions.  The cash is held in trust on behalf of our clients in a highly-rated depository institution. We classify changes in the balances of restricted cash and guaranteed investment contracts as investing activities in our consolidated statement of cash flows.

Loans

At December 31, 2010, we classified all education loans and substantially all mortgage loans as held to maturity. At June 30, 2010, our consolidated financial statements included a portfolio of education loans held for sale by UFSB-SPV, which was deconsolidated effective July 1, 2010 in connection with a change in accounting principle.

The net carrying value of loans consisted of the following, as of the dates indicated:

	December 31, 2010	June 30, 2010
	(dollars in thousands)
Education loans held to maturity	$7,277,060	$391
Mortgage loans held to maturity	7,947	8,118
Education loans held for sale—UFSB-SPV	—	105,082

Education Loans Held to Maturity

Almost all education loans held to maturity at December 31, 2010 were held by the 14 securitizations trusts that we consolidated effective July 1, 2010. Through the securitization process, these special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the loans held by our Securitization Trusts segment were formerly TERI-guaranteed education loans held by the NCSLT Trusts. Certain securitization trusts we facilitated hold loans that were not guaranteed by TERI, but benefit from other credit enhancements from the borrowers’ educational institutions or lenders, up to specified limits.

Education loans held to maturity at June 30, 2010 consisted of loans originated by Union Federal that we were unable to securitize. These loans were originally classified as held for sale because we were actively seeking a buyer or an opportunity to securitize them. During the second quarter of fiscal 2010, these loans were sold by Union Federal to one of our non-bank subsidiaries and were reclassified as held to maturity upon sale. These loans are not subject to collateral restrictions or otherwise encumbered.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	December 31, 2010	June 30, 2010
	(dollars in thousands)
Education loans held to maturity:
Principal outstanding	$7,492,953	$25,195
Unamortized loan acquisition costs and origination fees	284,536	—
Gross loans outstanding	7,777,489	25,195
Allowance for loan losses	(500,429)	(24,804)
Education loans held to maturity, net of allowance	$7,277,060	$391
Principal outstanding of loans serving as collateral for long-term borrowings	$7,491,154	$—

We maintain an allowance for education loan losses at an amount believed to be sufficient to absorb credit losses inherent in the education loan portfolio at our balance sheet date, based on a one-year loss confirmation period. We adjust allowances for loan losses through charges to the provision for loan losses in our statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off, and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers or third parties. We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a high probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at our balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default and recovery rates, and the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses recorded in our statement of operations could be material.

Effective during the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due. Prior to the second quarter of fiscal 2011, based on the claims process for TERI-guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due. Following the rejection by TERI of its guaranty agreements, we re-aligned our charge-off policy. Charge-offs are recorded as both a decrease in outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

The following is a roll forward of the net carrying value of education loans held to maturity during the second quarter and first six months of fiscal 2011:

	Three months ended December 31, 2010			Six months ended December 31, 2010
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$7,974,509	$(530,636)	$7,443,873	$25,195	$(24,804)	$391
Cumulative effect of a change in accounting principle (consolidation of 14 securitization trusts)	—	—	—	8,118,622	(517,804)	7,600,818
Balance, beginning of period after cumulative effect	7,974,509	(530,636)	7,443,873	8,143,817	(542,608)	7,601,209
Receipts of principal from borrowers	(79,948)	—	(79,948)	(158,326)	—	(158,326)
Interest capitalized on loans in deferment and forbearance	45,159	—	45,159	81,417	—	81,417
Amortization of loan acquisition costs and origination fees	(7,154)	—	(7,154)	(15,306)	—	(15,306)
Interest capitalized on defaulted loans	7,034	(7,034)	—	11,844	(11,844)	—
Provision for loan losses	—	(124,870)	(124,870)	—	(231,934)	(231,934)
Net charge-offs:
Charge-offs	(168,727)	168,727	—	(298,378)	298,378	—
Recoveries on defaulted loans	6,616	(6,616)	—	12,421	(12,421)	—
Net charge-offs	(162,111)	162,111	—	(285,957)	(285,957)	—
Balance, end of period	$7,777,489	$(500,429)	$7,277,060	$7,777,489	$(500,429)	$7,277,060

We use the following terms to describe borrowers’ payment status:

In School/Deferment.  Under the terms of the majority of the education loans, borrowers are eligible to defer principal and interest payments while carrying a specified credit hour course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

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

Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When forbearance ceases, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest, reduction in the interest rate or extension of the maturity date.

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

In repayment.  We determine the repayment status of borrowers, including borrowers making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made.

The following table provides information on the status of education loans outstanding:

	December 31, 2010	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$376,986	5.0%
In school/deferment	1,104,756	14.7
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,438,331	72.6
Current: >30 days past due, but <120 days past due	402,364	5.4
Delinquent: >120 days past due, but <180 days past due	118,938	1.6
In default: >180 days past due, but not charged-off	51,578	0.7
Total gross loan principal outstanding	$7,492,953	100.0%
Non-accrual loan principal (>120 days past due, but not in default or charged-off)	$170,516
Past due loan principal (>90 days, but <120 days past due still accruing interest)	78,766
End of period allowance as a percentage of loan principal outstanding	6.7%

(1)                                At December 31, 2010, borrowers in repayment with loan principal outstanding of approximately $1.41 billion were making reduced payments under alternative payment plans.

The following table provides additional information about education loans held to maturity at our balance sheet date:

	Three months ended	Six months ended
	December 31, 2010
	(dollars in thousands)
Average gross loan principal outstanding	$7,611,480	$7,681,327
Average loan principal in repayment, including alternative payment plans	5,940,508	5,891,979

Ratios(1):
Non-accrual and past due loan principal as a percentage of average loan principal in repayment(1)	4.2%	4.2%
Net charge-offs as a percentage of average loan principal outstanding(2)	4.5	4.9
Net charge-offs as a percentage of average loan principal in repayment(2)	5.8	6.4

(1)                                Ratios for the three and six months ended December 31, 2010 are on an annualized basis.

(2)                                Charge-off ratios for the six months ended December 31, 2010 exclude charge-offs of $22.9 million recorded in the first quarter of fiscal 2011 that relate to charge-offs that would have been recorded in fiscal 2010 if we had adopted our charge-off policy in that fiscal year. Charge-off ratios for the three and six months ended December 31, 2010 exclude $75.6 million of charge-offs recorded in the second quarter of fiscal 2011 that resulted from the change in our charge-off policy. We began charging off at 180 days rather than 270 days in the second quarter of fiscal 2011.  If we included the $75.6 million of current quarter charge-offs, the net annualized charge-offs as a percentage of principal in repayment would be 10.9% and 9.7% for the three and six months ended December 31, 2010, respectively.

Our management monitors the credit quality of educations loans based on loan status, as outlined above.  We consider an education loan to be impaired when it is greater than 180 days past due.  The allowance for loan losses at December 31, 2010 included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $51.6 million.  In addition, we established a general allowance of $448.9 million for estimated projected net defaults for the twelve months following our balance sheet date, which we refer to as the confirmation period.  To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months.  For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables, as outlined in Note 8, “Service Revenue Receivables and Related Income.” We based our default curves on macroeconomic indicators and our historical observations.  We based our recovery rates on our historical observations.  See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statement included in Item 1 of Part I of this quarterly report for more information on default and recovery rates.

Education Loans Held for Sale

Education loans held for sale at June 30, 2010 consisted of the education loans held by UFSB-SPV, which was deconsolidated as a result of our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010. We classified these loans as held for sale because they are pledged as collateral to the indenture trustee, for the benefit of the third-party conduit lender under the education loan warehouse facility, and the lender has the right to call the loans at any time; therefore, we did not have the ability to hold these loans to maturity. The facility has been structured to limit the conduit lender’s recourse to the assets pledged as collateral, which consists almost exclusively of the education loans.

We carried education loans held for sale at the lower of cost or fair value. In the absence of a readily determined market value, fair value was estimated by management based on the present value of expected future cash flows. These estimates were based on macroeconomic indicators and our historical experience with assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates and a discount rate commensurate with the risks involved. We recorded changes in the carrying value of loans held for sale and the related interest receivable in our statement of operations.

Mortgage Loans Held to Maturity

Through our bank subsidiary, Union Federal, we hold a portfolio of mortgage loans to maturity. We maintain an allowance for mortgage loans held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower is making modified payments. We set the allowance at an amount believed to be adequate so that the net carrying value of the loan less the allowance is not in excess of the net realizable value of the collateral. In addition, we establish a general allowance for mortgage loans with certain characteristics attributable to the collateral. Mortgage loans for which we have foreclosed on the property and the related allowance are reclassified to other real estate owned, a component of other assets, and are carried at estimated net realizable value. We do not have any mortgage loans greater than 90 days past due that are accruing interest.

Contractual Obligations

Our consolidated contractual obligations include deposits of Union Federal, tuition payment obligations of TMS, commitments under operating and capital leases, including those leases assumed in our acquisition of TMS, notes due to TERI and, effective with our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010, the long-term borrowings of the 14 consolidated securitization trusts. Contractual obligations no longer include the education loan warehouse facility of UFSB-SPV, which was deconsolidated upon our adoption of the new accounting guidance.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at December 31, 2010:

(dollars in thousands)
Within three months	$13,378
Three to six months	12,363
Six months to one year	4,945
Over one year	444
Total time deposits >$100 thousand	$31,130

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts. We have been managing Union Federal’s deposit liabilities in connection with our assessment of strategic alternatives for Union Federal.

Restricted Funds Due to Tuition Payment Processing Clients

As part of our newly acquired TMS operations, we collect tuition payments from students or their families on behalf of educational institutions.  Such collections are deposited into a segregated trust account that is included in our consolidated balance sheet.  These funds, excluding applicable fee revenues, are recorded as restricted cash because they are not available for our use.  We record an equal and offsetting liability in our balance sheet representing tuition payments due to our clients pursuant to these payment plans.

Education Loan Warehouse Facility

The education loan warehouse facility is an obligation of UFSB-SPV, a VIE which was reflected in our consolidated financial statements for fiscal 2010, but was deconsolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17. The education loan warehouse facility represents borrowings from a third-party conduit lender. Such borrowings were used to finance the purchase of education loans originated by Union Federal. Neither FMD nor Union Federal was a borrower or co-borrower under the facility. The facility has been structured to limit the conduit lender’s recourse to the assets of UFSB-SPV, which consist almost exclusively of the purchased education loans.

Other Liabilities

Notes due to TERI.  We entered into two ten-year 6.0% fixed notes payable agreements with TERI in June 2001 to fund the acquisition of TERI’s loan processing operations and loan database. As a result of the TERI Reorganization, we did not make any scheduled payments on the notes outstanding since April 2008. Under the terms of the Stipulation, the amounts outstanding under the notes, as well as other liabilities, have been fully released by TERI. We recorded a resulting gain of $3.1 million in the second quarter of fiscal 2011 related to the outstanding principal balances of the notes as of October 10, 2010, which we included in other income in our statement of operations.

Borrowings Under Lines of Credit.  At December 31, 2010, through Union Federal we had $5.9 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at December 31, 2010 or June 30, 2010.

Long-term Operating and Capital Leases.  We have future cash obligations under long-term capital leases for office equipment expiring in fiscal 2011, and under operating leases for office space and office equipment expiring at various dates in fiscal 2011 through fiscal 2017. In November 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by 60,000 square feet by March 31, 2011. The effective date of this amendment was July 1, 2010. In connection with our acquisition of TMS, FMD assumed TMS’ lease for office space in Warwick, Rhode Island. We expect to pay $347 thousand per fiscal year pursuant to the lease, which has a term expiring in April 2012.  We have an option to extend the term of the Warwick lease for a three year period, expiring in April 2015 and expect to pay $325 thousand per fiscal year during the extension period.

Long-term Borrowings

Through the securitization process, the 14 consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD, its operating subsidiaries, or the originating lenders or their assignees.

The following table provides additional information on long-term borrowings:

	December 31, 2010
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS indexed to one-month LIBOR(1), unless otherwise noted:
Senior notes and certificates	$6,659,715	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,448,482	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	126,700	+3.50	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	84,074	4.80 to 9.75		Monthly
Total long-term debt	$8,568,971

(1)                                The averages of one-month LIBOR and three-month LIBOR for the three months ended December 31, 2010 were 0.26% and 0.30%, respectively. The averages of one-month LIBOR and three-month LIBOR for the six months ended December 31, 2010 were 0.28% and 0.36%, respectively.

(2)                                Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indenture, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.

(3)                                Interest-only securities had a combined notional value of $1.54 billion at December 31, 2010 and have varying maturity dates from April 2011 to October 2012.

Interest payments and principal paydowns on the debt are made from collections on the purchased loans or from the release of trust cash reserves on a monthly or quarterly basis, as indicated in the table above. Within any given securitization trust, there may exist multiple classes of notes, certificates or interest-only securities. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Interest payments and principal paydowns are made each distribution period based on cash available to the trust in accordance with the subordination priorities established in the trust indentures. Payments on interest-only strips are made based on notional values and have scheduled maturity dates. Principal payments are not based on scheduled maturity dates. Each securitization trust is a standalone entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust is independent from any other trust.

Total Equity

Total equity includes the equity available to our stockholders, as well as the total deficit allocated to non-controlling interests. Equity or deficit is allocated to non-controlling interests based on the percentage ownership of the equity outstanding in a consolidated entity that is not owned by us.

Equity Available to First Marblehead Stockholders

Effective July 1, 2010, upon our adoption of ASU 2009-16 and ASU 2009-17, we recorded an increase to opening retained earnings of $62.2 million as the cumulative effect of a change in accounting principle. This amount represented the reversal of the net deficit of the deconsolidated UFSB-SPV, partially offset by the reversal of certain related deferred tax assets, the reversal of residual interests recognized in prior periods for entities consolidated and the inclusion of the net deficits attributable to our ownership interests in the entities consolidated. See “—Liquidity and Capital Resources” below for a description of restrictions on equity available to our stockholders.

Non-controlling Interests

The non-controlling interests recorded in our balance sheet are attributable to the 11 consolidated NCSLT Trusts for which we have no ownership interest.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts.

The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges. See “—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these securitization trusts as of June 30, 2010 and the impact new accounting standards had on our determination to consolidate certain of these trusts and deconsolidate UFSB-SPV effective July 1, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2010 was $209.3 million, compared with cash provided by operating activities of $287.2 million for the six months ended December 31, 2009. During the second quarter of fiscal 2011, we received $45.1 million in tax refunds as a result of the WHBAA and our resulting ability to carry back taxable losses from either fiscal 2009 or 2010 for five years instead of two years. In addition, our Securitization Trusts segment received $136.4 million in pledged account distributions from TERI.  These cash inflows were partially offset by our funding of $8.5 million to participation accounts during the first six months of fiscal 2011 as we began processing loans based on our Monogram platform. Cash provided from operating activities for the six months ended December 31, 2009 reflected the receipt of tax refunds of $189.3 million and $121.6 million of proceeds from the sale of Union Federal’s education loans.

We anticipate continuing to receive administrative and other fees related to our daily management and information gathering and reporting services for parties related to securitization trusts. We also expect to receive fees related to loan origination and portfolio management services to other clients, and fees related to Monogram-based loan programs. Starting January 1, 2011, we will also begin to receive fees related to the operations of TMS.  We believe that these fees, as well as management of our expenses, coupled with our significant cash, cash equivalents and investments will be adequate to fund our operations in the short term as we seek to expand our client base over the short and long term. While we believe that we may be successful in completing negotiations with respect to the sale of our Monogram platform to additional lenders, we are uncertain as to how much loan volume may be originated by current or any such additional lenders in fiscal 2011.

Cash provided by investing activities of $130.7 million for the six months ended December 31, 2010 was primarily due to $158.3 million in principal collections on education loans, partially offset by the net $46.1 million of cash used for our acquisition of the net assets and operations of TMS.  Cash used in investing activities of $33.5 million for the first six months of fiscal 2010 was primarily due to $50.0 million of cash invested in short-term investments, partially offset by a net reduction in federal funds sold of $14.2 million.

Cash used in financing activities was $427.2 million during the first six months of fiscal 2011, primarily reflecting the principal paydowns on long-term borrowings by securitization trusts of $372.6 million. In addition, deposit volumes decreased $52.8 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal as we better align deposit rates to the yields available on Union Federal’s assets. We may cease or reverse our reduction strategy as we pursue strategic alternatives for Union Federal. Cash used in financing activities of $13.5 million for the first six months of fiscal 2010 reflected decreases in the volume of deposits and payments under capital leases and borrowings under the education loan warehouse.

The OTS regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s board of directors. Union Federal must file an application to receive the approval of the OTS for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OTS if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OTS or the Federal Deposit Insurance Corporation, or FDIC, or a condition imposed by an OTS agreement. Under the Federal Deposit Insurance Act, or FDIA, an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA).

In October 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million. Union Federal paid a dividend of $29.0 million to FMD in November 2010. The dividend included the $21.2 million that we distributed to Union Federal in October 2010 pursuant to our tax sharing agreement.

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

Our actual liquidity and capital funding requirements may depend on a number of factors, including:

•                  expenses necessary to fund our operations, including the operations of Union Federal and TMS;

•                  the extent to which our services and products, including Monogram-based loan programs, gain market share and remain competitive at pricing favorable to us;

•                  the extent to which we fund participation accounts or contribute to credit facility providers in connection with our Monogram platform;

•                  the regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information);

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

•                  the results of litigation pending before the ATB relating to state tax returns for fiscal years 2004 to 2006; and

•                  the timing, size, structure and terms of acquisitions, if any.

Liquidity is required for capital expenditures and business acquisitions, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, credit enhancement provided in connection with Monogram-based loan programs and maintaining the regulatory capital of our bank subsidiary, Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans and residual receivables on our balance sheet, to change our fee structure and to add new products and reduce our overhead expenses. See Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on September 2, 2010, under the heading “Executive Summary—Business Trends and Uncertainties,” for an expanded description of actions taken by us since fiscal 2009 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends and repurchases of our common stock for the foreseeable future.

Support of Subsidiary Bank

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements would initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification, however, are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Union Federal’s equity capital was $14.3 million at December 31, 2010, down significantly from $44.4 million at June 30, 2010, due to the payment in November 2010 of a cash dividend from Union Federal to First Marblehead of $29.0 million, which was approved by the OTS. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2010 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

In March 2010, our Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

FMD is subject to extensive regulation, supervision and examination by the OTS as a savings and loan holding company and Union Federal is subject to extensive regulation, supervision and examination by the OTS and FDIC.  During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.  Any potential sale of Union Federal will require approval of the OTS, or its successor.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2010	June 30, 2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	100.3%	124.8%
Total risk-based capital	8.0	10.0	101.5	125.5
Tier 1 (core) capital	4.0	5.0	17.5	27.9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is separately managed between our Education Financing segment and our Securitization Trusts segment. For a description of the activities that constitute our Education Financing segment and our Securitization Trusts segment, see Note 1, “Nature of Business,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

Education Financing

In the ordinary course of business, we are subject to interest rate risk and credit risk. Interest rate risk applies to all of our interest-bearing assets and liabilities, as well as service receivables. Credit risk is primarily related to loans, cash equivalents and investments.

Interest Rate Risk

The interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration and are subject to frequent re-pricing for demand liabilities at maturity in the case of time deposits.

Less than 2% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from December 31, 2010. Approximately 90% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from December 31, 2010.

Deposit pricing is subject to weekly examination by a committee of senior managers from Union Federal and FMD’s Finance and Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 64% of our mortgage loans have variable interest rates. Interest rates on education loans are based on the one-month LIBOR rate. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

The matching of the interest rate characteristics and duration of assets and liabilities mitigates interest rate risk with respect to net interest revenue. We frequently monitor these assumptions and their effect on the estimated fair value of service revenue receivables and net interest income. We believe that we have adequately addressed interest rate risks in our cash flow models.

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

Union Federal offers conventional conforming and non-conforming fixed- and variable-rate first and second residential mortgage loans, as well as commercial real estate loans. We base our loan underwriting criteria primarily on credit score, consumer credit file information and collateral characteristics. Since our acquisition of Union Federal in 2006, all mortgage loans have been underwritten such that they are saleable to institutional investors. Union Federal does not offer high loan-to-value second mortgages, option adjustable rate mortgages or sub-prime mortgage products.

Our assumptions regarding defaults and recoveries of securitized loans both on-balance sheet and off affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows and our estimates of their fair value. See Note 8, “Service Revenue Receivables and Related Income,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. We believe that we have adequately addressed credit risks in our cash flow models.

Securitization Trusts

As a result of our adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes portfolios of education loans, restricted cash and guaranteed investment contracts and long-term borrowings that subject our results of operations to market risk. Our results of operations include interest income associated with securitized assets, a provision for loan losses and interest expense associated with the debt issued from the securitization trusts to third parties. Many aspects of market risk are mitigated by the design of the trusts per the applicable indentures. We, in our role as trust administrator, ensure compliance with the indentures through our Education Financing segment.

Interest Rate Risk

Interest rate risk for our Securitization Trusts segment is mitigated by the design of the trusts at securitization, and interest rate risk is not actively managed by us. Generally, the securitization trusts financed the purchase of education loans with long-term borrowings that have the same underlying index type and index reset frequency as the purchased loans, or using an index that would behave similarly to that of the purchased loans. All of the education loans included in our Securitization Trusts segment have variable rates based on one-month LIBOR, as do the majority of long-term borrowings.

Credit Risk

Following our adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes the restricted cash and guaranteed investment contracts of the 14 consolidated securitization trusts. Credit risk related to cash and investments is managed by the design of the trust. Cash may only be invested in allowable investments per the indentures, including U.S. Treasury obligations, or deposits, money market accounts or guaranteed investment contracts of highly rated institutions. Trust administration performed by our Education Financing segment includes ensuring that cash and investments are placed in allowable investments per the applicable indenture.

With respect to the education loans included in our Securitization Trusts segment, default prevention and management is performed on the trusts’ behalf by our FMER subsidiary in accordance with the applicable trust administration and special servicing agreements. We employ risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure provides us with data that enables comprehensive analytics, and we are able to customize collections strategies as needed to optimize loan performance. The financial results of FMER are included in our Education Financing segment.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Massachusetts Appellate Tax Board Matters.  We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010.  We have taken the position in such matters that GATE is properly taxed as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law.  The Commissioner has taken the position, alternatively, that GATE is properly taxable as a business corporation or that GATE is taxable as a financial institution but is not entitled to apportionment or is subject to 100% Massachusetts apportionment.  On September 5, 2007, we filed a petition with the ATB seeking a refund of state tax for our tax year ended June 30, 2004, all of which tax had been previously paid as if GATE were a business corporation.  By notices of assessment dated December 1, 2009 and December 3, 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s tax years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our tax years ended June 30, 2005 and 2006.  On March 16, 2010 and March 22, 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the year ended June 30, 2004 are valid, then we would be entitled to a refund of approximately $1.1 million in tax for the same fiscal year.  An evidentiary hearing has been scheduled for these matters before the ATB on April 13, 2011.  We cannot predict the timing or outcome of these matters at this time, and an adverse outcome may have a material impact on our state tax liability not only for the tax years at issue, but also for fiscal years 2007 through 2009.

Internal Revenue Service Audit.  As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income.  In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables.  In April 2010, the IRS commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009.  Such audits are consistent with the practices of the Joint Committee of Taxation based on the size of the tax refunds that we received.  In connection with its audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the tax refund previously received by us.  The IRS has expanded its audit to include our fiscal 2010 tax returns in light of the $45.1 million refund that we received in October 2010.

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

We have updated the risk factors described in this Item 1A to reflect financial and operational information for the most recently completed fiscal quarter, including developments in the TERI Reorganization.  In addition, we have made material changes to the following risk factors as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2010:

•                  Challenges exist in implementing revisions to our business model.

•                  We have provided credit enhancement in connection with two loan programs and may enter into similar arrangements in connection with future loan programs based on our Monogram platform. As a result, we have capital at risk in connection with lenders’ loan programs. We may lose the capital we have provided as credit enhancement, and our financial results could be adversely affected.

•                  We will need to facilitate substantial loan volume in order to return to profitability.

•                  Continuation of the current economic conditions could adversely affect the education loan industry.

•                  If competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

•                  If we are unable to protect the confidentiality of our historical loan database and proprietary information systems and processes, the value of our services and technology could be adversely affected.

•                  An interruption in or breach of our information systems, or those of third parties on which we rely, may result in lost business.

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

•                  Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

•      Changes in interest rates could affect the value of our additional structural advisory fee, asset servicing fee and residuals receivables, as well as demand for education loans and our services.

•                  We may become subject to additional state registration or licensing requirements. If we determine that we are subject to additional state registration or licensing requirements, our compliance costs could increase significantly and other adverse consequences may result.

In addition, we added risk factors entitled:

•                  We may be unable to integrate our operations successfully and realize all of the anticipated benefits of the acquisition of TMS.

•                  A significant portion of our acquisition of TMS includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss on these could have a material adverse impact on our financial condition and results of operations.

•                  Our financial and operational results are subject to seasonality.

Finally, we have deleted the risk factor entitled “The Creditors Committee has challenged the enforceability of certain of the trusts’ security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.” Pursuant to the terms of the Modified Plan of Reorganization, the Creditors Committee’s challenge has been dismissed with prejudice.  See Note 11, “Commitments and Contingencies—TERI Reorganization,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information.  We also deleted the risk factor entitled “We may acquire other businesses, and we may have difficulty integrating those businesses or generating an acceptable return from acquisitions,” which was included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2010.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management and asset servicing. In August 2009, we completed the development of our Monogram platform, which incorporates refinements to our origination process, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. Starting January 1, 2011, we began offering outsourced tuition planning, billing and payment technology services for educational institutions through TMS.

We have limited experience with our Monogram platform, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty. We are uncertain of the extent to which the market will accept our Monogram platform, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. We have signed two loan program agreements and fully deployed the product to two clients. We are uncertain of the volume of loans to be generated by our two clients, or any additional clients, in the future. Successful sales of our services, including our Monogram platform and TMS services, will be critical to growing and diversifying our revenues and client base in the future.

Our Monogram platform may include capital commitments on our part for credit enhancement. We have provided capital commitments in connection with our two initial Monogram-based loan programs. Should additional lenders require credit enhancement from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us.

Commercial banks have historically served as the initial funding sources for education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated take-out securitization transactions to support the long-term funding of education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal education loan marketing and education loan marketing have been eliminated by legislation that eliminated the Federal Family Education Loan Program, or FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, the education loan business may generally be less attractive to commercial banks than in the past.

Some of our former clients have exited the education loan market completely. To the extent that commercial banks exit the education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to finance successfully loans generated through our Monogram platform through capital market transactions. We cannot assure you that we will be successful in either the short term or the long term in meeting these challenges.

We have provided credit enhancement in connection with two loan programs and may enter into similar arrangements in connection with future loan programs based on our Monogram platform. As a result, we have capital at risk in connection with lenders’ loan programs. We may lose the capital we have provided as credit enhancement, and our financial results could be adversely affected.

Historically, the loan programs that we facilitated included a third-party guaranty, pursuant to which the guarantor agreed to reimburse lenders for unpaid principal and interest on defaulted loans. Our Monogram platform does not include a third-party guaranty. In connection with the initial two loan programs based on our Monogram platform, we have provided credit enhancement by funding a participation account for each lender up to a specified dollar limit, which we refer to as the participation cap, to serve as a first-loss reserve for defaulted program loans. We provided an initial deposit into the participation accounts and agreed to provide supplementary deposits into such accounts on a quarterly basis during the term of the loan program agreements based on disbursed program loan volume and adjustments to default projections for program loans. Although we will not be required to provide any credit enhancement in excess of the participation cap, we have or will have capital at risk in connection with lenders’ loan programs and the amount of such capital at risk will increase quarterly. We have funded capital commitments in the amount of $8.5 million in support of existing Monogram-based loan programs. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts depending on the performance of the portfolio of program loans. Any such loss would erode our liquidity position and damage business prospects for our Monogram platform.

Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have only recently developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform, and we may need to adjust pricing strategies from time to time based on the distribution of loan volume among credit tiers or competitive considerations. We must closely monitor the characteristics and performance of each lender’s loan portfolio in order to suggest adjustments to the lenders’ programs and tailor our default prevention and recovery strategies. We have limited experience with the infrastructure that we have built for such monitoring, which requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies, and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts may increase.

We may offer additional prospective clients similar credit enhancement arrangements. We expect that the amount of any such credit enhancement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the underwriting guidelines with respect to such program, and the terms of our business relationship with the lender. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate substantial loan volumes beyond what we have originated to date in order to return to profitability. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or income with respect to our Monogram platform generally or a specific lender’s Monogram-based program.  In addition, education loan programs are subject to seasonal trends.  The volume of education loan applications typically increases with the approach of tuition payment dates, and we have historically processed the greatest application volume during the summer months. This seasonality of education loan originations will likely impact the timing and size of fees that we earn in the remainder of fiscal 2011.

The outsourcing services market for education lending is competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have greater financial, technical or other competitive resources, larger customer bases, greater name recognition and more established relationships with their clients than we have. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, generally, than we are.

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s program to market education loans continues to grow, or if Sallie Mae or Nelnet, Inc., which currently provides fee-based services for non-federally guaranteed loans, seeks to market more aggressively to third parties the full range of services that we offer. Other education loan originators include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services.

We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of these loans, thereby significantly limiting the lenders’ credit risk. The demand for our services could decline if lenders exit educational lending altogether or place additional emphasis on the education loan market and offer the services we provide in response to the elimination of FFELP.

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

We focus our business on the market for education loans, and the majority of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for education loans because students and their families often rely on education loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act of 1965. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for education loans. In addition, the elimination of FFELP could result in increased competition in the market for education loans, which could adversely affect the volume of education loans and future capital markets transactions, if any, that we facilitate and impede the growth of our business.

In May 2008, the Ensuring Continued Access to Student Loans Act of 2008 was signed into law containing provisions which might adversely impact the demand for education loans and outsourcing services provided by us, availability and flow of funds for education loans, and our liquidity position. Among other things, the Act:

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

In August 2008, the Higher Education Opportunity Act was signed into law, which adds:

•                  significant restrictions to the marketing of federal and private education loans; and

•                  significant compliance burdens to education loan lenders by adding new Truth in Lending Act, or TILA, disclosures, procedures and rescission rights, as well as accompanying civil penalties.

Access to alternative means of financing the costs of education may reduce demand for education loans.

The demand for education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

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

If demand for education loans weakens, we would experience reduced demand for our services, which could have a material adverse effect on our results of operations.

Continuation of the current economic conditions could adversely affect the education loan industry.

As a result of capital market dislocations that began during the second quarter of fiscal 2008, continued through fiscal 2009 and fiscal 2010 and, to a lesser extent, persisted in fiscal 2011, as well as the TERI Reorganization, we have not completed a securitization transaction since September 2007. In addition, high unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated value of our service receivables. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

If our clients do not actively or successfully market and fund education loans, our business will be adversely affected.

We have in the past relied on, and will continue to rely in part, on our clients to market and fund education loans to student borrowers. If our clients do not devote sufficient time and resources to their marketing efforts or are not successful in these efforts, then we may not reach the full potential of our capacity for facilitated loan volume and our business will be adversely affected.

In addition, if education loans were or are marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated or violates any applicable law, state unfair and deceptive practices acts could impose liability on the holder of the loan or create defenses to the enforceability of the loan. Investigations by state Attorneys General, the United States Congress or others could have a negative impact on lenders’ desire to market education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of education loans.

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

During fiscal 2008 and fiscal 2009, we significantly reduced headcount, including departures of members of our senior management. Our cost reduction initiatives have placed and will continue to place a strain on our management, systems and resources at a critical point in our business and industry. We must continue to refine our business development capabilities, our systems and processes and our access to financing sources. We must retain, train, supervise and manage our remaining employees during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis.

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

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and establish the changes in fair value of the additional structural advisory fee, asset servicing fee and residual receivables that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our education loan database and loan information processing system provide us with a competitive advantage in offering our services. Third parties could create or acquire databases and systems such as ours, and TERI possesses certain historical information related to loans formerly guaranteed by TERI. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past two fiscal years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

On November 2, 2010, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. In general, the contractual restrictions limited TERI to using or disclosing the loan database in connection with education loan guaranty programs offered and guaranteed by TERI. On December 14, 2010, following the confirmation and effectiveness of the Modified Plan of Reorganization, the Bankruptcy Court issued an order, which we refer to as the Database Order, in response to TERI’s motion.  The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend the contractual restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement.  TERI rejected that agreement effective as of May 31, 2008. We do not agree with the Database Order and are contesting it.  We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided in 2008.  We have filed an appeal in federal district court, although the court has not yet established a briefing schedule for the appeal.  If our appeal is unsuccessful or if we are not otherwise successful in preventing TERI from selling, licensing or transferring the database, the competitive advantage of our loan database could diminish.

If we are unable to protect the confidentiality of our historical loan database and proprietary information systems and processes, the value of our services and technology could be adversely affected.

We rely on trade secret laws and restrictions on disclosure to protect our historical loan database and proprietary information systems and processes. We have entered into confidentiality agreements with third parties and with some of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. Although we sought in the context of the TERI Reorganization to limit TERI’s rights with respect to a historical loan database that we provided in 2008, the Bankruptcy Court issued the Database Order in December 2010.  If our pending appeal of the Database Order in federal district court is unsuccessful, or if we are not otherwise successful in preventing TERI from selling, licensing or transferring the database, the competitive advantage of our loan database could diminish.

We own no material patents. Accordingly, our technology, including our loan information processing systems, is not covered by patents that would preclude or inhibit competitors from entering our market. Monitoring unauthorized use of the systems and processes that we have developed is difficult, and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services could be adversely affected.

The loan origination process is becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

Our future success depends, in part, on our ability to process loan applications in an automated, error-free manner. The volume of loan originations that we are able to process is based, in large part, on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement, such as the ability to process loans over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of December 31, 2010, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administer and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. We continue to believe, however, that ownership of a loan servicer could complement our overall strategy and reduce our reliance on an external service provider for loan servicing, which subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fee, asset servicing fee and residual receivables. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of third parties on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations, including those of TMS, are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing or servicing. A failure, interruption or breach in security could also result in an interruption of TMS’ tuition payment operations and obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston metropolitan area. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the applicant and borrower information that we process in connection with the education loans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we were to experience a data security breach, or if we or the securitization trusts that we administer were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of the acquisition of TMS.

The acquisition of TMS is a significant transaction for us. The acquisition price was $47.1 million in cash. We have made several assumptions regarding cost and revenue synergies in connection with the acquisition, many of which are dependent upon how successful we are in integrating operations of TMS. The difficulties of integrating TMS’ operations include, among other things:

•                  retaining customers;

•                  consolidating corporate and administrative functions;

•                  coordinating sales and marketing functions;

•                  persuading employees that the First Marblehead and TMS business cultures are compatible, maintaining morale and retaining key employees, in particular TMS’ senior management team;

•                  training our respective sales forces with regard to each other’s product offerings; and

•                  the difficulty of integrating TMS’ accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of each company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of TMS’ operations could harm our business, results of operations, financial condition or prospects.

Risks Related to Our Financial Reporting and Liquidity

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

As compensation for our past securitization activities, we are entitled to receive additional structural advisory fees over time from securitization trusts that we facilitated, based on the amount of education loans outstanding in the trust over the life of the trust, as well as residual interests in certain trusts. As required under GAAP, we recognized the estimated fair value of additional structural advisory fees and residual receivables as revenue when the securitization trusts purchased the education loans because receipt of our fees is not contingent on any further service requirement by us. Quarterly, we update our estimate of the fair value of our receivables, and changes to the fair value, less cash distributions, if any, are recorded as revenue (trust updates) in the period in which the change is made. We are entitled to asset servicing fees for additional services that we are contractually obligated to perform relating to the Trust Certificate. We recognize the net present value of asset servicing fees as our services are performed. The receipt of the fees is contingent, however, on distributions from the NCSLT Trusts available to the third-party owner of the Trust Certificate. Quarterly, we update our assumptions with respect to the amount and timing of receipt of these fees, and record the changes in our estimates as revenue (fee updates) in the period in which the change is made. In addition, in relation to our Monogram platform, we also record changes in the fair value of deposits for participation accounts recorded in non-interest revenues.

We have no further financial obligation with respect to our additional structural advisory fees or residuals in the securitization trusts we facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service revenue receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated, if actual performance differs from our assumptions at December 31, 2010. As of December 31, 2010, we expected to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction, consistent with our expectations at June 30, 2010.

Because there are no quoted market prices for our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. Our key assumptions to estimate fair value include, as applicable: discount rates; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time; the expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as forbearance programs and alternative payment plans, and expected amount and timing of recoveries of defaulted education loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators and our historical experience to predict prepayment and default rates, management’s ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

If the actual performance of the education loan portfolios held by us, some or all of the securitization trusts, or our clients who hold Monogram-based loans were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change, and our service revenue receivables or releases of deposits from participation accounts could be significantly less than that reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting default and recovery rates on loan portfolios could cause or contribute to differences between actual performance of the portfolios and our key assumptions.

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

Effective July 1, 2010, we consolidated 14 securitization trusts that we previously facilitated, and we deconsolidated UFSB-SPV. As a result, on the date of adoption, we recorded a net increase in total assets and total liabilities of $7.87 billion and $8.78 billion, respectively, and a net decrease in total equity of $916.7 million, comprised of an increase in our stockholders’ equity of $62.2 million recorded as an adjustment to opening retained earnings, more than offset by a non-controlling interest deficit of $979.0 million. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees, from other off-balance sheet VIEs that were not consolidated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation,” included in Item 2 of Part I of this quarterly report for additional details regarding our adoption of ASU 2009-16 and ASU 2009-17.

ASU 2009-17 requires us to make additional judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices. Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment. Moreover, we are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with 19 VIEs for which we perform services related to default prevention and portfolio management. We have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of our VIEs, any decision to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Any such consolidations or deconsolidations, were they to occur, could make comparisons of our financial performance between periods challenging to investors.

In addition, our financial results beginning with the first quarter of fiscal 2011 reflect our adoption of new accounting policies, including policies for the determination of an allowance for loan losses and the related provision for loan losses, the recognition of interest income on delinquent and defaulted loans and amortization of loan acquisition costs and origination fees. We have also adjusted, and may need to further adjust, elements of our information technology infrastructure in order to support our financial reporting following adoption of ASU 2009-17. We have limited experience with our new estimates and infrastructure, and we may need to adjust them in the future based on our actual experience, new facts and circumstances, or evolving interpretations and practices.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

Effective March 31, 2009, we completed the sale of our Trust Certificate in a transaction intended to improve our financial condition and liquidity. The sale of the Trust Certificate generated a cash refund for income taxes previously paid of $189.3 million. The U.S. federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal years 2007, 2008, 2009 and 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million refund that we received in October 2010.  The IRS or a state taxing authority could challenge our tax positions in connection with the transactions, notwithstanding our receipt of any tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund for taxes previously paid, or we may not eliminate our tax obligations relating to the residuals. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs.

In addition, in September 2007, we filed a petition with the Massachusetts Appellate Tax Board, or ATB, seeking a refund of state tax for our tax year ended June 30, 2004, all of which tax had previously been paid as if GATE were a business corporation.  In December 2009, the Massachusetts Commissioner of Revenue, or Commissioner, made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s tax years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our tax years ended June 30, 2005 and 2006.  In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the year ended June 30, 2004 are valid, then we would be entitled to a refund of approximately $1.1 million in tax for the same fiscal year.  An evidentiary hearing has been scheduled for these matters before the ATB in April 2011.  We cannot predict the timing or outcome of these matters at this time, and an adverse outcome may have a material impact on our state tax liability not only for the tax years at issue, but also for fiscal years 2007 through 2009, which could materially adversely affect our liquidity.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of education loans in October 2009, we delivered a performance guaranty to the purchaser of the loan portfolio. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, we would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal is unable to perform its obligations under the loan purchase and sale agreement.

In April 2010, we entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the facility based upon events arising prior to April 16, 2010, to the extent such claims exceed $20.0 million in the aggregate. Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceed $3.5 million, at which point Union Federal and UFSB-SPV would only be liable for amounts above such amount up to the $20.0 million liability cap. Neither the liability cap nor the $3.5 million deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

We assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the liability cap discussed above. In addition, we assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct, gross negligence, third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors or rights not otherwise released by the conduit lender. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse affect on our liquidity or financial condition.

Changes in interest rates could affect the value of our additional structural advisory fee, asset servicing fee and residual receivables, as well as demand for education loans and our services.

Education loans held by us and the securitization trusts facilitated by us typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in delinquency and default rates for outstanding education loans, as well as increased use of basic forbearance or alternative payment plans. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. Other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates or such use. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments. If the prepayment or default rates increase for the education loans held by us, the securitization trusts that we facilitated or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and releases of deposits from participation accounts, as well as a decline in Monogram-related fees in the future, which could cause a decline in the price of our common stock and could cause future portfolio funding transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

LIBOR is the underlying rate for most of the trusts’ assets and liabilities and changes in LIBOR can have a significant effect on the cash flows generated by each trust. Changes in the forward LIBOR curve affect the principal balances of education loans held by the trusts, particularly as interest is capitalized during loan deferment, which affects the net interest margin that the trust generates. In addition, certain trusts have issued a tranche of asset-backed securities, or ABS, that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which in turn could decrease the estimated fair value of our service revenue receivables. Significant changes to the forward LIBOR curve can also affect the estimated fair value of our additional structural advisory fee receivables, which for the majority of the trusts bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, then we may be required to delay, scale back or alter our strategy.

We may require additional funds for our products, operating expenses, including expenditures relating to TMS, credit enhancement for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through education loan asset-backed securitizations. The securitization market, although more accessible than during the height of the financial crisis, continues to be available only on terms that are not acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of December 31, 2010, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient to provide amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products, curtail or delay plans for TMS, or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 18, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional details.

A significant portion of our acquisition of TMS includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss on these could have a material adverse impact on our financial condition and results of operations.

We acquired $27.6 million of intangible assets and $19.2 million of goodwill related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill and non-amortizing intangible assets is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger an impairment. When impairment charges are triggered, they tend to be material due to the size of the assets involved.

Our financial and operational results are subject to seasonality.

The financial and operational results of our Education Financing segment are subject to seasonal trends.  For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. Historically, this seasonality of education loan originations has impacted the timing and size of securitization transactions, the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to process the higher origination activity. In addition, we expect seasonality with regard to TMS’ financial and operational results, with revenues generally increasing from January to September as families typically enroll in various tuition payment plans.  Historically, TMS has recognized approximately 24% of its annual revenues in the fiscal quarter ending March 30, and 28%, 32% and 16% of its annual revenues in the respective succeeding quarters.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We have historically recognized a significant portion of our revenue and substantially all of our income from structuring securitization transactions; our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the education loans that they did not intend to hold. As a result, we have historically recognized a significant portion of our revenue and substantially all of our income from structuring securitization transactions. We have not completed a securitization since the first quarter of fiscal 2008, contributing to our net losses for each subsequent quarter.

Although our Monogram platform offering has been designed to generate recurring revenue with less dependence on the securitization market and third-party credit enhancement, we have limited experience with it and have fully deployed it to two lender clients. In addition, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different than our past transactions, including lower revenues and additional cash requirements on our part.

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

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings, such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform and entered into loan program agreements with SunTrust Bank and Kinecta Federal Credit Union pursuant to which we expect to generate ongoing monthly revenue through the maturity of the Monogram program loans. Deployment of this platform has been limited, however, and we will need to gain widespread market acceptance of our Monogram platform among both lenders and borrowers in order to improve our long-term financial condition, results of operations and cash flows.

A number of factors, some of which are beyond our control, may adversely affect our portfolio funding activities and thereby adversely affect our results of operations.

The success of our business may depend on our ability to structure securitizations or other funding transactions for our clients’ loan portfolios. Several factors have had, and may continue to have, a material adverse effect on both our ability to structure funding transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

•                  persistent and prolonged disruption or volatility in the capital markets generally or in the education loan ABS sector specifically, which could continue to restrict or delay our access to the capital markets;

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

•                  the timing and size of education loan asset-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, including continued disruptions of the auction rate note market, which could impact pricing or demand for our future securitizations, if any;

•                  challenges to the enforceability of education loans based on violations of federal or state consumer protection or licensing laws and related regulations, or imposition of penalties or liabilities on assignees of education loans for violation of such laws and regulations; and

•                  changes to bankruptcy laws that change the current non-dischargeable status of education-related loans, which could materially adversely affect recovery rates on defaulted loans.

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

The SEC has proposed new rules governing ABS issuance that, due to the requirements for risk retention, may affect the desirability of issuing ABS as a funding strategy. In addition, the Dodd-Frank Act, signed into law on July 21, 2010, grants federal banking regulators substantial discretion in developing specific risk retention requirements for all types of consumer credit products and requires the SEC to establish new data requirements for all issuers, including standards for data format, asset-level or loan-level data, the nature and extent of the compensation of the broker or originator, and the amount of risk retention required by loan securitizers. The Dodd-Frank Act and its implementing regulations, once adopted, will affect the terms of future securitization transactions, if any, that we facilitate and may result in greater risk retention and less flexibility for us in structuring such transactions.

In structuring and facilitating securitizations of our clients’ loans, administering securitization trusts or as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to transaction parties.

We facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance education loans that our clients originated, including trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts have issued, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts or other transaction parties to disclose adequately all material information regarding an investment in the ABS, if the trust made statements that were misleading in any material respect in information delivered to investors or if we breach any duties as the structuring advisor or administrator of the securitization trusts, it is possible that we could be sued and ultimately held liable to noteholders or other transaction parties. The Modified Plan of Reorganization provides exculpation for certain of our actions as administrator of the trusts in connection with the TERI Reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI Reorganization. Recent investigations by state Attorneys General, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if investors are successful in seeking to recover losses from those parties and the trusts are found to have made materially misleading statements or to have omitted material information.

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

In its role as guarantor, TERI agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI had historically been the exclusive provider of borrower default guarantees for our clients’ education loans. Under the terms of our past purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client’s TERI-guaranteed loans during a specified loan purchase period. Under the Modified Plan of Reorganization, which was confirmed on October 29, 2010 and became effective November 19, 2010, TERI rejected the guaranty agreements and settled its claims with the NCSLT Trusts.

In general, the termination of the TERI guaranty agreements in the TERI Reorganization terminated our purchase obligations under the purchase agreements. We may be subject to claims, however, that we breached our contractual obligations under our past purchase agreements, which could adversely affect our business reputation. In addition, our financial results would be adversely affected if we were required to defend or pay damages in connection with any such claim.

Under the settlement provisions in the Modified Plan of Reorganization, each consolidated NCSLT Trust received all or a portion of its pledged account and has an allowed unsecured claim against TERI’s estate. There can be no assurance, however, that amounts actually distributed to such NCSLT Trust in respect of its unsecured claim will be sufficient to address the cashflow requirements of such NCSLT Trust. Future loan defaults may have a further adverse effect on the amount or timing of cash flows that would otherwise be expected to be generated by the NCSLT Trust, which would adversely affect the value of our service receivables, including our asset servicing and additional structural advisory fees.

Our potential recovery from TERI’s bankruptcy estate on our general unsecured claim is uncertain.

Notwithstanding the allowance of our unsecured claim in the aggregate amount of $28.1 million pursuant to the Stipulation, the amount of our ultimate recovery from TERI’s bankruptcy estate in respect of our claims is difficult to estimate. The compensation and other operating expenses of TERI, together with the expenses of its professional advisors and those of the Creditors Committee, during the course of the reorganization proceeding consumed a significant portion of TERI’s unrestricted cash. As a result, general unsecured creditors of TERI received only a small portion of their claims in cash shortly following the effective date of the Modified Plan of Reorganization. The larger portion of their respective distributions under the plan will only be received by creditors based on the level of recoveries on defaulted loans transferred to the liquidating trust. Those recoveries are expected to be collected over many years, and the recovery rate will depend on the experience and skill of the party or parties managing collections with respect to such loans. Under the Modified Plan of Reorganization, reorganized TERI manages collections with respect to the portion of such loans for which TERI was managing collections prior to the effective date. As of the effective date of the Modified Plan of Reorganization, we were managing collections on behalf of the liquidating trust with regard to the remainder of such loans. We have been asked by the liquidating trustee to continue providing such services until at least May 18, 2011.

Risks Related to Regulatory Matters

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

The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which is currently the primary federal regulator for FMD and Union Federal, will cease to exist on July 21, 2011 unless the Secretary of the Treasury opts to delay such date for up to an additional six months. The Office of the Comptroller of the Currency, or OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including Union Federal. The Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) could alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years.

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or CFPB, as an independent agency within the Federal Reserve to regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. The CFPB will come into existence on July 21, 2011. These laws may directly impact our business operations, whether or not Union Federal is sold. The potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a education loan ombudsman within the CFPB, which would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers. Finally, the Dodd-Frank Act requires the CFPB and the Secretary of Education, in consultation with Federal Trade Commission, or FTC, commissioners and the Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of matters relating to the education lending market, including education loan lenders.

The Dodd-Frank Act also includes several provisions that could affect our future portfolio funding transactions, if any, including “skin in the game” risk retention requirements applicable to any entity that organizes and initiates an ABS transaction, new disclosure and reporting requirements for each tranche of ABS, including new loan-level data requirements, and new disclosure requirements relating to the representations, warranties and enforcement mechanisms available to ABS investors. The Dodd-Frank Act may have a material impact on our operations, including through increased operating and compliance costs.

In addition, regulators and enforcement officials are taking increasingly expansive positions with respect to whether certain products or product terms may run afoul of state and federal unfair or deceptive acts and practices laws. Furthermore, the Dodd-Frank Act has potentially expanded the ambit of such laws by prohibiting “abusive” lender actions. These and other regulatory changes could result in, among other things, increased compliance costs, more limited lending markets and alterations to our business practices, any of which could have a material adverse effect on our business operations and financial results.

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

We may become subject to additional state registration or licensing requirements. If we determine that we are subject to additional state registration or licensing requirements, our compliance costs could increase significantly and other adverse consequences may result.

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. Our subsidiary FMER has been approved for licenses in Massachusetts, New Jersey, Pennsylvania and Texas and our subsidiary TMS has submitted license applications or registrations and/or received licenses or registrations as a credit services organization and/or collection agency in approximately 15 states.  As the integration of TMS continues, we may determine that we need to submit additional license applications in other states. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may be subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we divest Union Federal, if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. In particular, the Dodd-Frank Act weakens federal pre-emption of state regulations currently enjoyed by federal savings associations and their operating subsidiaries, such as Union Federal and its operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

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

The federal government and state governments regulate extensively the financial institutions and other entities that originate loans in the education loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, constrain the marketing of education loans, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

The risk of noncompliance with regulatory requirements by our lender clients and their marketing partners has been highlighted by state and federal investigations into education loan marketing practices, particularly the payment of marketing fees directly to schools in exchange for loan referrals. State and federal regulatory authorities have sought information from some of our former clients and us regarding the loan programs we coordinated, and it is possible that some marketing or underwriting practices associated with the programs we coordinated and assets we securitized will be challenged as a result of such investigations. In August 2007, we announced that, as part of the New York Attorney General’s ongoing investigation of several lending, educational and nonprofit institutions, we had received a subpoena for information regarding our role in the education loan industry. During fiscal 2008, we worked with the New York Attorney General’s office regarding the investigation, and we have not received any further requests for information since May 2008.

The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve issued regulations to implement provisions of the Higher Education Opportunity Act. The regulations revised the number, timing, and content of disclosures required for education loans by TILA and the Federal Reserve’s implementing regulation for TILA, Regulation Z. Under the regulations, education loan creditors are now required to provide disclosures about loan terms and features on or with the loan application and are also required to disclose information about federal education loan programs that may offer less costly alternatives to education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. Compliance with the new regulations became mandatory in February 2010. In addition, in December 2009, the Federal Reserve and the FTC announced final rules to implement the risk-based pricing provisions of the Fair and Accurate Credit Transactions Act of 2003. The final rules generally require that lenders provide disclosures to all consumers or alternatively to certain consumers if credit is offered to them on less favorable terms than those offered by the lender to other consumers. Compliance with the disclosure requirements became mandatory as of January 1, 2011.

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

A recent Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy.

Under current law, education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. The bankruptcy court must hear evidence and make a finding of “undue hardship” in order to discharge the debtor’s education loans. In March 2010, the United States Supreme Court upheld a bankruptcy confirmation order which discharged a debtor’s education loans without a finding of “undue hardship” by the bankruptcy court. Specifically, the debtor’s proposed plan, which the bankruptcy court ultimately approved, included a discharge of the debtor’s education loans; however, the bankruptcy court never heard evidence or made a finding of “undue hardship.” As a result of the Supreme Court’s decision, it may be advisable for us, in performing collections management for the securitization trusts and our clients, to review certain bankruptcy filings that we do not currently review to determine if plans include a discharge of education loans without the necessary adversary proceeding and a finding of “undue hardship.” Such additional review could increase our costs and the complexity of our operations.

In April 2010, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for all education loans. If enacted as initially proposed, both bills would apply retroactively to education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. Although these bills were not enacted in the last Congress, if similar bills are introduced and enacted this Congress, such legislation could adversely affect the performance of the securitization trusts and the key assumptions we used, including recovery assumptions, to estimate the fair value of our additional structural advisory fees. In addition, these bills, if enacted, may restrict the availability of capital to fund education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Education loans made between July 1, 1994 and July 1, 2010 would be eligible for such a swap. Borrowers could not be more than 90 days delinquent on their education loans in order to qualify. Although these bills were not enacted in the last Congress, if similar bills are introduced and enacted in this Congress, borrowers with loans in the securitization trusts could exchange their education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, the bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we have worked with in the past, the education loans that we facilitate would be subject to individual state consumer protection laws.

All of the lenders with which we work are federally-insured banks and credit unions and, therefore, in most cases, are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy pre-emption from enforcement of state consumer protection laws. In providing our education loan services to our lender clients, we do not act as a lender, guarantor or loan servicer, and the terms of the education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

The association between marketers of high-interest “payday” loans, tax-return anticipation loans, or subprime credit cards, and online payment services, on the one hand, and banks, on the other hand, has come under recent scrutiny. Recent litigation asserts that loan marketers use lenders with a bank charter that authorizes the lender to charge the most favored interest rate available in the lender’s home state in order to evade usury and interest rate caps, and other consumer protection laws imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. Moreover, federal banking regulators and the FTC have undertaken enforcement actions challenging the activities of certain loan marketers and their bank partners, particularly in the context of subprime credit cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders has been coordinated by us, are distinguishable from the activities involved in these cases.

Additional state consumer protection laws would be applicable to the education loans we facilitate if we, or any third-party loan marketer engaged by us or a bank whose loans we facilitate, were re-characterized as a lender, and the education loans (or the provisions governing interest rates, fees and other charges) could be unenforceable unless we or a third-party loan marketer had the requisite licenses or other authority to make such loans. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost to us. There have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending; however, if such actions occurred, they could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•                  the success of our Monogram platform, our fee-for-service offerings and our tuition payment plan offerings;

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

•                  any variance between the actual performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our service revenue receivables, including among others, discount, net default and prepayment rates;

•                  general economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

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

•                  purchases or sales of large blocks of our common stock or other strategic investments involving us; or

•                  departures or long-term unavailability of key personnel, including our Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We have in the past been the target of securities litigation. Any future litigation could result in substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, owned approximately 22% of the outstanding shares of our common stock as of December 31, 2010, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,135,756 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended December 31, 2010 regarding shares of our common stock that were repurchased under a repurchase plan authorized by our Board of Directors in April 2007, or the 2007 Stock Repurchase Plan, and our 2003 stock incentive plan, or the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
			(shares in thousands)
2007 Stock Repurchase Plan(1):
Balance, beginning of period:				8,831
October 1 - 31, 2010	—	—	—	8,831
November 1 - 30, 2010	—	—	—	8,831
December 1 - 31, 2010	—	—	—	8,831
Total 2007 Stock Repurchase Plan	—	—	—	8,831
Other(2):
Balance, beginning of period:	13	$2.32		N/A
October 1 - 31, 2010	—	—	—	N/A
November 1 - 30, 2010	—	—	—	N/A
December 1 - 31, 2010	1	2.02	—	N/A
Total Other	14	2.02	—	N/A
Total Purchases of Equity Securities	14	2.21	—

(1)                                 Our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock under the 2007 Stock Repurchase Plan. The 10,000,000 shares authorized for repurchase included 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. Future repurchases pursuant to the 2007 Stock Repurchase Plan may require regulatory approval. The 2007 Stock Repurchase Plan was approved by our Board of Directors on April 24, 2007 and has no expiration date.

(2)                                 Pursuant to our 2003 Plan, we withhold shares of common stock in connection with tax withholding obligations upon vesting of restricted stock units. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013.

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

THE FIRST MARBLEHEAD CORPORATION

Date: February 9, 2011	By:	/s/ KENNETH KLIPPER
Kenneth Klipper Managing Director, Chief Financial Officer, Treasurer and Chief Accounting Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010
10.2(2)	Second Amendment to Lease between the Registrant and Cabot Road Owner—VEF VI, LLC dated as of November 3, 2010
10.3(3)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(4)	Static pool data as of December 31, 2010
99.2(4)	Supplemental presentation dated December 31, 2010

(1)           Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 14, 2010

(2)           Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 5, 2010

(3)           Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 22, 2010

(4)           Incorporated by reference to exhibits to the registrant’s current report on Form 8-K filed with the SEC on February 1, 2011