Form 10-Q/A
period 2010-09-30
FIRST MARBLEHEAD CORP
filed 2011-05-16
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to)

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

EXPLANATORY NOTE

The First Marblehead Corporation (the “Corporation”) is filing this Amendment No. 1 (“Q1 Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2010 (the “Original Q1”), to restate its consolidated financial statements as of September 30, 2010 and for the three months ended September 30, 2010. Please see Note 3, “Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years,” in the notes to the Corporation’s unaudited consolidated financial statements included in Item 1 of Part I of this Q1 Amendment for additional information relating to the restatements of its consolidated financial statements.

On May 10, 2011, the Corporation announced that its board of directors (the “Board of Directors”), in consultation with management, the audit committee of the Board of Directors (the “Audit Committee”) and KPMG LLP, the Corporation’s independent registered public accounting firm, concluded that certain unaudited financial statements included in the Original Q1, as well certain unaudited financial statements included in the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, which was originally filed with the SEC on February 9, 2011 (the “Original Q2”), should no longer be relied upon.

Non-Controlling Interest Accounting

Effective July 1, 2010, the Corporation adopted Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (“ASU 2009-17”). As a result, the Corporation consolidated 14 securitization trusts that were previously accounted for off-balance sheet.

The Corporation does not own any of the residual interests in 11 of the consolidated trusts (the “NCSLT Trusts”). In addition, the NCSLT Trusts have been structured to provide recourse only to the assets of that particular securitization trust and not to the assets of the Corporation, its subsidiaries or any other securitization trust. Under Accounting Standards Codification 810, Consolidation, the Corporation is nonetheless required to consolidate the NCSLT Trusts as a result of its additional structural advisory fee receivables from the NCSLT Trusts and its services provided to the NCSLT Trusts related to default prevention and collections management.

In the Original Q1 and the Original Q2, the Corporation, in consultation with KPMG LLP, presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in the Corporation’s consolidated balance sheets, as a separate component of stockholders’ equity. In addition, in its consolidated statements of operations, the Corporation allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to the Corporation’s stockholders.

On May 9, 2011, KPMG LLP reported to the Board of Directors and the Audit Committee that the Corporation’s allocations to non-controlling interests were not consistent with U.S. generally accepted accounting principles (“GAAP”). Instead, under GAAP the NCSLT Trusts’ asset performance, including losses, should be allocated to the Corporation until the trusts are deconsolidated or trust liabilities are extinguished.

As a result, the Corporation has restated the unaudited financial statements contained in the Original Q1 and the Original Q2, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in the Corporation’s restated consolidated statements of operations. The Corporation’s restated financial results included in this Q1 Amendment include the losses generated by the NCSLT Trusts in the Corporation’s net loss and net loss per share for the three months ended September 30, 2010. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in the Corporation’s statements of operations, the Corporation’s rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. The Corporation’s restated consolidated balance sheet as of September 30, 2010 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although the Corporation has no obligation to fund such deficit. The Corporation is making these same types of changes to the restated financial statements included in Amendment No. 1 to its Original Q2 (the “Q2 Amendment”), which the Corporation is filing concurrently with this Q1 Amendment.

The Corporation’s segment reporting depicts Loan Operations and Securitization Trusts as two distinct segments. The NCSLT Trusts are included in the Securitization Trusts segment. As a result, the NCSLT Trusts are not reflected in the net income or loss, net income or loss per share or retained earnings or accumulated deficit reported for the Loan Operations segment.

i

Deferred Tax Assets

The restated unaudited financial statements included in this Q1 Amendment and in the Q2 Amendment include an aggregate of approximately $5.4 million in non-cash adjustments to the Corporation’s net deferred tax asset. The Corporation recognized certain deferred income tax benefits in the first and second quarters of fiscal 2011 for which a valuation allowance should have been applied. The deferred income tax benefits related primarily to federal income tax benefits for net operating loss carryforwards.

In addition, the Corporation has increased the valuation allowances established in periods prior to July 1, 2010 in connection with certain deferred tax assets by approximately $27 million in fiscal 2009 and $25 million in fiscal 2010. The Corporation has assessed the materiality of these errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The affected deferred tax assets relate primarily to federal income tax benefits created by an uncertain state income tax position and unrealized losses included in the Corporation’s financial statements for decreases in the estimated fair value of education loans held for sale by its indirect subsidiary UFSB Private Loan SPV, LLC (“UFSB-SPV”), which was deconsolidated upon the adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010. The adjusted valuation allowance of $37 million pertaining to UFSB-SPV for prior periods was credited to retained earnings as of July 1, 2010, the effective date of the deconsolidation of UFSB-SPV. The overall net effect to retained earnings as a result of these changes was a reduction of approximately $16 million.

Impact on Historical Financial Results

The Corporation reported the following in the Original Q1 and the Original Q2:

	As of
	September 30, 2010	December 31, 2010
	(dollars in thousands)
Net deferred tax asset	$4,969	$5,929
Retained earnings	62,985	61,535
Non-controlling interests	(1,029,637)	(1,059,871)
Total deficit	(707,727)	(738,245)

	Three Months Ended
	September 30, 2010	December 31, 2010
	(dollars in thousands, except per share amounts)
Income tax benefit (expense)	$2,585	$796
Net loss	(61,301)	(31,684)
Net loss attributable to non-controlling interests	50,680	30,234
Net loss attributable to First Marblehead stockholders	(10,621)	(1,450)
Net loss per share available to First Marblehead stockholders	(0.11)	(0.01)

As a result of the restatements described above, the Corporation is reporting the following in this Q1 Amendment and in the Q2 Amendment:

	As of
	September 30, 2010	December 31, 2010
	(dollars in thousands)
Net deferred tax liability	$1,875	$2,060
Accumulated deficit	(986,262)	(1,019,699)
Total stockholders’ deficit	(727,337)	(759,608)

	Three Months Ended
	September 30, 2010	December 31, 2010
	(dollars in thousands, except per share amounts)
Income tax benefit (expense)	$(1,082)	$(957)
Net loss	(64,968)	(33,437)
Net loss per share	(0.64)	(0.33)

This Q1 Amendment includes additional adjustments to the Corporation’s balance sheets as of September 30, 2010 and June 30, 2010, and statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended September 30, 2010 and 2009, to give effect to elimination of allocations to non-controlling interests and corrections of errors related to our accounting for deferred tax assets. The Q2 Amendment reflects the same types of changes as of December 31, 2010 and for the three and six month periods ended December 31, 2010 and 2009.

ii

The Board of Directors, the Audit Committee and management have each discussed with KPMG LLP the matters disclosed in this Q1 Amendment.

The Corporation has amended disclosures presented in the Original Q1 as required to reflect the matters described above. This Q1 Amendment continues to speak, however, as of the date of the filing of the Original Q1. It does not reflect events occurring after the filing of the Original Q1 on November 9, 2010 or modify or update those disclosures affected by subsequent events or discoveries. Accordingly, this Q1 Amendment should be read in conjunction with the Corporation’s filings that it has made with the SEC subsequent to the filing of the Original Q1, which include its Current Reports on Form 8-K.

This Q1 Amendment amended only the following items presented in the Original Q1:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I—Item 4—Controls and Procedures

•	Part II—Item 1A—Risk Factors

•	Part II—Item 6—Exhibits

The other items of the Original Q1 have not been amended and, accordingly, have not been included in this Q1 Amendment.

The Corporation has included Item 1A. Risk Factors because, as a result of the restatements described above, the Corporation made changes to the risk factor entitled “We were required to consolidate certain securitization trusts in our financial results as of July 1, 2010, which has resulted in significant changes to the presentation of our financial statements and may result in increased volatility in our reported financial condition and results of operations.”

In addition, in accordance with applicable SEC rules, this Q1 Amendment includes updated certifications from the Corporation’s chief executive officer and chief financial officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

iii

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2010	June 30, 2010
	(As restated)
ASSETS
Cash and cash equivalents	$276,639	$329,047
Short-term investments and federal funds sold, at cost	52,000	52,000
Restricted cash and guaranteed investment contracts, at cost	151,227	1,026
Investments available for sale, at fair value	4,287	4,471
Education loans held for sale, at lower of cost or fair value	—	105,082
Education loans held to maturity, net of allowance of $530,636 and $24,804	7,443,873	391
Mortgage loans held to maturity, net of allowance of $425 and $367	8,317	8,118
Receivable from TERI for pledged accounts	136,446	—
Interest receivable	101,487	2,457
Deposits for participation interest accounts, at fair value	8,482	—
Service revenue receivables, at fair value	14,730	53,279
Income taxes receivable	6,486	7,665
Other assets	46,426	18,024

Total assets	$8,250,400	$581,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$79,461	$108,732
Accounts payable, accrued expenses and other liabilities	48,120	36,764
Net deferred tax liability	1,875	753
Education loan warehouse facility	—	218,059
Long-term borrowings	8,848,281	—

Total liabilities	8,977,737	364,308
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,085 and 108,975 shares issued; 100,833 and 100,736 shares outstanding	1,091	1,090
Additional paid-in capital	443,845	443,290
Accumulated deficit	(986,262)	(41,174)
Treasury stock, 8,252 and 8,239 shares held, at cost	(186,249)	(186,218)
Accumulated other comprehensive income	237	263

Total stockholders’ equity (deficit)	(727,337)	217,252

Total liabilities and stockholders’ equity (deficit)	$8,250,400	$581,560

Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in the consolidated balance sheet above, after elimination of inter-company balances.
Assets available to settle obligations of consolidated VIEs:
Restricted cash and guaranteed investment contracts, at cost	$151,227	$—
Education loans held to maturity, net of allowance of $529,049	7,443,574	—
Receivable from TERI for pledged accounts	136,446	—
Interest receivable	101,382	—
Other assets	31,735	—

Total assets	$7,864,364	$—

Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$22,734	$—
Long-term borrowings	8,848,281	—

Total liabilities	$8,871,015	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2010	2009
	(As restated)
Revenues:
Net interest income:
Interest income	$87,941	$8,482
Interest expense	(18,426)	(4,042)

Net interest income	69,515	4,440
Provision for loan losses	(107,123)	50

Net interest income (loss) after provision for loan losses	(37,608)	4,490
Non-interest revenues:
Asset servicing fees:
Fee income	978	2,102
Fee updates	91	160

Total asset servicing fees	1,069	2,262
Additional structural advisory fees and residuals—trust updates	(632)	1,187
Administrative and other fees	2,253	5,597

Total non-interest revenues	2,690	9,046

Total revenues	(34,918)	13,536
Non-interest expenses:
Compensation and benefits	7,871	8,137
General and administrative expenses	21,097	18,189
Losses on education loans held for sale	—	123,926

Total non-interest expenses	28,968	150,252

Loss before income taxes	(63,886)	(136,716)
Income taxes	1,082	(5,391)

Net loss	$(64,968)	$(131,325)

Net loss per share:
Basic	$(0.64)	$(1.32)
Diluted	(0.64)	(1.32)
Weighted average shares outstanding:
Basic	100,762	99,156
Diluted	100,762	99,156

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands, except per share amounts)

			Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
	Non-voting convertible preferred stock issued		Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$129,727	$268	$378,279
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(131,325)	—	(131,325)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	105	105

Total comprehensive loss	—	—	—	—	—	—	—	(131,325)	105	(131,220)
Stock issuance from vesting of stock units	—	—	122	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,540	—	—	1,540
Tax expense from stock-based compensation	—	—	—	—	—	—	(904)	—	—	(904)

Balance at September 30, 2009	133	$1	106,890	$1,069	(7,643)	$(184,246)	$432,096	$(1,598)	$373	$247,695

As restated:
Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(64,968)	—	(64,968)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(26)	(26)

Total comprehensive loss	—	—	—	—	—	—	—	(64,968)	(26)	(64,994)
Net stock issuance from vesting of stock units	—	—	110	1	(13)	(31)	(1)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	1,051	—	—	1,051
Tax expense from stock-based compensation	—	—	—	—	—	—	(495)	—	—	(495)

Balance at September 30, 2010	133	$1	109,085	$1,091	(8,252)	$(186,249)	$443,845	$(986,262)	$237	$(727,337)

See accompanying notes to unaudited condensed consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2010	2009
	(As restated)
Cash flows from operating activities:
Net loss	$(64,968)	$(131,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	107,123	(50)
Amortization of long-term borrowings, net of issuance costs	(23,370)	—
Net amortization of loan acquisition costs and origination fees	8,152	—
Depreciation and amortization expense	2,527	3,693
Deferred income tax expense (benefit)	398	676
Stock-based compensation	1,051	1,540
Losses on education loans held for sale	—	123,926
Service revenue receivable distributions	294	24
Change in assets/liabilities:
Asset servicing fees	(1,069)	(2,262)
Additional structural advisory fees and residuals—trust updates	632	(1,187)
Deposits for participation interest accounts	(8,482)	—
Interest receivable	(34,772)	61
Income taxes	1,179	7,326
Education loans held for sale	—	(3,373)
Other assets	2,014	879
Accounts payable, accrued expenses and other liabilities	(1,440)	5,930

Net cash (used in) provided by operating activities	(10,731)	5,858
Cash flows from investing activities:
Net decrease in federal funds sold	—	3,546
Principal receipts on education loans held to maturity	78,378	—
Net decrease in restricted cash and guaranteed investment contracts	25,285	—
Principal prepayments from investments available for sale	158	503
Net change in mortgage loans held to maturity	(258)	1,017
Purchases of property and equipment	(173)	(330)

Net cash provided by investing activities	103,390	4,736
Cash flows from financing activities:
Net decrease in deposits	(29,271)	1,910
Payments on capital lease obligations	(658)	(854)
Payments on long-term borrowings	(114,612)	—
Payments on education loan warehouse facility	—	(663)
Tax expense from stock-based compensation	(495)	(904)
Repurchase of common stock	(31)	—

Net cash used in financing activities	(145,067)	(511)

Net (decrease) increase in cash and cash equivalents	(52,408)	10,083
Cash and cash equivalents, beginning of period	329,047	158,770

Cash and cash equivalents, end of period	$276,639	$168,853

Supplemental disclosures of cash flow information:
Interest paid	$41,773	$2,319
Income taxes paid	—	109
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$36,258	$—

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

The presentation of our financial results for the fiscal quarter ended September 30, 2010 significantly differs from prior periods due to the adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), as described in more detail in Note 2, “Summary of Significant Accounting Policies—Consolidation” and Note 4, “Change in Accounting Principle.” As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective as of July 1, 2010, we have consolidated 14 VIEs. These VIEs are securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we have deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV). As a result, beginning with this quarterly report, we will report two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Loan Operations” throughout these notes. The financial results of our Loan Operations segment have generally been derived from our services relating to private education loans (education loans), as further described below.

The VIEs consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2003 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by certain of these securitization trusts (Trusts) were initially subject to a repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts, and the consolidated NCT Trusts as the GATE Trusts, throughout this quarterly report. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout these notes and for segment reporting purposes. The administration of such trusts, including investor reporting and default prevention and collection management services, is provided by our Loan Operations segment.

For the three months ended September 30, 2010, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues recorded by our Loan Operations segment, and expenses recorded by our Securitization Trusts segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to initial securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Loan Operations segment in the GATE Trusts.

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

Loan Operations

Under our Loan Operations segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated, portfolio management services and asset servicing to the third-party owner of the trust certificate (Trust Certificate) of NC Residuals Owners Trust, which we sold in fiscal 2009 and which held our residual interests in the Trusts.

Historically, the driver of our results of operations and financial condition for our Loan Operations segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients’ education loan programs, and substantially all of our income was derived from securitizations. Securitization refers to the technique of pooling education loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues notes backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or at “cost” in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the education loans that they did not intend to hold. For our past securitization services, we are entitled to receive additional structural advisory fees and residuals cash flows from certain securitization trusts over time.

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

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As such, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Loan Operations segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The TERI Reorganization has had a material adverse effect on the ability of the NCSLT Trusts to realize guaranty obligations of TERI. Under the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors (Creditors Committee) as of August 26, 2010 (Modified Plan of Reorganization), which was confirmed on October 29, 2010, TERI will reject the guaranty agreements and settle claims with these securitization trusts upon the effectiveness of the Modified Plan of Reorganization. TERI’s rejection of its obligations under the guaranty agreements, combined with higher levels of defaults than initially projected, has had, and will likely continue to have, a material adverse impact on the financial condition of our Securitization Trusts segment.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Loan Operations segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third party in fiscal 2009. Although we are required under U.S. generally accepted accounting principles (GAAP) to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations and earnings or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit (as restated) as of September 30, 2010 included a deficit of $1.03 billion related to the NCSLT Trusts. Any accumulated deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders is limited to the value of our service revenue receivables from these trusts, which constitute our variable interests, recorded by our Loan Operations segment. At September 30, 2010, our Loan Operations segment had service revenue receivables of $38.6 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profits generated by the trusts would ultimately be realized by our stockholders in the form of residual cash flow payments.

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

•

On October 18, 2010, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) granted a stipulation (Stipulation) among TERI, the Creditors Committee, FMD and its subsidiaries First Marblehead Education Resources, Inc. (FMER) and First Marblehead Data Services, Inc. (FMDS), settling certain claims between TERI and FMD, FMER and FMDS. See Note 18, “Subsequent Events—TERI Stipulation,” for additional information regarding the Stipulation.

•

On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization. See Note 18, “Subsequent Events—TERI Modified Plan of Reorganization,” for additional information regarding the Modified Plan of Reorganization.

•

On November 3, 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by approximately 60,000 square feet by March 31, 2011 and extend the term of the lease to March 31, 2017. The effective date of this amendment was July 1, 2010.

(2) Summary of Significant Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of those related to changes in accounting principles and normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included.

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

Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV’s economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 4, “Change in Accounting Principle,” for more information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

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

(g) Deposits for Participation Interest Accounts

Deposits for participation interest accounts (participation accounts) are accounted for similar to trading account assets and are carried at fair value in the balance sheet. Fair value is estimated based on the net present value of cash flows into and out of the account, based on the education loans originated at the balance sheet date. Changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, are recorded in non-interest revenues as part of “Administrative and other fees.” See Note 7, “Deposits for Participation Interest Accounts,” for additional information on participation accounts.

(h) Service Revenue Receivables

Service revenue receivables are carried at fair value in the balance sheet, and consist of our asset servicing fee, additional structural advisory fee and residual receivables. Additional structural advisory fee and residual receivables due from securitization trusts that we consolidate are eliminated in consolidation.

As required under GAAP, we recognized the fair value of additional structural advisory fee and residual receivables as revenues at the time the securitization trust purchased the education loans, as they were deemed to be earned at the time of the securitization but before we actually received payment. These amounts were deemed earned because evidence of an arrangement existed, we provided the services, the fee was fixed and determinable based upon a discounted cash flow analysis and there were no future contingencies or obligations due on our part. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions from the Trusts available to the third-party owner of the Trust Certificate.

Due to the long-term, contingent nature of the timing of cash receipts, our service revenue receivables are carried at fair value on the balance sheet.

•	The receipt of asset servicing fees due from the third-party owner of the Trust Certificate is contingent on residual interest distributions from the Trusts.

•

Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indentures for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to securitization trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5% for the Trusts, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts specify circumstances (Trigger Events) upon the occurrence of which payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

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

Education loans held to maturity are placed on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against interest revenue. For education loans on non-accrual status but not yet charged-off, interest revenue is recognized on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to ever being charged-off, or “cures” the education loan, the loan is taken off of non-accrual status and recognition of interest revenue is continued. Once a loan has been charged-off, all payments made by the borrower are applied to outstanding principal and income is only recorded on a cash basis when all principal has been recovered.

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

Asset servicing fees are based on outstanding assets of the Trusts and our receipt of such fees is contingent on the performance of the Trusts, eleven of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

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

(l) Net Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the basic weighted average number of shares of common stock outstanding for the periods presented. Diluted net income or loss per share is computed by dividing net income or loss by basic weighted average shares and, if dilutive, common stock equivalent shares outstanding during the period. To the extent net income is a loss, all common stock equivalents are assumed to be anti-dilutive, and are excluded from diluted weighted average shares outstanding. Common stock equivalent shares outstanding are determined in accordance with the treasury stock method.

(m) New Accounting Pronouncements

ASU 2009-16 and ASU 2009-17, as described in “—Consolidation” above, are the only recently effective accounting pronouncements to have a material impact on our financial statements. ASU 2010-18, Receivables-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, is applicable only to loans acquired with a deterioration in credit quality, and did not have an impact on our financial results. ASU 2010-20, Receivables-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), is effective for interim or annual periods ending on or after December 15, 2010. ASU 2010-20 clarifies the disclosure requirements applicable to the credit quality of loans, troubled debt restructurings and the allowance for loan losses on a segmented basis. No other recently issued, but not yet effective, accounting pronouncements are expected to have a material impact on our financial statements.

(3) Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years

(a) Restatement of Unaudited Consolidated Financial Statements

On May 10, 2011, we announced that our board of directors, in consultation with management, our audit committee and KPMG LLP, our independent registered public accounting firm, concluded that certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (SEC) on November 9, 2010 (Original Q1), as well certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, which was originally filed with the SEC on February 9, 2011 (Original Q2), should no longer be relied upon.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result, we consolidated 14 securitization trusts that were previously accounted for off-balance sheet.

We do not own any of the residual interests in the 11 consolidated NCSLT Trusts. In addition, the NCSLT Trusts have been structured to provide recourse only to the assets of that particular securitization trust and not to the assets of FMD, its subsidiaries or any other securitization trust. Under ASC 810, we are required to consolidate these 11 NCSLT Trusts as a result of our additional structural advisory fee receivables from the NCSLT Trusts and the services we provided to the NCSLT Trusts related to default prevention and collections management.

In the Original Q1 and the Original Q2, we, in consultation with KPMG LLP, presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in our consolidated balance sheets, as a separate component of stockholders’ equity. In addition, in our consolidated statements of operations, we allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to First Marblehead stockholders.

On May 9, 2011, KPMG LLP reported to our board of directors and our audit committee that our allocations to non-controlling interests were not consistent with GAAP. Instead, under GAAP the NCSLT Trusts’ asset performance, including losses, should be allocated to FMD until the trusts are deconsolidated or trust liabilities are extinguished.

As a result, we have restated our unaudited financial statements contained in the Original Q1 and the Original Q2 to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our restated statements of operations. Our restated financial results include the losses generated by the NCSLT Trusts in our net loss and net loss per share for three months ended September 30, 2010, and our accumulated deficit as of September 30, 2010. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in our statements of operations, our rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. Our restated consolidated balance sheet as of September 30, 2010 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit. In addition, we recorded valuation allowances for certain deferred tax assets not scheduled to reverse against existing deferred tax liabilities at September 30, 2010.

The following table presents the impact of the restatement for the three months ended September 30, 2010:

	Three months ended September 30, 2010
	Reported	Adjustments	As Restated
	(dollars in thousands, except per share amounts)
Income tax expense (benefit)	$(2,585)	$3,667	$1,082
Net loss attributable to non-controlling interests	50,680	(50,680)	—
Net loss attributable to First Marblehead stockholders	(10,621)	(54,347)	(64,968)
Net loss per share	(0.11)	(0.53)	(0.64)

The following changes were made to our consolidated balance sheet at September 30, 2010 and July 1, 2010:

	September 30, 2010			July 1, 2010
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(dollars in thousands)
Income taxes receivable	$19,252	$(12,766)	$6,486	$17,560	$(9,895)	$7,665
Net deferred tax asset	4,969	(4,969)	—	4,571	(4,571)	—
Income taxes payable	—	—	—	—	—	—
Net deferred tax liability	—	1,875	1,875	—	1,477	1,477
Retained earnings (accumulated deficit)	62,985	(1,049,247)	(986,262)	73,606	(994,900)	(921,294)
Non-controlling interest	(1,029,637)	1,029,637	—	(978,957)	978,957	—

(b) Corrections of Immaterial Errors in Prior Fiscal Years

We, in conjunction with KPMG LLP, identified certain errors in the levels of reserves recorded for deferred tax assets in fiscal 2010 and fiscal 2009. We have assessed the materiality of these errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The correction of these amounts is reflected in the statements of operations included in this quarterly report and will continue to be reflected in our future reports that we file pursuant to the Securities Exchange Act of 1934, as amended. The impact of the correction on previously reported consolidated statements of operations is provided below.

	Three months ended
	September 30, 2009		December 31, 2009		March 31, 2010
	Reported	Revised	Reported	Revised	Reported	Revised
	(dollars in thousands, except per share amounts)
Income tax benefit	$(42,650)	$(5,391)	$(9,386)	$(17,631)	$(15,439)	$(4,345)
Net loss	(94,066)	(131,325)	(11,719)	(3,474)	(29,389)	(40,483)
Basic and diluted net loss per share	(0.95)	(1.32)	(0.12)	(0.04)	(0.30)	(0.41)

	Fiscal years ended
	June 30, 2009		June 30, 2010
	Reported	Revised	Reported	Revised
	(dollars in thousands, except per share amounts)
Income tax benefit	$(187,819)	$(160,634)	$(70,320)	$(44,942)
Net loss	(363,020)	(390,205)	(145,524)	(170,902)
Basic and diluted net loss per share	(3.66)	(3.94)	(1.46)	(1.72)

As a result of the corrections noted above, our balance sheets at June 30, 2009 and June 30, 2010 reflect the following adjustments:

	June 30, 2009		June 30, 2010
	Reported	Revised	Reported	Revised
	(dollars in thousands)
Net deferred tax asset	$13,124	$—	$41,915	$—
Income taxes receivable	166,410	154,474	17,560	7,665
Deferred tax liability	—	2,126	—	753
Retained earnings (accumulated deficit)	156,913	129,727	11,389	(41,174)

(4) Change in Accounting Principle

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

	July 1, 2010
	Newly consolidated VIEs	Deconsolidated VIE, eliminations and other adjustments	Net impact upon adoption
	(dollars in thousands)
		(As restated)	(As restated)

Assets:
Restricted cash and guaranteed investment contracts, at cost	$176,512	$(1,026)	$175,486
Education loans held for sale, at fair value	—	(105,082)	(105,082)
Education loans held to maturity, net of allowance of $517,804	7,601,237	(419)	7,600,818
Receivable from TERI for pledged accounts	136,446	—	136,446
Interest receivable	102,868	(2,352)	100,516
Service revenue receivables, at fair value	—	(38,692)	(38,692)
Other assets	36,254	(2,561)	33,693

Total assets	$8,053,317	$(150,132)	$7,903,185

Liabilities:
Education loan warehouse facility	$—	$(218,059)	$(218,059)
Accounts payable, accrued expenses and other liabilities	56,407	(42,953)	13,454
Net deferred tax liability	—	724	724
Long-term borrowings	8,987,186	—	8,987,186

Total liabilities	9,043,593	(260,288)	8,783,305
Stockholders’ equity (deficit)	(990,276)	110,156	(880,120)

Total liabilities and stockholders’ equity (deficit)	$8,053,317	$(150,132)	$7,903,185

Our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the 14 newly consolidated securitization trusts, but continue to reflect such fees due from other off-balance sheet VIEs. We no longer recognize gains or losses related to the residual interest receivables due from the three consolidated GATE Trusts, but we continue to recognize revaluation gains and losses on residual receivables due from other off-balance sheet VIEs.

The total deficit from the NCSLT Trusts, for which we have no ownership interest, was $979.0 million as of July 1, 2010. Any deficit generated by a consolidated trust, including an NCSLT Trust, will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. The assets of each securitization trust can only be used to settle the obligations of that particular trust and are not available to other securitization trusts, FMD or its other subsidiaries, or their respective creditors. The trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its subsidiaries or other VIEs.

The statement of operations for the three months ended September 30, 2009 and the balance sheet as of June 30, 2010 have not been retrospectively adjusted to reflect the updates to ASC 810 and ASC 860-40; however, prior period amounts may have been reclassified to conform to the presentation adopted in fiscal 2011. We recognize assets, liabilities, income and expense related to the newly consolidated VIEs in the same line items used by FMD and its consolidated subsidiaries prior to the effective date of ASU 2009-16 and ASU 2009-17. Current period results and balances will not be comparable to prior period amounts, particularly with regard to assets, liabilities and equity components included in the table above, as well as the following in the statement of operations:

•	Net interest income;

•	Provision for loan losses;

•	Additional structural advisory fees and residuals—trusts updates;

•	Administrative and other fees;

•	General and administrative expenses;

•	Losses on education loans held for sale; and

•	Net loss and net loss per share.

(5) Cash and Cash Equivalents; Short-term Investments and Federal Funds Sold

The following table summarizes our cash and cash equivalents:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Cash equivalents (money market funds)	$195,304	$216,050
Interest-bearing deposits with the Federal Reserve Bank	63,630	92,545
Interest-bearing deposits with other banks	14,268	15,285
Non-interest-bearing deposits with banks	3,437	5,167

Total cash and cash equivalents	$276,639	$329,047

Cash and cash equivalents of Union Federal of $85.1 million and $115.1 million at September 30, 2010 and June 30, 2010, respectively, are not available for dividends without prior approval from the OTS.

Included in cash equivalents is an investment in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly-owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs from the money market fund. Members of the immediate family of a member of our Board of Directors owned 65% of Milestone Group Partners as of September 30, 2010, making MCM a related party. At September 30, 2010 and June 30, 2010, $30.0 million of our holdings in money market funds were invested in funds managed by MCM.

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

The majority of securitized loans are education loans guaranteed by TERI. As a result of the TERI Reorganization, the securitization trusts included in our Securitization Trusts segment have experienced a material negative effect on their ability to realize guaranty obligations of TERI. At September 30, 2010, we assumed that the trusts’ receipts from TERI would be limited to the amount available in the pledged accounts held by TERI, which we have recorded as a separate receivable on the balance sheet. We expect to adjust our assumptions at December 31, 2010 to reflect the terms of the Modified Plan of Reorganization. See Note 11, “Commitments and Contingencies—TERI Reorganization,” and Note 18, “Subsequent Events,” for additional information.

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

The following table provides information on the status of education loans outstanding:

	September 30, 2010	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$348,774	4.5%
In school/deferment	1,494,923	19.5
In repayment, including alternative payment plans(1), classified as:
Current — ≤30 days past due	5,263,153	68.5
Current — >30 days past due, but ≤120 days past due	390,406	5.1
Delinquent —>120 days past due, but ≤180 days past due	84,590	1.1
In default — >180 days past due, but not charged-off	100,973	1.3

Total gross loan principal outstanding	$7,682,819	100.0%

Non-accrual loan principal (>120 days past due, but not in default or charged-off)	$185,563	2.4%
Past due loan principal (>90 days but <120 days past due still accruing interest)	80,742	1.1

(1)	At September 30, 2010, borrowers in repayment with loan principal outstanding of approximately $1.61 billion were making reduced payments under alternative payment plans.

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

Participation accounts are carried at fair value in the balance sheet. Fair value is equal to the amount of cash on deposit in the account plus unrealized gains or losses. The cash value of the interest-bearing deposit reflects the realized costs of the credit enhancement offset by interest and fees earned. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of the balance sheet date, using a discount rate commensurate with the risks and durations involved. Changes in estimated fair value of participation accounts, excluding cash funding by us or distributions from the participation accounts to us, if any, are recorded in non-interest revenues as part of “Administrative and other fees.”

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

(a) Asset Servicing Fee Receivables and Related Fees

In March 2009, we entered into an asset services agreement with the third-party owner of the Trust Certificate. The services we provide include analysis and valuation optimization and services related to funding strategy, among others. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts, limited to the total cash flows expected to be generated by residuals. Our fees are due from the third-party owner of the Trust Certificate; however, receipt of our fees is contingent upon distributions from the Trusts available to the owner of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts. Our asset servicing fee receivables were $6.8 million and $5.8 million at September 30 and June 30, 2010, respectively, recorded at fair value in the balance sheet based on the net present value of future cash flows. See “—Education Loan Performance Assumption Overview” below for a description of the significant observable and unobservable inputs used to develop estimates of fair value.

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

(c) Education Loan Performance Assumption Overview

Default, Recovery and Prepayment Rate Assumptions

During the third quarter of fiscal 2010, we completed initial enhancements to the financial models that we use to estimate the fair value of our service receivables. The enhancements provided for the inclusion of certain prospective macroeconomic factors in our default and prepayment assumptions for those education loans securitized in the Trusts.

Risk Segments. The majority of our additional structural advisory fee receivables are due from the Trusts, and all of our asset servicing fees are due from the third-party owner of the Trust Certificate, and are dependent upon the performance of all Trusts. During the third quarter of fiscal 2010, we retroactively scored loans held by the Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. The table below identifies performance assumptions for each segment, as well as the percentage of the Trust portfolios in each segment, including the NCSLT Trusts and those Trusts that have not been consolidated.

	September 30, 2010			June 30, 2010
Trust Portfolio	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3
Distribution by original loan amount	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	4.1	6.5	16.2	4.3	6.7	16.9
In repayment	18.7	20.8	33.7	18.5	20.5	33.1

Total by segment	22.8	27.3	49.9	22.8	27.2	50.0
Gross default rate(3)	9.5	19.5	49.0	9.7	19.6	48.8
Recovery rate(4)	40.0	40.0	40.0	40.0	40.0	40.0
Net default rate(5)	5.7	11.7	29.4	5.8	11.8	29.3
Prepayment rate(6)	7.0	5.0	3.1	6.9	4.9	3.1

(1)	Outstanding aggregate principal and capitalized interest balance as of September 30, 2010 or June 30, 2010.

(2)	Loans “not in repayment” include loans in deferment or basic forbearance status as of September 30, 2010.
(3)	Historical and projected defaults over the lives of the trusts as a percentage of original outstanding aggregate principal.
(4)	Historical and projected recoveries, net of historical and projected collections costs, as a percentage of historical and projected cumulative gross defaults.
(5)	Historical and projected defaults over the lives of the trusts less historical and projected recoveries, net of collection costs, as a percentage of original outstanding aggregate principal.
(6)	Amount presented is the weighted average conditional prepayment rate (CPR) over the lives of the trusts. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

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

Discount Rate—Additional Structural Advisory Fees. At September 30, 2010, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the Trusts, both consolidated and not consolidated. This rate is unchanged from the prior period. The 14.0% discount rate used for additional structural advisory fees reflects market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, as well as rates used in the much broader ABS market and is 2.0% less than the 16.0% used for asset servicing fee receivables, reflecting the seniority of our additional structural advisory fees in our cash flow waterfall of the securitization trusts. For other off-balance sheet VIEs for which we have additional structural advisory fees due, we reduced the discount rate to 10.0% reflecting performance characteristics and our most recent estimates of the shorter weighted-average lives of those fees. This change did not have a material impact to our receivables.

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

(10) Fair Value of Financial Instruments

(a) Financial Instruments Recorded at Fair Value in the Balance Sheet

For financial instruments recorded at fair value in the balance sheet, that financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for financial instruments recorded at fair value in the balance sheet:

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

The estimated fair values of education loans held to maturity and long-term borrowings presented in the table below were based on the net present value of cash flows, using the same observable and unobservable performance assumptions that we used to estimate the fair value of our service revenue receivables, applying discount rates commensurate with the duration, yield and credit ratings of the assets or liabilities, as applicable. The fair value of UFSB-SPV’s liability under the education loan warehouse facility was estimated based upon the fair values of eligible assets used as collateral.

The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in the balance sheet:

	September 30, 2010		June 30, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)

Education loans held to maturity, net of allowance for loan losses	$7,443,873	$5,309,965	$391	$391
Education loan warehouse facility	—	—	218,059	108,447
Long-term borrowings	8,848,281	6,017,948	—	—

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

In April 2010, the Bankruptcy Court held a hearing to consider confirmation of the fourth amended and restated plan of reorganization (Plan of Reorganization). The Plan of Reorganization included a proposed settlement of an adversary complaint filed by the Creditors Committee challenging certain security interests granted by TERI to the Trusts, as well as other provisions that would affect the claims of the Trusts. Each of the Trusts voted, or were deemed to have voted, in favor of the Plan of Reorganization in April 2010, thereby electing to accept settlement of the adversary proceeding and their respective claims. The Bankruptcy Court subsequently made findings at the confirmation hearing that the Plan of Reorganization met the requirements for confirmation under the Bankruptcy Code. Following such hearing, however, TERI and the Creditors Committee filed a motion to modify the Plan of Reorganization. In July 2010, the Bankruptcy Court denied the motion and also vacated the earlier findings that the Plan of Reorganization met the requirements for confirmation.

In August 2010, TERI and the Creditors Committee filed the Modified Plan of Reorganization and a motion seeking approval of revised disclosure materials and procedures by which creditors who previously voted on the Plan of Reorganization would have the opportunity to change their vote with respect to the Modified Plan of Reorganization. Each of the Trusts voted, or were deemed to have voted, in favor of the Modified Plan of Reorganization in September 2010, thereby electing to accept settlement of the adversary proceeding and their respective claims. On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which will become effective on a date to be determined by the Creditors Committee provided that the conditions for effectiveness set forth in the Modified Plan of Reorganization have been met.

In October 2008, we filed proofs of claim against TERI alleging damages and other claims in the aggregate contingent amount of $87.0 million. On October 8, 2010, FMD, FMER and FMDS entered into the Stipulation, settling certain claims against TERI. The receivables from TERI recorded on our balance sheet at September 30, 2010 were limited to the aggregate balances in pledged accounts available to the securitization trusts under the Modified Plan of Reorganization. We did not record at September 30, 2010 any additional receivables in respect of our claims settled by the Stipulation. Any amounts recovered from TERI or liabilities released pursuant to the Stipulation will be recorded as a gain in the period in which they are realized.

See Note 18, “Subsequent Events,” for additional information regarding the Stipulation and Modified Plan of Reorganization.

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

(d) Agreements with Lender Clients

Under the terms of loan purchase agreements entered into with lender clients prior to fiscal 2010, we generally had an obligation to use our best efforts to facilitate the purchase of the client’s TERI-guaranteed education loans during a specified loan purchase period. The length of the loan purchase period varied by client and generally ranged from 195 days to 555 days following final loan disbursement. Under the terms of certain of our loan purchase agreements, if we failed to facilitate a purchase in breach of our obligations, our liability would be limited to liquidated damages of one percent of the total principal amount of the education loans as to which the loan purchase period had expired. Those loan purchase agreements that limited our liability to liquidated damages generally provided that our obligation to close a securitization was subject to the condition that no “market disruption event” had occurred. Under certain of these loan purchase agreements, the TERI Reorganization constituted a “market disruption event,” suspending our contractual obligation to close a securitization. Any liquidated damages would have been due at expiration of the relevant loan purchase period, which would not have occurred for a period of time after the market disruption event ceased. On October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization pursuant to which TERI will reject its guaranty agreements. See Note 18, “Subsequent Events—TERI Modified Plan of Reorganization,” for additional information regarding the Modified Plan of Reorganization. The rejection of TERI’s guaranty agreements will generally terminate our purchase obligations under our loan purchase agreements. No amounts were accrued in the financial statements with respect to potential liabilities under these loan purchase agreements as of September 30, 2010.

(12) Segment Reporting

Operating results by segment were as follows:

	Three months ended September 30,
	2010				2009
	Loan Operations	Securitization Trusts	Eliminations	Total	Loan Operations	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
		(As restated)		(As restated)
Revenues:
Net interest income:
Interest income	$480	$87,451	$10	$87,941	$4,454	$4,028	$8,482
Interest expense	(383)	(18,043)	—	(18,426)	(841)	(3,201)	(4,042)

Net interest income	97	69,408	10	69,515	3,613	827	4,440
Provision for loan losses	(59)	(107,064)	—	(107,123)	50	—	50

Net interest income (loss) after provision for loan losses	38	(37,656)	10	(37,608)	3,663	827	4,490
Non-interest revenues:
Asset servicing fees:
Fee income	978	—	—	978	2,102	—	2,102
Fee updates	91	—	—	91	160	—	160

Total asset servicing fees	1,069	—	—	1,069	2,262	—	2,262
Additional structural advisory fees and residuals—trust updates	(710)	—	78	(632)	1,187	—	1,187
Administrative and other fees	4,647	293	(2,687)	2,253	5,768	(171)	5,597

Total non-interest revenues	5,006	293	(2,609)	2,690	9,217	(171)	9,046

Total revenues	5,044	(37,363)	(2,599)	(34,918)	12,880	656	13,536
Non-interest expenses:
Compensation and benefits	7,871	—	—	7,871	8,137	—	8,137
General and administrative expenses	12,160	11,770	(2,833)	21,097	17,654	535	18,189
Losses on education loans held for sale	—	—	—	—	60,403	63,523	123,926

Total non-interest expenses	20,031	11,770	(2,833)	28,968	86,194	64,058	150,252

Income (loss) before income taxes	(14,987)	(49,133)	234	(63,886)	(73,314)	(63,402)	(136,716)
Income taxes	1,082	—	—	1,082	(6,939)	1,548	(5,391)

Net income (loss)	$(16,069)	$(49,133)	$234	$(64,968)	$(66,375)	$(64,950)	$(131,325)

Net income (loss) per basic and diluted share	$(0.16)	$(0.49)	$0.01	$(0.64)	$(0.67)	$(0.65)	$(1.32)
Basic and diluted weighted-average shares outstanding				100,762			99,156

	September 30, 2010
	Loan Operations	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
		(As restated)		(As restated)
Total assets	$425,597	$7,866,173	$(41,371)	$8,250,399
Total liabilities	108,122	8,905,581	(35,967)	8,977,736
Total stockholders’ equity (deficit)	317,475	(1,039,408)	(5,404)	(727,337)

Our Loan Operations segment includes all of our services to owners of education loans for program design, program support, loan origination, portfolio management, trust administration and asset servicing, including services provided to our Securitization Trusts segment. In addition, the operations of our bank subsidiary, Union Federal, are included in Loan Operations. The financial results of our Securitization Trusts segment relate only to the 14 consolidated securitization trusts that resulted from a change in accounting principle effective July 1, 2010, prospectively. The net deficit of entities included in our Securitization Trusts segment does not represent economic exposure to our stockholders. The trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its operating subsidiaries or any other securitization trust. Any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. The amounts presented in “Eliminations” for the three months ended September 30, 2010 relate to income recognized by our Loan Operations segment and expenses recognized by our Securitizations Trusts segment for services provided by Loan Operations, as well as the elimination of the residual interests held by Loan Operations in the GATE Trusts. The amounts presented in “Deconsolidation and Eliminations” for the three months ended September 30, 2009 relate to the operating results of UFSB-SPV, deconsolidated effective July 1, 2010, and the related tax adjustments and inter-company eliminations recorded as a result of consolidating UFSB-SPV in prior periods. Such amounts are presented separately from Loan Operations to allow for comparability between periods. See Note 1, “Nature of Business,” for a more detailed description of our reporting segments.

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

(15) Income Taxes

Income tax expense for the first quarter of fiscal 2011 was $1.1 million. The income tax benefit was $5.4 million for the first quarter of fiscal 2010. Beginning in fiscal 2011, we no longer have any carrybacks to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of September 30, 2010, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating loss for three months ended September 30, 2010, and we recorded expense accruals related to unrecognized tax benefits. Our net deferred tax liability increased during the three months ended September 30, 2010 by $0.4 million, and we, therefore, incurred deferred state tax expense. For the first quarter of fiscal 2010, we recorded an income tax benefit for a limited amount of losses, as these losses could be carried back to offset taxable income in earlier periods.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2010. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Net unrecognized tax benefits were $30.9 million at September 30, 2010 and June 30, 2010. At September 30, 2010, we had $6.4 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $5.8 million accrued for interest and no amounts accrued for the payment of penalties.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) was signed into law. Under the WHBAA, we were permitted to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend to be declared and paid by Union Federal to FMD of up to $29.0 million. As of November 9, 2010, Union Federal had not paid such dividend.

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

(16) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2010	2009
	(dollars and shares in thousands, except per share amounts)
	(As restated)	(As restated)
Net loss	$(64,968)	$(131,325)
Net loss per common share:
Basic	$(0.64)	$(1.32)
Diluted	(0.64)	(1.32)
Weighted-average shares outstanding:
Basic	100,762	99,156
Diluted	100,762	99,156
Anti-dilutive common stock equivalents	8,910	7,717

As a result of the net losses for the periods presented, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include restricted stock units, Series B Non-Voting Convertible Preferred Stock and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the report date.

(17) Union Federal Regulatory Matters

(a) Regulatory Capital Requirements

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Union Federal’s equity capital was $42.6 million at September 30, 2010.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	September 30, 2010	June 30, 2010
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	125.9%	124.8%
Total capital	8.0	10.0	126.5	125.5
Tier 1 leverage ratio	4.0	5.0	34.2	27.9

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

(18) Subsequent Events

(a) TERI Stipulation

In October 2008, FMD and FMER asserted claims against TERI’s bankruptcy estate in the aggregate amount of $87.0 million, including damages related to the rejection by TERI of its contracts with FMD and FMER. In addition, FMDS asserted claims, unliquidated in amount, seeking indemnification and reimbursement for fees incurred as administrator of securitization trusts holding TERI-guaranteed private education loans.

On October 8, 2010, FMD, FMER and FMDS (FM Stipulation Parties) entered into the Stipulation with TERI and the Creditors Committee. The Bankruptcy Court entered an order approving the Stipulation on October 18, 2010. Except as otherwise noted below, the Stipulation resolved all claims and controversies among the FM Stipulation Parties and TERI. The Stipulation provided, among other things:

•	FMD and FMER have allowed unsecured, non-priority claims against TERI’s bankruptcy estate in the aggregate amount of approximately $28.1 million;

•

Excluding the FM Stipulation Parties’ obligations under the Stipulation, TERI provided a general release in favor of the FM Stipulation Parties and their affiliates relating to all claims arising prior to October 18, 2010, subject to a carve-out for a dispute relating to certain obligations and restrictions that FMD and FMER allege continue to apply to TERI’s use of certain loan data (Dispute);

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

The Modified Plan of Reorganization generally provides for the following in the case of the Trusts, including the NCSLT Trusts, each of which voted or was deemed to vote in favor of the Modified Plan of Reorganization:

•	Each NCSLT Trust’s claims, and the adversary proceeding relating to such trust’s security interests, will be settled;

•

The claims estimation methodology developed by the Creditors Committee forms the basis for estimating the NCSLT Trusts’ contingent guaranty claims based on future loan defaults. In most cases, those claims will exceed the available collateral, and the excess will be treated as unsecured claims against TERI’s estate in amounts specified in the Modified Plan of Reorganization;

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

We use the terms “we,” “us” and “our” in this quarterly report to refer to the business of The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities, or VIEs, on a consolidated basis. We use the term “First Marblehead” or “FMD” in this quarterly report to refer to the business of The First Marblehead Corporation on a stand-alone basis.

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

Restatement of Unaudited Financial Statements

On May 10, 2011, we announced that our board of directors, in consultation with management, our audit committee and KPMG LLP, our independent registered public accounting firm, concluded that certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which was originally filed with the SEC on November 9, 2010 and which we refer to as the Original Q1, as well certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, which was originally filed with the SEC on February 9, 2011 and which we refer to as the Original Q2, should no longer be relied upon.

Effective July 1, 2010, we adopted Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17. As a result, we consolidated 14 securitization trusts that were previously accounted for off-balance sheet.

We do not own any of the residual interests in 11 of the consolidated trusts, which we refer to as the NCSLT Trusts. In addition, the NCSLT Trusts have been structured to provide recourse only to the assets of that particular securitization trust and not to the assets of FMD, its subsidiaries or any other securitization trust. Under Accounting Standards Codification, or ASC, 810, Consolidation, or ASC 810, we are nonetheless required to consolidate the NCSLT Trusts as a result of our additional structural advisory fee receivables from the NCSLT Trusts and the services we provided to the NCSLT Trusts related to default prevention and collections management.

In the Original Q1 and the Original Q2, we, in consultation with KPMG LLP, presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in our consolidated balance sheets, as a separate component of stockholders’ equity. In addition, in our consolidated statements of operations, we allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to First Marblehead stockholders.

On May 9, 2011, KPMG LLP reported to our board of directors and our audit committee that our allocations to non-controlling interests were not consistent with U.S. generally accepted accounting principles, or GAAP. Instead, under GAAP the NCSLT Trusts’ asset performance, including losses, should be allocated to FMD until the trusts are deconsolidated or trust liabilities are extinguished.

As a result, we have restated our unaudited financial statements contained in the Original Q1 and the Original Q2, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our restated consolidated statements of operations. Our restated financial results included in this amendment to the Original Q1, which we refer to as the Q1 Amendment, include the losses generated by the NCSLT Trusts in our net loss and net loss per share for the three months ended September 30, 2010, and our accumulated deficit as of September 30, 2010. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in our statements of operations, our rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. Our restated consolidated balance sheet as of September 30, 2010 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Q1 Amendment and in Note 3, “Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years,” included in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

Executive Summary

Overview

The presentation of our financial results for the fiscal quarter ended September 30, 2010 significantly differs from prior periods due to the adoption of ASU 2009-16 and ASU 2009-17, as described in more detail in Note 2, “Summary of Significant Accounting Policies—Consolidation” and Note 4, “Change in Accounting Principle,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective as of July 1, 2010, we have consolidated 14 VIEs. These VIEs are securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we have deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result, beginning with this quarterly report, we will report on two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Loan Operations” throughout this quarterly report. The financial results of our Loan Operations segment have generally been derived from our services relating to private education loans, as further described below.

The VIEs consolidated upon our adoption of ASU 2009-16 and 2009-17 consist of 14 securitization trusts that purchased portfolios of private education loans facilitated by us during our fiscal years 2003 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts that we have facilitated financed purchases of private education loans by issuing debt to third-party investors. The education loans purchased by the NCSLT Trusts were initially subject to a repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are NCSLT Trusts and three are NCT Trusts. We refer to the consolidated NCT Trusts as the GATE Trusts. We present the financial results of the 14 consolidated securitization trusts as a single segment referred to as “Securitization Trusts” throughout this quarterly report. Administration of such trusts, including investor reporting and default prevention and portfolio management services, is provided by our Loan Operations segment.

For the three months ended September 30, 2010, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues recorded by our Loan Operations segment, and expenses recorded by our Securitization Trusts segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to initial securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Loan Operations segment in the GATE Trusts.

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

Loan Operations

Under our Loan Operations segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing private education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated, portfolio management services and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. We sold the Trust Certificate in fiscal 2009, and NC Residuals Owners Trust held our residual interests in securitization trusts holding education loans initially subject to a repayment guaranty by TERI, which we refer to as the Trusts, including the NCSLT Trusts.

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

Historically, the driver of our results of operations and financial condition for our Loan Operations segment was the volume of private education loans for which we provided outsourcing services from loan origination through securitization. In addition, asset-backed securitizations were our sole source of permanent financing for our clients’ private education loan programs, and substantially all of our income was derived from securitizations. Securitization refers to the technique of pooling private education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. In the past, we offered our clients a fully integrated suite of outsourcing services, but we did not charge separate fees for many of those services. Although we provided those various services without charging a separate fee, or at “cost” in the case of loan processing services, we generally entered into agreements with the lender clients giving us the exclusive right to securitize the private education loans that they did not intend to hold. For our past securitization services, we are entitled to receive additional structural advisory fees and residual cash flows from certain securitization trusts over time.

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

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As such, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Loan Operations segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits would ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold private education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, or Bankruptcy Code. We refer in this quarterly report to TERI’s bankruptcy proceedings as the TERI Reorganization and to the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010 as the Modified Plan of Reorganization. The TERI Reorganization has had a material adverse effect on the ability of the NCSLT Trusts to realize guaranty obligations of TERI. Under the Modified Plan of Reorganization, which was confirmed on October 29, 2010, TERI will reject its guaranty agreements and settle claims with these securitization trusts upon the effectiveness of the Modified Plan of Reorganization. TERI’s rejection of its obligations under the guaranty agreements, combined with higher levels of defaults than initially projected, has had, and will likely continue to have, a material adverse impact on the financial condition of our Securitization Trusts segment.

Business Trends and Uncertainties

The following discussion of business trends and uncertainties is focused on our Loan Operations segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third-party in fiscal 2009. Although we are required under GAAP to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations and earnings or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit (as restated) as of September 30, 2010 included a deficit of $1.03 billion related to the NCSLT Trusts. Any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders is limited to the value of our service revenue receivables from these trusts, which constitute our variable interests, recorded by our Loan Operations segment. At

September 30, 2010, our Loan Operations segment had service revenue receivables of $38.6 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profits generated by the trusts will ultimately be realized by our stockholders in the form of residual cash flow payments.

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

Two significant events occurred in October 2010 relating to the TERI Reorganization. First, on October 18, 2010, the United States Bankruptcy Court for the District of Massachusetts, which we refer to as the Bankruptcy Court, approved a stipulation, which we refer to as the Stipulation, among FMD, First Marblehead Education Resources, Inc., First Marblehead Data Services, Inc., TERI and the official committee of unsecured creditors of TERI, which we refer to as the Creditors Committee, generally resolving claims and controversies among the parties. In addition, on October 29, 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization. The Stipulation and the Modified Plan of Reorganization are more fully described in Note 18, “Subsequent Events,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

Changes in any of the following factors could materially affect our financial results:

•	the level of market acceptance of our Monogram platform and our fee-for-service offerings;

•

demand for private education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under the federal government’s programs and legislation recently passed or under consideration as of November 9, 2010;

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

•

general interest rate and consumer credit environments, including their effect on our assumed discount rate, default and prepayment rates, the forward London Interbank Offered Rate, or LIBOR, curve and the securitization trusts’ ability to recover principal and interest from borrowers;

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

Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating inter-company accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing loans that we facilitated because each of the securitization trusts created after January 31, 2003 met the criteria to be a qualified special purpose entity, or QSPE, as defined by ASC 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities, or ASC 860-40. Prior to July 1, 2010, a QSPE was exempt from consolidation. In addition, the securitization trusts created prior to January 31, 2003 in which we held a variable interest that could have resulted in our being considered the primary beneficiary of such trusts were amended in order for those trusts to be considered QSPEs and, as such, were exempt from consolidation.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17.

ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810. ASU 2009-17 updated ASC 810 to require that certain types of enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

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

Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV’s economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 4, “Change in Accounting Principle,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

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

A private education loan is considered to be in default when it is approximately 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for private education loans with a high probability of default at the balance sheet date. Such default estimates are based on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the private education loan portfolios at the balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for private education loan losses are subject to a number of assumptions, including default, recovery and prepayment rates, as well as the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are the same as those used for the estimated fair value of our service revenue receivables, as described more fully in “—Service Revenue Receivables and the Related Revenues—Private Education Loan Performance and Other Assumptions.” These assumptions are based on the status of private education loans at the balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for private education loans recorded in the statement of operations could be material.

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

Private education loans held to maturity are placed on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place a private education loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and charged against interest revenue. For private education loans on non-accrual status but not yet charged-off, interest revenue is recognized on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to ever being charged-off, or “cures” the private education loan, the loan is taken off of non-accrual status and recognition of interest revenue is continued. Once a loan has been charged off, all payments made by the borrower are applied to outstanding principal and income is only recorded on a cash basis when all principal has been recovered.

Service Revenue Receivables and the Related Revenues

Asset Servicing Fees. We are entitled to receive asset servicing fees from the third-party owner of the Trust Certificate for services that we provide on an ongoing basis. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions from the Trusts available to the third-party owner of the Trust Certificate. We record asset servicing fee income at fair value, based on the estimated present value of the fees earned during the reporting period, and we record changes in the estimated fair value of fees earned in prior periods as asset servicing fee updates.

Asset servicing fees are based on the amount of outstanding private education loans held by the Trusts, and our receipt of such fees is contingent on the performance of the Trusts, eleven of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

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

The majority of our additional structural advisory fees and a significant portion of our residuals are due from consolidated securitization trusts and are eliminated upon consolidation. We have no ownership interest in the Trusts, but the financial performance of the Trusts, both the NCSLT Trusts and off-balance sheet Trusts, impacts the ability of our Loan Operations segment to recover service revenue receivables due from these Trusts and the third-party owner of the Trust Certificate. Accordingly, we continue to report additional structural advisory fees and residuals—trust updates, prior to elimination, under Loan Operations in our segment results.

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

Results of Operations—Three months ended September 30, 2010 and 2009

We, in conjunction with our independent registered public accounting firm, identified certain errors in the levels of reserves recorded for deferred tax assets in fiscal 2010 and fiscal 2009. We have assessed the materiality of these errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The correction of these amounts is reflected in the table below and in our consolidated statements of operations (as restated) and our balance sheets (as restated) included in this quarterly report and will continue to be reflected in our future reports that we file pursuant to the Exchange Act. See Note 3, “Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years,” in the notes to our unaudited consolidated financial statements (as restated) included in Item 1 of Part I of this quarterly report for the impact of the corrections on previously reported consolidated statements of operations by quarter for fiscal 2010, for the full years fiscal 2010 and fiscal 2009 and for our consolidated balance sheets at June 30, 2010 and 2009.

The following table summarizes our results of operations by reporting segment:

	Three months ended September 30,
	2010				2009
	Loan Operations	Securitization Trusts	Eliminations	Total	Loan Operations	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
		(As restated)		(As restated)
Revenues:
Net interest income (loss) after provision for loan losses	$38	$(37,656)	$10	$(37,608)	$3,663	$827	$4,490
Total non-interest revenues	5,006	293	(2,609)	2,690	9,217	(171)	9,046

Total revenues	5,044	(37,363)	(2,599)	(34,918)	12,880	656	13,536
Total non-interest expenses	20,031	11,770	(2,833)	28,968	86,194	64,058	150,252

Income (loss) before income taxes	(14,987)	(49,133)	234	(63,886)	(73,314)	(63,402)	(136,716)
Income tax expense (benefit)	1,082	—	—	1,082	(6,939)	1,548	(5,391)

Net income (loss)	$(16,069)	$(49,133)	$234	$(64,968)	$(66,375)	$(64,950)	$(131,325)

Net income (loss) per basic and diluted share	$(0.16)	$(0.49)	$0.01	$(0.64)	$(0.67)	$(0.65)	$(1.32)

Basic and diluted weighted-average shares outstanding				100,762			99,156

Net loss for the three months ended September 30, 2010 was $65.0 million (as restated), or $0.64 per diluted share (as restated). The net loss included from the Securitization Trusts segment $50.7 million of losses, or $0.50 per diluted share, from the NCSLT Trusts, which was offset by income of $1.6 million, or $0.01 per diluted share, from the GATE Trusts, for which we own 100% of the residuals. The net loss for the three months ended September 30, 2009 of $131.3 million reflects net losses attributable to UFSB-SPV, which was deconsolidated on July 1, 2010, of $65.0 million.

With respect to our Loan Operations segment, total revenues for the three months ended September 30, 2010 were down $7.8 million compared to total revenues for the three months ended September 30, 2009. The decline in net interest income after provision for loan losses reflects $4.1 million of interest on education loans held for sale by Union Federal recorded in fiscal 2010. The majority of these loans were sold in the second quarter of fiscal 2010. This decrease was somewhat offset by lower deposit interest expense of $0.5 million in the fiscal 2011 period. The decrease in non-interest revenues of $4.2 million reflects higher losses on trust updates of residuals for off-balance sheet VIEs of $1.9 million, a decline of $1.2 million for asset servicing fees and a decrease of $1.1 million for administrative and other fees. Non-interest expenses were down $66.2 million quarter over quarter due to $60.4 million of losses on education loans held for sale recorded by Union Federal in fiscal 2010, lower occupancy costs due to sub-lease losses recorded in fiscal 2010, lower depreciation due to certain fixed assets being fully depreciated and lower third-party services expenses for reduced legal costs. The tax expense for the three months ended September 30, 2010 principally reflects expense accruals related to unrecognized tax benefits and an increase in deferred state tax liabilities. The tax benefit for the three months ended September 30, 2009 reflects the recognition of losses that could be carried back to offset taxable income in previous periods, offset by the expense accruals related to unrecognized tax benefits.

With respect to our Securitization Trusts segment, total revenues for the first quarter of fiscal 2011 reflect net interest income of $69.4 million and a provision for loan losses of $107.1 million. Total non-interest expenses reflect general operating expenses of $11.6 million and a loss of $146 thousand on the fair value adjustment to additional structural advisory fees due to the Loan Operations segment. The consolidated securitization trusts carry their liabilities for additional structural advisory fees at fair value in their balance sheets. The Securitization Trusts segment gain is eliminated in consolidation, as well as the loss recorded in revenue by the Loan Operations segment.

The following sections provide more detail on the products and financial results of our reporting segments:

Loan Operations

In our Loan Operations segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing private education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We provide trust administration and default prevention and management services to the securitization trusts that we facilitated, asset servicing to the third-party owner of the Trust Certificate, and certain other services on a stand-alone, fee-for-service basis. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform. Prior period Loan Operations financial results do not include the financial results of UFSB-SPV, which has been presented separately in “Deconsolidation and Eliminations” for segment reporting purposes.

We include in Loan Operations results the operations of our bank subsidiary, Union Federal, a federally chartered thrift that offers residential and commercial mortgage loans, and retail savings, money market and time deposit products. During the second quarter of fiscal 2010, we announced that we had begun exploring strategic alternatives for Union Federal, including a potential sale.

The following are the results of operations for our Loan Operations segment, excluding the results of UFSB-SPV for prior periods:

	Three months ended September 30,		Change between periods
	2010	2009	2010 -2009
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$480	$4,454	$(3,974)
Interest expense	(383)	(841)	458

Net interest income	97	3,613	(3,516)
Provision for loan losses	(59)	50	(109)

Net interest income after provision for loan losses	38	3,663	(3,625)
Non-interest revenues:
Asset servicing fees:
Fee income	978	2,102	(1,124)
Fee updates	91	160	(69)

Total asset servicing fees	1,069	2,262	(1,193)
Trust updates:
Additional structural advisory fees	871	363	508
Residuals	(1,581)	824	(2,405)

Total trust updates	(710)	1,187	(1,897)
Administrative and other fees	4,647	5,768	(1,121)

Total non-interest revenues	5,006	9,217	(4,211)

Total revenues	5,044	12,880	(7,836)
Non-interest expenses:
Compensation and benefits	7,871	8,137	(266)
General and administrative expenses	12,160	17,654	(5,494)
Losses on education loans held for sale	—	60,403	(60,403)

Total non-interest expenses	20,031	86,194	(66,163)

Loss before income taxes	(14,987)	(73,314)	58,327
Income tax benefit	1,082	(6,939)	8,021

Net loss	$(16,069)	$(66,375)	$50,306

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

Non-Interest Revenues—Asset Servicing Fees

In March 2009, we entered into the Asset Services Agreement with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support their ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee, based on the aggregate outstanding principal balance of the private education loans owned by the Trusts. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Our asset servicing fee receivables were $6.8 million and $5.8 million at September 30 and June 30, 2010, respectively, recorded at fair value in the balance sheet based on the estimated net present value of future cash flows. See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates.

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
Residuals:
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

The increase in fair value of additional structural advisory fee receivables is primarily related to the decrease in the discount rate for certain trusts and accretion for the passage of time. The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables recognized by Loan Operations:

	Three months ended, September 30,
	2010	2009
	(dollars in thousands)
Fair value, beginning of period:
Due from Securitization Trusts	$33,473	$55,130
Due from off-balance sheet VIEs	1,203	—

Total additional structural advisory fee receivables, beginning of period	34,676	55,130
Cash received from trust distributions of off-balance sheet VIEs	(294)	(24)
Trust updates—off-balance sheet VIEs	725	363
Trust updates—Securitization Trusts	146	—

Fair value, end of period:
Due from Securitization Trusts	33,619	55,469
Due from off-balance sheet VIEs	1,634	—

Total additional structural advisory fee receivables, end of period	$35,253	$55,469

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

	Three months ended September 30,		Change between periods
	2010	2009	From 2010 to 2009
	(dollars in thousands)
Compensation and benefits	$7,871	$8,137	$(266)
General and administrative expenses:
Third-party services	5,336	6,059	(723)
Depreciation and amortization	2,527	3,693	(1,166)
Occupancy and equipment	2,453	6,336	(3,883)
Other	1,844	1,566	278

Total—general and administrative expenses	12,160	17,654	(5,494)
Losses on education loans held for sale	—	60,403	(60,403)

Total non-interest expenses	$20,031	$86,194	$(66,163)

Total number of full and part-time employees at fiscal quarter-end	226	228	(2)

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

Losses on Education Loans Held for Sale. We did not hold any private education loans held for sale during the first quarter of fiscal 2011. During the first quarter of fiscal 2010, we recorded losses on private education loans held for sale of $60.4 million for our Loan Operations segment. These private education loans, held by Union Federal, were classified as held for sale because we were actively seeking a buyer for such loans as a result of a supervisory agreement, or Supervisory Agreement, between FMD and the OTS. During the second quarter of fiscal 2010, we received a bid from an unrelated third party on a portion of the private education loans of Union Federal, which represented approximately 88% of Union Federal’s total portfolio. That bid served as the basis for the fair value reported at September 30, 2009. During the second quarter of fiscal 2010, sale of this portion of the portfolio to the unrelated third party was completed, and Union Federal’s remaining loans were sold to a non-bank subsidiary of FMD and reclassified as held to maturity.

Income Taxes

Our effective income tax rate is calculated on a consolidated basis. For segment reporting, we record all income tax benefit or expense in our Loan Operations segment because the securitization trusts are considered pass-through entities for tax purposes and, accordingly, the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trusts entities.

Income tax expense for the first quarter of fiscal 2011 was $1.1 million. The income tax benefit was $6.9 million for the first quarter of fiscal 2010. Beginning in fiscal 2011, we no longer have any carrybacks to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of September 30, 2010, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating loss for the three months ended September 30, 2010, and we recorded expense accruals related to unrecognized tax benefits. Our net deferred tax liability increased during the three months ended September 30, 2010 by $0.4 million, and we, therefore, incurred deferred tax expense. For the first quarter of fiscal 2010, we recorded an income tax benefit for a limited amount of losses, as these losses could be carried back to offset taxable income in earlier periods.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2010. We will continue to review the recognition of deferred state tax assets on a quarterly basis.

Net unrecognized tax benefits were $30.9 million at September 30, 2010 and June 30, 2010. At September 30, 2010, we had $6.4 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $5.8 million accrued for interest and no amounts accrued for the payment of penalties.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, was signed into law. Under the WHBAA, we were permitted to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend to be declared and paid by Union Federal to FMD of up to $29.0 million. As of November 9, 2010, Union Federal had not paid such dividend.

As a result of the sale of the Trust Certificate, which was effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for taxable years 2007, 2008 and 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who claims and receives a tax refund of a specified magnitude. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of the date of this quarterly report, the IRS has not proposed any adjustments in connection with its audit.

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

The following table reflects the financial results of our Securitization Trusts segment:

Three months ended September 30, 2010
(dollars in thousands)
Revenues:
Net interest income:
Interest income	$87,451
Interest expense	(18,043)

Net interest income	69,408
Provision for loan losses	(107,064)

Net interest loss after provision for loan losses	(37,656)
Administrative and other fees	293

Total revenues	(37,363)
Total general and administrative expenses	11,770

Net loss	$(49,133)

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

Provision for Loan Losses

We recorded a provision for loan losses of $107.1 million related to our Securitization Trusts segment for the three months ended September 30, 2010, including $106.7 million attributable to the NCSLT Trusts. The allowance for loan losses is adjusted for credit losses through a charge to a provision for loans losses. See “—Financial Condition—Loans” for a discussion on the allowance for loan losses and the credit quality of the related loans. The consolidated provision for loan losses is almost entirely related to assets held by our Securitization Trusts segment.

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

The consolidated securitization trusts carry liabilities for additional structural advisory fees due to our Loan Operations segment at fair value in the balance sheet. General and administrative expenses for the third quarter of fiscal 2011 reflect a loss of $146 thousand due to the increase in the fair value of the liability for additional structural advisory fees payable. This loss is eliminated in consolidation, as well as the gain recorded in revenue by the Loan Operations segment. See Note 8, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the determination of additional structural advisory fees—trust updates.

Trust administration fees are based on the volume of private education loans outstanding. Our Securitization Trust segment recognizes default prevention and management expenses based, in part, on the actual expenses incurred by our subsidiary, First Marblehead Education Resources, Inc., or FMER, in its capacity as special servicer, and based in part on the volume of private education loans outstanding. FMER’s reimbursement for expenses as special servicer are capped at monthly and aggregate amounts, and results of FMER are included in our Loan Operations segment. Servicer fees are based on the volume of private education loans outstanding. Trust collection costs vary with the collection activities pursued on defaulted loans. Other securitization trust expenses are generally fixed indenture costs.

Eliminations

For the three months ended September 30, 2010, the revenues and expenses included in “Eliminations” are primarily related to revenues recorded by our Loan Operations segment and expenses recorded by our Securitization Trust segment, relating to services provided to the 14 consolidated securitization trusts, including life-of-trust fees related to initial securitization structuring and ongoing fees for trust administration and default prevention and management, as discussed in the reporting segment operating results. In addition, “Eliminations” included the elimination of residual interests held by Loan Operations in the three consolidated GATE Trusts.

Deconsolidation and Eliminations

For the three months ended September 30, 2009, “Deconsolidation and Eliminations” primarily related to the operations of UFSB-SPV, which was deconsolidated on July 1, 2010 with the adoption of ASU 2009-16 and ASU 2009-17, and the related adjustments to deferred tax assets and inter- company eliminations that were recorded as a result of consolidating UFSB-SPV in prior periods to allow for comparability between periods.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Financial Condition

Consolidated Average Balance Sheet

The following table reflects the consolidated average balance sheet, net interest income, rates earned and paid on interest-earning assets and interest- bearing liabilities:

	Three months ended September 30,
	2010			2009
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$297,762	$182	0.24%	$160,711	$122	0.30%
Short-term investments and federal funds sold	51,982	77	0.59	9,323	2	0.07
Interest-bearing restricted cash and guaranteed investment contracts	164,583	94	0.23	—	—	—
Investments available for sale	4,104	51	4.83	8,063	104	5.13
Education loans held for sale	—	—	—	525,147	8,125	6.14
Education loans held to maturity	7,751,174	87,441	4.48	—	—	—
Mortgage loans held to maturity	8,238	96	4.62	9,763	129	5.24

Total interest-earning assets	8,277,843	87,941	4.21	713,007	8,482	4.72
Non-interest-bearing cash	4,768			1,157
Allowance for loan losses and lower of cost or fair value adjustments	(525,505)			(206,588)
Other assets	612,313			253,788

Total assets	$8,369,419			$761,364

Liabilities:
Time and savings account deposits	$64,499	$186	1.14%	$102,331	$471	1.83%
Money market account deposits	29,385	39	0.53	49,448	228	1.83
Education loan warehouse facility	—	—	—	229,795	3,200	5.53
Other interest-bearing liabilities	10,911	158	5.78	11,608	143	4.87
Long-term borrowings	8,918,701	18,043	0.79	—	—	—

Total interest-bearing liabilities	9,023,496	18,426	0.80	393,182	4,042	4.08
Non-interest-bearing deposits	29			2,043
All other liabilities	40,194			23,197

Total liabilities	9,063,719			418,422
Stockholders’ equity	(694,300)			342,942
Total liabilities and stockholders’ equity	8,369,419			761,364

Total interest-earning assets	$8,277,843			$713,007

Net interest income		$69,515			$4,440

Net interest margin			3.42%			2.47%

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

Restricted Cash and Guaranteed Investment Contracts

At September 30, 2010, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by consolidated securitization trusts of $151.2 million. The use of cash and investments held by securitization trusts is restricted to making payments for trust expenses, interest payments and principal paydowns on the debt of the particular trust holding the cash and guaranteed investment contracts, and is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each trust is subject to the investment guidelines per the applicable indenture. Allowable investments include but are not limited to obligations of the United States of America, guaranteed investment contracts issued by highly rated institutions, which do not have stated maturities, and money market funds. Changes in the balances of these funds are classified as investing activities in the consolidated statement of cash flows.

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

Education Loans Held to Maturity

Almost all private education loans held to maturity at September 30, 2010 are held by the 14 securitizations trusts that we consolidated effective July 1, 2010. Through the securitization process, these special purpose statutory trusts purchased private education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the loans. The debt instruments issued by the securitization trusts to finance the purchase of these private education loans are collateralized by the purchased loan portfolios. At September 30, 2010, the majority of the loans held by our Securitization Trusts segment were TERI-guaranteed private education loans held by the NCSLT Trusts. As a result of the TERI Reorganization, our Securitization Trusts segment has experienced a material negative effect on its ability to realize guaranty obligations of TERI. Certain securitization trusts we facilitated hold loans that were never guaranteed by TERI but benefit from other credit enhancement. Defaults of loans in these trusts may be covered by the borrowers’ educational institutions, up to specified limits, or if covered, may be sold to a non-related bank at cost.

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

The following terms are used to describe the borrowers’ payment status:

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

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at September 30, 2010:

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

Total Stockholders’ Equity

Effective July 1, 2010, upon adoption of ASU 2009-16 and ASU 2009-17, we recorded a decrease to opening retained earnings of $880.1 million (as restated) as the cumulative effect of a change in accounting principle. This amount represented the net deficit attributable to the 14 newly consolidated securitization trusts, including $979.0 million for the NCSLT Trusts, as well as the reversal of residual interests recognized in prior periods for entities consolidated, partially offset by the reversal of certain related deferred tax asset valuation allowances and the net deficit of the deconsolidated UFSB-SPV. Total stockholders’ equity at September 30, 2010 (as restated) includes in retained earnings the deficit of the NCSLT Trusts of $1.03 billion, which will never be realized by our stockholders because we have no ownership interest in these trusts.

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

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of sources and uses of cash on a GAAP basis as presented in our consolidated statements of cash flows included in our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report. We also use a non-GAAP financial metric, “net operating cash usage” when evaluating our cash and liquidity position, discussed in detail under “—Net Operating Cash Usage” below.

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

Cash provided by investing activities of $103.4 million for the three months ended September 30, 2010 was primarily due to a net $25.3 million decrease in restricted cash and guaranteed investment contracts, and receipt from borrowers of $78.4 million in private education loan principal by the consolidated securitization trusts. Cash provided by investing activities of $4.7 million for the first quarter of fiscal 2010 was primarily due to the net reduction in federal funds sold, available-for-sale investments and mortgage loans held to maturity offset by a decrease in restricted cash.

Cash used in financing activities was $145.1 million during the first quarter of fiscal 2011, primarily reflecting the principal paydowns on long-term borrowings by securitization trusts of $114.6 million. In addition, deposit volumes decreased $29.3 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal as we better align deposit rates to the yields available on Union Federal’s assets. We do not anticipate that this change in funding strategy will impact our ability to evaluate and pursue strategic alternatives for Union Federal. Cash used in financing activities in the first quarter of fiscal 2010 reflected payments under capital leases and for borrowings under the private education loan warehouse facility partially offset by increases in the volume of deposits.

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

Union Federal’s equity capital was $42.6 million at September 30, 2010, down slightly from $43.4 million at June 30, 2010, due to net losses for the first quarter of fiscal 2011. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2010 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2010	June 30, 2010

Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	125.9%	124.8%
Total capital	8.0	10.0	126.5	125.5
Tier 1 (core) capital ratio	4.0	5.0	34.2	27.9

In October 2010, the OTS approved a dividend from Union Federal to First Marblehead of up to $29.0 million. On a pro forma basis, if Union Federal were to have paid the full amount of the dividend during the first quarter of fiscal 2011, Union Federal’s Tier 1 and Total risk-based capital ratios would have been 38.7% and 39.4%, respectively, and its Tier 1 (core) capital ratio would have been 13.7%.

Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” and that was not prepared in accordance with GAAP. We define “net operating cash usage” to approximate cash requirements to fund operations. Net operating cash usage is not directly comparable to our consolidated statement of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourage the use of and emphasis on non-GAAP financial metrics and require companies to explain why a non-GAAP financial metric is relevant to management and investors.

Management and our board of directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. The non-GAAP financial measure is also used by us in our financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our quarterly and annual results, including our non-interest expense and quarter-end liquidity position, particularly in light of dislocations in the private education loan industry and the capital markets that have affected us. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how investors, analysts and financial news media may evaluate financial results.

There are limitations associated with reliance on any non-GAAP financial measure because it is specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. Nevertheless, by providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of our operating performance, consistent with management’s evaluation.

“Net operating cash usage” should be considered in addition to, and not as a substitute for or superior to, financial information prepared in accordance with GAAP. Net operating cash usage relates solely to our Loan Operations segment, and excludes the effects of income taxes, acquisitions, participation account funding and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss before income taxes, for the three months ended September 30, 2010 and 2009, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended September 30,
	2010	2009
	(dollars in thousands)
Loss before income taxes	$(63,886)	$(136,716)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	50,670	—
GATE Trusts	(1,771)	—
UFSB-SPV	—	63,402

Net loss before income taxes – Loan Operations	(14,987)	(73,314)
Adjustments for non-cash revenues and expenses:
Trust update (gains) losses – additional structural advisory fees and residuals:
Securitization Trusts segment	78	—
Off-balance sheet VIEs	632	(1,187)
Asset servicing fees	(1,069)	(2,262)
Depreciation and amortization	2,527	3,693
Stock-based compensation expense	1,051	1,540
Losses on education loans held for sale of Union Federal	—	60,403
Cash receipts from education loans, net of interest income accruals	89	(1,834)
Cash receipts from trust distributions	294	24
Other	(1,040)	(368)

Non-GAAP net operating cash usage	$(12,425)	$(13,305)

Operating cash used for the first quarter of fiscal 2011 decreased $0.9 million from the first quarter in fiscal 2010. The decrease was primarily due to lower third-party services expenses and higher cash receipts from trust distributions in fiscal 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In reaching this conclusion, they considered the impact of the significant deficiency in internal control over financial reporting discussed below, and determined that this significant deficiency did not indicate a material failure in our processes for recording, processing, summarizing and reporting information in our periodic SEC filings.

Inherent Limitations on Internal Control

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

Internal Control Relating to Evaluation of Deferred Tax Assets

Management has identified a significant deficiency in internal control over financial reporting relative to the evaluation of the realizability of certain of our deferred tax assets.

The process of evaluating the realizability of deferred tax assets is a subjective one. It involves, among other things, scheduling the expected reversals of existing temporary differences that give rise to deferred tax assets and liabilities. In connection with our quarterly review of the realizability of deferred tax assets, we identified a deficiency in our controls. Specifically, the review of our deferred tax asset analysis was not operating at a level of precision sufficient to provide reasonable assurance that all existing deferred tax assets would be considered in evaluating the realizability of deferred tax assets.

We determined that it was necessary to increase our deferred tax asset valuation allowances by approximately $5.4 million for certain deferred tax benefits recognized in the first and second quarters of fiscal 2011 related primarily to federal tax net operating loss carryforwards. In addition, we increased the deferred tax asset valuation allowances established in periods prior to July 1, 2010 by approximately $27 million for fiscal 2009 and $25 million for fiscal 2010. The affected deferred tax assets related to federal income tax benefits created by an uncertain state income tax position and unrealized losses included in our financial statements for decreases in the estimated fair value of education loans held for sale by UFSB-SPV, which was deconsolidated upon the adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010. The adjusted valuation allowance of $37 million pertaining to UFSB-SPV for prior periods has been credited to retained earnings as of July 1, 2010, the effective date of the deconsolidation of UFSB-SPV. The overall net effect to retained earnings as a result of these changes was a reduction of approximately $16 million.

Management has discussed these matters, and its conclusion, with the audit committee of our board of directors and KPMG LLP, our independent registered public accounting firm.

Internal Control Related to Adoption of ASU 2009-16 and ASU 2009-17

We have restated the unaudited financial statements contained in our quarterly reports for the quarters ended September 30, 2010 and December 31, 2010. The restatements were necessary because our financial statement presentation following the adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010 was inconsistent with GAAP. Specifically, under GAAP, the NCSLT Trusts’ asset performance, including losses, should have been allocated to FMD’s stockholders until such time as the trusts are deconsolidated or the trust liabilities are extinguished, rather than being allocated to “non-controlling interests.”

Management has evaluated whether this error indicates a deficiency in internal control over financial reporting. Management has consistently recognized that, as a result of certain factors, including our sale of the Trust Certificate to a third party in prior periods, the determination of the financial statement presentation of the consolidation of the NCSLT Trusts is very complex and involves interpretation and application of new and highly technical accounting standards.

In connection with the implementation of these new accounting standards during the six-month period leading up to the adoption as of July 1, 2010, we developed and executed a comprehensive adoption plan, which included: training key members of our accounting function; reviewing the requirements of the pronouncements and their application to various VIEs; adopting and implementing new accounting policies and procedures; reviewing legal agreements relating to the VIEs; preparing cash flow variability analyses; considering the financial statement presentation required by the pronouncements; communicating the progress of the implementation effort to senior management and the audit committee of the board of directors; and consulting with KPMG LLP.

While ASU 2009-16 and ASU 2009-17 do not specifically address the allocation of losses to non-controlling interests, in April 2010 we reached a judgment that it was appropriate in our circumstances to present the equity interests in the NCSLT Trusts as non-controlling interests in our balance sheets, as a separate component of stockholders’ equity, and to allocate the net losses generated by the NCSLT Trusts to non-controlling interests in our statements of operations. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to First Marblehead’s stockholders.

On May 9, 2011, KPMG LLP reported to our board of directors and audit committee that our allocations to non-controlling interests were not consistent with GAAP. As a result, we restated the unaudited financial statements contained in the Original Q1 and the Original Q2, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our consolidated statements of operations. Our restated financial results included the losses generated by the NCSLT Trusts in our net losses and net losses per share for the three and six months ended September 30, 2010 and December 31, 2010, respectively, and our consolidated deficit as of September 30, 2010 and December 31, 2010. Our restated consolidated balance sheets as of September 30, 2010 and December 31,2010 now reflect in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit.

Management has evaluated whether this matter resulted from a deficiency in internal control over financial reporting and has concluded that it did not. The primary factors considered in making this determination were that the accounting for this matter is highly complex and involves interpretation and application of new and highly technical accounting standards, and that the Company developed and executed a comprehensive implementation plan (including developing an adequate level of knowledge in the subject matter, communicating with the audit committee of the board of directors and consulting with subject matter experts as appropriate). In management’s view, First Marblehead took reasonable steps to implement the new accounting standards and the fact that our initial judgment regarding the appropriate presentation of the consolidation of the NCSLT Trusts was subsequently determined not to be consistent with the new standard does not indicate that our controls surrounding the accounting for the NCSLT Trusts were deficient.

Management has discussed these matters, and its conclusion, with the audit committee of our board of directors and KPMG LLP, our independent registered public accounting firm.

Changes to Internal Control and Remediation Plan for the Significant Deficiency

We have implemented remediation efforts to address the significant deficiency in our control over financial reporting as of September 30, 2010 with regard to deferred tax assets. We are in the process of strengthening and enhancing the reviews of our determination of the deferred tax asset valuation allowance. We have also appointed a new Chief Accounting Officer, who will have responsibility for, among other things, internal control over income tax accounting.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2010, which materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

•

The Creditors Committee has challenged the enforceability of certain of the trusts’ security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

•	The TERI Reorganization could adversely affect our cash flows from the securitization trusts.

•	Our potential recovery from TERI’s bankruptcy estate on our general unsecured claim is uncertain.

•	The price of our common stock may be volatile.

In addition, we added a risk factor entitled “We may acquire other businesses, and we may have difficulty integrating these businesses or generating an acceptable return from acquisitions,” and we have made material changes to the following risk factors as compared to the version disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2010:

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

We may offer additional prospective clients similar credit enhancement arrangements. We expect that the amount of any such credit enhancement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the underwriting guidelines with respect to such program. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement.

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

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its private education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s program to market private education loans continues to grow, or if Sallie Mae or Nelnet, Inc., which currently provides fee-based services for non-federally guaranteed loans, seeks to market more aggressively to third parties the full range of services that we offer. Other private education loan originators include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services.

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

In addition, if private education loans were or are marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated or violates any applicable law, state unfair and deceptive practices acts could impose liability on the holder of the loan or create defenses to the enforceability of the loan. Investigations by the New York Attorney General, the Attorneys General of other states, the United States Congress or others could have a negative impact on lenders’ desire to market private education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of private education loans.

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

On November 2, 2010, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, which we refer to as the Motion, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s use of historical loan data, which we refer to as the Data Restrictions, have lapsed. In general, the Data Restrictions have limited TERI to using or disclosing the loan data in connection with education loan guaranty programs offered and guaranteed by TERI. If the Bankruptcy Court grants the Motion or if TERI were to assert successfully that the Data Restrictions terminated in the context of the TERI Reorganization or otherwise, the competitive advantage of our loan database could diminish. Furthermore, as a result of the termination of our agreements with TERI in the context of the TERI Reorganization, we have lost access to continuing updates to the database of TERI-guaranteed loan performance data with regard to TERI-guaranteed loans that are held by neither the securitization trusts facilitated by us nor Union Federal.

If we are unable to protect the confidentiality of our historical loan database and proprietary information systems and processes, the value of our services and technology will be adversely affected.

We rely on trade secret laws and restrictions on disclosure to protect our historical loan database and proprietary information systems and processes. We have sought to limit TERI’s rights to use or disclose its historical loan database in the context of the TERI Reorganization, and we have entered into confidentiality agreements with third parties and with some of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. On November 2, 2010, TERI filed the Motion effectively requesting the Bankruptcy Court to rule that the Data Restrictions have lapsed. If the Bankruptcy Court grants TERI’s Motion or if TERI were to assert successfully that the Data Restrictions terminated in the context of the TERI Reorganization or otherwise, the competitive advantage of our loan database could diminish.

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

We may acquire other businesses or make strategic purchases of interests in other companies related to our business in order to grow, add product offerings or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

•	our management may be distracted by these acquisitions and may be forced to divert a significant amount of time and energy into integrating and running the acquired business;

•	we may not achieve the desired outcomes justifying the acquisition;

•	we may face difficulties integrating the acquired business’ operations and personnel; and

•	we may face difficulties incorporating the acquired technology into our existing product offerings.

Risks Related to Our Financial Reporting and Liquidity

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

As compensation for our past securitization activities, we were entitled to receive structural advisory fees and a portion of the residual interests in the securitization trusts that we facilitated. We received up-front structural advisory fees when the securitization trusts purchased the private education loans, and we continue to be entitled to receive additional structural advisory fees over time, based on the amount of private education loans outstanding in the trust over the life of the trust. As required under GAAP, we recognized the estimated fair value of up-front and additional structural advisory fees and residual receivables as revenue when the securitization trusts purchased the private education loans because receipt of our fees is not contingent on any further service requirement by us. Quarterly, we update our estimate of the fair value of our receivables, and changes to the fair value, less cash distributions, if any, are recorded as revenue (trust updates) in the period in which the change is made. We are entitled to asset servicing fees for additional services that we are contractually obligated to perform relating to the Trust Certificate. We recognize the net present value of asset servicing fees as our services are performed. The receipt of the fees is contingent, however, on distributions from the Trusts available to the third-party owner of the Trust Certificate. Quarterly, we update our assumptions with respect to the amount and timing of receipt of these fees, and record the changes in our estimates as revenue (fee updates) in the period in which the change is made.

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

If the actual performance of the private education loan portfolios held by some or all of the securitization trusts were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change, and the additional structural advisory fees and residuals that we receive from the trusts, and the asset servicing fees that we receive from the third-party owner of the Trusts’ residual interests, could be significantly less than that reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting default and recovery rates on loan portfolios could cause or contribute to differences between actual performance of the portfolios and our key assumptions. With regard to TERI, for purposes of estimating the fair value of our service revenue receivables, we assumed at September 30, 2010 that the application of the pledged accounts will occur in accordance with the terms of the Modified Plan of Reorganization.

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

Effective July 1, 2010, we consolidated 14 securitization trusts that we previously facilitated, and we deconsolidated UFSB-SPV. As a result, on the date of adoption, we recorded a net increase in total assets and total liabilities of approximately $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of approximately $880.1 million (as restated). We adjusted our opening retained earnings by $990.3 million (as restated) for the net deficit of the consolidated securitization, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including private education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees from other off-balance sheet VIEs that were not consolidated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Application of Critical Accounting Policies and Estimates—Consolidation,” included in Item 2 of Part I of this quarterly report for additional details regarding our adoption of ASU 2009-16 and ASU 2009-17.

ASU 2009-17 requires us to make additional judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices. Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment. Moreover, we are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with 18 unconsolidated VIEs for which we perform services related to default prevention and portfolio management. As of November 9, 2010, we had determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. In particular, the commencement by Ambac of a voluntary case under Chapter 11 of the Bankruptcy Code on November 8, 2010 could cause us to change our determination not to consolidate certain VIEs for which an affiliate of Ambac provides credit enhancement. Given the size of our VIEs, any decision to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Any such consolidations or deconsolidations, were they to occur, could make comparisons of our financial performance between periods challenging to investors.

The accounting for these matters is new and complex, particularly in light of our sale of the Trust Certificate to an unrelated third-party. We have determined that it was necessary to correct the financial statement presentation in this quarterly report with respect to non-controlling interest accounting. We may be required to adjust our financial statement presentation in the future as a result of new accounting standards or changes to current accounting standards.

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

In connection with Union Federal’s sale of private education loans in October 2009, we delivered a performance guaranty to the purchaser of the loan portfolio. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, we would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal is unable to perform its obligations under the loan purchase and sale agreement.

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

We may require additional funds for our products, operating expenses, credit enhancement for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through private education loan asset-backed securitizations. The securitization market, although more accessible than during the height of the financial crisis, continues to be available only on terms that are not acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of September 30, 2010, which include proceeds of tax refunds under audit as of November 9, 2010, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient to provide amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products and further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 17, “Union Federal Regulatory Matters—Regulatory Capital Requirements,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional details.

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

Risks Related to the TERI Reorganization

The Creditors Committee has challenged the enforceability of certain of the trusts’ security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.

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

The Bankruptcy Court’s June 2008 order granted parties rights to challenge the trusts’ security interests in the collateral other than the pledged accounts. In January 2009, the Creditors Committee filed an adversary complaint in the Bankruptcy Court against the owner trustee and indenture trustee of 17 securitization trusts, and against our subsidiary First Marblehead Data Services, Inc., or FMDS, as administrator of such trusts. The complaint generally alleges that the security interests granted by TERI to the trusts, excluding the security interests in the pledged accounts, are unperfected or may otherwise be avoided under the Bankruptcy Code. In particular, the complaint alleges that the trusts do not have enforceable rights to future recoveries on defaulted private education loans transferred by the trusts to TERI with an aggregate principal and accrued interest balance of more than $599.3 million as of September 30, 2010, or in amounts owed or transferred by TERI to pledged accounts after the filing of TERI’s petition for reorganization totaling more than $51.4 million as of September 30, 2010. In February 2009, pending resolution of the issues raised previously in the Creditors Committee’s complaint, the trusts generally suspended the transfer of defaulted loans to TERI and generally suspended requests for default claim payments from amounts in the pledged accounts.

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

Under the Modified Plan of Reorganization, the adversary complaint filed by the Creditors Committee would be dismissed with prejudice as part of the settlement of the NCSLT Trusts’ claims against TERI’s bankruptcy estate. If the Modified Plan of Reorganization does not become effective, or a successor plan that provides for settlement of the adversary complaint, is not consummated and if the Creditors Committee or any other party is successful in challenging the trusts’ security interests, the amount of pledged collateral available exclusively to a particular securitization trust to satisfy TERI’s guaranty obligations to that trust would decrease materially. As a result, the trust’s unsecured claims against TERI would increase proportionately. For example, recoveries from defaulted private education loans transferred to TERI, which have historically been used to replenish a particular trust’s pledged account, would instead become an asset of TERI’s bankruptcy estate available for distribution to other holders of claims. The settlement of the adversary complaint, in the context of the Modified Plan of Reorganization or otherwise, could also result in a material decrease in the amount of pledged collateral available exclusively to a particular securitization trust. A challenge to the security interests could delay distributions to creditors, and a successful challenge to the security interests could decrease materially the value of our additional structural advisory fees or our asset servicing fees by decreasing the pledged collateral available exclusively to the NCSLT Trusts.

The TERI Reorganization could adversely affect our cash flows from the securitization trusts.

In its role as guarantor, TERI agreed to reimburse lenders for unpaid principal and interest on defaulted loans. TERI had historically been the exclusive provider of borrower default guarantees for our clients’ private education loans. Under the terms of our past purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client’s TERI-guaranteed loans during a specified loan purchase period. Under the Modified Plan of Reorganization, which was confirmed on October 29, 2010, TERI will reject the guaranty agreements and settle its claims with the NCSLT Trusts.

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

Under the settlement provisions in the Modified Plan of Reorganization, a particular NCSLT Trust may receive all or a portion of its pledged account and may have an allowed unsecured claim against TERI’s estate. There can be no assurance, however, that amounts actually distributed to such NCSLT Trust from TERI’s bankruptcy estate will be sufficient to address the cashflow requirements of the

NCSLT Trust. Therefore, loan defaults would have a further adverse effect on the amount or timing of cash flows that would otherwise be expected to be generated by the NCSLT Trust, which would adversely affect the value of our service receivables, including our asset servicing and additional structural advisory fees.

Our potential recovery from TERI’s bankruptcy estate on our general unsecured claim is uncertain.

Notwithstanding the allowance of our unsecured claim in the aggregate amount of approximately $28.1 million pursuant to the Stipulation, the amount of our ultimate recovery from TERI’s bankruptcy estate in respect of our claims is difficult to estimate. The compensation and other operating expenses of TERI, together with the expenses of its professional advisors and those of the Creditors Committee, during the course of the reorganization proceeding will have consumed a significant portion of TERI’s unrestricted cash. Based on filings made with the Bankruptcy Court, TERI had unrestricted cash and marketable securities of $83.1 million as of April 30, 2008, but expects only $42.3 million to remain available for transfer to the liquidating trust under the Modified Plan of Reorganization, assuming such plan becomes effective on September 30, 2010. As a result, general unsecured creditors of TERI will receive a small portion of their claims in cash shortly following the effectiveness of any plan of reorganization. The larger portion of their respective distributions under the plan will only be received by creditors based on the level of recoveries on defaulted loans transferred to the liquidating trust. Those recoveries are expected to be collected over many years, and the recovery rate will depend on the experience and skill of the party or parties managing collections with respect to such loans. Under the Modified Plan of Reorganization, reorganized TERI would manage collections with respect to the portion of such loans for which TERI is currently managing collections. As of November 9, 2010, we are managing collections on behalf of TERI with regard to the remainder of such loans. We have only agreed to continue providing such services for up to 90 days following the effective date of the Modified Plan of Reorganization. Moreover, we can provide no assurance that the plan trustee will seek to engage us following the effectiveness of any plan of reorganization or that we will be able to reach acceptable terms with such plan trustee regarding our continued services.

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

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or BCFP, as an independent agency within the Federal Reserve to regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. These laws may directly impact our business operations, whether or not Union Federal is sold. The potential reach of the BCFP’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the BCFP, which would, among other things, receive, review and attempt to resolve informally complaints from private education loan borrowers. Finally, the Dodd-Frank Act requires the BCFP and the Secretary of Education, in consultation with Federal Trade Commission, or FTC, commissioners and the Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of information relating to the private education lending market, including private education loan lenders.

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

The regulatory actions described above have also prompted state and federal legislation that will affect our operations. In August 2009, the Federal Reserve issued regulations to implement provisions of the Higher Education Opportunity Act. The regulations revised the number, timing, and content of disclosures required for private education loans by TILA and the Federal Reserve’s implementing regulation for TILA, Regulation Z. Under the regulations, private education loan creditors are now required to provide disclosures about loan terms and features on or with the loan application and are also required to disclose information about federal education loan programs that may offer less costly alternatives to private education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. Compliance with the new regulations became mandatory in February 2010. In addition, in December 2009, the Federal Reserve and the FTC announced final rules to implement the risk-based pricing provisions of the Fair and Accurate Credit Transactions Act of 2003. The final rules will generally require that lenders provide disclosures to certain consumers if credit is offered to them on less favorable terms than those offered by the lender to other consumers. Compliance with the disclosure requirements is mandatory as of January 1, 2011.

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

Under current law, private education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. The bankruptcy court must hear evidence and make a finding of “undue hardship” in order to discharge the debtor’s private education loans. In March 2010, the United States Supreme Court upheld a bankruptcy confirmation order which discharged a debtor’s private education loans without a finding of “undue hardship” by the bankruptcy court. Specifically, the debtor’s proposed plan, which the bankruptcy court ultimately approved, included a discharge of the debtor’s private education loans; however, the bankruptcy court never heard evidence or made a finding of “undue hardship.” As a result of the Supreme Court’s decision, it may be advisable for us, in performing collections management for the securitization trusts and our clients, to review certain bankruptcy filings that we do not currently review to determine if plans include a discharge of private education loans without the necessary adversary proceeding and a finding of “undue hardship.” Such additional review could increase our costs and the complexity of our operations.

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

In July 2009, legislation was introduced in the U.S. Senate that would allow private education loan borrowers to “swap” their private education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Private education loans made between July 1, 1994 and July 1, 2010 would be eligible for such a swap. Borrowers could not be more than 90 days delinquent on their private education loans in order to qualify. In April 2010, similar debt-swap legislation was introduced in the U.S. House of Representatives. If either bill is enacted, borrowers with loans in the securitization trusts could exchange their private education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, the bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our additional structural advisory fees.

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

THE FIRST MARBLEHEAD CORPORATION

Date: May 16, 2011	By:	/S/ KENNETH KLIPPER
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.2(2)	Second Amendment to Lease between the Registrant and Cabot Road Owner—VEF VI, LLC dated as of November 3, 2010

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4**	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(3)	Static pool data as of September 30, 2010

99.2(3)	Supplemental presentation dated September 30, 2010

(1)	Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 14, 2010
(2)	Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 5, 2010
(3)	Incorporated by reference to exhibits to the registrant’s current report on Form 8-K filed with the SEC on November 4, 2010
*	Filed with the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, originally filed with the SEC on November 9, 2010.
**	Filed herewith.