Form 10-Q/A
period 2010-12-31
FIRST MARBLEHEAD CORP
filed 2011-05-16
CIK 1262279

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

EXPLANATORY NOTE

The First Marblehead Corporation (the “Corporation”) is filing this Amendment No. 1 (“Q2 Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 9, 2011 (the “Original Q2”), to restate its consolidated financial statements as of December 31, 2010 and for the three and six months ended December 31, 2010. Please see Note 3, “Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years,” in the notes to the Corporation’s unaudited consolidated financial statements included in Item 1 of Part I of this Q2 Amendment for additional information relating to the restatements of its consolidated financial statements.

On May 10, 2011, the Corporation announced that its board of directors (the “Board of Directors”), in consultation with management, the audit committee of the Board of Directors (the “Audit Committee”) and KPMG LLP, the Corporation’s independent registered public accounting firm, concluded that certain unaudited financial statements included in the Original Q2, as well certain unaudited financial statements included in the Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which was originally filed with the SEC on November 9, 2010 (the “Original Q1”), should no longer be relied upon.

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

In the Original Q2 and the Original Q1, the Corporation, in consultation with KPMG LLP, presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in the Corporation’s consolidated balance sheets, as a separate component of stockholders’ equity. In addition, in its consolidated statements of operations, the Corporation allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to the Corporation’s stockholders.

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

As a result, the Corporation has restated the unaudited financial statements contained in the Original Q2 and the Original Q1, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in the Corporation’s restated consolidated statements of operations. The Corporation’s restated financial results included in this Q2 Amendment include the losses generated by the NCSLT Trusts in the Corporation’s net loss and net loss per share for the three and six months ended December 31, 2010. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in the Corporation’s statements of operations, the Corporation’s rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. The Corporation’s restated consolidated balance sheet as of December 31, 2010 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although the Corporation has no obligation to fund such deficit. The Corporation has made these same types of changes to the restated financial statements included in Amendment No. 1 to its Original Q1 (the “Q1 Amendment”), which the Corporation filed concurrently with this Q2 Amendment.

The Corporation’s segment reporting depicts Education Financing and Securitization Trusts as two distinct segments. The NCSLT Trusts are included in the Securitization Trusts segment. As a result, the NCSLT Trusts are not reflected in the net income or loss, net income or loss per share or retained earnings or accumulated deficit reported for the Education Financing segment.

Deferred Tax Assets

The restated unaudited financial statements included in this Q2 Amendment and in the Q1 Amendment include an aggregate of approximately $5.4 million in non-cash adjustments to the Corporation’s net deferred tax asset. The Corporation recognized certain deferred income tax benefits in the first and second quarters of fiscal 2011 for which a valuation allowance should have been applied. The deferred income tax benefits related primarily to federal income tax benefits for net operating loss carryforwards.

In addition, the Corporation has increased the valuation allowances established in periods prior to July 1, 2010 in connection with certain deferred tax assets by approximately $27 million in fiscal 2009 and $25 million in fiscal 2010. The Corporation has assessed the materiality of these errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The affected deferred tax assets relate primarily to federal income tax benefits created by an uncertain state income tax position and unrealized losses included in the Corporation’s financial statements for decreases in the estimated fair value of education loans held for sale by its indirect subsidiary UFSB Private Loan SPV, LLC (“UFSB-SPV”), which was deconsolidated upon the adoption of ASU 2009-16 and

i

ASU 2009-17 on July 1, 2010. The adjusted valuation allowance of $37 million pertaining to UFSB-SPV for prior periods was credited to retained earnings as of July 1, 2010, the effective date of the deconsolidation of UFSB-SPV. The overall net effect to retained earnings as a result of these changes was a reduction of approximately $16 million.

Impact on Historical Financial Results

The Corporation reported the following in the Original Q2 and the Original Q1:

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

As a result of the restatements described above, the Corporation is reporting the following in this Q2 Amendment and in the Q1 Amendment:

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

This Q2 Amendment includes additional adjustments to the Corporation’s balance sheets as of December 31, 2010 and June 30, 2010, and statements of operations, changes in stockholders’ equity and cash flows for the three- and six-month periods ended December 31, 2010 and 2009, to give effect to elimination of allocations to non-controlling interests and corrections of errors related to our accounting for deferred tax assets. The Q1 Amendment reflects the same types of changes as of September 30, 2010 and for the three-month periods ended September 30, 2010 and 2009.

The Board of Directors, the Audit Committee and management have each discussed with KPMG LLP the matters disclosed in this Q2 Amendment.

The Corporation has amended disclosures presented in the Original Q2 as required to reflect the matters described above. This Q2 Amendment continues to speak, however, as of the date of the filing of the Original Q2, and does not reflect events occurring after the filing of the Original Q2 on February 9, 2011 or modify or update those disclosures affected by subsequent events or discoveries. Accordingly, this Q2 Amendment should be read in conjunction with the Corporation’s filings that it has made with the SEC subsequent to the filing of the Original Q2, which include its Current Reports on Form 8-K.

This Q2 Amendment amended only the following items presented in the Original Q2:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I—Item 4—Controls and Procedures

•	Part II—Item 1A—Risk Factors

•	Part II—Item 6—Exhibits

The other items of the Original Q2 have not been amended and, accordingly, have not been included in this Q2 Amendment. The Corporation has included Item 1A. Risk Factors because, as a result of the restatements described above, the Corporation made changes to the risk factor entitled “We were required to consolidate certain securitization trusts in our financial results as of July 1, 2010, which has resulted in significant changes to the presentation of our financial statements and may result in increased volatility in our reported financial condition and results of operations.”

In addition, in accordance with applicable SEC rules, this Q2 Amendment includes updated certifications from the Corporation’s chief executive officer and chief financial officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2010	June 30, 2010
	(As restated)
ASSETS
Cash and cash equivalents	$241,839	$329,047
Short-term investments and federal funds sold, at cost	52,000	52,000
Restricted cash and guaranteed investment contracts, at cost	303,992	1,026
Investments available for sale, at fair value	3,998	4,471
Education loans held for sale, at lower of cost or fair value	—	105,082
Education loans held to maturity, net of allowance of $500,429 and $24,804	7,277,060	391
Mortgage loans held to maturity, net of allowance of $634 and $367	7,947	8,118
Interest receivable	86,168	2,457
Deposits for participation interest accounts, at fair value	8,492	—
Service revenue receivables, at fair value	14,547	53,279
Income taxes receivable	—	7,665
Goodwill	19,170	—
Intangible assets, net of accumulated amortization	28,512	1,194
Other assets	41,842	16,830

Total assets	$8,085,567	$581,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$55,900	$108,732
Restricted funds due to clients	146,989	—
Accounts payable, accrued expenses and other liabilities	32,034	36,764
Income taxes payable	39,221	—
Net deferred tax liability	2,060	753
Education loan warehouse facility	—	218,059
Long-term borrowings	8,568,971	—

Total liabilities	8,845,175	364,308
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,086 and 108,975 shares issued; 100,833 and 100,736 shares outstanding	1,091	1,090
Additional paid-in capital	445,026	443,290
Accumulated deficit	(1,019,699)	(41,174)
Treasury stock, 8,253 and 8,239 shares held, at cost	(186,249)	(186,218)
Accumulated other comprehensive income	222	263

Total stockholders’ equity (deficit)	(759,608)	217,252

Total liabilities and stockholders’ equity (deficit)	$8,085,567	$581,560

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(As restated)		(As restated)
Revenues:
Net interest income:
Interest income	$85,023	$5,454	$172,964	$13,936
Interest expense	(16,284)	(3,953)	(34,710)	(7,995)

Net interest income	68,739	1,501	138,254	5,941
Provision for loan losses	(125,078)	(3)	(232,201)	47

Net interest income (loss) after provision for loan losses	(56,339)	1,498	(93,947)	5,988
Non-interest revenues:
Asset servicing fees:
Fee income	781	1,777	1,759	3,879
Fee updates	(1,127)	203	(1,036)	363

Total asset servicing fees	(346)	1,980	723	4,242
Additional structural advisory fees and residuals— trust updates	297	1,731	(335)	2,918
Administrative and other fees	1,997	4,932	4,250	10,529

Total non-interest revenues	1,948	8,643	4,638	17,689

Total revenues	(54,391)	10,141	(89,309)	23,677
Non-interest expenses:
Compensation and benefits	8,154	8,206	16,025	16,343
General and administrative expenses	20,616	12,352	41,713	30,541
Losses on education loans held for sale	—	10,688	—	134,614

Total non-interest expenses	28,770	31,246	57,738	181,498

Loss before other income and income taxes	(83,161)	(21,105)	(147,047)	(157,821)
Other income — gain from TERI settlements	50,681	—	50,681	—

Loss before income taxes	(32,480)	(21,105)	(96,366)	(157,821)
Income tax expense (benefit)	957	(17,631)	2,039	(23,022)

Net loss	$(33,437)	$(3,474)	$(98,405)	$(134,799)

Net loss per share:
Basic	$(0.33)	$(0.04)	$(0.98)	$(1.36)
Diluted	(0.33)	(0.04)	(0.98)	(1.36)

Weighted average shares outstanding:
Basic	100,833	99,247	100,802	99,224
Diluted	100,833	99,247	100,802	99,224

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock		Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
	issued		Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$129,727	$268	$378,279
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(134,799)	—	(134,799)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	68	68

Total comprehensive loss	—	—	—	—	—	—	—	(134,799)	68	(134,731)
Stock issuance from vesting of stock units	—	—	123	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,039	—	—	3,039
Tax expense from stock-based compensation	—	—	—	—	—	—	(983)	—	—	(983)

Balance at December 31, 2009	133	$1	106,891	$1,069	(7,643)	$(184,246)	$433,516	$(5,072)	$336	$245,604

As restated:
Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(98,405)	—	(98,405)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(41)	(41)

Total comprehensive loss	—	—	—	—	—	—	—	(98,405)	(41)	(98,446)
Net stock issuance from vesting of stock units	—	—	111	1	(14)	(31)	(1)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	2,250	—	—	2,250
Tax expense from stock-based compensation	—	—	—	—	—	—	(513)	—	—	(513)

Balance at December 31, 2010	133	$1	109,086	$1,091	(8,253)	$(186,249)	$445,026	$(1,019,699)	$222	$(759,608)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2010	2009
	(As restated)
Cash flows from operating activities:
Net loss	$(98,405)	$(134,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	232,201	(47)
Amortization of long-term borrowings, net of issuance costs	(44,033)	—
Net amortization of loan acquisition costs and origination fees	15,306	—
Non-cash gain from TERI settlements	(16,761)	—
Depreciation and amortization expense	4,447	7,293
Deferred income tax expense (benefit)	583	1,118
Stock-based compensation	2,250	3,039
Losses on education loans	—	134,614
Proceeds from the sale of education loans held for sale	—	121,585
Service revenue receivable distributions	428	47
TERI pledged account distributions	136,446	—
Change in assets/liabilities:
Asset servicing fees	(723)	(4,242)
Additional structural advisory fees and residuals—trust updates	335	(2,918)
Deposits for participation interest accounts	(8,492)	—
Education loans held for sale	—	(11,774)
Interest receivable	(64,612)	3,461
Income taxes	46,886	166,044
Other assets	5,147	984
Accounts payable, accrued expenses and other liabilities	(1,727)	2,804

Net cash provided by operating activities	209,276	287,209
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition	(46,124)	—
Net decrease in federal funds sold	—	14,164
Purchases of short-term investments	—	(50,000)
Principal receipts on education loans held to maturity	158,326	23
Net decrease in restricted cash and guaranteed investment contracts	19,509	—
Principal prepayments from investments available for sale	432	1,734
Net change in mortgage loans held to maturity	(96)	1,069
Purchases of property and equipment	(1,302)	(481)

Net cash provided by (used in) investing activities	130,745	(33,491)
Cash flows from financing activities, net of effects of acquisition:
Net decrease in deposits	(52,832)	(9,509)
Payments on capital lease obligations	(1,278)	(1,743)
Payments on long-term borrowings	(372,575)	—
Payments on education loan warehouse facility	—	(1,237)
Tax expense from stock-based compensation	(513)	(983)
Repurchase of common stock	(31)	—

Net cash used in financing activities	(427,229)	(13,472)

Net (decrease) increase in cash and cash equivalents	(87,208)	240,246
Cash and cash equivalents, beginning of period	329,047	158,770

Cash and cash equivalents, end of period	$241,839	$399,016

Supplemental disclosures of cash flow information:
Interest paid	$75,802	$4,512
Income taxes paid	148	109

Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$81,417	$—
Extinguishment of TERI note payable	3,101	—
Reclassification of education loans from held for sale to held to maturity	—	3,871

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

The presentation of our financial results beginning in fiscal 2011 significantly differs from prior fiscal years due to our adoption, effective July 1, 2010, of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). As a result and as described in more detail in Note 2, “Summary of Significant Accounting Policies—Consolidation” and Note 4, “Change in Accounting Principle,” we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV). As a result, in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout these notes and for segment reporting purposes (previously referred to as “Loan Operations”). In addition, effective December 31, 2010 and going forward, our Education Financing segment includes the financial results of our subsidiary Tuition Management Systems LLC (TMS), formerly a division of KeyBank National Association (KeyBank). Our acquisition of the net assets and operations of TMS was completed on December 31, 2010 and, accordingly, TMS is reflected in our consolidated balance sheet but is not reflected in our statement of operations for the three and six months ended December 31, 2010. See Note 5, “Acquisition of TMS,” for additional information regarding our acquisition of TMS. The financial results of our Education Financing segment have generally been derived from our services relating to private education loans (education loans) and billing and collections services, as further described below.

The VIEs consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 as of July 1, 2010 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2004 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by certain of these securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts, and the consolidated NCT Trusts as the GATE Trusts, throughout this quarterly report. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout these notes and for segment reporting purposes. The administration of such trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

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

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulative deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As such, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code).

The Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors (Creditors Committee) as of August 26, 2010 (Modified Plan of Reorganization) became effective November 19, 2010. Under the Modified Plan of Reorganization, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. Our Securitization Trusts segment recognized gains of $42.6 million related to the TERI Reorganization during the second fiscal quarter of 2011, as more fully described in Note 16, “Other Income — Gain from TERI Settlements.” The TERI Reorganization has had a material adverse effect on the ability of our Securitization Trusts segment to realize the guaranty obligations of TERI, which combined with higher levels of defaults than initially projected, has had a material adverse effect on the financial condition of our Securitization Trusts segment.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third party in fiscal 2009. Although we are required under U.S. generally accepted accounting principles (GAAP) to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations and earnings or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit (as restated) as of December 31, 2010, included a deficit of $1.06 billion related to the NCSLT Trusts. Any accumulated deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders is limited to the value of our service revenue receivables from these trusts, which constitute our variable interests, recorded by our Education Financing segment. At December 31, 2010, our Education Financing segment had service revenue receivables of $42.4 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profits generated by the trusts would ultimately be realized by our stockholders in the form of residual cash flow payments.

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

•

In October 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which became effective in November 2010. See Note 12, “Commitments and Contingencies—TERI Reorganization,” for additional information regarding the Modified Plan of Reorganization.

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

•

On December 31, 2010, we completed our acquisition of the net assets and operations of TMS from KeyBank for $47.1 million. TMS is engaged in the business of outsourced tuition planning, billing and payment technology services. Following the closing of the acquisition, TMS has retained its separate brand identity, management team and operations. See Note 5, “Acquisition of TMS,” for additional information regarding our acquisition of TMS.

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

For additional information, see Note 12, “Commitments and Contingencies—TERI Reorganization” and Note 16, “Other Income — Gain from TERI Settlements.”

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

(2) Summary of Significant Accounting Policies

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of those related to changes in accounting principles and normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included.

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

Upon adoption, we consolidated 14 securitization trusts that we previously facilitated because we determined that our services related to default prevention and management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that the power to direct activities that most significantly impact UFSB-SPV’s economic performance does not reside with us. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All inter-company transactions were eliminated. ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. See Note 4, “Change in Accounting Principle,” for additional information on the impact of our adoption of ASU 2009-16 and ASU 2009-17.

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

Effective during the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due. Prior to the second quarter of fiscal 2011, based on the claims process for TERI-

guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due. Following the rejection by TERI of its guaranty agreements, we re-aligned our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of education loans and a decrease in the allowance for loan losses, and, therefore, the change in charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

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

(g) Deposits for Participation Interest Accounts

We account for deposits for participation interest accounts (participation accounts) similar to trading account assets and carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the account, based on the education loans originated at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of “Administrative and other fees.” See Note 8, “Deposits for Participation Interest Accounts,” for additional information on participation accounts.

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

The methods we use for current fair value calculations may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, we may need to adjust our assumptions, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

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

Asset servicing fees are based on outstanding assets of the Trusts and our receipt of such fees is contingent on the performance of the Trusts, 11 of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

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

Administrative and Other Fees. Trust administration fees, which are based on the volume of education loans outstanding in securitization trusts facilitated by us, are recognized in the period in which the services are rendered as compensation for administration, including the daily management of the trusts, coordination of loan servicers and reporting information to the parties related to the trusts. Master servicing and special servicing fees due from certain trusts represent compensation to us for managing the performance of default prevention services and education loan collections. Such fees are based, in part, upon the volume of assets under management, and in part, upon the reimbursement of expenses. We recognize such fees as the services are performed, or as the reimbursable expenses are incurred, as applicable. In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms. To the extent that trust administration, default prevention and default management services have been provided by our Education Financing segment to our Securitization Trusts segment, such Education Financing revenue and the expenses incurred by our Securitization Trusts segment have been eliminated in consolidation but continue to be recognized by each reporting segment on a stand-alone basis.

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

(m) Net Loss Per Share

We compute basic net income or loss per share by dividing net income or loss by the basic weighted average number of shares of common stock outstanding for the periods presented. We compute diluted net income or loss per share by dividing net income or loss by basic weighted average shares and, if dilutive, common stock equivalent shares outstanding during the period. To the extent net income is a loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

(n) New Accounting Pronouncements

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

(3) Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years

(a) Restatement of Unaudited Consolidated Financial Statements

On May 10, 2011, we announced that our board of directors, in consultation with management, our audit committee and KPMG LLP, our independent registered public accounting firm, concluded that certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (SEC) on February 9, 2011 (Original Q2), as well certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which was originally filed with the SEC on November 9, 2010 (Original Q1), should no longer be relied upon.

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

In the Original Q2 and the Original Q1, we, in consultation with KPMG LLP, presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in our consolidated balance sheets, as a separate component of stockholders’ equity. In addition, in our consolidated statements of operations, we allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to First Marblehead stockholders.

On May 9, 2011, KPMG LLP reported to our board of directors and our audit committee that our allocations to non-controlling interests were not consistent with GAAP. Instead, under GAAP the NCSLT Trusts’ asset performance should be allocated to FMD until the trusts are deconsolidated or trust liabilities are extinguished.

As a result, we have restated our unaudited financial statements contained in the Original Q2 and the Original Q1, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our restated consolidated statements of operations. Our restated financial results include the losses generated by the NCSLT Trusts in our net loss and net loss per share for the three and six months ended December 31, 2010, and our accumulated deficit as of December 31, 2010. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in our statements of operations, our rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. Our restated consolidated balance sheet as of December 31, 2010 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit. In addition, we recorded valuation allowances for certain deferred tax assets not scheduled to reverse against existing deferred tax liabilities at December 31, 2010.

The following table presents the impact of the restatement for the three months ended September 30, 2010 and December 31, 2010:

	Three months ended September 30, 2010
	Reported	Adjustments	As Restated
	(dollars in thousands, except per share amounts)

Income tax expense (benefit)	$(2,585)	$3,667	$1,082
Net loss attributable to non-controlling interests	50,680	(50,680)	—
Net loss attributable to First Marblehead stockholders	(10,621)	(54,347)	(64,968)
Net loss per share	(0.11)	(0.53)	(0.64)

	Three months ended December 31, 2010
	Reported	Adjustments	As Restated
	(dollars in thousands, except per share amounts)

Income tax expense (benefit)	$(796)	$1,753	$957
Net loss attributable to non-controlling interests	30,234	(30,234)	—
Net loss attributable to First Marblehead stockholders	(1,450)	(31,987)	(33,437)
Net loss per share	(0.01)	(0.32)	(0.33)

The following changes were made to our consolidated balance sheet at December 31, 2010 and July 1, 2010:

	December 31, 2010			July 1, 2010
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
			(dollars in thousands)
Income taxes receivable	$—	$—	$—	$17,560	$(9,895)	$7,665
Net deferred tax asset	5,929	(5,929)	—	4,571	(4,571)	—
Income taxes payable	25,847	13,374	39,221	—	—	—
Net deferred tax liability	—	2,060	2,060	—	1,477	1,477
Retained earnings (accumulated deficit)	61,535	(1,081,234)	(1,019,699)	73,606	(994,900)	(921,294)
Non-controlling interest	(1,059,871)	1,059,871	—	(978,957)	978,957	—

(b) Corrections of Immaterial Errors in Prior Fiscal Years

We, in conjunction with KPMG LLP, identified certain errors in the levels of reserves recorded for deferred tax assets in fiscal 2010 and fiscal 2009. We have assessed the materiality of these errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The correction of these amounts is reflected in our statements of operations included in this quarterly report and will continue to be reflected in our future reports that we file pursuant to the Securities Exchange Act of 1934, as amended. The impact of the correction on previously reported consolidated statements of operations is provided below.

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

(5) Acquisition of TMS

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

As of the date of acquisition, TMS had net assets with a book value of $289 thousand. Our estimated allocation of the purchase price of the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date is as follows:

(dollars in thousands)
Allocation of purchase price:
Assets acquired:
Cash	$985
Restricted cash	146,989
Other assets	906

Total assets	148,880

Liabilities assumed:
Restricted funds due to clients	146,989
Other liabilities	1,602

Total liabilities	148,591

Net book value of assets acquired	289
Allocation of excess purchase price over fair value of net assets acquired:
Intangible assets:
Customer list	22,050
Technology	3,650
Tradename	1,950

Total intangible assets	27,650
Goodwill	19,170

Total purchase price	$47,109

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

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands except per share amounts)
	(As restated)		(As restated)
Total revenues:
FMD(1)	$(54,391)	$10,141	$(89,309)	$23,677
TMS(2)	4,778	4,760	14,137	14,111

Total pro forma revenues	(49,613)	14,901	(75,172)	37,788

Total expenses:
FMD(1)	28,770	31,246	57,738	181,498
TMS(2)	7,335	6,692	15,916	15,556
Timing of acquisition costs(3)	(1,080)	—	(1,080)	1,080
Other expense adjustments(4)	640	640	1,279	1,279

Total pro forma expenses	35,665	38,578	73,853	199,413

Pro forma loss before income taxes	(85,278)	(23,677)	(149,025)	(161,625)
Other income — gain from TERI settlements	50,681	—	50,681	—

Pro forma loss before income taxes	(34,597)	(23,677)	(98,344)	(161,625)
Pro forma income tax benefit(5)	952	(2,307)	2,034	(39,865)

Pro forma net loss	$(35,549)	$(21,370)	$(100,378)	$(121,760)

Pro forma net loss per share(6)
Basic	$(0.35)	$(0.22)	$(1.00)	$(1.23)
Diluted	(0.35)	(0.22)	(1.00)	(1.23)

(1)	Based on our historical results of operations.
(2)	Based on the historical financial results of TMS, after elimination of certain inter-company revenue sharing and transfer pricing adjustments that will not continue to be recorded subsequent to the acquisition.
(3)	Acquisition costs of $1.1 million that were recorded in the fiscal quarter following the acquisition have been deducted from that quarter and have been reflected as an increase to expenses in the first quarter of the prior year.
(4)	Other expense adjustments include an increase to amortization expense for intangible assets acquired and an increase to compensation and benefits for restricted stock units granted to certain key employees of TMS effective January 1, 2011.
(5)	The income taxes were based on our historical effective tax rate.
(6)	Basic and diluted weighted average shares outstanding used to calculate pro forma per share amounts are equal to the amounts reported in our statement of operations for the applicable periods.

(6) Cash and Cash Equivalents; Short-term Investments and Federal Funds Sold

The following table summarizes our cash and cash equivalents:

	December 31, 2010	June 30, 2010
	(dollars in thousands)
Cash equivalents (money market funds)	$185,376	$216,050
Interest-bearing deposits with the Federal Reserve Bank	31,696	92,545
Interest-bearing deposits with other banks	15,122	15,285
Non-interest-bearing deposits with banks	9,645	5,167

Total cash and cash equivalents	$241,839	$329,047

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

(7) Education Loans Held to Maturity

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

The majority of securitized loans are education loans formerly guaranteed by TERI. Under the Modified Plan of Reorganization, TERI rejected its guaranty agreements and settled claims with these securitization trusts, including contingent guaranty claims based on future loan defaults. See Note 12, “Commitments and Contingencies—TERI Reorganization,” for additional information.

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

Our management monitors the credit quality of educations loans based on loan status, as outlined above. We consider an education loan to be impaired when it is greater than 180 days past due. The allowance for loan losses at December 31, 2010 included a specific allowance for loans greater than 180 days past due, but not yet charged-off, of $51.6 million. In addition, we established a general allowance of $448.9 million for estimated projected net defaults for the twelve months following the balance sheet date (confirmation period). To estimate defaults for the first six months of the confirmation period, we applied, delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables, as outlined in Note 9, “Service Revenue Receivables and Related Income.” We based our default curves on macroeconomic indicators and our historical experience. We based our recovery rates on our historical experience. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” for more information on default and recovery rates.

(8) Deposits for Participation Interest Accounts

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

(9) Service Revenue Receivables and Related Income

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

Risk Segments. The majority of additional structural advisory fee receivables recorded by our Education Financing segment are due from the NCSLT Trusts, and all of our asset servicing fees due from the third-party owner of the Trust Certificate are dependent upon the performance of the Trusts. During the third quarter of fiscal 2010, we retroactively scored education loans held by the Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. The table below identifies performance assumptions for each segment, as well as the percentage of the Trust portfolios in each segment, including the NCSLT Trusts and those Trusts that have not been consolidated.

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

Default and Prepayment Rates. Our methodology for developing default and prepayment assumptions incorporates certain prospective macroeconomic factors. During the second quarter of fiscal 2011, we increased our end-point default rate assumptions in response to changes to certain macroeconomic indicators. As a result, the estimated fair value of our additional structural advisory fee receivables decreased, as did the volume of residual cash flows available to the owner of the Trust Certificate, which impacts the estimated value of our asset servicing fee receivables. The impact of the higher default rate assumptions was somewhat offset by a lower prepayment rate assumptions, resulting in a net loss of $1.6 million.

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

Discount Rate Assumptions

The following table identifies our discount rate assumptions and changes in the assumptions:

		Change in assumptions during the
	Assumptions	Quarter	Six months
December 31, 2010:
Asset servicing fee receivables	16.0%	—%	—%
Additional structural advisory fee receivables:
GATE and the Trusts	14.0	—	—
All other off-balance sheet VIEs	10.0	—	(4.0)
Residual receivables	10.0	—	(6.0)

December 31, 2009:
Asset servicing fee receivables	16.0%	—%	(1.0)%
Additional structural advisory fee receivables (all)	11.8	0.5	(0.7)
Residual receivables	16.0	—	(1.0)

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

Discount Rate—Additional Structural Advisory Fees. At December 31, 2010, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the Trusts, both consolidated and not consolidated, and 10% for all other off-balance sheet VIEs. These rates are unchanged from the prior period. The 14.0% discount rate used for additional structural advisory fees due from the NCSLT Trusts and the GATE Trusts reflects market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, as well as rates used in the much broader ABS market and is 2.0% less than the 16.0% used for asset servicing fee receivables, reflecting the seniority of our additional structural advisory fees in the cash flow waterfall of the securitization trusts. For other off-balance sheet VIEs for which we are entitled to additional structural advisory fees, we reduced the discount rate to 10.0% during the first quarter of fiscal 2011, reflecting performance characteristics and our most recent estimates of the shorter weighted-average lives of those fees.

At December 31, 2009, we used a discount rate of 11.8%, up 0.5% from the prior quarter, but down 0.7% from the beginning of fiscal 2010. Prior to the methodology enhancements we put in place in the third quarter of fiscal 2010, our projections indicated a shorter life for our additional structural advisory fees, and our discount rate was based on the 10-year U.S. Treasury Bond rate plus a risk premium (9.0% at June 30, 2009 and 8.0% at September 30, 2009 and December 31, 2009). In determining the risk premium, we considered factors such as yields on B-rated instruments and the level of available cash flows from residual interests that support the additional structural advisory fees. During the first quarter of fiscal 2010, we reduced the risk premium by 1.0% due to observed tightening of credit spreads during the period. The U.S. Treasury Bond rate increased 0.3% during the same period and increased another 0.5% in the second quarter of fiscal 2010.

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

(10) Long-term Borrowings

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

(11) Fair Value of Financial Instruments

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

•

Participation account deposits and service revenue receivables do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At December 31, 2010, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. See Note 9, “Service Revenue Receivables and Related Income,” for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. At June 30, 2010, market prices were not available for education loans held for sale, and we estimated fair value using the net present value of expected future cash flows. These assets are classified within Level 3 of the valuation hierarchy.

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

The short duration of many of our assets and liabilities result in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of short-term investments, federal funds sold, restricted cash and guaranteed investment contracts, deposits and restricted funds due to clients approximate fair value due to their short duration, and that the fair value of mortgage loans held to maturity is not materially different from its carrying value.

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

The Modified Plan of Reorganization generally provided for the following in the case of the Trusts including the NCSLT Trusts:

•	Each NCSLT Trust’s claims, and the Adversary Proceeding relating to such trust’s security interests, were settled;

•

The claims estimation methodology developed by the Creditors Committee formed the basis for estimating the NCSLT Trusts’ contingent guaranty claims based on future loan defaults. Those claims exceeded the available collateral, and the excess was treated as unsecured claims against TERI’s estate in amounts specified in the Modified Plan of Reorganization;

•	Each NCSLT Trust received any remaining balance in its respective pledged account;

•

Certain defaulted loans purchased by TERI prior to April 7, 2008 (Petition Date) were transferred to the indenture trustee for the benefit of the noteholders of the respective consolidated NCSLT Trust;

•	Defaulted loans purchased by TERI after the Petition Date were transferred to the liquidating trust as assets available for distribution among unsecured creditors;

•

Recoveries on defaulted loans, which had been deposited into escrow since July 2008, were transferred back to the respective NCSLT Trust to the extent that they related to defaulted loans purchased by TERI prior to the Petition Date;

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

As a result of the foregoing, we recorded gains related to the TERI Reorganization during the second quarter of fiscal 2011. See Note 16, “Other Income — Gain from TERI Settlements,” for additional information.

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

(b) Income Tax Matters

Massachusetts Appellate Tax Board Matters. We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We have taken the position in such matters that GATE is properly taxed as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) has taken the position, alternatively, that GATE is properly taxable as a business corporation or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state tax for our tax year ended June 30, 2004, all of which tax had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s tax years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our tax years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the year ended June 30, 2004 are valid, then we would be entitled to a refund of approximately $1.1 million in tax for the same fiscal year. An evidentiary hearing has been scheduled for these matters before the ATB in April 2011. We cannot predict the timing or outcome of these matters at this time, and an adverse outcome may have a material impact on our state tax liability not only for the tax years at issue, but also for fiscal years 2007 through 2009. We believe we have adequate reserves recorded for these matters in our balance sheet for all of the potentially affected tax years.

Internal Revenue Service Audit. As a result of the sale of the Trust Certificate effective March 31, 2009, as well as our operating losses for fiscal 2009, we recorded an income tax receivable for federal income taxes paid on prior taxable income. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal years 2007, 2008 and 2009. Such audits are consistent with the practices of the Joint Committee of Taxation based on the size of the tax refunds we received. In connection with its audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the tax refund previously received by us. The IRS has expanded its audit to include our fiscal 2010 tax returns in light of the $45.1 million refund that we received in October 2010. See Note 17, “Income Taxes,” for additional information about this tax refund. No adjustments had been proposed by the IRS in connection with its audit.

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

(13) Segment Reporting

Operating results by segment were as follows:

	Three months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
		(As restated)		(As restated)
Revenues:
Net interest income:
Interest income	$441	$84,572	$10	$85,023	$1,446	$4,008	$5,454
Interest expense	(234)	(16,050)	—	(16,284)	(763)	(3,190)	(3,953)

Net interest income	207	68,522	10	68,739	683	818	1,501
Provision for loan losses	(208)	(124,870)	—	(125,078)	(3)	—	(3)

Net interest income (loss) after provision for loan losses	(1)	(56,348)	10	(56,339)	680	818	1,498
Non-interest revenues:
Asset servicing fees:
Fee income	781	—	—	781	1,777	—	1,777
Fee updates	(1,127)	—	—	(1,127)	203	—	203

Total asset servicing fees	(346)	—	—	(346)	1,980	—	1,980
Additional structural advisory fees and residuals—trust updates	5,469	—	(5,172)	297	1,731	—	1,731
Administrative and other fees	4,138	282	(2,423)	1,997	5,095	(163)	4,932

Total non-interest revenues	9,261	282	(7,595)	1,948	8,806	(163)	8,643

Total revenues	9,260	(56,066)	(7,585)	(54,391)	9,486	655	10,141
Non-interest expenses:
Compensation and benefits	8,154	—	—	8,154	8,206	—	8,206
General and administrative expenses	12,365	15,037	(6,786)	20,616	12,334	18	12,352
Losses on education loans held for sale	—	—	—	—	3,170	7,518	10,688

Total non-interest expenses	20,519	15,037	(6,786)	28,770	23,710	7,536	31,246

Loss before other income and income taxes	(11,259)	(71,103)	(799)	(83,161)	(14,224)	(6,881)	(21,105)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—

Loss before income taxes	(3,147)	(28,534)	(799)	(32,480)	(14,224)	(6,881)	(21,105)
Income tax expense (benefit)	957	—	—	957	(16,080)	(1,551)	(17,631)

Net income (loss)	$(4,104)	$(28,534)	$(799)	$(33,437)	$1,856	$(5,330)	$(3,474)

Net income (loss) per basic and diluted share	$(0.04)	$(0.28)	$(0.01)	$(0.33)	$0.02	$(0.06)	$(0.04)
Basic and diluted weighted-average shares outstanding				100,833			99,247

	Six months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
		(As restated)		(As restated)
Revenues:
Net interest income:
Interest income	$921	$172,023	$20	$172,964	$5,900	$8,036	$13,936
Interest expense	(617)	(34,093)	—	(34,710)	(1,604)	(6,391)	(7,995)

Net interest income	304	137,930	20	138,254	4,296	1,645	5,941
Provision for loan losses	(267)	(231,934)	—	(232,201)	47	—	47

Net interest income (loss) after provision for loan losses	37	(94,004)	20	(93,947)	4,343	1,645	5,988
Non-interest revenues:
Asset servicing fees:
Fee income	1,759	—	—	1,759	3,879	—	3,879
Fee updates	(1,036)	—	—	(1,036)	363	—	363

Total asset servicing fees	723	—	—	723	4,242	—	4,242
Additional structural advisory fees and residuals—trust updates	4,759	—	(5,094)	(335)	2,918	—	2,918
Administrative and other fees	8,785	575	(5,110)	4,250	10,863	(334)	10,529

Total non-interest revenues	14,267	575	(10,204)	4,638	18,023	(334)	17,689

Total revenues	14,304	(93,429)	(10,184)	(89,309)	22,366	1,311	23,677
Non-interest expenses:
Compensation and benefits	16,025	—	—	16,025	16,343	—	16,343
General and administrative expenses	24,525	26,807	(9,619)	41,713	29,988	553	30,541
Losses on education loans held for sale	—	—	—	—	63,573	71,041	134,614

Total non-interest expenses	40,550	26,807	(9,619)	57,738	109,904	71,594	181,498

Loss before other income and income taxes	(26,246)	(120,236)	(565)	(147,047)	(87,538)	(70,283)	(157,821)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—

Loss before income taxes	(18,134)	(77,667)	(565)	(96,366)	(87,538)	(70,283)	(157,821)
Income tax expense (benefit)	2,039	—	—	2,039	(23,019)	(3)	(23,022)

Net loss	$(20,173)	$(77,667)	$(565)	$(98,405)	$(64,519)	$(70,280)	$(134,799)

Net loss per basic and diluted share	$(0.20)	$(0.77)	$(0.01)	$(0.98)	$(0.65)	$(0.71)	$(1.36)
Basic and diluted weighted-average shares outstanding				100,802			99,224

	December 31, 2010
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
		(As restated)		(As restated)
Total assets	$581,480	$7,550,949	$(46,862)	$8,085,567
Total liabilities	266,941	8,618,892	(40,658)	8,845,175
Total stockholders’ equity (deficit)	314,539	(1,067,943)	(6,204)	(759,608)

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

(14) Net Interest Income

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

(15) General and Administrative Expenses

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

(16) Other Income — Gain from TERI Settlements

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

	Education Financing	Securitization Trusts	Total
Cash received in excess of recorded receivables	$3,091	$30,829	$33,920
Reversal of recorded liabilities	5,021	11,740	16,761

Total other income — gain from TERI settlements	$8,112	$42,569	$50,681

(17) Income Taxes

Income tax expense for the second quarter of fiscal 2011 was $957 thousand, and total expense for the first six months of fiscal 2011was $2.0 million. The income tax benefit was $17.6 million for the second quarter of fiscal 2010 and $23.0 million for the first six months of fiscal 2010. Due to enactment of the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA), described below, we recorded an income tax benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer have any carrybacks to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of December 31, 2010, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating losses for the three and six months ended December 31, 2010, and we recorded expense accruals related to unrecognized tax benefits. Our net deferred tax liability increased during the three and six months ended December 31, 2010, and we have, therefore, incurred deferred state tax expense.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2010.

Net unrecognized tax benefits were $30.9 million at December 31, 2010 and June 30, 2010. At December 31, 2010, we had $7.1 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $5.8 million accrued for interest and no amounts accrued for the payment of penalties.

In November 2009, the WHBAA was signed into law. Under the WHBAA, we were permitted to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend to be declared and paid by Union Federal to FMD of up to $29.0 million. In November 2010, Union Federal paid to FMD a dividend of $29.0 million.

(18) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars and shares in thousands, except per share amounts)
	(Dollars restated)		(Dollars restated)
Net loss	$(33,437)	$(3,474)	$(98,405)	$(134,799)
Net loss per common share:
Basic	$(0.33)	$(0.04)	$(0.98)	$(1.36)
Diluted	(0.33)	(0.04)	(0.98)	(1.36)
Weighted-average shares outstanding:
Basic	100,833	99,247	100,802	99,224
Diluted	100,833	99,247	100,802	99,224

Anti-dilutive common stock equivalents	8,904	9,025	8,924	8,878

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

(19) Union Federal Regulatory Matters

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Union Federal’s equity capital was $12.8 million at December 31, 2010, reflecting the payment of a dividend of $29.0 million to FMD in November 2010.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	December 31, 2010	June 30, 2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	100.3%	124.8%
Total risk-based capital	8.0	10.0	101.5	125.5
Tier 1 (core) capital	4.0	5.0	17.8	27.9

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

Restatement of Unaudited Financial Statements

On May 10, 2011, we announced that our board of directors, in consultation with management, our audit committee and KPMG LLP, our independent registered public accounting firm, concluded that certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, which was originally filed with the SEC on February 9, 2011 and which we refer to as the Original Q2, as well certain unaudited financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which was originally filed with the SEC on November 9, 2010 and which we refer to as the Original Q1, should no longer be relied upon.

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

In the Original Q2 and the Original Q1, we, in consultation with KPMG LLP, presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in our consolidated balance sheets, as a separate component of stockholders’ equity. In addition, in our consolidated statements of operations, we allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to First Marblehead stockholders.

On May 9, 2011, KPMG LLP reported to our board of directors and our audit committee that our allocations to non-controlling interests were not consistent with U.S. generally accepted accounting principles, or GAAP. Instead, under GAAP the NCSLT Trusts’ asset performance, including losses, should be allocated to FMD until the trusts are deconsolidated or trust liabilities are extinguished.

As a result, we have restated our unaudited financial statements contained in the Original Q2 and the Original Q1, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our restated consolidated statements of operations. Our restated financial results included in this amendment to the Original Q2, which we refer to as the Q2 Amendment, include the losses generated by the NCSLT Trusts in our net loss and net loss per share for the three and six months ended December 31, 2010, and our accumulated deficit as of December 31, 2010. Our restated consolidated balance sheet as of December 31, 2010 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement as described in the Explanatory Note at the beginning of this Q2 Amendment and in Note 3, “Restatement of Unaudited Consolidated Financial Statements and Corrections of Immaterial Errors in Prior Fiscal Years,” included in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

Executive Summary

Overview

The presentation of our financial results beginning in fiscal 2011 significantly differ from prior fiscal years due to our adoption, effective July 1, 2010, of ASU, 2009-16 and ASU 2009-17. As a result and as described in more detail in Note 2, “Summary of Significant Accounting Policies—Consolidation” and Note 4, “Change in Accounting Principle,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet. In addition, we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result, in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout this quarterly report and for segment reporting purposes (previously referred to as “Loan Operations”). In addition, effective December 31, 2010 and going forward, our Education Financing segment includes the financial results of our subsidiary Tuition Management Systems LLC, which we refer to as TMS, formerly a division of KeyBank National Association, which we refer to as KeyBank. Our acquisition of the net assets and operations of TMS was completed on December 31, 2010 and, accordingly, TMS is reflected in our consolidated balance sheet, but is not reflected in our statement of operations for the three and six months ended December 31, 2010. See Note 5, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information regarding our acquisition of TMS. The financial results of our Education Financing segment have generally been derived from our services relating to private education loans, which we refer to as education loans, and billing and collections services, as further described below. We purchased the net assets, systems, trademarks and employees of TMS for $47.1 million in cash, subject to adjustment for 60 days following the date of acquisition for final cash settlement and closing procedures, the impact of which is not expected to be material. In addition, we may be entitled to a payment of up to $1.3 million from KeyBank based on certain performance metrics of TMS through June 1, 2011, as described in the asset purchase agreement.

The VIEs consolidated upon our adoption of ASU 2009-16 and 2009-17 as of July 1, 2010 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2004 through 2007, although not all securitization trusts facilitated by us during that period have been consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by 11 NCSLT Trusts were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated NCT Trusts as the GATE Trusts, throughout this quarterly report. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout this quarterly report and for segment reporting purposes. The administration of these trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

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

Education Financing

Under our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. We sold the Trust Certificate in fiscal 2009, and NC Residuals Owners Trust held our residual interests in the Trusts, including the NCSLT Trusts. Additionally, as of January 1, 2011, we provide outsourced tuition planning, billing and payment technology services for universities, colleges and secondary schools through TMS.

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

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As such, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are the GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits would ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

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

The following discussion of business trends and uncertainties is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third party in fiscal 2009. Although we are required under GAAP to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations and earnings or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit (as restated) as of December 31, 2010 included a deficit of $1.06 billion related to the NCSLT Trusts. Any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and would be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders is limited to the value of our service revenue receivables from these trusts, which constitute our variable interests, recorded by our Education Financing segment. At December 31, 2010, our Education Financing segment had service revenue receivables of $42.4 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profits generated by the trusts will ultimately be realized by our stockholders in the form of residual cash flow payments.

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

•

In October 2010, the Bankruptcy Court entered an order confirming the Modified Plan of Reorganization, which became effective in November 2010. See Note 12, “Commitments and Contingencies—TERI Reorganization,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information regarding the Modified Plan of Reorganization.

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

•

On December 31, 2010, we completed our acquisition of the net assets and operations of TMS from KeyBank for $47.1 million. TMS is engaged in the business of outsourced tuition planning, billing and payment technology services. Following the closing of the acquisition, TMS has retained its separate brand identity, management team and operations. See Note 5, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information regarding our acquisition of TMS.

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

For additional information, see Note 12, “Commitments and Contingencies—TERI Reorganization” and Note 16, “Other Income — Gain from TERI Settlements,” included in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report.

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

Asset servicing fees are based on the amount of outstanding education loans held by the Trusts and our receipt of such fees is contingent on the performance of the Trusts, 11 of which we consolidated as of July 1, 2010. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

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

The majority of our additional structural advisory fees and a significant portion of our residuals are due from consolidated securitization trusts and are eliminated upon consolidation. We have no ownership interest in the Trusts, but the financial performance of the Trusts, both the NCSLT Trusts and off-balance sheet Trusts, impact the ability of our Education Financing segment to recover service revenue receivables due from these Trusts and the third-party owner of the Trust Certificate. Accordingly, we continue to report additional structural advisory fees and residuals—trust updates, prior to elimination, under Education Financing in our segment results.

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

We base our estimates on certain macroeconomic indicators and our historical experience adjusted for specific product and borrower characteristics such as loan type and borrower creditworthiness. We monitor trends in education loan performance over time and make adjustments we believe are necessary to value properly our service revenue receivables at each balance sheet date. Management’s ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions and projections, can have a material effect on our valuations. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for information on the assumptions used in our estimates of fair value.

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

The following tables summarizes our results of operations by reporting segment:

	Three months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
		(As restated)		(As restated)
Revenues:
Net interest income (loss) after provision for loan losses	$(1)	$(56,348)	$10	$(56,339)	$680	$818	$1,498
Total non-interest revenues	9,261	282	(7,595)	1,948	8,806	(163)	8,643

Total revenues	9,260	(56,066)	(7,585)	(54,391)	9,486	655	10,141
Total non-interest expenses	20,519	15,037	(6,786)	28,770	23,710	7,536	31,246

Loss before other income and income taxes	(11,259)	(71,103)	(799)	(83,161)	(14,224)	(6,881)	(21,105)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—

Loss before income taxes	(3,147)	(28,534)	(799)	(32,480)	(14,224)	(6,881)	(21,105)
Income tax expense (benefit)	957	—	—	957	(16,080)	(1,551)	(17,631)

Net income (loss)	$(4,104)	$(28,534)	$(799)	$(33,437)	$1,856	$(5,330)	$(3,474)

Net income (loss) per basic and diluted share	$(0.04)	$(0.28)	$(0.01)	$(0.33)	$0.02	$(0.06)	$(0.04)

Basic and diluted weighted-average shares outstanding				100,833			99,247

Net loss for the three months ended December 31, 2010 was $33.4 million (as restated), or $0.33 per diluted share (as restated), including from the Securitization Trusts segment $30.2 million of losses, or $0.30 per diluted share, from the NCSLT Trusts, partially offset by income of $1.7 million, or $0.02 per diluted share, from the GATE Trusts, for which we own 100% of the residuals. The net loss for the three months ended December 31, 2009 reflects net losses attributable to UFSB-SPV, which was deconsolidated on July 1, 2010, of $5.3 million.

With respect to our Education Financing segment, total revenues for the three months ended December 31, 2010 decreased by $226 thousand compared to total revenues for the three months ended December 31, 2009. The decrease in net interest income after provision for loan losses reflects the loss of interest income on education loans held for sale at Union Federal during the second quarter of fiscal 2010 of $0.8 million and an increase in the provision for loans losses on mortgages of $0.2 million. Non-interest revenues for the second quarter of fiscal 2011 increased $455 thousand reflecting $3.7 million of gains on trusts updates for increases in the estimated fair value of additional structural advisory fees and residuals, largely offset by a $2.3 million decline in the estimated fair value of asset servicing fees and a $1.0 million decline in other service fees. Non-interest expenses were down $3.2 million for the quarter due to losses on the estimated fair value of education loans held for sale of $3.2 million recorded in fiscal 2010 by Union Federal. Lower depreciation and occupancy expenses of $2.5 million and lower stock compensation expenses of $0.3 million, were partially offset by higher third-party services expense of $2.3 million, including TMS acquisition costs of $1.1 million. The tax expense for the three months ended December 31, 2010 principally reflects expense accruals related to unrecognized tax benefits and an increase in deferred tax liabilities. The tax benefit for the three months ended December 31, 2009 reflects the recognition of $11.2 million of previously reserved for tax benefits that became available to FMD as a result of the passage in November 2009 of the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA.

With respect to our Securitization Trusts segment, total revenues for the second quarter of fiscal 2011 reflect net interest income of $68.6 million and a provision for loan losses of $124.9 million. Total non-interest expenses reflect general operating expenses of $10.6 million and a loss of $4.4 million in the estimated fair value of additional structural advisory fees due to the Education Financing segment. The consolidated securitization trusts carry their liabilities for additional structural advisory fees at fair value in their balance sheets. Our Securitization Trusts segment gain is eliminated in consolidation, as well as the loss recorded in revenue by our Education Financing segment.

	Six months ended December 31,
	2010				2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
		(As restated)		(As restated)
Revenues:
Net interest income (loss) after provision for loan losses	$37	$(94,004)	$20	$(93,947)	$4,343	$1,645	$5,988
Total non-interest revenues	14,267	575	(10,204)	4,638	18,023	(334)	17,689

Total revenues	14,304	(93,429)	(10,184)	(89,309)	22,366	1,311	23,677
Total non-interest expenses	40,550	26,807	(9,619)	57,738	109,904	71,594	181,498

Loss before other income and income taxes	(26,246)	(120,236)	(565)	(147,047)	(87,538)	(70,283)	(157,821)
Other income — gain from TERI settlements	8,112	42,569	—	50,681	—	—	—

Loss before income taxes	(18,134)	(77,667)	(565)	(96,366)	(87,538)	(70,283)	(157,821)
Income tax expense (benefit)	2,039	—	—	2,039	(23,019)	(3)	(23,022)

Net loss	$(20,173)	$(77,667)	$(565)	$(98,405)	$(64,519)	$(70,280)	$(134,799)

Net loss per basic and diluted share	$(0.20)	$(0.77)	$(0.01)	$(0.98)	$(0.65)	$(0.71)	$(1.36)

Basic and diluted weighted-average shares outstanding				100,802			99,224

Net loss for the six months ended December 31, 2010 was $98.4 million (as restated), or $0.98 per diluted share (as restated), including from the Securitization Trusts segment, $80.9 million of losses, or $0.80 per diluted share, from the NCSLT Trusts, partially offset by income of $3.2 million, or $0.03 per diluted share from the GATE Trusts, for which we own 100% of the residuals. The net loss for the six months ended December 31, 2009 reflects net losses attributable to UFSB-SPV, which was deconsolidated on July 1, 2010, of $70.3 million.

With respect to our Education Financing segment, total revenues for the six months ended December 31, 2010 decreased $8.1 million compared to total revenues for the six months ended December 31, 2009. For the six months ended December 31, 2010, net interest income after provision for loan losses decreased $4.3 million compared to the first six months of fiscal 2010. Lower interest expense on deposits was more than offset by the $4.9 million earned on education loans held for sale by Union Federal prior to their sale in the second quarter of fiscal 2010. Non-interest revenues declined $3.8 million, reflecting a $3.5 million decline in the estimated fair value of our asset servicing fees and a decline of $2.1 million in administration and other fees, partially offset by $1.8 million of gains on trusts updates for increases in the estimated fair value of additional structural advisory fees and residuals.

Non-interest expenses for the Education Financing segment were down $69.4 million for the fiscal 2011 period compared with a year earlier due to losses on education loans held for sale by Union Federal of $63.6 million recorded in fiscal 2010, and lower occupancy and depreciation costs in fiscal 2011 of $7.5 million, partially offset by higher third-party services costs of $1.6 million, including TMS acquisition expenses recorded in fiscal 2011 of $1.1 million. Tax expense for the six months ended December 31, 2010 principally reflects expense accruals related to unrecognized tax benefits and an increase in deferred tax liabilities. The tax benefit for the six months ended December 31, 2009 reflects tax benefits that became available to FMD as a result of the enactment in November 2009 of the WHBAA, offset by the expense accruals related to unrecognized tax benefits.

With respect to our Securitization Trusts segment, total revenues for the six months ended December 31, 2010 reflect net interest income of $137.9 million, which was more than offset by a provision for loan losses of $231.9 million. Total non-interest expenses reflect general operating expenses of $22.3 million and a loss of $4.5 million in the estimated fair value of additional structural advisory fees due to our Education Financing segment. The consolidated securitization trusts carry their liabilities for additional structural advisory fees at fair value in their balance sheets. Our Securitization Trusts segment gain is eliminated in consolidation, as well as the loss recorded in revenue by our Education Financing segment.

The following sections provide more detail on the products and financial results of our reporting segments:

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We provide trust administration and default prevention and portfolio management services to the securitization trusts that we facilitated, asset servicing to the third-party owner of the Trust Certificate, and certain other services on a stand-alone, fee-for-service basis. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform. Additionally, as of January 1, 2011, we provide outsourced tuition planning, billing and payment technology services for universities, colleges and secondary schools through TMS. Prior period financial results for our Education Financing segment do not include the financial results of UFSB-SPV, which has been presented separately in “Deconsolidation and Eliminations” for segment reporting purposes. The operations of TMS are not reflected in our statement of operations for the three and six months ended December 31, 2010 because the acquisition was completed on December 31, 2010. See Note 5, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for information on the pro forma financial results of our operations including TMS as if the acquisition had occurred on July 1, 2009.

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

The following are the results of operations for our Education Financing segment:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2010	2009	2010 - 2009	2010	2009	2010 - 2009
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$441	$1,446	$(1,005)	$921	$5,900	$(4,979)
Interest expense	(234)	(763)	529	(617)	(1,604)	987

Net interest income	207	683	(476)	304	4,296	(3,992)
Provision for loan losses	(208)	(3)	(205)	(267)	47	(314)

Net interest income (loss) after provision for loan losses	(1)	680	(681)	37	4,343	(4,306)

Non-interest revenues:
Asset servicing fees	(346)	1,980	(2,326)	723	4,242	(3,519)
Additional structural advisory fees and residuals—trust updates	5,469	1,731	3,738	4,759	2,918	1,841
Administrative and other fees	4,138	5,095	(957)	8,785	10,863	(2,078)

Total non-interest revenues	9,261	8,806	455	14,267	18,023	(3,756)

Total revenues	9,260	9,486	(226)	14,304	22,366	(8,062)
Total non-interest expenses	20,519	23,710	(3,191)	40,550	109,904	(69,354)

Loss before income taxes and gain from TERI settlements	(11,259)	(14,224)	2,965	(26,246)	(87,538)	61,292
Other income — gain from TERI settlements	8,112	—	8,112	8,112	—	8,112

Loss before income taxes	(3,147)	(14,224)	11,077	(18,134)	(87,538)	69,404
Income tax expense (benefit)	957	(16,080)	17,037	2,039	(23,019)	25,058

Net income (loss)	$(4,104)	$1,856	$(5,960)	$(20,173)	$(64,519)	$44,346

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

Non-Interest Revenues—Asset Servicing Fees

In March 2009, we entered into the Asset Services Agreement with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support their ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee, based on the aggregate outstanding principal balance of the education loans owned by the Trusts, limited to the total cash flows expected to be generated by residuals. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Our asset servicing fee receivables were $6.5 million and $5.8 million at December 31, 2010 and June 30, 2010, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates.

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

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from off-balance sheet VIEs	$88	$278	$813	$641
Due from Securitization Trusts	4,363	—	4,509	—

Total additional structural advisory fee trusts updates	4,451	278	5,322	641
Residuals:
Due from off-balance sheet VIEs	209	1,453	(1,148)	2,277
Due from Securitization Trusts	809	—	585	—

Total residual trusts updates	1,018	1,453	(563)	2,277

Total trust updates – Education Financing	$5,469	$1,731	$4,759	$2,918

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

See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our estimates of the fair value of additional structural advisory fee and residual receivables.

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

Education Financing
Cash received in excess of recorded receivables	$3,091
Reversal of recorded liabilities	5,021

Total gain from TERI settlements	$8,112

Income Taxes

Our effective income tax rate is calculated on a consolidated basis. For segment reporting, we record all income tax benefit or expense in our Education Financing segment because the securitization trusts are considered pass-through entities for tax purposes and, accordingly, the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trusts entities.

Income tax expense for the second quarter of fiscal 2011 was $957 thousand, and total expense for the first six months of fiscal 2011was $2.0 million. The income tax benefit was $16.1 million for the second quarter of fiscal 2010 and 23.0 million for the first six months of fiscal 2010. Due to enactment of the WHBAA, described below, we recorded an income tax benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer have any carrybacks to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of December 31, 2010, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating losses for the three and six months ended December 31, 2010, and we recorded expense accruals related to unrecognized tax benefits. Our net deferred tax liability increased during the three and six months ended December 31, 2010, and we therefore incurred deferred state tax expense.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2010.

Net unrecognized tax benefits were $30.9 million at December 31, 2010 and June 30, 2010. At December 31, 2010, we had $7.1 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $5.8 million accrued for interest and no amounts accrued for the payment of penalties.

In November 2009, the WHBAA was signed into law. Under the WHBAA, we were permitted to carry back the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010. The tax refund included $21.2 million that was attributable to Union Federal, which we distributed to Union Federal pursuant to our tax sharing agreement. On October 22, 2010, the OTS approved a cash dividend to be declared and paid by Union Federal to FMD of up to $29.0 million. In November 2010, Union Federal paid to FMD a dividend of $29.0 million.

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

We are involved in several matters before the Massachusetts Appellate Tax Board, or ATB, relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, has taken alternative positions with FMD: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for the taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. An evidentiary hearing has been scheduled for these matters before the ATB in April 2011. We cannot predict the timing or outcome of these matters, but an adverse outcome may have a material impact on our state tax liability not only for the taxable years at issue, but also for the taxable years 2007 through 2009. We believe we have recorded adequate reserves for these proceedings in our balance sheet for all of the potentially affected taxable years.

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
	(dollars in thousands)
	(As restated)
Revenues:
Net interest income:
Interest income	$84,572	$172,023
Interest expense	(16,050)	(34,093)

Net interest income	68,522	137,930
Provision for loan losses	(124,870)	(231,934)

Net interest loss after provision for loan losses	(56,348)	(94,004)
Administrative and other fees	282	575

Total revenues	(56,066)	(93,429)
Total general and administrative expenses	15,037	26,807

Loss before gain from TERI settlements	(71,103)	(120,236)
Other income — gain from TERI settlements	42,569	42,569

Net loss	$(28,534)	$(77,667)

Net Interest Income

For the three and six months ended December 31, 2010, net interest income for our Securitization Trusts segment was $68.5 million and $137.9 million, respectively, including $66.3 million and $133.5 million, respectively, attributable to the NCSLT Trusts. Net interest income from the securitization trusts included in our Securitization Trusts segment is generated by education loans held to maturity, and to a lesser extent interest earned on restricted cash and guaranteed investment contracts. Interest income on education loans held to maturity is primarily generated by variable rate loans, indexed to one-month LIBOR, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of the education loans, which are primarily variable rate notes indexed to one-month LIBOR, and to a lesser extent, interest-only strips that bear a fixed interest rate based on contractual notional values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs and the proceeds from interest-only strips, using the effective interest method. See “—Financial Condition—Contractual Obligations” below and Note 10, “Long-term Borrowings,” in the notes to our unaudited interim consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information on the rates paid on long-term borrowings.

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

Provision for Loan Losses

We recorded a provision for loan losses of $124.9 million and $231.9 million related to our Securitization Trusts segment for the three and six months ended December 31, 2010, respectively, including $124.9 million and $231.6 million, respectively, attributable to the NCSLT Trusts. The allowance for loan losses is adjusted for credit losses through a charge to a provision for loan losses. See “—Financial Condition—Loans” for a discussion on the allowance for loan losses and the credit quality of the related loans. The consolidated provision for loan losses is almost entirely related to education loans held by our Securitization Trusts segment.

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

Securitization Trusts
Cash received in excess of recorded receivables	$30,829
Reversal of recorded liabilities	11,740

Total other income — gain from TERI settlements	$42,569

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

See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for a discussion of the determination of additional structural advisory fees—trust updates. Trust administration fees are based on the volume of education loans outstanding. Our Securitization Trusts segment recognizes default prevention and management expenses based, in part, on the actual expenses incurred by our subsidiary, FMER in its capacity as special servicer, and based in part on the volume of education loans outstanding. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts, and results of FMER are included in our Education Financing segment. Servicer fees are based on the volume of education loans outstanding. Trust collection costs vary with the collection activities pursued on defaulted loans. Other securitization trust expenses are generally fixed indenture costs.

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

Financial Condition

Consolidated Average Balance Sheet

The following table reflects our consolidated average balance sheet, net interest income, rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended December 31,
	2010			2009
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$296,979	$155	0.21%	$394,269	$167	0.17%
Short-term investments and federal funds sold	52,224	72	0.55	43,814	51	0.46
Interest-bearing restricted cash and guaranteed investment contracts	187,224	76	0.16	—	—	—
Investments available for sale	3,912	47	4.77	7,027	90	5.06
Education loans held for sale	—	—	—	315,910	4,851	6.09
Education loans held to maturity	7,882,797	84,598	4.26	7,310	120	6.50
Mortgage loans held to maturity	8,202	75	3.58	8,849	175	7.87

Total interest-earning assets	8,431,338	85,023	3.99	777,179	5,454	2.78
Non-interest-bearing cash	4,725			2,415
Allowance for loan losses and lower of cost or fair value adjustments	(521,714)			(203,018)
Other assets	243,575			88,045

Total assets	$8,157,924			$664,621

Liabilities:
Time and savings account deposits	$48,586	$114	0.93%	$99,759	$385	1.53%
Money market account deposits	17,462	22	0.48	49,823	199	1.58
Education loan warehouse facility	—	—	—	229,075	3,191	5.53
Other interest-bearing liabilities	6,512	98	5.97	12,687	178	5.58
Long-term borrowings	8,748,023	16,050	0.72	—	—	—

Total interest-bearing liabilities	8,820,583	16,284	0.72	391,344	3,953	4.01
Non-interest-bearing deposits	57			1,759
All other liabilities	82,562			28,057

Total liabilities	8,903,202			421,160
Stockholders’ equity (deficit) (as restated)	(745,278)			243,461

Total liabilities and stockholders’ equity (deficit)	$8,157,924			$664,621

Total interest-earning assets	$8,431,338			$777,179

Net interest income		$68,739			$1,501

Net interest margin			3.23%			0.76%

	Six months ended December 31,
	2010			2009
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$297,370	$337	0.22%	$277,490	$289	0.21%
Short-term investments and federal funds sold	52,103	149	0.57	26,569	53	0.39
Interest-bearing restricted cash and guaranteed investment contracts	175,904	170	0.19	—	—	—
Investments available for sale	4,008	98	4.80	7,545	194	5.10
Education loans held for sale	—	—	—	420,528	12,976	6.12
Education loans held to maturity	7,816,986	172,039	4.37	3,655	120	6.50
Mortgage loans held to maturity	8,220	171	4.13	9,212	304	6.56

Total interest-earning assets	8,354,591	172,964	4.11	744,999	13,936	4.72
Non-interest-bearing cash	4,934			2,507
Allowance for loan losses and lower of cost or fair value adjustments	(523,632)			(191,376)
Other assets	431,599			162,282

Total assets	$8,267,492			$718,412

Liabilities:
Time and savings account deposits	$56,542	$300	1.05%	$101,045	$856	1.68%
Money market account deposits	23,424	61	0.52	49,636	427	1.71
Education loan warehouse facility	—	—	—	229,435	6,391	5.53
Other interest-bearing liabilities	9,026	256	5.65	12,017	321	5.30
Long-term borrowings	8,833,362	34,093	0.76	—	—	—

Total interest-bearing liabilities	8,922,354	34,710	0.76	392,133	7,995	4.04
Non-interest-bearing deposits	39			1,447
All other liabilities	64,529			25,129

Total liabilities	8,986,922			418,709
Stockholders’ equity (deficit) (as restated)	(719,430)			299,703

Total liabilities and stockholders’ equity (deficit)	$8,267,492			$718,412

Total interest-earning assets	$8,354,591			$744,999

Net interest income		$138,254			$5,941

Net interest margin			3.28%			1.58%

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

Our management monitors the credit quality of educations loans based on loan status, as outlined above. We consider an education loan to be impaired when it is greater than 180 days past due. The allowance for loan losses at December 31, 2010 included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $51.6 million. In addition, we established a general allowance of $448.9 million for estimated projected net defaults for the twelve months following our balance sheet date, which we refer to as the confirmation period. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables, as outlined in Note 9, “Service Revenue Receivables and Related Income.” We based our default curves on macroeconomic indicators and our historical observations. We based our recovery rates on our historical observations. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statement included in Item 1 of Part I of this quarterly report for more information on default and recovery rates.

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

Restricted Funds Due to Clients

As part of our newly acquired TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts and are not available for our use. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients.

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

Total Stockholders’ Equity

Effective July 1, 2010, upon our adoption of ASU 2009-16 and ASU 2009-17, we recorded a decrease to opening retained earnings of $880.1 million (as restated) as the cumulative effect of a change in accounting principle. This amount represented the net deficit attributable to the 14 newly consolidated securitization trusts, including $979.0 million for the NCSLT Trusts, as well as the reversal of residual interests recognized in prior periods for entities consolidated, partially offset by the reversal of certain related deferred tax asset valuation allowances and the net deficit of the deconsolidated UFSB-SPV. Total stockholders’ equity at December 31, 2010 (as restated) includes in retained earnings the deficit of the NCSLT Trusts of $1.06 billion, which will never be realized by our stockholders because we have no ownership interest in these trusts.

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

Union Federal’s equity capital was $12.8 million at December 31, 2010, down significantly from $43.4 million at June 30, 2010, due to the payment in November 2010 of a cash dividend from Union Federal to First Marblehead of $29.0 million, which was approved by the OTS. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2010 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2010	June 30, 2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	100.3%	124.8%
Total risk-based capital	8.0	10.0	101.5	125.5
Tier 1 (core) capital	4.0	5.0	17.8	27.9

Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” and that was not prepared in accordance with GAAP. We define “net operating cash usage” to approximate cash requirements to fund operations. “Net operating cash usage” is not directly comparable to our consolidated statement of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourage the use of and emphasis on non-GAAP financial metrics and require companies to explain why a non-GAAP financial metric is relevant to management and investors.

Management and our board of directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. The non-GAAP financial measure is also used by us in our financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our quarterly and annual results, including our non-interest expenses and quarter-end liquidity position, particularly in light of dislocations in the private education loan industry and the capital markets that have affected us. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how investors, analysts and financial news media may evaluate financial results.

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

“Net operating cash usage” should be considered in addition to, and not as a substitute for, or superior to, financial information prepared in accordance with GAAP. Net operating cash usage relates solely to our Education Financing segment, and excludes the effects of income taxes, acquisitions, participation account funding and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss before income taxes, for the three and six months ended December 31, 2010 and 2009, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(dollars in thousands)
Loss before income taxes	$(32,480)	$(21,105)	$(96,366)	$(157,821)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	30,224	—	80,894	—
GATE Trusts	(891)	—	(2,662)	—
UFSB-SPV	—	6,881	—	70,283

Net loss before income taxes – Education Financing	(3,147)	(14,224)	(18,134)	(87,538)
Adjustments for non-cash revenues and expenses:
Trust update (gains) losses – additional structural advisory fees and residuals:
Securitization Trusts segment	(5,172)	—	(5,094)	—
Off-balance sheet VIEs	(297)	(1,731)	335	(2,918)
Asset servicing fees	346	(1,980)	(723)	(4,242)
Non-cash gains from TERI settlements	(5,021)	—	(5,021)	—
Depreciation and amortization	1,920	3,600	4,447	7,293
Stock-based compensation expense	1,199	1,499	2,250	3,039
Losses on education loans held for sale of Union Federal	—	3,170	—	63,573
Cash receipts from education loans, net of interest income accruals	206	(346)	295	(2,179)
Cash receipts from trust distributions	134	24	428	47
Other	(1,692)	(624)	(2,732)	(993)

Non-GAAP net operating cash usage	$(11,524)	$(10,612)	$(23,949)	$(23,918)

The increase in cash used during the second quarter of fiscal 2011 reflected higher third-party services expense for TMS acquisition costs. For the six months ended December 31, 2010, lower cash usage reflected lower capital lease payments and higher trust distributions, partially offset by TMS acquisition costs in fiscal 2011.

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

On May 9, 2011, KPMG LLP reported to our board of directors and audit committee that our allocations to non-controlling interests were not consistent with GAAP. As a result, we restated the unaudited financial statements contained in the Original Q1 and the Original Q2, to eliminate the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our consolidated statements of operations. Our restated financial results included the losses generated by the NCSLT Trusts in our net losses and net losses per share for the three and six months ended September 30, 2010 and December 31, 2010, respectively, and our consolidated deficit as of September 30, 2010 and December 31, 2010. Our restated consolidated balance sheets as of September 30, 2010 and December 31, 2010 now reflect in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit.

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

Changes to Internal Control and Remediation Plan for the Significant Deficiency

We have implemented remediation efforts to address the significant deficiency in our control over financial reporting as of December 31, 2010 with regard to deferred tax assets. We are in the process of strengthening and enhancing the reviews of our determination of the deferred tax asset valuation allowance. We have also appointed a new Chief Accounting Officer, who will have responsibility for, among other things, internal control over income tax accounting.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2010, which materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Finally, we have deleted the risk factor entitled “The Creditors Committee has challenged the enforceability of certain of the trusts’ security interests, which may result in additional delay and expense, as well as a significant reduction in collateral available to the trusts.” Pursuant to the terms of the Modified Plan of Reorganization, the Creditors Committee’s challenge has been dismissed with prejudice. See Note 12, “Commitments and Contingencies—TERI Reorganization,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional information. We also deleted the risk factor entitled “We may acquire other businesses, and we may have difficulty integrating those businesses or generating an acceptable return from acquisitions,” which was included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2010.

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

Effective July 1, 2010, we consolidated 14 securitization trusts that we previously facilitated, and we deconsolidated UFSB-SPV. As a result, on the date of adoption, we recorded a net increase in total assets and total liabilities of $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of $880.1 million (as restated). We adjusted our opening retained earnings by $990.3 million (as restated) for the net deficit of the consolidated securitization trusts, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees, from other off-balance sheet VIEs that were not consolidated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation,” included in Item 2 of Part I of this quarterly report for additional details regarding our adoption of ASU 2009-16 and ASU 2009-17.

ASU 2009-17 requires us to make additional judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices. Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment. Moreover, we are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with 19 unconsolidated VIEs for which we perform services related to default prevention and portfolio management. We have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible trust performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of our VIEs, any decision to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Any such consolidations or deconsolidations, were they to occur, could make comparisons of our financial performance between periods challenging to investors.

The accounting for these matters is new and complex, particularly in light of our sale of the Trust Certificate to an unrelated third party. We have determined that it was necessary to correct the financial statement presentation in this quarterly report with respect to non-controlling interest accounting. We may be required to adjust our financial statement presentation in the future as a result of new accounting standards or changes to current accounting standards.

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

We may require additional funds for our products, operating expenses, including expenditures relating to TMS, credit enhancement for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through education loan asset-backed securitizations. The securitization market, although more accessible than during the height of the financial crisis, continues to be available only on terms that are not acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of December 31, 2010, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient to provide amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products, curtail or delay plans for TMS, or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 19, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Item 1 of Part I of this quarterly report for additional details.

A significant portion of our acquisition of TMS includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss on these could have a material adverse impact on our financial condition and results of operations.

We acquired $27.7 million of intangible assets and $19.2 million of goodwill related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

THE FIRST MARBLEHEAD CORPORATION

Date: May 16, 2011	By:	/s/ KENNETH KLIPPER
Kenneth Klipper Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.2(2)	Second Amendment to Lease between the Registrant and Cabot Road Owner—VEF VI, LLC dated as of November 3, 2010

10.3(3)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.4**	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.4**	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1(4)	Static pool data as of December 31, 2010

99.2(4)	Supplemental presentation dated December 31, 2010

(1)	Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 14, 2010
(2)	Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 5, 2010
(3)	Incorporated by reference to exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 22, 2010
(4)	Incorporated by reference to exhibits to the registrant’s current report on Form 8-K filed with the SEC on February 1, 2011
*	Filed with the registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, originally filed with the SEC on February 9, 2011.
**	Filed herewith.