Form 10-Q
period 2011-03-31
FIRST MARBLEHEAD CORP
filed 2011-05-16
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

As of May 13, 2011, the registrant had 101,177,635 shares of Common Stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited financial statements included in our Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on September 2, 2010.

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” or similar references to refer to The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities, or VIEs, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis.

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance, future funding transactions, projected costs, projected trust or loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth below under “—Application of Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 16, 2011.

Executive Summary

Overview

The presentation of our financial results beginning in fiscal 2011 significantly differs from prior fiscal years due to our adoption, effective July 1, 2010, of Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17. Effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result, in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout this quarterly report and for segment reporting purposes. The financial results of our Education Financing segment have generally been derived from our services relating to private education loans, which we refer to as education loans, and after January 1, 2011, tuition billing and collections services. On December 31, 2010, we completed our acquisition of Tuition Management Systems LLC, which we refer to as TMS, formerly a division of KeyBank National Association, which we refer to as KeyBank. We purchased the assets, net of assumed liabilities, systems, trademarks and employees of TMS for $47.0 million in cash. In addition, we may be entitled to a payment of up to $1.3 million from KeyBank based on certain performance metrics of TMS through July 1, 2011. See Note 5, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The VIEs consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 at July 1, 2010 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2004 through 2007, although not all securitization trusts facilitated by us during that period were consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by certain of these securitization trusts, which we refer to as the Trusts, were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts, and the consolidated NCT Trusts as the GATE Trusts, throughout this quarterly report. We present the financial results of the consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout this quarterly report and for segment reporting purposes. The administration of these trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

We made our determination of entities to consolidate at July 1, 2010 using assumptions about the expected financial performance of VIEs and our variable interests in them at that date. ASU 2009-17 requires us to continuously reassess whether consolidation of VIEs is appropriate. As a result, we may be required to consolidate or deconsolidate VIEs in future periods. Changes in our determinations of which VIEs to consolidate may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

See Note 2, “Summary of Significant Accounting Policies—Consolidation,” and Note 4, “Consolidation,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Changes to Presentation

In prior interim periods of fiscal 2011, in consultation with KPMG LLP, our independent registered public accounting firm, we presented the equity interests in the NCSLT Trusts, which are owned by an unrelated third party, as “non-controlling interests” in our balance sheets, as a separate component of stockholders’ equity. In addition, in our statements of operations, we allocated the net losses generated by the NCSLT Trusts to non-controlling interests. The net losses of the NCSLT Trusts did not, therefore, directly impact the net loss, loss per share or equity available to First Marblehead stockholders. In May 2011, KPMG LLP reported to our board of directors and our audit committee that our allocations to non-controlling interests were not consistent with U.S. generally accepted accounting principles, or GAAP. Instead, under GAAP, the NCSLT Trusts’ financial performance, including losses, should be allocated to us until either the trusts are deconsolidated or trust liabilities are extinguished.

As a result, we have eliminated the allocation of losses generated by the NCSLT Trusts to non-controlling interests in our statements of operations and have included the losses from the NCSLT Trusts in our net loss, net loss per share and accumulated deficit. Our balance sheet at March 31, 2011 reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit. For additional information on these changes, please see the Current Report on Form 8-K that we filed with the SEC on May 10, 2011 as well as Amendment No. 1 to our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010 and December 31, 2010, each of which was filed with the SEC on May 16, 2011.

Business Trends and Uncertainties

The following discussion of business trends and uncertainties is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale in fiscal 2009 to a third party owner of the trust certificate, or Trust Certificate, of NC Residuals Owners Trust, which held our residual interests in the Trusts. Although we are required under GAAP to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations and earnings or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit as of March 31, 2011 included a deficit of $1.06 billion related to the NCSLT Trusts. Any accumulated deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders is limited to the value of our service revenue receivables due from these trusts or their third-party owner, which constitute our variable interests, recorded by our Education Financing segment. At March 31, 2011, our Education Financing segment had service revenue receivables of $15.9 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profits generated by the GATE Trusts would ultimately be realized by our stockholders in the form of residual cash flow payments.

As a result of economic conditions, we undertook a number of measures in fiscal 2010 to adjust our business model. These measures are described in Item 7 of Part II of our Annual Report filed with the SEC on September 2, 2010, under the heading “Executive Summary—Business Trends and Uncertainties.”

We have summarized below certain recent developments affecting our Education Financing segment since the beginning of fiscal 2011:

•

In October 2010, we received a federal tax refund of $45.1 million, which included $21.2 million attributable to our bank subsidiary, Union Federal Savings Bank, or Union Federal, and distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the U.S. Office of Thrift Supervision, or OTS, Union Federal’s regulator, approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid to FMD in November 2010.

•

In October 2010, the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, entered an order confirming the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010, which we refer to as the Modified Plan of Reorganization, which became effective in November 2010, and granted a stipulation, which we refer to as the Stipulation, among TERI, the Official Committee of Unsecured Creditors of TERI, or Creditors Committee, FMD and its subsidiaries, First Marblehead Education Resources, Inc., or FMER, and First Marblehead Data Services, Inc., or FMDS, settling certain claims between TERI and FMD, FMER and FMDS. Our Education Financing segment recognized gains of $8.1 million related to the claims of FMD and FMER during the second quarter of fiscal 2011.

•

On December 31, 2010, we completed our acquisition of the assets, liabilities and operations of TMS from KeyBank for $47.0 million. Following the closing of the acquisition, TMS has retained its separate brand identity and operations. See Note 5, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

•

In the third quarter of fiscal 2011, we completed our previously announced review of strategic alternatives for Union Federal. After an extensive analysis of a broad range of alternatives by a special committee of independent directors and FMD’s financial and legal advisors, we have decided to retain our ownership of Union Federal at this time. We believe our acquisition of TMS, along with our desire to implement our own private education loan programs (subject to regulatory constraints) built upon our Monogram® loan product service platform, which we refer to as the Monogram platform, creates potential synergies with Union Federal.

Portfolio Performance. Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States, including increased unemployment rates, higher levels of education loan defaults and lower recoveries on such defaults. While there have been some recent improvements, these conditions have had, and may continue to have, a material adverse effect on legacy loan portfolio performance and the estimated value of our service revenue receivables associated with the securitization trusts that we have previously facilitated. During the third quarter of fiscal 2011, we completed a review based on accumulation of information associated with the impact of these conditions on our post-default recovery performance.

Changes in post-default recovery performance often lag behind most of the other loan performance assumptions due to the fact that over the life-cycle of an education loan, recovery performance data is typically among the last performance data to become available. During the third quarter of fiscal 2010, we retroactively scored education loans held by the Trusts into three risk segments using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination, with education loans in Segment 1 expected to perform better than education loans in Segment 2, and education loans in Segment 2 expected to perform better than education loans in Segment 3. We believe we now have sufficient recovery data on education loans having defaulted during the recent stressed economic environment to suggest a change to our net recovery rate assumption on a segmented basis and are now applying net recovery rates of 36.3% for Segment 1 education loans, 32.1% for Segment 2 education loans and 22.1% for Segment 3 education loans. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information about the changes.

Capital Markets. We believe that conditions in the capital markets generally continued to improve in fiscal 2011 compared with recent prior years. In particular, investors in asset-backed securities, or ABS, have begun to demonstrate increased interest in ABS backed by private education loans that exhibit a strong credit profile. Additionally, investors have once again begun to demonstrate interest in longer duration ABS in the sector. As a result, we believe that there may again be an opportunity to finance private education loans in the ABS market. We believe, however, that the structure and economics of any near-term financing transaction would be materially different from prior transactions that we sponsored. Such differences include, but are not limited to, the potential for lower revenues, additional cash requirements on our part and a higher likelihood that we would be required to consolidate any new securitization trust in our financial statements. We continue to opportunistically evaluate efficient portfolio funding strategies, including warehouse lending facilities and term securitization transactions.

Loan Origination. During the first quarter of fiscal 2011, we began performing services under loan program agreements for two clients, each related to school-certified education loan programs to be funded by these clients based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of these programs. Our Monogram platform provides us with an opportunity, through our Education Financing segment, to originate, administer, manage and finance education loans, and we believe that the two loan program agreements we have entered into are a significant step in our return to the education lending marketplace.

The near-term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully market our Monogram platform and successfully integrate TMS into our operations so that we may transition to more fee-based revenues, while growing and diversifying our client base. We believe that the size and quality of TMS’ customer base provides us with an opportunity to expand our school relationships and offer complementary products and services in the future. While we continue to seek additional lender clients, we are also in the process of developing additional loan programs based on our Monogram platform, which we expect to be offered by Union Federal later this calendar year, subject to regulatory constraints. We are uncertain as to the degree of market acceptance our Monogram platform will have, particularly in the current economic environment where many lenders continue to evaluate their education lending business models. We are also uncertain of the volume of education loans to be generated by our two clients during the remainder of fiscal 2011 in light of seasonal trends. The volume of education loan applications typically increases with the approach of tuition payment due dates, and we have historically processed the greatest application volume during the summer months. The seasonality of education loan originations will likely impact the timing and size of fees that we earn in the remainder of fiscal 2011.

Changes in any of the following factors could materially affect our financial results:

•	The extent to which our services and products, including our Monogram platform, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume that we are able to generate under our Monogram-based loan programs;

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

•

Challenges relating to the federal income tax treatment of our sale of the Trust Certificate to a third party in fiscal 2009, or our asset services agreement, which we refer to as the Asset Services Agreement, with the purchaser of the Trust Certificate, including proceedings related to federal tax refunds previously received, as a result of the audit currently being conducted by the Internal Revenue Service, or IRS, or otherwise;

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

•

Our success in appealing an order entered by the Bankruptcy Court in December 2010 relating to the TERI database dispute as set forth under the caption “Legal Proceedings—TERI Database Dispute” in Item 1 of Part II of this quarterly report;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Three and Nine Months Ended March 31, 2011 and 2010

Financial Results Summary

We, in conjunction with our independent registered public accounting firm, identified certain errors in the levels of reserves recorded for deferred tax assets in fiscal 2010 and fiscal 2009. We have assessed the materiality of the errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The correction of these amounts is reflected in the table below, and in our consolidated statements of operations and our consolidated balance sheets included in this quarterly report, and will continue to be reflected in our future reports that we file pursuant to the Exchange Act. See Note 3, “Corrections of Immaterial Errors in Prior Fiscal Years,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for the impact of the corrections on previously reported consolidated statements of operations by quarter for fiscal 2010, and for full years fiscal 2010 and for fiscal 2009, and our consolidated balance sheets at June 30, 2010 and 2009.

The following table summarizes our results of operations by reporting segment:

	Three months ended March 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total

	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$341	$(9,303)	$9	$(8,953)	$(162)	$666	$504
Total non-interest revenues	(14,958)	1,818	19,278	6,138	(17,308)	(164)	(17,472)

Total revenues	(14,617)	(7,485)	19,287	(2,815)	(17,470)	502	(16,968)
Total non-interest expenses	27,178	(9,724)	19,157	36,611	24,122	3,738	27,860

Income (loss) before other income and income taxes	(41,795)	2,239	130	(39,426)	(41,592)	(3,236)	(44,828)
Other income — gain from TERI settlement	—	18	—	18	—	—	—

Income (loss) before income taxes	(41,795)	2,257	130	(39,408)	(41,592)	(3,236)	(44,828)
Income tax expense (benefit)	(82)	—	—	(82)	(4,647)	302	(4,345)

Net income (loss)	$(41,713)	$2,257	$130	$(39,326)	$(36,945)	$(3,538)	$(40,483)

Net income (loss) per basic and diluted share	$(0.41)	$0.02	$0.00	$(0.39)	$(0.37)	$(0.04)	$(0.41)

Basic and diluted weighted-average shares outstanding				100,834			99,248

Net loss for the three months ended March 31, 2011 was $39.3 million, or $0.39 per diluted share, including $598 thousand of income from the NCSLT Trusts. The remaining $1.7 million of net income for our Securitization Trusts segment, or $0.02 per diluted share, was derived from the GATE Trusts, for which we own 100% of the residuals. The net loss for the three months ended March 31, 2010 reflects net losses attributable to UFSB-SPV, which was deconsolidated on July 1, 2010, of $3.5 million.

With respect to our Education Financing segment, total revenues for the three months ended March 31, 2011 improved by $2.9 million compared to total revenues for the third quarter of fiscal 2010. The increase in non-interest revenues reflects TMS revenues of $7.1 million, partially offset by the $4.5 million decline in asset servicing fees. Non-interest revenues for the third quarter of fiscal 2011 reflected a $21.4 million loss on trust updates for decreases in the estimated fair value of additional structural advisory fees and residuals compared with a loss of $21.5 million a year earlier. Both periods reflect changes to assumptions about the performance of education loans held by the securitization trusts. The increase in net interest income after provision for loan losses reflects lower interest expenses on deposits at Union Federal in the fiscal 2011 period. Non-interest expenses were up $3.1 million for the quarter due to TMS expenses of $7.7 million, partially offset by lower depreciation, occupancy and stock compensation expenses. The tax benefit for the three months ended March 31, 2011 principally reflects accruals related to unrecognized tax benefits offset by a decrease in deferred tax liabilities. The tax benefit for the three months ended March 31, 2010 reflects the recognition of tax benefits that became available to FMD as a result of the passage in November 2009 of the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, offset by accruals related to unrecognized tax benefits.

With respect to our Securitization Trusts segment, total revenues for the third quarter of fiscal 2011 reflect net interest income of $64.4 million and a provision for loan losses of $73.7 million. Total non-interest expenses reflect general operating expenses of $11.8 million, more than offset by a gain of $21.5 million on the fair value adjustment to additional structural advisory fees due to our Education Financing segment. The consolidated securitization trusts carry their liabilities for additional structural advisory fees at fair value in their balance sheets. Our Securitization Trusts gain is eliminated in consolidation, as well as the loss recorded in revenue by our Education Financing segment.

	Nine months ended March 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$378	$(103,307)	$29	$(102,900)	$4,181	$2,311	$6,492
Total non-interest revenues	(691)	2,393	9,074	10,776	715	(498)	217

Total revenues	(313)	(100,914)	9,103	(92,124)	4,896	1,813	6,709
Total non-interest expenses	67,728	17,083	9,538	94,349	134,026	75,332	209,358

Income (loss) before other income and income taxes	(68,041)	(117,997)	(435)	(186,473)	(129,130)	(73,519)	(202,649)
Other income — gain from TERI settlement	8,112	42,587	—	50,699	—	—	—

Loss before income taxes	(59,929)	(75,410)	(435)	(135,774)	(129,130)	(73,519)	(202,649)
Income tax expense (benefit)	1,957	—	—	1,957	(27,666)	299	(27,367)

Net income (loss)	$(61,886)	$(75,410)	$(435)	$(137,731)	$(101,464)	$(73,818)	$(175,282)

Net income (loss) per basic and diluted share	$(0.61)	$(0.75)	$(0.01)	$(1.37)	$(1.02)	$(0.75)	$(1.77)

Basic and diluted weighted-average shares outstanding				100,809			99,232

Net loss for the nine months ended March 31, 2011 was $137.7 million, or $1.37 per diluted share, including $80.3 million of losses, or $0.80 per diluted share, from the NCSLT Trusts. The remaining $4.9 million of net income, or $0.05 per diluted share, from our Securitization Trusts segment relates to the GATE Trusts, for which we own 100% of the residuals. The net loss for the nine months ended March 31, 2010 reflects net losses attributable to UFSB-SPV, which was deconsolidated on July 1, 2010, of $73.8 million.

For our Education Financing segment, net interest income after provision for loan losses for the nine months ended March 31, 2011, declined $3.8 million compared to the comparable period in fiscal 2010. The decrease was primarily attributable to $4.9 million earned on education loans held for sale by Union Federal prior to their sale in the second quarter of fiscal 2010, partially offset by a decrease in interest expenses on leases and deposits of $1.4 million during the fiscal 2011 period. Non-interest revenues declined $1.4 million, reflecting an $8.0 million decline in asset servicing fees and a $2.5 million decline in administrative and other fees excluding TMS, in part offset by increases attributable to TMS revenues of $7.1 million and a decrease of $2.0 million in losses on trust updates for decreases in the estimated fair value of additional structural advisory fees and residuals.

Non-interest expenses for our Educations Financing segment declined $66.3 million for the nine months ended March 31, 2011 compared with a year earlier due to losses on education loans held for sale by Union Federal of $63.6 million recorded in fiscal 2010 and lower occupancy, equipment and depreciation costs of $10.4 million in fiscal 2011, partially offset by TMS expenses recorded in fiscal 2011 of $7.7 million. Other income in fiscal 2011 reflects the gain on the settlement with TERI in the second quarter of fiscal 2011. Tax expense for the nine months ended March 31, 2011 principally reflects accruals related to unrecognized tax benefits, offset by a decrease in deferred tax liabilities. The tax benefit for the nine months ended March 31, 2010 reflects tax benefits that became available to FMD as a result of the enactment in November 2009 of the WHBAA, offset by accruals related to unrecognized tax benefits.

With respect to our Securitization Trusts segment, total revenues for the third quarter of fiscal 2011 reflect net interest income of $202.4 million and a provision for loan losses of $305.7 million. Total non-interest expenses reflect general operating expenses of $34.1 million, partially offset by a gain on the fair value adjustment to additional structural advisory fees due to our Education Financing segment of $17.0 million.

The following sections provide more detail on the products and financial results of our reporting segments:

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the Trust Certificate, which we sold in fiscal 2009.

As of January 1, 2011, we provide outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through TMS. TMS is one of the largest U.S. providers of such services, operating in 47 states and serving over 1,100 schools. TMS provides students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options. See Note 5, “Acquisition of TMS,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for information on the pro forma financial results of our operations including TMS as if the acquisition had occurred on July 1, 2009.

We offer clients the opportunity to outsource key components of their education loan programs to us by offering the following services on a stand-alone, fee-for-service basis or as an integrated part of our Monogram platform:

•

Loan origination—We offer loan processing services to schools and lenders, from application intake through loan disbursement. We are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

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

•

Tuition payment plans—Effective with our acquisition of the assets, liabilities and operations of TMS on December 31, 2010, we have expanded our service offerings to include tuition planning, tuition billing and payment technology services for educational institutions.

Our Monogram platform enables a lender to customize some or all of our service offerings based on its particular needs, including its risk control and return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. Lenders may provide all loan repayment options to all applicants who pass the credit review or restrict repayment options based on applicants’ scores. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the education loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods and an increased percentage of borrowers making payments while in school, in each case when compared to loans generated under programs that we previously facilitated, as well as high cosigner participation rates. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenues and client base.

Development of our Monogram platform was completed in August 2009, and the first education loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with our two initial Monogram-based loan programs, we agreed to provide credit enhancement to each of our lender clients by funding deposits in participation interest accounts, which we refer to as participation accounts, up to dollar limits specified in the agreements, to serve as first-loss reserves for defaulted program loans. We have provided initial deposits into the participation accounts, and we will further fund the participation accounts on a quarterly basis during the term of the loan program agreements based on the volume and credit tiering of disbursed program loans. As consideration for providing the credit enhancement, we are entitled to receive a share of the interest generated on the loans. During the first nine months of fiscal 2011, we funded $8.5 million to participation accounts.

Historically, the driver of our results of operations and financial condition for our Education Financing segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. Securitization refers to the technique of pooling education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. For our past securitization services, we are entitled over time to receive additional structural advisory fees and residual cash flows from certain securitization trusts.

We also include in our Education Financing segment the financial results of our bank subsidiary, Union Federal. Union Federal is a federally-chartered thrift regulated by the OTS that offers residential and commercial mortgage loans and retail savings, money market and time deposit products. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the OTS.

Prior period financial results for our Education Financing segment do not include the financial results of UFSB-SPV, which has been presented separately in “Deconsolidation and Eliminations” for segment reporting purposes.

The following are the results of operations for our Education Financing segment:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2011	2010	2011 - 2010	2011	2010	2011 - 2010
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$557	$605	$(48)	$1,478	$6,505	$(5,027)
Interest expense	(206)	(615)	409	(823)	(2,219)	1,396

Net interest income	351	(10)	361	655	4,286	(3,631)
Provision for loan losses	(10)	(152)	142	(277)	(105)	(172)

Net interest income (loss) after provision for loan losses	341	(162)	503	378	4,181	(3,803)
Non-interest revenues:
Asset servicing fees	(4,959)	(502)	(4,457)	(4,236)	3,740	(7,976)
Additional structural advisory fees and residuals - trust updates	(21,413)	(21,531)	118	(16,654)	(18,613)	1,959
Administrative and other fees	11,414	4,725	6,689	20,199	15,588	4,611

Total non-interest revenues	(14,958)	(17,308)	2,350	(691)	715	(1,406)

Total revenues	(14,617)	(17,470)	2,853	(313)	4,896	(5,209)
Total non-interest expenses	27,178	24,122	3,056	67,728	134,026	(66,298)

Loss before other income and income taxes	(41,795)	(41,592)	(203)	(68,041)	(129,130)	61,089
Other income - gain from TERI settlement	—	—	—	8,112	—	8,112

Loss before income taxes	(41,795)	(41,592)	(203)	(59,929)	(129,130)	69,201
Income tax expense (benefit)	(82)	(4,647)	4,565	1,957	(27,666)	29,623

Net loss	$(41,713)	$(36,945)	$(4,768)	$(61,886)	$(101,464)	$39,578

Net Interest Income

For the three months ended March 31, 2011, net interest income after provision for loan losses was a gain of $341 thousand, up from a loss of $162 thousand for the same period a year earlier, reflecting lower interest expense on lower volumes of deposits at Union Federal and a lower provision for loan losses.

For the nine months ended March 31, 2011, net interest income after provision for loan losses declined to $378 thousand from $4.2 million for the same period a year earlier. This decline reflected the decrease in our education loans held for sale following the sale, which was completed during the second quarter of fiscal 2010, of 88% of the education loans held for sale by Union Federal. Loans held for sale generated $4.9 million of interest income in the fiscal 2010 period prior to their sale. To a lesser extent, we experienced a decline in interest expense, primarily on deposits, attributable to both lower rates and lower deposit volumes. See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and rates earned and paid.

Non-Interest Revenues

Non-interest revenues for our Education Financing segment include asset servicing fees due from the third-party owner of the Trust Certificate, stand-alone fee-for-service revenues for loan origination, program support and other services due from unrelated third parties, and starting in fiscal 2011, fees related to our Monogram platform, which was deployed to two clients during the first quarter of fiscal 2011. Non-interest revenues for the third quarter of fiscal 2011 also include $7.1 million of revenues generated by TMS. In addition, non-interest revenues for our Education Financing segment include trust updates for additional structural advisory fee and residual receivables, as well as administration and other fees for services provided to securitization trusts that we facilitated, including but not limited to those trusts that we consolidated effective July 1, 2010, prior to intercompany eliminations.

Non-Interest Revenues—Asset Servicing Fees

In March 2009, we entered into the Asset Services Agreement with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support their ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee, based on the aggregate outstanding principal balance of the education loans owned by the Trusts, limited to the total cash flows expected to be generated by residuals. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts. Our asset servicing fee receivables were $1.5 million and $5.8 million at March 31, 2011 and June 30, 2010, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates.

During the third quarters of fiscal 2011 and 2010, we recorded $170 thousand and $2.1 million as fee income, respectively, which represented our estimate of the net present value of fees to be received for services specifically provided during those reporting periods. During the first nine months of fiscal 2011 and 2010, we recorded $1.9 million and $6.0 million as fee income, respectively. For the third quarter and first nine months of fiscal 2011, we recognized fee update losses of $5.1 million and $6.2 million, respectively, compared to fee update losses of $2.6 million and $2.3 million for the comparable periods in fiscal 2010. The lower fee income and higher fee update losses in fiscal 2011 reflect reductions in our estimates of the volume of residual cash flows to be paid to the third-party owner of the Trust Certificate, largely due to a change in our assumed recovery rates on defaulted education loans. Fee update losses in fiscal 2010 reflect reductions in our estimates of the volume of residual cash flows, largely due to a change in our assumed default rates.

Non-Interest Revenues—Additional Structural Advisory Fee and Residual Trust Updates

We record additional structural advisory fee and residual receivables at fair value in our balance sheet. Such receivables represent the estimated fair value of service receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Absent readily obtainable market values, fair value is estimated as the net present value of fees to be received, based on estimated cash flows of the securitization trusts from which the receivables are due, which include but are not limited to the NCSLT Trusts.

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

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from off-balance sheet VIEs	$72	$(21,440)	$885	$(20,799)
Due from Securitization Trusts	(21,525)	—	(17,016)	—

Total additional structural advisory fee trust updates	(21,453)	(21,440)	(16,131)	(20,799)
Residuals:
Due from off-balance sheet VIEs	161	(91)	(987)	2,186
Due from Securitization Trusts	(121)	—	464	—

Total residual trust updates	40	(91)	(523)	2,186

Total trust updates – Education Financing	$(21,413)	$(21,531)	$(16,654)	$(18,613)

Additional Structural Advisory Fees. The decreases in the estimated fair value of our additional structural advisory fee receivables during fiscal 2011 were primarily related to the decreases in our recovery rate assumptions at March 31, 2011. The changes to our assumptions reduced the estimated fair value of additional structural advisory fees due from consolidated securitization trusts by $21.5 million during the third quarter of fiscal 2011. For the nine months ended March 31, 2011, losses were partially offset by gains recorded earlier in the fiscal year related to a decrease in our discount rate assumptions and accretion for the passage of time.

Losses recorded during the three and nine months ended March 31, 2010 reflected increases to our discount rate and default rate assumptions, partially offset by a lower prepayment rate assumption as a result of enhancements we made in the third quarter of fiscal 2010 to the financial models that we use to estimate the fair value of our service receivables. These enhancements provided for the inclusion of certain prospective macroeconomic factors in our default and prepayment assumptions for those education loans securitized in the Trusts. In addition, we developed the ability to provide performance information on a segmented basis rather than merely on a weighted-average basis. As a result, during the third quarter of fiscal 2010, we increased our projected overall end-point default rates, and decreased our overall projected prepayment rates, which had the effect of lengthening the term over which we are entitled to receive additional structural advisory fees. Due to the longer term of the fees, we determined that it was appropriate to apply a higher discount rate.

The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables recognized by our Education Financing segment:

	Three months ended, March 31,		Nine months ended, March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Fair value, beginning of period:
Due from Securitization Trusts	$37,982	$—	$33,473	$—
Due from off-balance sheet VIEs	1,588	55,724	1,203	55,130

Total additional structural advisory fee receivables, beginning of period	39,570	55,724	34,676	55,130
Cash received from trust distributions of off-balance sheet VIEs	(32)	(382)	(460)	(429)
Trust updates—off-balance sheet VIEs	72	(21,440)	885	(20,799)
Trust updates—Securitization Trusts	(21,525)	—	(17,016)	—

Fair value, end of period:
Due from Securitization Trusts	16,457	—	16,457	—
Due from off-balance sheet VIEs	1,628	33,902	1,628	33,902

Total additional structural advisory fee receivables, end of period	$18,085	$33,902	$18,085	$33,902

Residuals. At March 31, 2011, Education Financing residual receivables were $12.3 million, of which $5.7 million was due from the GATE Trusts included in our Securitization Trusts segment and $6.6 million was due from off-balance sheet VIEs. We did not receive any cash distributions from residual interests in the three or nine months ended March 31, 2011 or 2010.

Trust update income related to residual receivables was $40 thousand in the third quarter of fiscal 2011, compared to a loss of $91 thousand for the comparable period a year earlier. Trust update losses of $523 thousand for the nine months ended March 31, 2011 reflected losses recorded in the first fiscal quarter due to the general performance of off-balance sheet VIEs, in part offset by gains in the second quarter and a decrease in the discount rate used for off-balance sheet VIEs for which the performance characteristics and shorter estimated weighted-average lives of the trusts indicated a lower discount rate was appropriate. Gains of $2.2 million for the comparable period a year earlier reflected a decrease in the discount rate from 17% to 16%, in addition to accretion and an increase in the forward LIBOR curve.

See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our estimates of the fair value of additional structural advisory fee and residual receivables.

Non-Interest Revenues—Administrative and Other Fees

Administrative and other fees for the three months ended March 31, 2011 reflect $7.1 million of fee revenues from TMS operations. The remaining $4.3 million of fees for the third quarter and $13.1 million for the first nine months of fiscal 2011 are primarily attributable to fees for trust administration and default prevention and management services provided to the securitization trusts facilitated by us, including $2.4 million and $7.5 million of fees from our Securitization Trusts segment for the three and nine months ended March 31, 2011, respectively, as well as loan origination fees for services provided to unrelated third parties. In addition, fees for loan origination, program support and portfolio management related to Monogram-based loan programs are included in our Education Financing segment revenues. During the first nine months of fiscal 2011 and fiscal 2010, administrative and other fees were $20.2 million and $15.6 million, respectively. TMS revenue during fiscal 2011 largely offset declines in origination services not related to our Monogram platform during this period.

Non-Interest Expenses

The following table reflects non-interest expenses for our Education Financing segment:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2011	2010	From 2011 to 2010	2011	2010	From 2011 to 2010
	(dollars in thousands)
Compensation and benefits	$11,615	$8,594	$3,021	$27,640	$24,937	$2,703
General and administrative expenses:
Third-party services	6,377	5,445	932	17,779	15,251	2,528
Depreciation and amortization	2,126	3,355	(1,229)	6,573	10,648	(4,075)
Occupancy and equipment	3,241	4,919	(1,678)	8,249	14,606	(6,357)
Servicer fees	166	200	(34)	494	729	(235)
Other	3,653	1,609	2,044	6,993	4,282	2,711

Total general and administrative expenses	15,563	15,528	35	40,088	45,516	(5,428)
Losses on education loans held for sale	—	—	—	—	63,573	(63,573)

Total non-interest expenses	$27,178	$24,122	$3,056	$67,728	$134,026	$(66,298)

Total number of full and part-time employees at fiscal quarter-end	361	225	136

Compensation and Benefits Expenses. Compensation and benefits expense increased $3.0 million for the third quarter, and $2.7 million for the first nine months, of fiscal 2011, compared with the same periods a year earlier. The increases were primarily the result of an increase in headcount following our acquisition of TMS, partially offset by lower stock compensation expenses.

General and Administrative Expenses. General and administrative expenses were flat in the third quarter of fiscal 2011, compared with the same period a year earlier. The increase attributable to the operations of TMS were almost entirely offset by lower depreciation and amortization expense for certain fixed assets that were fully depreciated, and lower occupancy costs due to sub-lease losses recorded in the prior year and lower on-going rent expense in the current year. For the nine months ended March 31, 2011, general and administrative expenses decreased $5.4 million from a year earlier due to lower depreciation and amortization expense and lower occupancy costs, partially offset by TMS expenses and an increase in third-party services expense of the $1.1 million related to transaction costs for our TMS acquisition.

Losses on Education Loans Held for Sale. We did not have any education loans held for sale during the first nine months of fiscal 2011. We recorded write-downs on education loans held for sale of $63.6 million during the first and second quarters of fiscal 2010. In October 2009, Union Federal completed the sale of 88% of its portfolio of education loans directly held by it for sale, excluding loans held by UFSB-SPV, to a third party for proceeds of $121.5 million.

Other Income—Gain from TERI Settlement. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which we refer to as the TERI Reorganization. Our Education Financing segment recorded gains during the three months ended December 31, 2010 due to resolution of certain matters related to the TERI Reorganization. These gains represented the forgiveness of notes payable and other liabilities, and cash distributions from the liquidating trust under the Modified Plan of Reorganization. No additional gains were recorded in the third quarter of fiscal 2011.

Education Financing
Cash received in excess of recorded receivables	$3,091
Reversal of recorded liabilities	5,021

Total other income — gain from TERI settlement	$8,112

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

Income tax benefit for the third quarter of fiscal 2011 was $82 thousand, and total expense for the first nine months of fiscal 2011 was $2.0 million. The income tax benefit was $4.6 million for the third quarter of fiscal 2010 and $27.7 million for the first nine months of fiscal 2010. Due to enactment of the WHBAA, described below, we recorded an income tax benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer have any carrybacks to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of March 31, 2011, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating losses for the three and nine months ended March 31, 2011, and we recorded accruals related to unrecognized tax benefits.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2011. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Net unrecognized tax benefits were $30.9 million at March 31, 2011 and June 30, 2010. At March 31, 2011, we had $7.7 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $5.8 million accrued for interest and no amounts accrued for the payment of penalties.

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

As a result of the sale of the Trust Certificate, which was effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for taxable years 2007, 2008 and 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who claims and receives a tax refund of a specified magnitude. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of March 31, 2011, the IRS has not proposed any adjustments in connection with its audit.

We are involved in several matters before the Massachusetts Appellate Tax Board, or ATB, relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, has taken alternative positions with FMD: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing. We cannot predict the timing or outcome of these matters, but an adverse outcome may have a material impact on our state tax liability not only for the taxable years at issue, but also for the taxable years 2007 through 2009. We believe we have recorded adequate reserves for these proceedings in our balance sheet for all of the potentially affected taxable years.

Securitization Trusts

Our results of operations for our Securitization Trusts segment includes the 14 securitization trusts consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 as of July 1, 2010. Financial results for our Securitization Trusts segment are only presented prospectively, as of the effective date of our adoption. Interest income is generated on the education loan portfolios held by the securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration and default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties.

Consolidated securitization trusts are managed in accordance with their applicable indentures, as amended, and their tangible assets are limited to cash, allowable investments, and education loan principal, as well as the related interest income receivables and recoverables on defaults. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD.

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As such, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. Under the Modified Plan of Reorganization, which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. As a result, our Securitization Trusts segment recognized gains of $42.6 million, as more fully described in Note 16, “Other Income — Gain from TERI Settlement,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report. All but $51 thousand of this gain was applicable to the NCSLT Trusts. The TERI Reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition of our Securitization Trusts segment.

The following table reflects the financial results of our Securitization Trusts segment for the three and nine months ended March 31, 2011:

	Three months ended March 31, 2011	Nine months ended March 31, 2011
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$79,323	$251,346
Interest expense	(14,881)	(48,974)

Net interest income	64,442	202,372
Provision for loan losses	(73,745)	(305,679)

Net interest loss after provision for loan losses	(9,303)	(103,307)
Administrative and other fees	1,818	2,393

Total revenues	(7,485)	(100,914)
Total general and administrative expenses	(9,724)	17,083

Income (loss) before gain from TERI settlement	2,239	(117,997)
Other income — gain from TERI settlement	18	42,587

Net income (loss)	$2,257	$(75,410)

Net Interest Income

For the three and nine months ended March 31, 2011, net interest income for our Securitization Trusts segment was $64.4 million and $202.4 million, respectively. Net interest income from our Securitization Trusts segment is generated by education loans held to maturity, and to a lesser extent interest earned on restricted cash and guaranteed investment contracts. Interest income on education loans held to maturity is primarily generated by variable rate loans, indexed to the one-month LIBOR rate, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of education loans, which are primarily variable rate notes indexed to the one-month LIBOR rate, and to a lesser extent, interest-only securities that bear a fixed interest rate based on contractual notional principal values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs and the proceeds from interest-only strips, using the effective interest method. See “—Financial Condition—Contractual Obligations” below and Note 10, “Long-term Borrowings,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the rates paid on long-term borrowings.

See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and rates earned and paid. Long-term borrowings in our consolidated average balance sheet relate only to our Securitization Trusts segment, and consolidated education loans held to maturity are almost entirely related to our Securitization Trusts segment. See “—Financial Condition—Restricted Cash and Guaranteed Investment Contracts” below for additional information.

Provision for Loan Losses

We recorded a provision for loan losses of $73.7 million and $305.7 million for the three and nine months ended March 31, 2011, respectively, for the education loans held by our Securitization Trusts segment. The allowance for loan losses is adjusted for credit losses through a charge to a provision for loan losses. See “—Financial Condition—Loans” below for a discussion of the allowance for loan losses and the implied credit quality of the related loans.

General and Administrative Expenses

The following table presents general and administrative expenses for the three and nine months ended March 31, 2011:

	Three months ended March 31, 2011	Nine months ended March 31, 2011
	(dollars in thousands)
General and administrative expenses:
Additional structural advisory fees—trust updates (due to Education Financing)	$(21,525)	$(17,016)
Trust administration and default prevention and collections management fees (due to Education Financing)	2,367	7,478
Servicer fees	6,147	18,251
Trust collection costs and other trust expenses	3,287	8,370

Total general and administrative expenses	$(9,724)	$17,083

The consolidated securitization trusts carry liabilities for additional structural advisory fees due to our Education Financing segment at fair value in our balance sheet. General and administrative expenses for the third quarter of fiscal 2011 reflect a gain of $21.5 million due to the reduction in the estimated fair value of the liability for additional structural advisory fees payable. The decrease in the fair value of the liability is primarily attributable to the lower net recovery rate assumptions for defaulted education loans. This gain is eliminated in consolidation, as well as the loss recorded in revenue by our Education Financing segment. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a discussion of the determination of additional structural advisory fees—trust updates.

Trust administration fees are based on the volume of education loans outstanding. Our Securitization Trusts segment recognizes default prevention and collections management expenses based, in part, on the actual expenses incurred by our subsidiary, FMER, in its capacity as special servicer, and in part on the dollar volume of education loans outstanding. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts, and FMER’s financial results are included in our Education Financing segment. Servicer fees are based on the dollar volume of education loans outstanding. Trust collection costs vary with the collection activities pursued on defaulted loans. Other securitization trust expenses are generally fixed indenture costs.

Other Income—Gain from TERI Settlement. Our Securitization Trusts segment recorded gains during the three and nine months ended March 31, 2011 as a result of the resolution of certain matters related to the TERI Reorganization. These gains represented the transfer of assets to the trusts in excess of their recorded receivables, the forgiveness of guaranty fees and other liabilities and cash distributions from the liquidating trust under the Modified Plan of Reorganization.

	Three months ended March 31, 2011	Nine months ended March 31, 2011
	(dollars in thousands)
Cash received in excess of recorded receivables	$5	$30,834
Reversal of recorded liabilities	13	11,753

Total other income — gain from TERI settlement	$18	$42,587

Eliminations and Deconsolidation

For the three and nine months ended March 31, 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

For the three and nine months ended March 31, 2010, the revenues and expenses included in “Deconsolidation and Eliminations” for segment reporting purposes represented the financial results of UFSB-SPV, as well as related adjustments to deferred tax assets and intercompany eliminations that were recorded due to consolidation of UFSB-SPV in prior periods. UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17. The financial results of UFSB-SPV have been separately presented in “Deconsolidation and Eliminations” for segment reporting purposes to allow for comparability between periods.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

•

The nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	The impact of the estimates and assumptions on our financial condition or operating performance is material.

We have discussed our accounting policies with the Audit Committee of our Board of Directors. As a result of our adoption of new accounting pronouncements in the first quarter of fiscal 2011, we re-evaluated which policies were deemed to be critical accounting policies and we determined that our judgments and estimates regarding whether or not to consolidate the financial results of VIEs fit the definition of a critical accounting policy, as well as our estimates relating to the allowance for loan losses and the related provision for loan losses and recognition of interest income on delinquent and defaulted loans. The recognition of asset servicing fees and trust updates to our service revenue receivables also fit the definition of critical accounting estimates.

Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating intercompany accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing education loans that we facilitated because each of the securitization trusts created after January 31, 2003 met the criteria to be a qualified special purpose entity, or QSPE, as defined by Accounting Standards Codification, or ASC, 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities, or ASC 860-40. Prior to July 1, 2010, a QSPE was exempt from consolidation. In addition, the securitization trusts created prior to January 31, 2003 in which we held a variable interest that could have resulted in our being considered the primary beneficiary of such trusts were amended in order for those trusts to be considered QSPEs and were, therefore, exempt from consolidation.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation, or ASC 810. ASU 2009-17 updated ASC 810 to require that enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

•	The power to direct the activities of a VIE that most significantly impact that VIE’s economic performance; and

•	The obligation to absorb losses of the VIE that could potentially be significant to that VIE or the right to receive benefits from the VIE that could potentially be significant to that VIE.

As a result, on July 1, 2010, we consolidated 14 securitization trusts facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that we do not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance.

In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of VIEs is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, we continually reassess our involvement with VIEs, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of VIEs is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of the VIEs for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

In addition to our consolidated VIEs, we monitor our involvement with 19 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate VIEs may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All intercompany transactions are eliminated. See Note 4, “Consolidation,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Effective with our consolidation of VIEs, our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the consolidated VIEs, but continue to reflect such fees due from other off-balance sheet VIEs. We do not recognize gains or losses related to the residual receivables due from the three consolidated GATE Trusts in our consolidated statement of operations, but we do recognize revaluation gains and losses on residual receivables from off-balance sheet VIEs.

We recognize interest income associated with securitized assets of the consolidated securitization trusts in the same line item as interest income from non-securitized assets, and we recognize interest expense associated with debt issued by the consolidated securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD.

Education Loans Held to Maturity and the Related Allowance for Loan Losses, Provision for Loan Losses and Charge-Offs

We maintain allowances for loan losses at an amount believed to be sufficient to absorb credit losses inherent in our portfolios of loans held to maturity at our balance sheet date, based on a one year loss confirmation period. We adjust allowances for loan losses through charges to the provision for loan losses in our statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers or third parties, as applicable.

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a high probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at our balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default and recovery rates and the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are the same as those used for the estimated fair value of our service revenue receivables, as described more fully below under “—Service Revenue Receivables and the Related Revenues—Education Loan Performance and Other Assumptions.” These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective beginning the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due. During the first quarter of fiscal 2011, based on the guaranty claims process for TERI-guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due. Following the rejection by TERI of its guaranty agreements under the Modified Plan of Reorganization, we modified our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

Recognition of Interest Income on Education Loans

We recognize interest income using the effective interest method.

We recognize interest income on education loans as earned, adjusted for the amortization of loan acquisition costs and origination fees, based on the expected yield of the loan over its life, which includes the effect of expected prepayments. Our estimate of the effects of expected prepayments on education loans reflects voluntary prepayments based on our historical experience and macroeconomic indicators. When changes to assumptions occur, we adjust amortization on a cumulative basis to reflect the change since acquisition of the education loan portfolio.

We place education loans held to maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest, and previously recorded but unpaid interest is reversed and charged against interest revenue. For education loans on non-accrual status but not yet charged-off, we recognize interest revenue on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and continue to recognize interest revenue. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

Service Revenue Receivables and the Related Revenues

Asset Servicing Fees

We are entitled to receive asset servicing fees from the third-party owner of the Trust Certificate for services that we provide on an ongoing basis. We earn asset servicing fees as the services are performed; however, our receipt of the fees is contingent on distributions from the Trusts available to the third-party owner of the Trust Certificate. We record asset servicing fee income at fair value, based on the estimated present value of the fees earned during the reporting period, and we record changes in the estimated fair value of fees earned in prior periods as asset servicing fee updates.

Asset servicing fees are based on the outstanding assets of the Trusts, and our receipt of such fees is contingent on the performance of the Trusts, a number of which we consolidate. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

Additional Structural Advisory Fees and Residuals

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

The majority of our additional structural advisory fees and a significant portion of our residuals are due from consolidated securitization trusts and are eliminated upon consolidation. We have no ownership interest in the Trusts, but the financial performance of the Trusts, both the NCSLT Trusts and off-balance sheet Trusts, impacts the ability of our Education Financing segment to recover service revenue receivables due from the Trusts and the third-party owner of the Trust Certificate. Accordingly, we continue to report additional structural advisory fees and residuals—trust updates, prior to elimination, under Education Financing in our segment results.

We recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the education loans, but before we actually received payment, as these revenues were deemed to be earned at the time of the securitization. These amounts were deemed earned at securitization because (i) evidence of an arrangement existed, (ii) we provided the services, (iii) the fee was fixed and determinable based upon a discounted cash flow analysis, and (iv) there were no future contingencies or obligations due on our part. On a quarterly basis, we update our estimate of the fair value of these receivables as if they are investments in securities classified as trading. We recognize changes in fair value, less cash received, if any, as trust updates in servicing revenue in the period in which the change in estimate occurs.

Education Loan Performance and Other Assumptions

Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate fair value:

•	Expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as forbearance programs and alternative payment plans;

•	Expected amount and timing of recoveries of defaulted education loans;

•	Discount rate, which we use to calculate the present value of our future cash flows;

•	Trend of interest rates over the life of the loan pool, including the forward LIBOR curve and expected auction rates, if applicable;

•	Annual rate and timing of education loan prepayments; and

•	Fees and expenses of the securitization trusts.

We base our estimates on certain macroeconomic indicators and our historical experience adjusted for specific product and borrower characteristics such as loan type and borrower creditworthiness. We monitor trends in education loan performance over time and make adjustments we believe are necessary to value properly our service revenue receivables at each balance sheet date. Management’s ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions and projections, can have a material effect on our valuations. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for information on the assumptions used in our estimates of fair value.

Financial Condition

Cash, Cash Equivalents and Investments

We had combined cash, cash equivalents, federal funds sold, short-term investments and investments available for sale of $282.3 million and $385.5 million, at March 31, 2011 and June 30, 2010, respectively. Of this total, FMD and its non-bank subsidiaries held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $221.0 million with highly rated financial institutions at March 31, 2011. Union Federal held a total of $61.3 million in interest-bearing and non-interest-bearing deposits and money market funds with highly rated financial institutions, federal funds sold and investments in federal agency mortgage-backed securities at March 31, 2011. Assets of Union Federal are subject to restrictions on the payment of dividends without prior approval from the OTS.

Restricted Cash and Guaranteed Investment Contracts

At March 31, 2011, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by consolidated securitization trusts of $129.6 million, restricted cash held by TMS of $92.8 million and restricted cash held by FMD and its other non-bank subsidiaries of $4.6 million. The use of cash and investments held by securitization trusts is restricted to making payments for trust expenses, interest payments and principal paydowns on the debt of the particular trust holding the cash and guaranteed investment contracts, and is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each trust is subject to the investment guidelines per the applicable indenture. Allowable investments include but are not limited to obligations of the United States of America, guaranteed investment contracts issued by highly rated institutions, which do not have stated maturities, and money market funds. Restricted cash held by TMS represents tuition payments collected from families on behalf of educational institutions. The cash is held in trust on behalf of our clients in a highly-rated depository institution. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients and undistributed loan proceeds. These funds are maintained in segregated bank accounts with highly-rated depository institutions. We classify changes in the balances of restricted cash and guaranteed investment contracts as investing activities in our consolidated statement of cash flows.

Loans

At March 31, 2011, we classified all education loans and substantially all mortgage loans as held to maturity. At June 30, 2010, our consolidated financial statements included a portfolio of education loans held for sale by UFSB-SPV, which was deconsolidated effective July 1, 2010 in connection with a change in accounting principle.

The net carrying value of loans consisted of the following, as of the dates indicated:

	March 31, 2011	June 30, 2010
	(dollars in thousands)
Education loans held to maturity	$7,134,944	$391
Mortgage loans held to maturity	6,915	8,118
Education loans held for sale—UFSB-SPV	—	105,082

Education Loans Held to Maturity

Almost all education loans held to maturity at March 31, 2011 were held by the 14 securitizations trusts that we consolidated effective July 1, 2010. Through the securitization process, these special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the loans held by our Securitization Trusts segment are held by the NCSLT Trusts and were formerly guaranteed by TERI. Generally, the GATE Trusts hold education loans that were not guaranteed by TERI, but benefit from other credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

Education loans held to maturity at June 30, 2010 consisted of loans originated by Union Federal that we were unable to securitize. These loans were originally classified as held for sale because we were actively seeking a buyer or an opportunity to securitize them. During the third quarter of fiscal 2010, these loans were sold by Union Federal to one of our non-bank subsidiaries and upon sale were reclassified as held to maturity. These loans are not subject to collateral restrictions or otherwise encumbered.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	March 31, 2011	June 30, 2010
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$7,306,797	$25,195
Net unamortized loan acquisition costs and origination fees	276,087	—

Gross loans outstanding	7,582,884	25,195
Allowance for loan losses	(447,940)	(24,804)

Education loans held to maturity, net of allowance	$7,134,944	$391

Principal outstanding of loans serving as collateral for long-term borrowings	$7,305,224	$—

We maintain an allowance for education loan losses at an amount believed to be sufficient to absorb credit losses inherent in our education loan portfolio at our balance sheet date, based on a one year loss confirmation period. We adjust allowances for loan losses through charges to the provision for loan losses in our statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off, and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers or third parties, over the confirmation period.

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a high probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at our balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default and recovery rates and the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are the same as those used for the estimated fair value of our service revenue receivables, as described more fully above under the caption “—Application of Critical Accounting Policies and Estimates—Service Revenue Receivables and the Related Revenues—Education Loan Performance and Other Assumptions.” These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective beginning the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due. During the first quarter of fiscal 2011, based on the guaranty claims process for TERI-guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due. Following the rejection by TERI of its guaranty agreements under the Modified Plan of Reorganization, we modified our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

The following is a roll forward of the net carrying value of education loans held to maturity during the third quarter and first nine months of fiscal 2011:

	Three months ended March 31, 2011			Nine months ended March 31, 2011
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$7,777,489	$(500,429)	$7,277,060	$25,195	$(24,804)	$391
Cumulative effect of a change in accounting principle (consolidation of securitization trusts)	—	—	—	8,118,622	(517,804)	7,600,818

Balance, beginning of period after cumulative effect	7,777,489	(500,429)	7,277,060	8,143,817	(542,608)	7,601,209
Receipts of principal from borrowers	(93,915)	—	(93,915)	(252,241)	—	(252,241)
Interest capitalized on loans in deferment and forbearance	33,993	—	33,993	115,410	—	115,410
Amortization of loan acquisition costs and origination fees	(8,449)	—	(8,449)	(23,755)	—	(23,755)
Interest capitalized on defaulted loans	4,762	(4,762)	—	16,606	(16,606)	—
Provision for loan losses	—	(73,745)	(73,745)	—	(305,679)	(305,679)
Net charge-offs:
Charge-offs	(139,923)	139,923	—	(438,301)	438,301	—
Recoveries on defaulted loans	8,927	(8,927)	—	21,348	(21,348)	—

Net charge-offs	(130,996)	130,996	—	(416,953)	416,953	—

Balance, end of period	$7,582,884	$(447,940)	$7,134,944	$7,582,884	$(447,940)	$7,134,944

We use the following terms to describe borrowers’ payment status:

In School/Deferment. Under the terms of a majority of the education loans held by our securitization trusts, borrowers are eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

Forbearance. Under the terms of the education loans, borrowers may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

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

Over the last nine months, we have seen a decline in the balance of loans in deferment from $1.59 billion, or 20.3% of gross loan principal outstanding at July 1, 2010, to $960.2 million, or 13.1% at March 31, 2011. Loans in forbearance have declined from $380.0 million to $320.5 million over the same period. The following table provides additional information on the status of education loans outstanding:

	March 31, 2011	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$320,498	4.4%
In school/deferment	960,167	13.1
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,564,389	76.2
Current: >30 days past due, but <120 days past due	312,857	4.3
Delinquent: >120 days past due, but <180 days past due	104,438	1.4
In default: >180 days past due, but not charged-off	44,448	0.6

Total gross loan principal outstanding	$7,306,797	100.0%

Non-accrual loan principal (>120 days past due, but not in default or charged-off)	$148,886	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	88,227	1.2
End of period allowance as a percentage of gross loan principal outstanding	6.1%

(1)	At March 31, 2011, borrowers in repayment with loan principal outstanding of approximately $1.40 billion were making reduced payments under alternative payment plans.

The following table provides additional information about education loans held to maturity at our balance sheet date:

	Three months ended	Nine months ended
	March 31, 2011
	(dollars in thousands)
Average gross loan principal outstanding	$7,403,289	$7,588,648
Average loan principal in repayment, including alternative payment plans	6,018,202	5,934,053

Ratios(1):
Net charge-offs as a percentage of average loan principal outstanding(2)	7.1%	5.6%
Net charge-offs as a percentage of average loan principal in repayment(2)	8.7	7.2
Non-accrual and past due loan principal as a percentage of average loan principal in repayment	3.9	4.0

(1)	Ratios for the three and nine months ended March 31, 2011 are on an annualized basis.
(2)	Charge-off ratios for the nine months ended March 31, 2011 exclude charge-offs of $22.9 million recorded in the first quarter of fiscal 2011 that relate to charge-offs that would have been recorded in fiscal 2010 if we had adopted our charge-off policy in that fiscal year. Charge-off ratios for the nine months ended March 31, 2011 also exclude $75.6 million of charge-offs recorded in the second quarter of fiscal 2011 that resulted from the change in our charge-off policy. We began charging off at 180 days rather than 270 days in the second quarter of fiscal 2011. Including the $75.6 million of charge-offs recorded in the second fiscal quarter and the $22.9 million of charge-offs recorded in the first fiscal quarter, the net annualized charge-offs as a percentage of average loan principal in repayment would have been 9.4% for the nine months ended March 31, 2011.

Our management monitors the credit quality of educations loans based on loan status, as outlined above. The allowance for loan losses at March 31, 2011 included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $44.4 million. In addition, we established a general allowance of $403.5 million for estimated projected defaults, net of recoveries and third party guarantees, for the twelve months following our balance sheet date, which we refer to as the confirmation period. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables. We based our default and recovery curves on macroeconomic indicators and our historical observations. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for more information on default and recovery rates.

Education Loans Held for Sale

Education loans held for sale at June 30, 2010 consisted of the education loans held by UFSB-SPV, which was deconsolidated as a result of our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010. We classified these loans as held for sale because they are pledged as collateral to the indenture trustee, for the benefit of the third-party conduit lender under the education loan warehouse facility, and the lender has the right to call the loans at any time; therefore, we did not have the ability to hold these loans to maturity. The facility has been structured to limit the conduit lender’s recourse to the assets pledged as collateral, which consists almost exclusively of the education loans.

We carried education loans held for sale at the lower of cost or fair value. In the absence of a readily determined market value, fair value was estimated by management based on the present value of expected future cash flows of the education loans. Management based its estimates of future cash flows on macroeconomic indicators and historical experience with assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates and a discount rate commensurate with the risks involved. We recorded changes in the carrying value of loans held for sale and the related interest receivable in our statement of operations.

Mortgage Loans Held to Maturity

Through our bank subsidiary, Union Federal, we hold a portfolio of mortgage loans to maturity. We maintain an allowance for mortgage loans held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans with certain characteristics attributable to the collateral. Mortgage loans for which we have foreclosed on the property and the related allowance are reclassified to other real estate owned, a component of other assets, and are carried at estimated net realizable value. We do not have any mortgage loans greater than 90 days past due that are accruing interest.

Contractual Obligations

Our consolidated contractual obligations include deposits of Union Federal, tuition payment obligations of TMS, commitments under operating and capital leases, including the lease assumed in our acquisition of TMS, and, effective with our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010, the long-term borrowings of the consolidated securitization trusts. Contractual obligations no longer include the education loan warehouse facility of UFSB-SPV, which was deconsolidated upon our adoption of the new accounting guidance.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at March 31, 2011:

(dollars in thousands)
Within three months	$5,040
Three to six months	5,618
Six months to one year	271

Total time deposits >$100 thousand	$10,929

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our newly acquired TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. In addition, we have cash on our balance sheet that represents recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us) and undisbursed education loan proceeds for our loan origination clients. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts and are not available for our use. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

Education Loan Warehouse Facility

The education loan warehouse facility is an obligation of UFSB-SPV, a VIE which was reflected in our consolidated financial statements for fiscal 2010 but deconsolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17. The education loan warehouse facility represented borrowings from a third-party conduit lender. Such borrowings were used to finance the purchase of education loans originated by Union Federal. Neither FMD nor Union Federal was a borrower or co-borrower under the facility. The facility has been structured to limit the conduit lender’s recourse to the assets of UFSB-SPV, which consist almost exclusively of the purchased education loans.

Other Liabilities

Notes due to TERI. We entered into two ten-year 6.0% fixed notes payable agreements with TERI in June 2001 to fund the acquisition of TERI’s loan processing operations and loan database. Under the terms of the Stipulation, the amounts outstanding under the notes, as well as other liabilities, have been fully released by TERI. We recorded a resulting gain of $3.1 million in the second quarter of fiscal 2011 related to the outstanding principal balances and accrued interest of the notes as of October 10, 2010, which we included in other income in our statement of operations.

Borrowings Under Lines of Credit. At March 31, 2011, through Union Federal we had $5.0 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at March 31, 2011 or June 30, 2010.

Long-term Operating and Capital Leases. We have future cash obligations under long-term capital leases for office equipment expiring in fiscal 2011, and under operating leases for office space and office equipment expiring at various dates in fiscal 2011 through fiscal 2017. In November 2010, we amended the operating lease relating to our Medford, Massachusetts location to, among other things, reduce the rented space by 60,000 square feet by March 31, 2011. The effective date of this amendment was July 1, 2010. In connection with our acquisition of TMS, FMD assumed TMS’ lease for approximately 27,250 square feet of office space in Warwick, Rhode Island. We expect to pay $347 thousand per fiscal year pursuant to the lease, which has a term expiring in April 2012. We have an option to extend the term of the Warwick lease for a three year period, expiring in April 2015 and expect to pay $325 thousand per fiscal year during the extension period. As of May 16, 2011, we were in negotiations for the sublease of a portion of our office space at our corporate headquarters in Boston, Massachusetts.

Long-term Borrowings

Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD, its operating subsidiaries, or the originating lenders or their assignees.

The following table provides additional information on long-term borrowings:

	March 31, 2011
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)	Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,536,411	+0.03 to 0.48%	Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48%	Quarterly
Subordinated notes	1,446,118	+0.32 to 1.35	Monthly
Senior and subordinated auction rate notes	114,550	+3.50 (2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	63,732	4.80 to 9.75	Monthly

Total long-term debt	$8,410,811

(1)	The averages of one-month LIBOR for the three and nine months ended March 31, 2011 were 0.26% and 0.27%, respectively. The averages of three-month LIBOR for the three and nine months ended March 31, 2011 were 0.29% and 0.34%, respectively.
(2)	Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indenture, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.
(3)	Interest-only securities had a combined notional value of $1.50 billion at March 31, 2011 and have varying maturity dates from April 2011 to October 2012.

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

Total Stockholders’ Equity

Effective July 1, 2010, upon our adoption of ASU 2009-16 and ASU 2009-17, we recorded a decrease to opening retained earnings of $880.1 million as the cumulative effect of a change in accounting principle. This amount represented the net deficit attributable to the 14 consolidated securitization trusts, including $979.0 million for the NCSLT Trusts, as well as the reversal of residual interests recognized in prior periods for entities consolidated, partially offset by deconsolidation of the net deficit of UFSB-SPV and the reversal of certain related deferred tax asset valuation allowances. Total stockholders’ equity at March 31, 2011 includes in retained earnings the deficit of the NCSLT Trusts of $1.06 billion, which will never be realized by our stockholders because we have no ownership interest in these trusts.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts.

The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges. See “—Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these securitization trusts as of June 30, 2010 and the impact new accounting standards had on our determination to consolidate certain of these trusts and deconsolidate UFSB-SPV effective July 1, 2010.

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income, and rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended March 31,
	2011			2010
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)

Assets:
Interest-bearing cash and cash equivalents	$229,115	$115	0.20%	$381,105	$148	0.17%
Short-term investments and federal funds sold	52,002	63	0.49	52,384	74	0.57
Interest-bearing restricted cash and guaranteed investment contracts	210,745	171	0.32	—	—	—
Investments available for sale	3,554	43	4.91	5,923	74	5.06
Education loans held for sale	—	—	—	262,031	3,778	6.09
Education loans held to maturity	7,706,756	79,398	4.18	24,404	194	3.22
Mortgage loans held to maturity	9,692	99	4.14	8,950	114	5.18

Total interest-earning assets	8,211,864	79,889	3.95	734,797	4,382	2.42
Non-interest-bearing cash	2,583			3,075
Allowance for loan losses and lower of cost or fair value adjustments	(474,308)			(168,043)
Other assets	233,852			76,984

Total assets	$7,973,991			$646,813

Liabilities:
Time and savings account deposits	$40,144	$81	0.82%	$94,679	$313	1.34%
Money market account deposits	15,169	39	1.04	42,979	123	1.16
Education loan warehouse facility	—	—	—	228,293	3,110	5.53
Other interest-bearing liabilities	5,776	86	6.04	12,916	180	5.64
Long-term borrowings	8,489,118	14,881	0.70	—	—	—

Total interest-bearing liabilities	8,550,207	15,087	0.69	378,867	3,726	3.99
Non-interest-bearing deposits	43			1,759
All other liabilities	195,284			33,630

Total liabilities	8,745,534			414,256

Stockholders’ equity	(771,543)			232,557

Total liabilities and stockholders’ equity	$7,973,991			$646,813

Total interest-earning assets	$8,211,864			$734,797

Net interest income		$64,802			$656

Net interest margin			3.20%			0.36%

	Nine months ended March 31,
	2011			2010
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$274,950	$452	0.22%	$311,524	$437	0.19%
Short-term investments and federal funds sold	52,070	212	0.54	35,049	127	0.48
Interest-bearing restricted cash and guaranteed investment contracts	187,349	341	0.24	—	—	—
Investments available for sale	3,859	141	4.87	6,999	268	5.10
Education loans held for sale	—	—	—	368,366	16,754	6.06
Education loans held to maturity	7,796,030	251,437	4.30	13,378	313	3.12
Mortgage loans held to maturity	8,163	270	4.41	9,125	419	6.12

Total interest-earning assets	8,322,421	252,853	4.05	744,441	18,318	3.28
Non-interest-bearing cash	1,513			3,365
Allowance for loan losses and lower of cost or fair value adjustments	(507,422)			(184,594)
Other assets	348,380			131,742

Total assets	$8,164,892			$694,954

Liabilities:
Time and savings account deposits	$51,156	$381	0.99%	$98,954	$1,169	1.57%
Money market account deposits	20,712	100	0.64	47,449	550	1.54
Education loan warehouse facility	—	—	—	229,060	9,501	5.53
Other interest-bearing liabilities	8,051	342	5.66	12,368	501	5.39
Long-term borrowings	8,720,289	48,974	0.74	—	—	—

Total interest-bearing liabilities	8,800,208	49,797	0.74	387,831	11,721	4.03
Non-interest-bearing deposits	36			1,077
All other liabilities	102,254			27,792

Total liabilities	8,902,498			416,700

Stockholders’ equity	(737,606)			278,254

Total liabilities and stockholders’ equity	$8,164,892			$694,954

Total interest-earning assets	$8,322,421			$744,441

Net interest income		$203,056			$6,597

Net interest margin			3.25%			1.18%

Changes in net interest income between the periods presented in the tables above, particularly as they relate to education loans held for sale, education loans held to maturity, education loan warehouse facility and long-term borrowings, are almost entirely related to changes in VIEs included in consolidation. Changes in restricted cash and guaranteed investment contracts are due both to changes in entities consolidated and the acquisition of TMS. An analysis of changes in interest income and expense due to changes in rates and volumes is not meaningful as a result.

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of sources and uses of cash on a GAAP basis as presented in our consolidated statements of cash flows included in our unaudited consolidated financial statements included in Part I of this quarterly report. We also use a non-GAAP financial metric, “net operating cash usage” when evaluating our cash and liquidity position, discussed in detail under “Net Operating Cash Usage” below.

Net cash provided by operating activities for the nine months ended March 31, 2011 was $212.8 million, compared with cash provided by operating activities of $281.1 million for the nine months ended March 31, 2010. During the second quarter of fiscal 2011, we received $45.1 million in tax refunds as a result of our ability to carry back taxable losses from either fiscal 2009 or 2010 for five years instead of two years due to the enactment of the WHBAA. In addition, our Securitization Trusts segment received $136.4 million in pledged account distributions from TERI. These cash inflows were partially offset by our funding of $8.5 million to participation accounts during the first nine months of fiscal 2011 as we began processing loans based on our Monogram platform. Cash provided by operating activities for the nine months ended March 31, 2010 reflected the receipt of tax refunds of $189.3 million and $121.6 million of proceeds from the sale of Union Federal’s education loans held for sale.

We anticipate continuing to receive administrative and other fees related to our daily management and information gathering and reporting services for parties related to securitization trusts. We also expect to receive fees related to loan origination and portfolio management services to other clients, and fees related to Monogram-based loan programs. Starting January 1, 2011, we also began to receive fees related to the operations of TMS. We believe that these fees, as well as management of our expenses, coupled with our significant cash, cash equivalents and investments will be adequate to fund our operations in the short term as we seek to expand our client base over the short and long term. While we believe that we may be successful in completing negotiations with respect to the sale of our Monogram platform to additional lenders, we are uncertain as to how much loan volume may be originated by current or any such additional lenders in fiscal 2011.

Cash provided by investing activities of $248.7 million for the nine months ended March 31, 2011 was primarily due to $252.2 million in principal collections on education loans and a decrease of $96.5 million in restricted cash, partially offset by the net $47.0 million of cash used for our acquisition of the assets, liabilities and operations of TMS and the payment of $52.3 million of restricted funds due to clients. Cash used in investing activities of $34.9 million for the first nine months of fiscal 2010 was primarily due to $50.0 million of cash invested in short-term investments, partially offset by a net reduction in federal funds sold of $12.3 million.

Cash used in financing activities was $563.9 million during the first nine months of fiscal 2011, primarily reflecting the principal paydowns on long-term borrowings by securitization trusts of $510.4 million. In addition, deposit volumes decreased $51.5 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal as we better align deposit rates to the yields available on Union Federal’s assets. In connection with the completion of our review of strategic alternatives for Union Federal, we ceased our deposit reduction strategy during the third quarter of fiscal 2011. Cash used in financing activities of $32.8 million for the first nine months of fiscal 2010 reflected decreases in the volume of deposits and payments under capital leases and borrowings under the education loan warehouse.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash requirements necessary to fund our operations, including the operations of Union Federal and TMS, and capital expenditures;

•	The extent to which our services and products, including Monogram-based loan programs, gain market share and remain competitive at pricing favorable to us;

•	The amount and timing of receipt of revenues from our Monogram-based loan program, which is dependent on, among other things, the amount of loan volume we are able to generate;

•	The extent to which we fund participation accounts or contribute to credit facility providers in connection with our Monogram platform;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions FMD may make to Union Federal;

•

The results of the audit conducted by the IRS of our tax returns for fiscal years 2007 through 2010, which could result in adjustments to tax refunds previously received in connection with the sale of the Trust Certificate;

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

•	The results of litigation pending before the ATB relating to state tax returns for fiscal years 2004 to 2006; and

•	The timing, size, structure and terms of acquisitions, if any.

Liquidity is required for capital expenditures and business acquisitions, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, credit enhancement provided in connection with Monogram-based loan programs and maintaining the regulatory capital of our bank subsidiary, Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans and residual receivables on our balance sheet, to change our fee structure and to add new products and reduce our overhead expenses. See Item 7 of Part II of our Annual Report filed with the SEC on September 2, 2010, under the heading “Executive Summary—Business Trends and Uncertainties,” for an expanded description of actions taken by us since fiscal 2009 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends and repurchases of our common stock for the foreseeable future.

Support of Subsidiary Bank

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements would initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Union Federal’s equity capital was $12.5 million at March 31, 2011, down significantly from $43.4 million at June 30, 2010, principally due to the payment in November 2010 of a cash dividend from Union Federal to First Marblehead of $29.0 million, which was approved by the OTS. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of March 31, 2011 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2011	June 30, 2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	104.6%	124.8%
Total risk-based capital	8.0	10.0	105.9	125.5
Tier 1 (core) capital	4.0	5.0	17.2	27.9

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

Management and our board of directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. This non-GAAP financial measure is also used by us in our financial and operational decision-making.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss before income taxes, for the three and nine months ended March 31, 2011 and 2010, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Loss before income taxes	$(39,408)	$(44,828)	$(135,774)	$(202,649)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	(607)	—	80,287	—
GATE Trusts	(1,780)	—	(4,442)	—
UFSB-SPV	—	3,236	—	73,519

Net loss before income taxes – Education Financing	(41,795)	(41,592)	(59,929)	(129,130)
Adjustments for non-cash revenues and expenses:
Trust update (gains) losses – additional structural advisory fees and residuals:
Securitization Trusts segment	21,646	—	16,552	—
Off-balance sheet VIEs	(233)	21,531	102	18,613
Asset servicing fees	4,959	502	4,236	(3,740)
Non-cash gains from TERI settlements	—	—	(5,021)	—
Depreciation and amortization	2,125	3,355	6,573	10,648
Stock-based compensation expense	1,276	1,492	3,526	4,531
Losses on education loans held for sale of Union Federal	—	—	—	63,573
TMS deferred revenue	558	—	558	—
Cash receipts from education loans, net of interest income accruals	118	101	413	(2,078)
Cash receipts from trust distributions	32	382	460	429
Other	(1,778)	1,588	(4,511)	596

Non-GAAP net operating cash usage	$(13,092)	$(12,641)	$(37,041)	$(36,558)

Operating-basis cash used in operations for the third quarter of fiscal 2011 was relatively flat, year over year. The positive cash flow of the TMS operations of $524 thousand during the quarter was offset by other cash used, none of which was material on a stand-alone basis. Cash used for the nine months ended March 31, 2011 was relatively flat compared with the same period a year earlier, as well.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is separately managed between our Education Financing segment and our Securitization Trusts segment. For a description of the activities that constitute our Education Financing segment and our Securitization Trusts segment, see Note 1, “Nature of Business,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

Education Financing

In the ordinary course of business, we are subject to interest rate risk and credit risk. Interest rate risk applies to all of our interest-bearing assets and liabilities, as well as service revenue receivables. Credit risk is primarily related to loans, cash equivalents and investments.

Interest Rate Risk

The interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration and are subject to frequent re-pricing for demand liabilities or at maturity in the case of time deposits.

Less than 1% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from March 31, 2011. Approximately 96% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from March 31, 2011. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we expect to begin lengthening the average maturities of our customer deposits, and we expect to convert a large portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets. This shift will create a higher level of interest rate risk at Union Federal, which we expect to partially mitigate by purchasing assets with a relatively short weighted-average life of approximately two years or less.

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

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 68% of our mortgage loans have variable interest rates. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

The matching of the interest rate characteristics and duration of assets and liabilities mitigates interest rate risk with respect to net interest revenue. We frequently monitor these assumptions and their effect on the estimated fair value of service revenue receivables and net interest income. We believe that we have adequately addressed interest rate risks in our cash flow models.

Credit Risk

We manage cash, cash equivalents and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents, short-term investments and investments available for sale are invested with the Board of Governors of the Federal Reserve System, or Federal Reserve, in deposits and money market funds at highly rated institutions or U.S. government agency mortgage-backed securities.

Union Federal offers conventional conforming and non-conforming fixed- and variable-rate first and second residential mortgage loans, as well as commercial real estate loans. We base our loan underwriting criteria primarily on credit score, consumer credit file information and collateral characteristics. Since our acquisition of Union Federal in 2006, all mortgage loans have been underwritten such that they are saleable to institutional investors. Union Federal does not offer high loan-to-value second mortgages, option adjustable-rate mortgages or sub-prime mortgage products.

Our assumptions regarding defaults and recoveries of securitized loans both on- and off-balance sheet affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows and our estimates of their fair value. See Note 9, “Service Revenue Receivables and Related Income,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report. We believe that we have adequately addressed credit risks in our cash flow models.

Securitization Trusts

As a result of our adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes portfolios of education loans, restricted cash and guaranteed investment contracts and long-term borrowings that subject our results of operations to market risk. Our results of operations include interest income associated with securitized assets, a provision for loan losses and interest expense associated with the debt issued from the securitization trusts to third parties. Many aspects of market risk are mitigated by the design of the trusts per the applicable indentures. In our role as trust administrator, we monitor compliance with the indentures. Market risk is largely borne by the holders of the debt or the third-party owner of the residual interests of these trusts, and not by our stockholders, because we have no ownership interest in the majority of the trusts that we consolidate. The net deficit of the consolidated trusts included in our retained earnings is a non-cash adjustment that will reverse over the lives of these trusts or at such time as our variable interests in these trusts are fully satisfied or eliminated.

Interest Rate Risk

We do not have the ability to actively manage interest rate risk for our consolidated securitization trusts. Interest rate risk is somewhat mitigated by the design of the trusts at the time of securitization. Generally, the securitization trusts financed the purchase of education loans with long-term borrowings that have the same underlying index type and index reset frequency as the purchased loans, or using an index that would behave similarly to that of the purchased loans. All of the education loans included in our Securitization Trusts segment have variable rates based on the one-month LIBOR rate, as do the majority of long-term borrowings. The trusts remain subject to interest rate risk to the extent that the outstanding principal on performing education loans does not match the outstanding principal on outstanding debt, but such risk will ultimately be borne by the holders of the debt or the third-party owners of the trusts.

Credit Risk

Following our adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes the restricted cash and guaranteed investment contracts of the consolidated securitization trusts. Credit risk related to cash and investments is managed through the design of the trust. Cash may only be invested in allowable investments per the applicable indentures, including U.S. Treasury obligations, or deposits, money market accounts or guaranteed investment contracts of highly rated institutions. Trust administration performed by our Education Financing segment includes monitoring the placement of cash and investments in allowable investments per the applicable indenture.

With respect to the education loans included in our Securitization Trusts segment, default prevention and collections management is performed on the trusts’ behalf by our FMER subsidiary in accordance with the applicable trust administration and special servicing agreements. Our portfolio management services for the securitization trusts, for a fee, puts us in a position to have power over the economic performance of the trusts, which in turn is a significant factor in our determination to consolidate these trusts. We employ risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure provides us with data that enables comprehensive analytics, and we are able to customize collections strategies as needed to optimize loan performance. The financial results of FMER are included in our Education Financing segment.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In reaching this conclusion, they considered the impact of the significant deficiency in internal control over financial reporting discussed below, and determined that this significant deficiency did not indicate a material failure in our processes for recording, processing, summarizing and reporting information in our periodic SEC filings.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency (as defined in Rule 12b-2 under the Exchange Act) is deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

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

Management has evaluated whether this matter resulted from a deficiency in internal control over financial reporting and has concluded that it did not. The primary factors considered in making this determination were that the accounting for this matter is highly complex and involves interpretation and application of new and highly technical accounting standards, and that the Company developed and executed a comprehensive implementation plan (including developing an adequate level of knowledge in the subject matter, communicating with the audit committee of the board of directors and consulting with subject matter experts as appropriate). In management’s view, First Marblehead took reasonable steps to implement the new accounting standards, and the fact that our initial judgment regarding the appropriate presentation of the consolidation of the NCSLT Trusts was subsequently determined not to be consistent with the new standard does not indicate that our controls surrounding the accounting for the NCSLT Trusts were deficient.

Management has discussed these matters, and its conclusion, with the audit committee of our board of directors and KPMG LLP, our independent registered public accounting firm.

Changes to Internal Control and Remediation Plan for the Significant Deficiency

We have implemented remediation efforts to address the significant deficiency in our control over financial reporting as of March 31, 2011 with regard to deferred tax assets. We are in the process of strengthening and enhancing the reviews of our determination of the deferred tax asset valuation allowance. We have also appointed a new Chief Accounting Officer, who will have responsibility for, among other things, internal control over income tax accounting.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2011, which materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

FINANCIAL STATEMENTS

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues:
Net interest income:
Interest income	$79,889	$4,382	$252,853	$18,318
Interest expense	(15,087)	(3,726)	(49,797)	(11,721)

Net interest income	64,802	656	203,056	6,597
Provision for loan losses	(73,755)	(152)	(305,956)	(105)

Net interest income (loss) after provision for loan losses	(8,953)	504	(102,900)	6,492
Non-interest revenues:
Asset servicing fees:
Fee income	170	2,133	1,929	6,012
Fee updates	(5,129)	(2,635)	(6,165)	(2,272)

Total asset servicing fees	(4,959)	(502)	(4,236)	3,740
Additional structural advisory fees and residuals—trust updates	233	(21,531)	(102)	(18,613)
Administrative and other fees	10,864	4,561	15,114	15,090

Total non-interest revenues	6,138	(17,472)	10,776	217

Total revenues	(2,815)	(16,968)	(92,124)	6,709
Non-interest expenses:
Compensation and benefits	11,615	8,594	27,640	24,937
General and administrative expenses	24,996	15,086	66,709	45,627
Losses on education loans held for sale	—	4,180	—	138,794

Total non-interest expenses	36,611	27,860	94,349	209,358

Loss before other income and income taxes	(39,426)	(44,828)	(186,473)	(202,649)
Other income — gain from TERI settlement	18	—	50,699	—

Loss before income taxes	(39,408)	(44,828)	(135,774)	(202,649)
Income tax expense (benefit)	(82)	(4,345)	1,957	(27,367)

Net loss	$(39,326)	$(40,483)	$(137,731)	$(175,282)

Net loss per share:
Basic	$(0.39)	$(0.41)	$(1.37)	$(1.77)
Diluted	(0.39)	(0.41)	(1.37)	(1.77)

Weighted average shares outstanding:
Basic	100,834	99,248	100,809	99,232
Diluted	100,834	99,248	100,809	99,232

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2011	June 30, 2010
ASSETS
Cash and cash equivalents	$226,709	$329,047
Short-term investments and federal funds sold, at cost	52,000	52,000
Restricted cash and guaranteed investment contracts, at cost	227,012	1,026
Investments available for sale, at fair value	3,559	4,471
Education loans held for sale, at lower of cost or fair value	—	105,082
Education loans held to maturity, net of allowance of $447,940 and $24,804	7,134,944	391
Mortgage loans held to maturity, net of allowance of $612 and $367	6,915	8,118
Interest receivable	73,570	2,457
Deposits for participation interest accounts, at fair value	8,505	—
Service revenue receivables, at fair value	9,789	53,279
Income taxes receivable	—	7,665
Goodwill	22,170	—
Intangible assets, net of accumulated amortization	27,820	1,194
Other assets	46,189	16,830

Total assets	$7,839,182	$581,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$57,258	$108,732
Restricted funds due to clients	94,698	—
Accounts payable, accrued expenses and other liabilities	32,925	36,764
Income taxes payable	40,336	—
Net deferred tax liability	876	753
Education loan warehouse facility	—	218,059
Long-term borrowings	8,410,811	—

Total liabilities	8,636,904	364,308
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,094 and 108,975 shares issued; 100,839 and 100,736 shares outstanding	1,091	1,090
Additional paid-in capital	446,262	443,290
Accumulated deficit	(1,059,025)	(41,174)
Treasury stock, 8,255 and 8,239 shares held, at cost	(186,254)	(186,218)
Accumulated other comprehensive income	203	263

Total stockholders’ equity (deficit)	(797,722)	217,252

Total liabilities and stockholders’ equity (deficit)	$7,839,182	$581,560

Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in the consolidated balance sheet above, after elimination of intercompany balances.
Assets available to settle obligations of consolidated VIEs:
Restricted cash and guaranteed investment contracts, at cost	$129,576	$—
Education loans held to maturity, net of allowance of $446,367	7,134,944	—
Interest receivable	73,502	—
Other assets	32,766	—

Total assets	$7,370,788	$—

Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$11,422	$—
Long-term borrowings	8,410,811	—

Total liabilities	$8,422,233	$—

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting
	convertible preferred stock		Common stock				Additional	Retained Earnings	Accumulated other	Total
	issued		Issued		In treasury		paid-in	(accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit)	income	equity (deficit)
Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$129,727	$268	$378,279
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(175,282)	—	(175,282)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(20)	(20)

Total comprehensive loss	—	—	—	—	—	—	—	(175,282)	(20)	(175,302)
Stock issuance from vesting of stock units	—	—	123	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,531	—	—	4,531
Tax expense from stock-based compensation	—	—	—	—	—	—	(830)	—	—	(830)

Balance at March 31, 2010	133	$1	106,891	$1,069	(7,643)	$(184,246)	$435,161	$(45,555)	$248	$206,678

Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(137,731)	—	(137,731)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(60)	(60)

Total comprehensive loss	—	—	—	—	—	—	—	(137,731)	(60)	(137,791)
Net stock issuance from vesting of stock units	—	—	119	1	(16)	(36)	(1)	—	—	(36)
Stock-based compensation	—	—	—	—	—	—	3,526	—	—	3,526
Tax expense from stock-based compensation	—	—	—	—	—	—	(553)	—	—	(553)

Balance at March 31, 2011	133	$1	109,094	$1,091	(8,255)	$(186,254)	$446,262	$(1,059,025)	$203	$(797,722)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(137,731)	$(175,282)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisition:
Provision for loan losses	305,956	105
Amortization of long-term borrowings, net of issuance costs	(64,013)	—
Net amortization of loan acquisition costs and origination fees	23,755	—
Non-cash gain from TERI settlement	(16,774)	—
Depreciation and amortization expense	6,573	10,648
Deferred income tax expense (benefit)	(601)	89
Stock-based compensation	3,526	4,531
Losses on education loans	—	138,794
Proceeds from the sale of education loans held for sale	—	121,585
Service revenue receivable distributions	460	429
TERI pledged account distributions	136,446	—
Other non-cash losses	60	102
Change in assets/liabilities:
Asset servicing fees	4,236	(3,740)
Additional structural advisory fees and residuals—trust updates	102	18,613
Deposits for participation interest accounts	(8,505)	—
Education loans held for sale	—	(12,612)
Interest receivable	(86,007)	3,650
Income taxes	48,001	162,587
Other assets	185	1,934
Accounts payable, accrued expenses and other liabilities	(2,889)	9,712

Net cash provided by operating activities	212,780	281,145
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition	(46,959)	—
Net decrease in federal funds sold	—	12,323
Purchases of short-term investments	—	(50,000)
Principal receipts from education loans held to maturity	252,241	119
Net decrease in restricted cash and guaranteed investment contracts	96,489	—
Net decrease in restricted funds due to clients	(52,291)	—
Principal prepayments from investments available for sale	852	2,677
Net change in mortgage loans held to maturity	926	751
Purchases of property and equipment	(2,523)	(720)

Net cash provided by (used in) investing activities	248,735	(34,850)
Cash flows from financing activities, net of effects of acquisition:
Net decrease in deposits	(51,474)	(27,107)
Payments on capital lease obligations	(1,396)	(2,622)
Payments on long-term borrowings	(510,394)	—
Payments on education loan warehouse facility	—	(2,243)
Tax expense from stock-based compensation	(553)	(830)
Repurchase of common stock	(36)	—

Net cash used in financing activities	(563,853)	(32,802)

Net (decrease) increase in cash and cash equivalents	(102,338)	213,493
Cash and cash equivalents, beginning of period	329,047	158,770

Cash and cash equivalents, end of period	$226,709	$372,263

Supplemental disclosures of cash flow information:
Interest paid	$112,399	$6,387
Income taxes paid	177	109

Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$115,410	$—
Extinguishment of TERI note payable	3,101	—
Reclassification of education loan principal from held for sale to held to maturity	—	785

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we”, “us”, “our” or similar references mean The First Marblehead Corporation and its subsidiaries and consolidated variable interest entities (VIEs) on a consolidated basis. All references in these notes to “First Marblehead” or “FMD” mean The First Marblehead Corporation on a stand-alone basis.

The presentation of our financial results beginning in fiscal 2011 significantly differs from prior fiscal years due to our adoption, effective July 1, 2010, of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). Effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV). As a result, in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout these notes and for segment reporting purposes. The financial results of our Education Financing segment have generally been derived from our services relating to private education loans (education loans) and after January 1, 2011, tuition billing and collections services. On December 31, 2010, we completed our acquisition of Tuition Management Systems LLC (TMS), formerly a division of KeyBank National Association (KeyBank). We purchased the assets, net of assumed liabilities, systems, trademarks and employees of TMS for $47.0 million in cash. In addition, we may be entitled to a payment of up to $1.3 million from KeyBank based on certain performance metrics of TMS through July 1, 2011. See Note 5, “Acquisition of TMS,” for additional information.

The VIEs consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 at July 1, 2010 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during our fiscal years 2004 through 2007, although not all securitization trusts facilitated by us during that period were consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by certain of these securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated Trusts as NCSLT Trusts, and the consolidated NCT Trusts as the GATE Trusts, throughout this quarterly report. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout these notes and for segment reporting purposes. The administration of these trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

We made our determination of entities to consolidate at July 1, 2010 using assumptions about the expected financial performance of VIEs and our variable interests in them at that date. ASU 2009-17 requires us to continuously reassess whether consolidation of VIEs is appropriate. As a result, we may be required to consolidate or deconsolidate VIEs in future periods. Changes in our determinations of which VIEs to consolidate may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

See Note 2, “Summary of Significant Accounting Policies—Consolidation,” and Note 4, “Consolidation,” for additional information.

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. These school-certified loan programs are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. In addition, we provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate (Trust Certificate) of NC Residuals Owners Trust. NC Residuals Owners Trust held our residual interests in the Trusts, and we sold the Trust Certificate in fiscal 2009.

As of January 1, 2011, we provide outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through TMS. TMS is one of the largest U.S. providers of such services, operating in 47 states and serving over 1,100 schools. TMS provides students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options. See Note 5, “Acquisition of TMS,” for information on the pro forma financial results of our operations including TMS as if the acquisition had occurred on July 1, 2009.

Historically, the driver of our results of operations and financial condition for our Education Financing segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. Securitization refers to the technique of pooling education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. For our past securitization services, we are entitled over time to receive additional structural advisory fees and residual cash flows from certain securitization trusts.

We also include in our Education Financing segment the financial results of our bank subsidiary, Union Federal Savings Bank (Union Federal). Union Federal is a federally-chartered thrift regulated by the U.S. Office of Thrift Supervision (OTS) that offers residential and commercial mortgage loans and retail savings, money market and time deposit products. As a result of our ownership of Union Federal, we are a savings and loan holding company subject to regulation, supervision and examination by the OTS.

Securitization Trusts

Our results of operations for our Securitization Trusts segment includes the 14 securitization trusts consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 as of July 1, 2010. Financial results for our Securitization Trusts segment are only presented prospectively, as of the effective date of our adoption. Interest income is generated on the education loan portfolios held by the securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration and default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties.

Consolidated securitization trusts are managed in accordance with their applicable indentures, as amended, and their tangible assets are limited to cash, allowable investments, and education loan principal, as well as the related interest income receivables and recoverables on defaults. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD.

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As such, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of TERI-guaranteed loans. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the United States Bankruptcy Code. Under the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010 (Modified Plan of Reorganization), which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. As a result, our Securitization Trusts segment recognized gains of $42.6 million, as more fully described in Note 16, “Other Income — Gain from TERI Settlement.” All but $51 thousand of this gain was applicable to the NCSLT Trusts. The TERI Reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition of our Securitization Trusts segment.

Eliminations and Deconsolidation

For the three and nine months ended March 31, 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17. For the three and nine months ended March 31, 2010, the revenues and expenses included in “Deconsolidation and Eliminations” for segment reporting purposes represented the financial results of UFSB-SPV, as well as related adjustments to deferred tax assets and intercompany eliminations that were recorded due to consolidation of UFSB-SPV in prior periods, have been separately presented in “Deconsolidation and Eliminations” for segment reporting purposes to allow for comparability between periods.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third party in fiscal 2009. Although we are required under U.S. generally accepted accounting principles (GAAP) to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations and earnings or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit as of March 31, 2011 included a deficit of $1.06 billion related to the NCSLT Trusts. Any accumulated deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders is limited to the value of our service revenue receivables due from these trusts, which constitute our variable interests, recorded by our Education Financing segment. At March 31, 2011, our Education Financing segment had service revenue receivables of $15.9 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profits generated by the GATE Trusts would ultimately be realized by our stockholders in the form of residual cash flow payments.

As a result of economic conditions, we undertook a number of measures in fiscal 2010 to adjust our business model. These measures are described in Item 7 of Part II of our annual report filed with the Securities and Exchange Commission on September 2, 2010, under the heading “Executive Summary—Business Trends and Uncertainties.”

We have summarized below certain recent developments affecting our Education Financing segment since the beginning of fiscal 2011:

•

In October 2010, we received a federal tax refund of $45.1 million, which included $21.2 million attributable to Union Federal and distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid to FMD in November 2010.

•

In October 2010, the United States Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) entered an order confirming the Modified Plan of Reorganization, which became effective in November 2010, and granted a stipulation (Stipulation) among TERI, the Official Committee of Unsecured Creditors of TERI (Creditors Committee), FMD and its subsidiaries, First Marblehead Education Resources, Inc. (FMER) and First Marblehead Data Services, Inc. (FMDS), settling certain claims between TERI and FMD, FMER and FMDS. Our Education Financing segment recognized gains of $8.1 million related to the claims of FMD and FMER during the second quarter of fiscal 2011.

•

On December 31, 2010, we completed our acquisition of the assets, liabilities and operations of TMS from KeyBank for $47.0 million. Following the closing of the acquisition, TMS has retained its separate brand identity and operations. See Note 5, “Acquisition of TMS,” for additional information.

•

In the third quarter of fiscal 2011, we completed our previously announced review of strategic alternatives for Union Federal. After an extensive analysis of a broad range of alternatives by a special committee of independent directors and FMD’s financial and legal advisors, we have decided to retain our ownership of Union Federal at this time. We believe our acquisition of TMS, along with our desire to implement our own private education loan programs (subject to regulatory constraints) built upon our Monogram platform, creates potential synergies with Union Federal.

Portfolio Performance. Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States, including increased unemployment rates, higher levels of education loan defaults and lower recoveries on such defaults. While there have been some recent improvements, these conditions have had, and may continue to have, a material adverse effect on legacy loan portfolio performance and the estimated value of our service revenue receivables associated with the securitization trusts that we have previously facilitated. During the third quarter of fiscal 2011, we completed a review based on accumulation of information associated with the impact of these conditions on our post-default recovery performance.

Changes in post-default recovery performance often lag behind most of the other loan performance assumptions due to the fact that over the life-cycle of an education loan, recovery performance data is typically among the last performance data to become available. During the third quarter of fiscal 2010, we retroactively scored education loans held by the Trusts into three risk segments using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination, with education loans in Segment 1 expected to perform better than education loans in Segment 2, and education loans in Segment 2 expected to perform better than education loans in Segment 3. We believe we now have sufficient recovery data on education loans having defaulted during the recent stressed economic environment to suggest a change to our net recovery rate assumption on a segmented basis and are now applying net recovery rates of 36.3% for Segment 1 education loans, 32.1% for Segment 2 education loans and 22.1% for Segment 3 education loans. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” for additional information about the changes.

Capital Markets. We believe that conditions in the capital markets generally continued to improve in fiscal 2011 compared with recent prior years. In particular, investors in asset-backed securities (ABS) have begun to demonstrate increased interest in ABS backed by private education loans that exhibit a strong credit profile. Additionally, investors have once again begun to demonstrate interest in longer duration ABS in the sector. As a result, we believe that there may again be an opportunity to finance private education loans in the ABS market. We believe, however, that the structure and economics of any near-term financing transaction would be materially different from prior transactions that we sponsored. Such differences include, but are not limited to, the potential for lower revenues, additional cash requirements on our part and a higher likelihood that we would be required to consolidate any new securitization trust in our financial statements. We continue to opportunistically seek efficient portfolio funding strategies, including warehouse lending facilities and term securitization transactions.

Loan Origination. During the first quarter of fiscal 2011, we began performing services under loan program agreements for two clients, each related to school-certified education loan programs to be funded by these clients based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of these programs. Our Monogram platform provides us with an opportunity, through our Education Financing segment, to originate, administer, manage and finance education loans, and we believe that the two loan program agreements we have entered into are a significant step in our return to the education lending marketplace.

The near term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully market our Monogram platform and successfully integrate TMS into our operations so that we may transition to more fee-based revenues, while growing and diversifying our client base. We believe that the size and quality of TMS’ customer base provides us with an opportunity to expand our school relationships and offer complementary products and services in the future. While we continue to seek additional lender clients, we are also in the process of developing additional loan programs based on our Monogram platform, which we expect to be offered by Union Federal later this calendar year, subject to regulatory constraints. We are uncertain as to the degree of market acceptance our Monogram platform will have, particularly in the current economic environment where many lenders continue to evaluate their education lending business models. We are also uncertain of the volume of education loans to be generated by our two clients during the remainder of fiscal 2011 in light of seasonal trends. The volume of education loan applications typically increases with the approach of tuition payment due dates, and we have historically processed the greatest application volume during the summer months. This seasonality of education loan originations will likely impact the timing and size of fees that we earn in the remainder of fiscal 2011.

(2) Summary of Significant Accounting Policies

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of those related to changes in accounting principles, acquisitions and normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, recognition of interest income on delinquent and defaulted loans and recognition of asset servicing fees and trust updates to our service revenue receivables. Interim results are not necessarily indicative of results to be expected for the entire fiscal year.

(a) Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating intercompany accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing education loans that we facilitated because each securitization trust created after January 31, 2003 met the criteria to be a qualified special purpose entity (QSPE) as defined by Accounting Standards Codification (ASC) 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities (ASC 860-40). Prior to July 1, 2010, a QSPE was exempt from consolidation. In addition, the securitization trusts created prior to January 31, 2003 in which we held a variable interest that could have resulted in our being considered the primary beneficiary of such trusts were amended in order for those trusts to be considered QSPEs and were, therefore, exempt from consolidation.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation (ASC 810). ASU 2009-17 updated ASC 810 to require that enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is the enterprise that has both:

•	The power to direct the activities of a VIE that most significantly impact that VIE’s economic performance; and

•	The obligation to absorb losses of the VIE that could potentially be significant to that VIE or the right to receive benefits from the VIE that could potentially be significant to that VIE.

As a result, on July 1, 2010, we consolidated 14 securitization trusts facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that we do not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance.

In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of VIEs is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, we continually reassess our involvement with VIEs, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of VIEs is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of the VIEs for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE. Our determination to consolidate or deconsolidate VIEs may lead to increased volatility in our financial results and make comparisons between time periods challenging.

ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All intercompany transactions are eliminated. See Note 4, “Consolidation,” for additional information.

(b) Reclassifications

In order to be consistent with the classifications adopted in fiscal 2011, we have made certain reclassifications to the balances as of June 30, 2010 and for the three and nine months ended March 31, 2010.

(c) Cash Equivalents

We consider highly liquid debt instruments purchased with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

(d) Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carry such short-term investments at cost, which approximates fair value.

We classify investments in marketable debt securities as available for sale, trading or held to maturity. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements, and are carried at fair value with net unrealized gains and losses recorded in our statement of operations. We classify investments as held to maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost.

(e) Loans

We classify loans as held to maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we consolidate are classified as held to maturity, as well as education loans held by a non-bank subsidiary of FMD and substantially all mortgage loans held by Union Federal. We carry loans held to maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees, the amortization of which is recognized as an adjustment of the related loan yield using the effective interest method.

Education loans held for sale at June 30, 2010 consisted solely of the education loans held by UFSB-SPV, which was deconsolidated as a result of our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010. We classified these education loans as held for sale because they are pledged as collateral to the indenture trustee, for the benefit of the third-party conduit lender under the education loan warehouse facility, and the lender has the right to call the loans at any time. We carried loans held for sale at the lower of cost or fair value. In the absence of a readily determinable market value, fair value was estimated by management based on the net present value of expected future cash flows of the loans. Management based its estimates of future cash flows on macroeconomic indicators and historical experience with assumptions for, among other things, default rates, recovery rates on defaulted loans, prepayment rates and a discount rate commensurate with the risks involved. We recorded changes in the carrying value of education loans held for sale and the related interest receivable in our statement of operations.

(f) Allowance for Loan Losses, the Related Provision for Loan Losses and Charge-Offs

We maintain allowances for loan losses at an amount believed to be sufficient to absorb credit losses inherent in our portfolios of loans held to maturity at our balance sheet date. We adjust allowances for loan losses through charges to the provision for loan losses in our statement of operations. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that have a high probability of default, less any amounts expected to be recoverable from borrowers or third parties, or for mortgage loans, sale of the collateral, as applicable.

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a high probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolios at our balance sheet date to ultimately default and be charged-off. The estimates used in the calculation of the allowance for education loan losses are subject to a number of assumptions, including default and recovery rates and the effects of basic forbearance and alternative payment plans available to borrowers. These assumptions are the same as those used for the estimated fair value of our service revenue receivables, as described more fully in Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview.” These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective beginning the second quarter of fiscal 2011, we began charging-off education loans in the month immediately subsequent to the month in which they become 180 days past due. During the first quarter of fiscal 2011, based on the guaranty claims process for TERI-guaranteed loans, we charged-off education loans in the month immediately subsequent to the month in which they became 270 days past due. Following the rejection by TERI of its guaranty agreements under the Modified Plan of Reorganization, we modified our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

We maintain an allowance for mortgage loans held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans with certain characteristics attributable to the collateral. Mortgage loans for which we have foreclosed on the property and the related allowance are reclassified to other real estate owned, a component of other assets, and are carried at estimated net realizable value.

(g) Deposits for Participation Interest Accounts

We account for deposits for participation interest accounts (participation accounts) similar to trading account assets and carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the account, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of “Administrative and other fees.” See Note 8, “Deposits for Participation Interest Accounts,” for additional information.

(h) Service Revenue Receivables

Service revenue receivables consist of our asset servicing fee, additional structural advisory fee and residual receivables, which we carry at fair value in our balance sheet. We eliminate any additional structural advisory fee and residual receivables due from consolidated securitization trusts.

As required under GAAP, we recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the education loans, but before we actually received payment, as these revenues were deemed to be earned at the time of the securitization. These amounts were deemed earned at securitization because (i) evidence of an arrangement existed, (ii) we provided the services, (iii) the fee was fixed and determinable based upon a discounted cash flow analysis, and (iv) there were no future contingencies or obligations due on our part. We earn asset servicing fees as the services are performed; however, the receipt of the fees is contingent on distributions from the Trusts available to the third-party owner of the Trust Certificate.

Payment of these receivables is contingent upon the following:

•	The receipt of asset servicing fees due from the third-party owner of the Trust Certificate is contingent on residual interest distributions from the Trusts.

•

Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indenture for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to securitization trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5% for the Trusts, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts specify certain circumstances (each a Trigger Event) upon the occurrence of which payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

•

Residuals associated with any securitization trusts that we facilitated are typically junior in priority to the rights of the holders of the ABS issued in the securitizations and any additional structural advisory fees. For certain securitization trusts, upon a Trigger Event, payments that would otherwise be due with respect to residuals would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

In the absence of readily determinable market values, we update our estimates of the fair value of service revenue receivables on a quarterly basis, based on the present value of expected future cash flows. Such estimates include assumptions regarding discount, default, net recovery, prepayment and forward interest rates, among others. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

(i) Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to customer relationships and the TMS tradename, amortized on a straight-line basis over 15 years, and technology, amortized on a straight-line basis over six years. Core deposit intangible assets of Union Federal are amortized over five years. We record amortization in general and administrative expenses.

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

(j) Fair Value of Financial Instruments

Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy is used to qualify fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

•

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over-the-counter markets.

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are less frequently traded mortgage-backed securities, corporate debt securities and derivative contracts.

•

Level 3—Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets or certain private equity investments.

We apply quoted market prices, where available, to determine fair value of eligible assets. For financial instruments for which quotes from recent exchange transactions are not available, we base fair value on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates.

The methods we use for current fair value estimates may not be indicative of net realizable value or reflective of future fair values. If readily determinable market values became available or if actual performance were to vary appreciably from assumptions used, we may need to adjust our assumptions, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

(k) Revenue Recognition

Net Interest Income. We recognize interest income and expense using the effective interest method.

We recognize interest income on education and mortgage loans held to maturity as earned, adjusted for the amortization of loan acquisition costs and origination fees, based on the expected yield of the loan over its life, which for education loans includes the effect of expected prepayments. Our estimate of the effects of expected prepayments on education loans reflects voluntary prepayments based on our historical experience and macroeconomic indicators. When changes to assumptions occur, we adjust amortization on a cumulative basis to reflect the change since acquisition of the education loan portfolio.

We place education loans held to maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest, and previously recorded but unpaid interest is reversed and charged against interest revenue. For education loans on non-accrual status but not yet charged-off, we recognize interest revenue on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and continue to recognize interest revenue. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. Once a loan has been placed on non-accrual status, we do not resume recognition of interest until the borrower has become current on the loan as to both principal and interest for a consecutive period of 12 months.

We adjust interest expense on long-term borrowings for the amortization of debt issuance costs and underwriting fees as well as amortization of the proceeds from interest-only strips using an effective yield over the projected life of the related borrowings.

Asset Servicing Fees. We earn asset servicing fees as the services are performed. We record asset servicing fee income at fair value, based on the estimated present value of the fees earned during the reporting period, and we record changes in the estimated fair value of fees earned in prior periods as asset servicing fee updates.

Asset servicing fees are based on outstanding assets of the Trusts, and our receipt of such fees is contingent on the performance of the Trusts, a number of which we consolidate. The fees, however, are due from the third-party owner of the Trust Certificate for services performed on its behalf, and as such, we do not eliminate these fees in consolidation.

Additional Structural Advisory Fees and Residuals—Trust Updates. We record changes to the fair value of additional structural advisory fee and residual receivables in revenue in our statement of operations. To the extent such fees are due from VIEs that we consolidate, the changes in fair value have been eliminated in consolidation, but continue to be recognized by our separate reporting segments as revenue or expense, as applicable. We record changes in assumptions used to estimate fair value in our statement of operations in the periods in which the changes are made.

Administrative and Other Fees. Trust administration fees, which are based on the volume of education loans outstanding in securitization trusts facilitated by us, are recognized in the period in which the services are rendered. Trust administration includes the daily management of the trusts, coordination of loan servicers and reporting information to the parties related to the trusts. Master servicing and special servicing fees due from certain trusts represent compensation to us for managing the performance of default prevention services and education loan collections. Such fees are based, in part, upon the volume of assets under management, and in part, upon the reimbursement of expenses. We recognize such fees as the services are performed or as the reimbursable expenses are incurred, as applicable.

Effective January 1, 2011, administrative and other fees include revenue generated by TMS, including program enrollment fees, late fees, convenience fees and tuition billing fees. Program enrollment fees are up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the period that services are provided. Late fees and convenience fees are recognized in the period in which the transactions occur and tuition billing fees are recognized in the period that the services are provided.

In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms. To the extent that trust administration, default prevention and default management services have been provided by our Education Financing segment to our Securitization Trusts segment, the revenue earned by our Education Financing segment and the expenses incurred by our Securitization Trusts segment have been eliminated in consolidation, but continue to be recognized by each reporting segment on a stand-alone basis.

Beginning in the first quarter of fiscal 2011, we began to receive fees related to our Monogram platform offering. Revenue recognition associated with our Monogram platform is subject to accounting guidance under ASU 2009-13, Revenue Recognition-Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which is effective prospectively for contracts entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU 2009-13 requires that revenue under a contract be allocated to separately-identifiable deliverables based on fair value analysis and prohibits separate recognition for each element of a contract unless certain criteria are met. We have applied the guidance in ASU 2009-13 to our recognition of revenues related to our Monogram platform.

(l) Income Taxes

In determining a provision for income taxes, we base our estimated annual effective tax rate on expected annual income, statutory tax rates, our ability to utilize net operating loss carryforwards and tax planning opportunities available to us in the various jurisdictions in which we operate. The estimated annual effective income tax rate also includes our best estimate of the ultimate outcome of income tax audits.

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized.

(m) Net Loss Per Share

We compute basic net income or loss per share by dividing net income or loss by the weighted average number of shares of common stock outstanding for the periods presented. We compute diluted net income or loss per share by dividing net income or loss by weighted average shares and, if dilutive, common stock equivalent shares outstanding during the period. To the extent net income is a loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

(n) New Accounting Pronouncements

ASU 2010-18, Receivables-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, is applicable only to loans acquired with a deterioration in credit quality, and did not have an impact on our financial results.

ASU 2010-20, Receivables-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), was effective for interim or annual periods ended on or after December 15, 2010. We have included in our quarterly reports, to the extent applicable, the provisions of ASU 2010-20, which clarify the disclosure requirements applicable to the credit quality of loans and the allowance for loan losses on a disaggregated, or portfolio segment basis. In January 2011, the Financial Accounting Standards Board issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the required disclosures contained in ASU 2010-20 related to troubled debt restructurings, with adoption of those disclosures to be concurrent with adoption of ASU 2011-02, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors (ASU 2011-02). ASU 2011-02 was issued in April 2011 and is effective for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 provides additional guidance for determining whether changes made to a loan constitute a concession by the lender. We are still evaluating the impact, if any, that ASU 2011-02 will have on our financial statements.

ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We will adopt ASU 2010-28 during the first quarter of fiscal 2012. We do not expect adoption to have any impact on our financial statements.

ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), was effective for interim or annual periods ended on or after December 15, 2010. ASU 2010-29 requires that pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current and prior reporting period pro forma financial information. ASU 2010-29 also requires that this disclosure be accompanied by a narrative description of the amount and nature of material non-recurring pro forma adjustments. We adopted ASU 2010-29 during the second quarter of fiscal 2011 with respect to the pro forma disclosures for the TMS transaction.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our financial statements.

(3) Corrections of Immaterial Errors in Prior Fiscal Years

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

(4) Consolidation

(a) Change in Accounting Principle – Adoption of ASU 2009-16 and ASU 2009-17

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result, on July 1, 2010, we consolidated 14 securitization trusts facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that we do not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance. The ASUs were adopted prospectively, and we recorded a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. The following adjustments were made to our balance sheet at the effective date:

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

We did not retrospectively adjust our statement of operations for the three and nine months ended March 31, 2010 or our balance sheet as of June 30, 2010 to reflect the updates to ASC 810 and ASC 860-40; however, prior period amounts may have been reclassified to conform to the presentation adopted in fiscal 2011. The total deficit from the NCSLT Trusts, for which we have no ownership interest, was $979.0 million as of July 1, 2010. Any deficit generated by a consolidated trust, including an NCSLT Trust, would reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, if the trust’s liabilities were extinguished or the trust were deconsolidated by us. The assets of each securitization trust can only be used to settle the obligations of that particular trust and are not available to other securitization trusts, FMD or its other subsidiaries, or their respective creditors. The trusts have been structured to provide creditors or beneficial interest holders of securitization trusts recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its subsidiaries or other VIEs.

(b) Reassessment of Consolidation of VIEs

ASC 810 requires us to continuously reassess whether consolidation is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, we continually reassess our involvement with VIEs, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of VIEs is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of the VIEs for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE.

As a result, we may be required to consolidate or deconsolidate VIEs in future periods. If we determine that our variable interests in trusts have been fully eliminated under all possible economic conditions, then we can no longer be considered the primary beneficiary of these trusts, and we will have to deconsolidate such trusts. Deconsolidation of VIEs is treated in the same manner as a sale of a subsidiary, and we would record a gain or loss in our statements of operations.

In addition to our consolidated VIEs, we monitor our involvement with 19 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate VIEs may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(c) Comparability Between Periods

We recognize assets, liabilities, income and expense related to consolidated VIEs in the same line items used by FMD and its consolidated subsidiaries prior to the effective date of ASU 2009-16 and ASU 2009-17. Effective with our consolidation of VIEs, our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from consolidated VIEs, but continue to reflect such fees due from other off-balance sheet VIEs. We do not recognize gains or losses related to the residual receivables due from the three consolidated GATE Trusts in our consolidated statement of operations, but we do recognize revaluation gains and losses on residual receivables due from off-balance sheet VIEs.

Current period results and balances may not be comparable to amounts reported in prior fiscal years or prior quarters due to changes in entities consolidated. In addition, determinations of whether or not to consolidate a VIE are made on an entity-by-entity basis, requiring a high level of subjectivity and judgment. Given the size of our VIEs, decisions to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs, and makes comparisons of our financial performance between periods challenging to investors, particularly with regard to the assets, liabilities and equity components included in the table above under “—Change in Accounting Principle—Adoption of ASU 2009-16 and ASU 2009-17,” as well as the following in our statement of operations:

•	Net interest income;

•	Provision for loan losses;

•	Additional structural advisory fees and residuals—trusts updates;

•	Administrative and other fees;

•	General and administrative expenses;

•	Losses on education loans held for sale; and

•	Net loss and net loss per share.

(5) Acquisition of TMS

On December 31, 2010, we completed our acquisition of the assets, liabilities and operations of TMS, formerly a division of KeyBank. TMS is headquartered in Warwick, Rhode Island. The purchase price, net of post-closing adjustments made in March 2011, was $47.0 million. In addition, we may be entitled to a payment of up to $1.3 million from KeyBank based on certain performance metrics through July 1, 2011. Following the closing of the acquisition, TMS has retained its separate brand identity and operations. We did not record any material exit or termination liabilities as a result of the acquisition.

Following the post-closing adjustments made in March 2011, the book value of the net assets acquired was $139 thousand. During the third quarter of fiscal 2011, we increased the estimated value of the goodwill associated with the TMS acquisition by $3.0 million to reflect our estimate of the fair value of the deferred revenue liability acquired. Our estimated allocation of the purchase price is still subject to review of the fair values assigned to assets acquired and liabilities assumed and the potential payment of up to $1.3 million from KeyBank. Our preliminary allocation of purchase price is as follows:

(dollars in thousands)
Allocation of purchase price:
Assets acquired:
Restricted cash	$146,989
Other assets	925

Total assets	147,914
Liabilities assumed:
Restricted funds due to clients	(146,989)
Other liabilities	(786)

Total liabilities	(147,775)

Book value of net assets acquired	139
Fair value adjustment to other liabilities for deferred revenue	(3,000)

Fair value of net liabilities acquired	(2,861)
Allocation of excess purchase price over fair value of net assets acquired:
Intangible assets:
Customer list	22,050
Technology	3,650
Tradename	1,950

Total intangible assets	27,650
Goodwill	22,170

Total purchase price	$46,959

The customer list intangible asset relates to over 1,100 educational institutions with which TMS had existing tuition programs in place as of December 31, 2010. The tradename intangible asset relates to the name and reputation of TMS in the industry. Intangible assets attributable to technology represent the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. We will amortize the customer list and tradename intangible assets over 15 years. We will amortize technology intangible assets on a straight-line basis over six years. We expect amortization expense related to TMS intangible assets to be $2.2 million for each of the next five fiscal years. Goodwill of $22.2 million represents the value ascribed to the business that cannot be separately ascribed to an intangible asset. For federal income tax purposes, we will amortize intangibles and goodwill on a straight-line basis over a 15-year period.

The acquisition was completed on December 31, 2010, and, accordingly, our consolidated statements of operations for the three and six months ended December 31, 2010 do not reflect any income or expense from the operations of TMS. During the three months ended March 31, 2011, we recorded total revenue and expenses from TMS of $7.1 million and $7.7 million, respectively, and TMS generated positive cash flows of $524 thousand for the period. We recorded acquisition related third-party service costs of $1.1 million during the second quarter of fiscal 2011 consisting of legal, accounting and consulting expenses, which we have included in general and administrative expenses.

In the table that follows, we present the unaudited pro forma condensed combined statements of operations for the three and nine months ended March 31, 2011 and 2010. This pro forma information is based on our historical consolidated financial statements and gives effect to our acquisition of TMS as if TMS had been acquired on July 1, 2009. We describe our assumptions and adjustments in the footnotes to the table of unaudited pro forma condensed combined financial information.

This unaudited pro forma condensed combined financial information is presented for informational purposes only and has been derived from, and should be read in conjunction with, our historical consolidated financial statements, including the notes thereto. We have based the pro forma adjustments, as described in the footnotes to the table, on current available information and certain adjustments that management believes are reasonable. They are not necessarily indicative of our consolidated financial position or results of operations that would have occurred had the acquisition taken place on the date indicated, nor are they necessarily indicative of our future consolidated results of operations.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands except per share amounts)
Total revenues:
FMD(1)	$(2,815)	$(16,968)	$(92,124)	$6,709
TMS(2)	—	8,020	15,879	22,867

Total pro forma revenues	(2,815)	(8,948)	(76,245)	29,576

Total expenses:
FMD(1)	36,611	27,860	94,349	209,358
TMS(2)	—	7,444	15,916	23,000
Timing of acquisition costs	—	—	(1,080)	1,080
Other expense adjustments(3)	—	640	1,279	1,919

Total pro forma expenses	36,611	35,944	110,464	235,357

Pro forma loss before income taxes	(39,426)	(44,892)	(186,709)	(205,781)
Other income — gain from TERI settlement	18	—	50,699	—

Pro forma loss before income taxes	(39,408)	(44,892)	(136,010)	(205,781)
Pro forma income tax expense (benefit)(4)	(82)	1,251	1,952	(38,614)

Pro forma net loss	$(39,326)	$(46,143)	$(137,962)	$(167,167)

Pro forma basic and diluted net loss(5)	$(0.39)	$(0.46)	$(1.37)	$(1.68)

(1)	Based on our historical results of operations, which include TMS for the third quarter of fiscal 2011.
(2)	Based on the pre-acquisition historical financial results of TMS, adjusted for certain intercompany revenue sharing and transfer pricing adjustments that will not continue to be recorded subsequent to the acquisition.
(3)	Other expense adjustments include an increase to amortization expense for intangible assets acquired and an increase to compensation and benefits for restricted stock units granted to certain key employees of TMS effective January 1, 2011.
(4)	Income taxes were calculated using the historical tax benefit or expense of FMD, adjusted for the state tax benefit expected to be realized on the additional loss from TMS.
(5)	Basic and diluted weighted average shares outstanding used to calculate pro forma per share amounts are equal to the amounts reported in our statement of operations for the applicable periods.

(6) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31, 2011	June 30, 2010
	(dollars in thousands)
Cash equivalents (money market funds)	$176,299	$216,050
Interest-bearing deposits with the Federal Reserve Bank	33,963	92,545
Interest-bearing deposits with other banks	15,043	15,285
Non-interest-bearing deposits with banks	1,404	5,167

Total cash and cash equivalents	$226,709	$329,047

Cash and cash equivalents of Union Federal of $55.7 million and $115.1 million at March 31, 2011 and June 30, 2010, respectively, are not available for dividends without prior approval from the OTS.

(7) Education Loans Held to Maturity

(a) Gross Education Loans Outstanding

At March 31, 2011, education loans held to maturity consisted primarily of loans held by our consolidated securitization trusts. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the loans held by our Securitization Trusts segment are held by the NCSLT Trusts and were formerly guaranteed by TERI. Under the Modified Plan of Reorganization, TERI rejected its guaranty agreements and settled claims with these securitization trusts, including contingent guaranty claims based on future loan defaults. The remaining securitized loans are held by GATE Trusts that benefit from credit enhancement arrangements with the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits. In addition, to a much lesser extent, education loans held to maturity include loans originated by Union Federal that we were unable to securitize or sell to a third party. Such loans were sold by Union Federal to a non-bank subsidiary of FMD and are unencumbered.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	March 31, 2011	June 30, 2010
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$7,306,797	$25,195
Net unamortized acquisition costs and origination fees	276,087	—

Gross loans outstanding	7,582,884	25,195
Allowance for loan losses	(447,940)	(24,804)

Education loans held to maturity, net of allowance	$7,134,944	$391

Principal outstanding of loans serving as collateral for long-term borrowings	$7,305,224	$—

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended March 31, 2011	Nine months ended March 31, 2011
	(dollars in thousands)
Balance, beginning of period	$500,429	$24,804
Cumulative effect of a change in accounting principle	—	517,804

Balance, beginning of period after cumulative effect	500,429	542,608
Provision for loan losses	73,745	305,679
Reserves reclassified from interest receivable for capitalized interest	4,762	16,606
Charge-offs	(139,923)	(438,301)
Recoveries from borrowers	8,927	21,348

Balance, end of period	$447,940	$447,940

(c) Credit Quality of Education Loans

We use the following terms to describe borrowers’ payment status:

In School/Deferment. Under the terms of a majority of the education loans held by our securitization trusts, borrowers are eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

Forbearance. Under the terms of the education loans, borrowers may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

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

The following table provides information on the status of education loans outstanding:

	March 31, 2011	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$320,498	4.4%
In school/deferment	960,167	13.1
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,564,389	76.2
Current: >30 days past due, but <120 days past due	312,857	4.3
Delinquent: >120 days past due, but <180 days past due	104,438	1.4
In default: >180 days past due, but not charged-off	44,448	0.6

Total gross loan principal outstanding	$7,306,797	100.0%

Non-accrual loan principal (>120 days past due, but not in default or charged-off)	$148,886	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	88,227	1.2

(1)	At March 31, 2011, borrowers in repayment with loan principal outstanding of approximately $1.40 billion were making reduced payments under alternative payment plans.

Our management monitors the credit quality of educations loans based on loan status, as outlined above. The allowance for loan losses at March 31, 2011 included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of

$44.4 million. In addition, we established a general allowance of $403.5 million for estimated projected defaults, net of recoveries and third party guarantees, for the twelve months following our balance sheet date, which we refer to as the confirmation period. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables. We based our default and recovery curves on macroeconomic indicators and our historical observations. See Note 9, “Service Revenue Receivables and Related Income—Education Loan Performance Assumption Overview,” for more information on default and recovery rates.

(8) Deposits for Participation Interest Accounts

During the first quarter of fiscal 2011, we began performing services under Monogram loan program agreements with two clients. In connection with these two loan programs based on our Monogram platform, we have agreed to provide credit enhancement by funding deposits in participation accounts for each lender. Subject to contractual maximums specified in the applicable loan program agreements, we make quarterly deposits into participation accounts based on a percentage of projected credit losses for the expected volume and credit tiering of education loans to be originated over the term of the agreement. Our funding is adjusted during the origination period for changes to expected loan volumes and credit tiering based on loan distribution. At the end of each origination period, the final funding is determined, and we have no further funding requirements under that applicable loan program agreement. Separate participation accounts are applicable to each loan program agreement and are not co-mingled between clients. During the first nine months of fiscal 2011, we funded an aggregate of $8.5 million to the participation accounts. We may agree to invest specified amounts of capital as a credit enhancement feature in connection with future Monogram-based loan programs, although the amount and structure offered to a particular lender would be negotiated in light of the anticipated size of the lender’s program, the underwriting guidelines of the program, the terms of our business relationship with the lender and market conditions.

Participation accounts serve as first-loss reserves to the originating lenders for defaults experienced in Monogram program loan portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the participation accounts. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the participation accounts regardless of our ownership of the education loan. We expect education loans originated under our Monogram platform to perform better in general than the education loans held by the NCSLT Trusts as a result of the relative credit characteristics of the loan portfolios.

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

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances or default experience lower than our participation account funding, we are eligible to receive distributions from the participation accounts, in addition to the monthly participation account administration fee, pursuant to the terms of the applicable loan program agreement.

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

(a) Asset Servicing Fee Receivables and Related Fees

In March 2009, we entered into an asset services agreement (Asset Services Agreement) with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support their ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts, limited to the total cash flows expected to be generated by residuals. Although the fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts. Our asset servicing fee receivables were $1.5 million and $5.8 million at March 31, 2011 and June 30, 2010, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows. See “—Education Loan Performance Assumption Overview” below for a description of the significant observable and unobservable inputs we use to develop our fair value estimates.

During the third quarters of fiscal 2011 and 2010, we recorded $170 thousand and $2.1 million as fee income, respectively, which represented our estimate of the net present value of fees to be received for services specifically provided during those reporting periods. During the first nine months of fiscal 2011 and 2010, we recorded $1.9 million and $6.0 million as fee income, respectively. For the third quarter and first nine months of fiscal 2011, we recognized fee update losses of $5.1 million and $6.2 million, respectively, compared to fee update losses of $2.6 million and $2.3 million for the comparable periods in fiscal 2010. The lower fee income and higher fee update losses in fiscal 2011 reflect reductions in our estimates of the volume of residual cash flows to be paid to the third-party owner of the Trust Certificate, largely due to our change in assumed recovery rates on defaulted education loans. Fee update losses in fiscal 2010 reflect reductions in our estimates of the volume of residual cash, largely due to a change in our assumed default rates.

(b) Additional Structural Advisory Fee and Residual Receivables and Related Trust Updates

The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Trust updates:
Additional structural advisory fees	$72	$(21,440)	$885	$(20,799)
Residuals	161	(91)	(987)	2,186

Total trust updates	$233	$(21,531)	$(102)	$(18,613)

Additional Structural Advisory Fees. At June 30, 2010, additional structural advisory fee receivables were primarily due from the securitization trusts that we consolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17. As such, these receivables, as well as the payables recorded by the trusts from which they are due, have been eliminated upon consolidation and are not reflected in our consolidated balance sheet at March 31, 2011. In addition, changes in the estimated fair value of receivables due from consolidated securitization trusts recorded in revenues, as well as the changes in the liabilities recorded in expense by the consolidated securitization trusts, are also eliminated and do not appear in our consolidated statement of operations. The remaining receivables included in our consolidated balance sheet and trust updates in our consolidated statement of operations are due from other off-balance sheet VIEs.

The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Fair value, beginning of period	$1,588	$55,724	$34,676	$55,130
Cumulative effect of a change in accounting principle	—	—	(33,473)	—

Fair value, beginning of period after cumulative effect	1,588	55,724	1,203	55,130
Cash received from trust distributions	(32)	(382)	(460)	(429)
Trust updates:
Passage of time—fair value accretion	40	1,686	141	5,015
Increase in timing and weighted average default rate	—	(39,144)	—	(42,616)
Increase in discount rate assumptions	—	(14,727)	—	(11,029)
Decrease in weighted average prepayment rate	—	25,338	—	25,338
Increase in forward LIBOR curve	—	175	—	1,738
Other factors, net	32	5,232	744	755

Total trust updates	72	(21,440)	885	(20,799)

Fair value, end of period	$1,628	$33,902	$1,628	$33,902

Residuals. At June 30, 2010, $5.2 million of our residual receivables were due from securitization trusts that we consolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17. At March 31, 2011, residual receivables and the related trust updates related to consolidated securitization trusts have been eliminated and are no longer reflected in our consolidated balance sheet or consolidated statement of operations. The residual receivables eliminated related to the three consolidated GATE Trusts. We continue to reflect residual receivables due from other off-balance sheet VIEs of $6.6 million at March 31, 2011. We recorded trust update income of $161 thousand in the third quarter of fiscal 2011, primarily related to accretion for the passage of time. We recorded trust update losses of $1.0 million for the first nine months of fiscal 2011, primarily related to overall performance of off-balance sheet VIEs for the first nine months of the year, partially offset by accretion for the passage of time. The loss for the third quarter of fiscal 2010 reflected the change in the recovery rate, but for the nine months ended March 31, 2010, this loss was more than offset by the gains for a decrease in the discount rate and accretion for the passage of time.

See “—Education Loan Performance Assumption Overview” below for a description of the significant observable and unobservable inputs used in to develop the estimated fair values of our additional structural advisory fee and residual receivables.

(c) Education Loan Performance Assumption Overview

Recovery, Default and Prepayment Rate Assumptions

Risk Segments. The majority of additional structural advisory fee receivables recorded by our Education Financing segment are due from the NCSLT Trusts, and all of our asset servicing fees are due from the third-party owner of the Trust Certificate and are dependent upon the performance of the Trusts. During the third quarter of fiscal 2010, we retroactively scored education loans held by the Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. We initially used this segmentation to undertake a detailed analysis of default and prepayment rates, as described more fully below. Recoveries on defaulted education loans, by their nature, emerge at the end of the loan life cycle and extend over a period lasting as long as seven years. The majority of defaults on education loans held by the Trusts have emerged since 2008, and until recently, meaningful data on recoveries for the most recent economic cycle was not available. Approximately 50% of the total recoveries received by the Trusts have been received in the last 15 months. Using data observed over the last 15 months, we began to use a segmented approach in our determination of appropriate recovery rate assumptions as of March 31, 2011.

Recovery Rates. At March 31, 2011, we have reassessed our recovery rates, particularly in light of segmentation analyses and emerging recovery data on these loans. Although we continue to believe that an assumed net recovery rate of 40.0% remains appropriate for loan portfolios securitized prior to 2004, subsequent loan portfolios included a greater proportion of Segment 3 education loans, and most of the defaults since 2008 were generated by Segment 3 education loans. During the third quarter of fiscal 2011, we analyzed recoveries on a segmented basis using a conditional rate approach based on volumes by credit tier under different economic conditions, rather than by year of default. In addition, we believe that our improved pre-default efforts may have the effect of reducing the recovery rates on education loans that ultimately default because defaults will relate to only the worst credit exposures. In light of these observations, we will apply a segmented approach to our determination of appropriate recovery rates. While maintaining our assumed recovery expenses of 20.0%, we decreased the net recovery rate assumption from 40.0% to 36.3% for Segment 1 education loans, 32.1% for Segment 2 education loans and 22.1% for Segment 3 education loans.

Primarily as a result of the changes in projected recovery rates, we recorded a fee update loss related to asset servicing fees of $5.0 million during the third quarter of fiscal 2011. Trust update losses for additional structural advisory fees of $21.0 million primarily related to the recovery rate changes were eliminated from revenue in consolidation, but remain in revenue for our Education Financing segment for segment reporting purposes. Although these losses are not reflected in revenue on a consolidated basis, they reflect a decrease in our estimates of the cash that we may ultimately receive from these trusts over the life of the trusts. Such amounts are an important measure of cash flows that will be available to our stockholders. The recovery rate changes had no impact to the residual receivables recorded in our consolidated balance sheet because these receivables relate only to trusts created prior to fiscal 2005.

No changes were made to recovery rate assumptions during the three and nine months ended March 31, 2010.

Default and Prepayment Rates. No significant changes were made to the projected timing and end-point default rates during the third quarter of fiscal 2011. Higher default rate assumptions compared to periods a year earlier reflect changes to the macroeconomic indicators used to develop our default rate assumptions.

During the third quarter of fiscal 2010, in addition to analyzing default and prepayment rates by segment, we enhanced our financial models to incorporate certain prospective macroeconomic factors in default and prepayment assumptions for education loans securitized in the Trusts. These enhancements had a significant impact on our end-point default rate assumptions and prepayment rates assumptions in fiscal 2010. As a result, we decreased the carrying value of additional structural advisory fees by $39.1 million for higher projected defaults, and increased the carrying value by $25.3 million for lower and slower projected prepayments.

The table below identifies net recovery, gross and net default and prepayment rate assumptions for each segment, as well as the percentage of the Trust portfolios in each segment, including the NCSLT Trusts and those Trusts that have not been consolidated.

	March 31, 2011			December 31, 2010			June 30, 2010			March 31, 2010
Trust Portfolio:	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3
Distribution by original loan amount	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	2.9	4.8	12.8	3.3	5.3	13.9	4.3	6.7	16.9	5.0	7.7	19.3
In repayment	20.2	22.8	36.4	19.7	22.2	35.6	18.5	20.5	33.1	17.7	19.3	31.0

Total by segment	23.1	27.6	49.2	23.0	27.5	49.5	22.8	27.2	50.0	22.7	27.0	50.3
Gross default rate(3)	10.4	21.3	52.2	10.4	20.8	51.5	9.7	19.6	48.8	10.7	19.7	48.3
Recovery rate(4)	36.3	32.1	22.1	40.0	40.0	40.0	40.0	40.0	40.0	40.0	40.0	40.0
Net default rate(5)	6.6	14.5	40.7	6.3	12.5	30.9	5.8	11.8	29.3	6.4	11.8	29.0
Prepayment rate(6)	6.6	4.7	2.9	6.6	4.7	2.8	6.9	4.9	3.1	6.7	4.8	3.1

(1)	Outstanding aggregate principal and capitalized interest balance as of the dates indicated.
(2)	Loans “not in repayment” include loans in deferment or basic forbearance status as of the dates indicated. We classify loans subject to alternative payment plans as “in repayment.”
(3)	Historical and projected defaults over the lives of the trusts as a percentage of original outstanding aggregate principal.
(4)	Historical and projected recoveries, net of historical and projected collections costs, as a percentage of historical and projected cumulative gross defaults.
(5)	Historical and projected defaults over the lives of the trusts less historical and projected recoveries, net of collection costs, as a percentage of original outstanding aggregate principal.
(6)	Amount presented is the weighted-average conditional prepayment rate (CPR) over the lives of the trusts. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

Discount Rate Assumptions

The following table identifies our discount rate assumptions and changes in the assumptions:

		Change in assumptions during the
	Assumptions	Quarter	Nine months
March 31, 2011:
Asset servicing fee receivables	16.0%	—%	—%
Additional structural advisory fee receivables:
GATE Trusts and the Trusts with projected residual cash flows	14.0	—	—
The Trusts with no projected residual cash flows	16.0	—	—
All other off-balance sheet VIEs	10.0	—	(4.0)
Residual receivables	10.0	—	(6.0)
March 31, 2010:
Asset servicing fee receivables	16.0%	—%	(1.0)%
Additional structural advisory fee receivables (all)	14.0	2.2	1.5
Residual receivables	16.0	—	(1.0)

Discount Rate—Asset Servicing Fees. In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on spreads on federally guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. Since September 30, 2009, we have used a discount rate of 16.0% for purposes of estimating the fair value of asset servicing fees, which are contingent upon residual distributions to the third-party owner of the Trust Certificate.

Discount Rate—Additional Structural Advisory Fees. At March 31, 2011, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the Trusts, both consolidated and not consolidated, for which there were supporting residual cash flows. For those Trusts for which no residual cash flows were projected, we used a discount rate of 16.0% because in those situations, the additional structural advisory fees were in a first-loss position. Due to the changes in our recovery rate assumptions at March 31, 2011, the number of Trusts we project to have no residual cash flows increased. As a result, we used a discount rate of 16.0% for a greater number of trusts in the third quarter of fiscal 2011 compared to prior periods. For all other off-balance sheet VIEs, we used a discount rate of 10.0%, unchanged from the prior period. Discount rates used for additional structural advisory fees reflect market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, as well as rates used in the much broader ABS market. We believe that for the GATE Trusts and the Trusts, a 2.0% differential is appropriate between receivables in a first-loss position, such as asset servicing fees, residuals and additional structural advisory fees with no supporting residual cash flows, when compared to additional structural advisory fees with supporting residual cash flows. For other off-balance sheet VIEs for which we are entitled to additional structural advisory fees, we maintained the discount rate at 10.0%, reflecting performance characteristics and our most recent estimates of the shorter weighted-average lives of those fees.

At March 31, 2010, we used a discount rate of 14.0%, up 2.2% from the prior quarter, and 1.5% from the beginning of fiscal 2010. Prior to the methodology enhancements we put in place in the third quarter of fiscal 2010, our projections indicated a shorter life for our additional structural advisory fees, and our discount rate was based on the 10-year U.S. Treasury Bond rate plus a risk premium (9.0% at June 30, 2009 and 8.0% at December 31, 2009). In determining the risk premium, we considered factors such as yields on B-rated instruments and the level of available cash flows from residual interests that support the additional structural advisory fees. The change from an index-based discount rate to a rate of 14.0% reflected the change in other cash flow assumptions that had the effect of lengthening the weighted-average life of the additional structural advisory fee receivables. Under the new assumptions, projected residual interest cash flows available to support additional structural advisory fees were reduced and the timing of cash received for additional structural advisory fees was delayed. The combination of these factors led us to conclude that the additional structural advisory fee receivables were more analogous to longer term financial instruments than 10-year debt issuances, and, therefore, a higher discount rate was appropriate.

Discount Rate—Residuals. In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on ABS market spreads on federally guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. At March 31, 2011, the only remaining residuals on our consolidated balance sheet are due from trusts dating from 2000 to 2004. Due to the seasoning of the trusts, applicable credit enhancements and the characteristics of the collateral held by these trusts, the weighted-average lives of fees due from these trusts are much shorter than that of our asset servicing fees, and as such, we reduced the discount rate for these trusts to 10.0% in the first quarter of fiscal 2011 and kept the rate unchanged during the second and third quarters of fiscal 2011.

At March 31, 2010, we used a discount rate of 16.0% for purposes of estimating the fair value of residuals receivables, which, as of that date, included residuals due from the three GATE Trusts that are now eliminated in consolidation. This discount rate was unchanged from the prior quarter but decreased 1.0% from the prior year end due to observed tightening of credit spreads during the period, and resulted in an increase in the estimated fair value of residuals during the nine months ended March 31, 2010.

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

During the third quarter of fiscal 2011, the forward LIBOR curve was relatively unchanged from the prior quarter, and had no material effect on the estimated fair value of service revenue receivables. For the nine months ended March 31, 2011, the forward LIBOR curve experienced an upward shift of approximately 50 to 65 basis points from June 30, 2010. Although the upward shift had no effect on the fair value of additional structural advisory fees due from off-balance sheet VIEs, it increased the projected cash flows due to us from consolidated VIEs for additional structural advisory fees. As a result, less cash flows were projected to be available to support the residuals held by the third-party owner of the Trust Certificate, which, in turn, resulted in a decrease in the estimated fair value of our asset serving fee receivables due to us.

During the third quarter of fiscal 2010, the forward LIBOR curve experienced an upward shift of approximately 75 to 100 basis points, resulting in an increase in the estimated fair value of our structural advisory fee receivables. This shift more than offset the tightening of the forward LIBOR curve, by approximately 20 to 50 basis points, experienced during the second quarter of fiscal 2010 and resulted in a net increase of $1.7 million in the estimated fair value of our structural advisory fee receivables for the first nine months of fiscal 2010.

Auction Rate Note Interest Rates. As a result of failed auctions and deterioration in the credit ratings of securitization trusts that issued auction rate notes, outstanding auction rate notes currently bear interest at a maximum spread over one-month LIBOR as specified in the applicable indentures. During fiscal 2010 and the first nine months of fiscal 2011, we have assumed that the notes would continue to bear interest at the contractual maximum spread.

(10) Long-term Borrowings

Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD, its operating subsidiaries, or the originating lenders or their assignees.

The following table provides additional information on long-term borrowings:

	March 31, 2011
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)	Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,536,411	+0.03 to 0.48%	Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48%	Quarterly
Subordinated notes	1,446,118	+0.32 to 1.35	Monthly
Senior and subordinated auction rate notes	114,550	+3.50 (2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	63,732	4.80 to 9.75	Monthly

Total long-term debt	$8,410,811

(1)	The averages of one-month LIBOR for the three and nine months ended March 31, 2011 were 0.26% and 0.27%, respectively. The averages of three-month LIBOR for the three and nine months ended March 31, 2011 were 0.29% and 0.34%, respectively.

(2)	Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indenture, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.
(3)	Interest-only securities had a combined notional value of $1.50 billion at March 31, 2011 and have varying maturity dates from April 2011 to October 2012.

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

(11) Fair Value of Financial Instruments

(a) Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

•	Cash equivalents include money market funds with available quoted market prices on active markets that we classify as Level 1 of the valuation hierarchy.

•	Investments available for sale are federal agency mortgage-backed securities that are marked to market using pricing from an independent third party and are classified as Level 2 in the hierarchy.

•

Participation account deposits and service revenue receivables do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At March 31, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. See Note 9, “Service Revenue Receivables and Related Income,” for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. At June 30, 2010, market prices were not available for education loans held for sale, and we estimated fair value using the net present value of expected future cash flows. These assets are classified within Level 3 of the valuation hierarchy.

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring and nonrecurring basis:

	March 31, 2011				June 30, 2010
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Recurring:
Cash equivalents	$176,299	$—	$—	$176,299	$216,050	$—	$—	$216,050
Investments available for sale	—	3,559	—	3,559	—	4,471	—	4,471
Deposits for participation interest accounts	—	—	8,505	8,505	—	—	—	—
Service revenue receivables	—	—	9,789	9,789	—	—	53,279	53,279
Non-recurring:
Education loans held for sale(1)	—	—	—	—	—	—	105,082	105,082

Total assets	$176,299	$3,559	$18,294	$198,152	$216,050	$4,471	$158,361	$378,882

(1)	Education loans held for sale were held by UFSB-SPV, which was deconsolidated on July 1, 2010 in connection with our adoption of ASU 2009-16 and ASU 2009-17.

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2011 and 2010. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, nor between Levels 1 and 2, for the periods presented.

	Three months ended March 31,
	2011				2010
	Fair value, January 1, 2011	Realized and unrealized gains (losses), recorded in non-interest revenues	Funding and settlements	Fair value, March 31, 2011	Fair value, January 1, 2010	Realized and unrealized gains, recorded in non-interest revenues	Settlements	Fair value, March 31, 2010
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$8,492	$13	$—	$8,505	$—	$—	$—	$—
Service revenue receivables	14,547	(4,726)	(32)	9,789	74,588	(22,033)	(382)	52,173

Total assets	$23,039	$(4,713)	$(32)	$18,294	$74,588	$(22,033)	$(382)	$52,173

	Nine months ended March 31,
	2011					2010
	Fair value, July 1, 2010	Change in accounting principle	Realized and unrealized gains, recorded in non-interest revenues	Funding and settlements	Fair value, March 31, 2011	Fair value, July 1, 2009	Realized and unrealized gains, recorded in non-interest revenues	Settlements	Fair value, March 31, 2010
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$28	$8,477	$8,505	$—	$—	$—	$—
Service revenue receivables	53,279	(38,692)	(4,338)	(460)	9,789	67,475	(14,873)	(429)	52,173

Total assets	$53,279	$(38,692)	$(4,310)	$8,017	$18,294	$67,475	$(14,873)	$(429)	$52,173

(b) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value in our consolidated balance sheet are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. We have elected not to apply the fair value provisions available under ASC 820, Fair Value Measurements and Disclosures, to these assets and liabilities. Disclosure of fair value estimates is not required for certain items, such as premises and equipment, intangible assets and income tax assets and liabilities.

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

The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in our balance sheet:

	March 31, 2011		June 30, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$7,134,944	$5,239,023	$391	$391
Long-term borrowings	8,410,811	5,771,687	—	—
Education loan warehouse facility	—	—	218,059	108,447

(12) Commitments and Contingencies

(a) Income Tax Matters

Massachusetts Appellate Tax Board Matters. We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) has taken alternative positions with FMD: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing. We cannot predict the timing or outcome of these matters, but an adverse outcome may have a material impact on our state tax liability not only for the taxable years at issue, but also for the taxable years 2007 through 2009. We believe we have recorded adequate reserves for these proceedings in our balance sheet for all of the potentially affected taxable years.

Internal Revenue Service Audit. As a result of the sale of the Trust Certificate, which was effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for taxable years 2007, 2008 and 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who claims and receives a tax refund of a specified magnitude. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of March 31, 2011, the IRS has not proposed any adjustments in connection with its audit.

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

(13) Segment Reporting

Operating results by segment were as follows:

	Three months ended March 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$557	$79,323	$9	$79,889	$605	$3,777	$4,382
Interest expense	(206)	(14,881)	—	(15,087)	(615)	(3,111)	(3,726)

Net interest income	351	64,442	9	64,802	(10)	666	656
Provision for loan losses	(10)	(73,745)	—	(73,755)	(152)	—	(152)

Net interest income (loss) after provision for loan losses	341	(9,303)	9	(8,953)	(162)	666	504
Non-interest revenues:
Asset servicing fees:
Fee income	170	—	—	170	2,133	—	2,133
Fee updates	(5,129)	—	—	(5,129)	(2,635)	—	(2,635)

Total asset servicing fees	(4,959)	—	—	(4,959)	(502)	—	(502)
Additional structural advisory fees and residuals—trust updates	(21,413)	—	21,646	233	(21,531)	—	(21,531)
Administrative and other fees	11,414	1,818	(2,368)	10,864	4,725	(164)	4,561

Total non-interest revenues	(14,958)	1,818	19,278	6,138	(17,308)	(164)	(17,472)

Total revenues	(14,617)	(7,485)	19,287	(2,815)	(17,470)	502	(16,968)
Non-interest expenses:
Compensation and benefits	11,615	—	—	11,615	8,594	—	8,594
General and administrative expenses	15,563	(9,724)	19,157	24,996	15,528	(442)	15,086
Losses on education loans held for sale	—	—	—	—	—	4,180	4,180

Total non-interest expenses	27,178	(9,724)	19,157	36,611	24,122	3,738	27,860

Income (loss) before other income and income taxes	(41,795)	2,239	130	(39,426)	(41,592)	(3,236)	(44,828)
Other income — gain from TERI settlement	—	18	—	18	—	—	—

Income (loss) before income taxes	(41,795)	2,257	130	(39,408)	(41,592)	(3,236)	(44,828)
Income tax expense (benefit)	(82)	—	—	(82)	(4,647)	302	(4,345)

Net income (loss)	$(41,713)	$2,257	$130	$(39,326)	$(36,945)	$(3,538)	$(40,483)

Net loss per basic and diluted share	$(0.41)	$0.02	$—	$(0.39)	$(0.37)	$(0.04)	$(0.41)
Basic and diluted weighted-average shares outstanding				100,834			99,248

	Nine months ended March 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$1,478	$251,346	$29	$252,853	$6,505	$11,813	$18,318
Interest expense	(823)	(48,974)	—	(49,797)	(2,219)	(9,502)	(11,721)

Net interest income	655	202,372	29	203,056	4,286	2,311	6,597
Provision for loan losses	(277)	(305,679)	—	(305,956)	(105)	—	(105)

Net interest income (loss) after provision for loan losses	378	(103,307)	29	(102,900)	4,181	2,311	6,492
Non-interest revenues:
Asset servicing fees:
Fee income	1,929	—	—	1,929	6,012	—	6,012
Fee updates	(6,165)	—	—	(6,165)	(2,272)	—	(2,272)

Total asset servicing fees	(4,236)	—	—	(4,236)	3,740	—	3,740
Additional structural advisory fees and residuals—trust updates	(16,654)	—	16,552	(102)	(18,613)	—	(18,613)
Administrative and other fees	20,199	2,393	(7,478)	15,114	15,588	(498)	15,090

Total non-interest revenues	(691)	2,393	9,074	10,776	715	(498)	217

Total revenues	(313)	(100,914)	9,103	(92,124)	4,896	1,813	6,709
Non-interest expenses:
Compensation and benefits	27,640	—	—	27,640	24,937	—	24,937
General and administrative expenses	40,088	17,083	9,538	66,709	45,516	111	45,627
Losses on education loans held for sale	—	—	—	—	63,573	75,221	138,794

Total non-interest expenses	67,728	17,083	9,538	94,349	134,026	75,332	209,358

Loss before other income and income taxes	(68,041)	(117,997)	(435)	(186,473)	(129,130)	(73,519)	(202,649)
Other income — gain from TERI settlement	8,112	42,587	—	50,699	—	—	—

Loss before income taxes	(59,929)	(75,410)	(435)	(135,774)	(129,130)	(73,519)	(202,649)
Income tax expense (benefit)	1,957	—	—	1,957	(27,666)	299	(27,367)

Net loss	$(61,886)	$(75,410)	$(435)	$(137,731)	$(101,464)	$(73,818)	$(175,282)

Net loss per basic and diluted share	$(0.61)	$(0.75)	$(0.01)	$(1.37)	$(1.02)	$(0.75)	$(1.77)
Basic and diluted weighted-average shares outstanding				100,809			99,232

	March 31, 2011
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
Assets:
Cash, cash equivalents and short-term investments	$278,709	$—	$—	$278,709
Restricted cash and investments	97,436	129,576	—	227,012
Education loans	—	7,135,334	(390)	7,134,944
Service revenue receivables	31,929	—	(22,140)	9,789
All other assets	83,296	108,931	(3,499)	188,728

Total assets	$491,370	$7,373,841	$(26,029)	$7,839,182

Liabilities:
Long-term borrowings	$—	$8,410,811	$—	$8,410,811
Other liabilities	217,334	28,716	(19,957)	226,093

Total liabilities	$217,334	$8,439,527	$(19,957)	$8,636,904

Total stockholders’ equity (deficit)	$274,036	$(1,065,686)	$(6,072)	$(797,722)

Our Education Financing segment includes all of our services to owners of education loans for program design, program support, loan origination, portfolio management, trust administration and asset servicing, including services provided to our Securitization Trusts segment, as well as the operations of our bank subsidiary, Union Federal. In addition, TMS is included in our Education Financing segment as of and for the three months ended March 31, 2011. The financial results of our Securitization Trusts segment relate to the 14 securitization trusts consolidated as a result of a change in accounting principle effective July 1, 2010, prospectively. The net deficit of entities included in our Securitization Trusts segment does not represent economic exposure to our stockholders. The trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its operating subsidiaries or any other securitization trust. Any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. The amounts presented in “Eliminations” for the three and nine months ended March 31, 2011 relate to income recognized by our Education Financing segment and the related expenses incurred by our Securitizations Trusts segment for services provided by our Education Financing segment, as well as the elimination of the residual interests held by our Education Financing segment in the GATE Trusts. The amounts presented in “Deconsolidation and Eliminations” for the three and nine months ended March 31, 2010 relate to the operating results of UFSB-SPV, deconsolidated effective July 1, 2010, and the related tax adjustments and intercompany eliminations recorded as a result of consolidating UFSB-SPV in prior periods. Such amounts are presented separately from our Education Financing segment to allow for comparability between periods. See Note 1, “Nature of Business,” for a more detailed description of our reporting segments.

(14) Net Interest Income

The following table reflects the components of net interest income:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$115	$148	$452	$437
Short-term investments and federal funds sold	63	74	212	127
Restricted cash and guaranteed investment contracts	171	—	341	—
Investments available for sale	43	74	141	268
Education loans held for sale	—	3,778	—	16,754
Education loans held to maturity	79,398	194	251,437	313
Mortgage loans held to maturity	99	114	270	419

Total interest income	79,889	4,382	252,853	18,318
Interest expense:
Time and savings account deposits	81	313	381	1,169
Money market account deposits	39	123	100	550
Education loan warehouse facility	—	3,110	—	9,501
Other interest-bearing liabilities	86	180	342	501
Long-term borrowings	14,881	—	48,974	—

Total interest expense	15,087	3,726	49,797	11,721

Net interest income	$64,802	$656	$203,056	$6,597

(15) General and Administrative Expenses

The following table reflects components of general and administrative expenses:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative expenses:
Third-party services	$6,377	$5,445	$17,779	$15,279
Depreciation and amortization	2,126	3,355	6,573	10,648
Occupancy and equipment	3,241	4,919	8,249	14,606
Servicer fees	6,312	199	18,745	729
Trust collection costs and other trust expenses	3,286	—	8,370	—
Other	3,654	1,168	6,993	4,365

Total	$24,996	$15,086	$66,709	$45,627

(16) Other Income — Gain from TERI Settlement

TERI is a private, not-for-profit Massachusetts organization. In its role as guarantor in the education lending market, TERI previously agreed to reimburse many of the securitization trusts we facilitated for unpaid principal and interest on defaulted education loans. As a result of the TERI Reorganization, the securitization trusts facilitated by us, including those consolidated in our financial results, have not been able to fully realize TERI’s guarantee obligations. Under the Modified Plan of Reorganization, which became effective in November 2010, general unsecured creditors of TERI, including us, are entitled to receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans held by a liquidating trust. In addition, FMD and certain subsidiaries entered into the Stipulation with TERI and the Creditors Committee that became effective in October 2010 that resolved all claims and controversies among the parties to the agreement, with the exception of a dispute relating to certain obligations and restrictions that we allege continue to apply to TERI with respect to a loan database that we provided to TERI in 2008.

In connection with the Stipulation and the Modified Plan of Reorganization, our Education Financing segment and our Securitization Trusts segment each recorded gains during the second and third quarters of fiscal 2011. These gains represented the forgiveness of notes payable and other liabilities, cash distributions from the liquidating trustee, and the transfer of assets to us in excess of our recorded receivables.

	Three months ended March 31,	Nine months ended March 31,
	Securitization Trusts/ Total	Education Financing	Securitization Trusts	Total
	(dollars in thousands)
Cash received in excess of recorded receivables	$5	$3,091	$30,834	$33,925
Reversal of recorded liabilities	13	5,021	11,753	16,774

Total other income — gain from TERI settlement	$18	$8,112	$42,587	$50,699

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

(17) Income Taxes

Income tax benefit for the third quarter of fiscal 2011 was $82 thousand, and total expense for the first nine months of fiscal 2011 was $2.0 million. The income tax benefit was $4.3 million for the third quarter of fiscal 2010 and $27.4 million for the first nine months of fiscal 2010. Due to enactment of the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) described below, we recorded an income tax benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer have any carrybacks to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of March 31, 2011, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating losses for the three and nine months ended March 31, 2011, and we recorded expense accruals related to unrecognized tax benefits.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2011. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Net unrecognized tax benefits were $30.9 million at March 31, 2011 and June 30, 2010. At March 31, 2011, we had $7.7 million accrued for interest and no amounts accrued for the payment of penalties. At June 30, 2010, we had $5.8 million accrued for interest and no amounts accrued for the payment of penalties.

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

(18) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(dollars and shares in thousands, except per share amounts)
Net loss	$(39,326)	$(40,483)	$(137,731)	$(175,282)
Net loss per common share:
Basic	$(0.39)	$(0.41)	$(1.37)	$(1.77)
Diluted	(0.39)	(0.41)	(1.37)	(1.77)
Weighted-average shares outstanding:
Basic	100,834	99,248	100,809	99,232
Diluted	100,834	99,248	100,809	99,232

Anti-dilutive common stock equivalents	9,141	8,879	9,017	8,878

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

(19) Union Federal Regulatory Matters

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $12.5 million at March 31, 2011.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	March 31, 2011	June 30, 2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	104.6%	124.8%
Total risk-based capital	8.0	10.0	105.9	125.5
Tier 1 (core) capital	4.0	5.0	17.2	27.9

As of March 31, 2011 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this quarterly report.

Part II. Other Information

Item 1.	Legal Proceedings.

Massachusetts Appellate Tax Board Matters. We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner has taken alternative positions with FMD: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing. We cannot predict the timing or outcome of these matters, but an adverse outcome may have a material impact on our state tax liability not only for the taxable years at issue, but also for the taxable years 2007 through 2009.

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

TERI Database Dispute. FMD is engaged in a contract interpretation dispute with TERI, which we refer to as the Database Dispute. The Database Dispute, which arose in the context of the TERI Reorganization, relates to certain obligations and restrictions that we allege apply to TERI with respect to a database of historical education loan data. The Database Dispute was the subject of an order, or the Database Order, entered by the Bankruptcy Court on December 14, 2010. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend restrictions applicable to TERI beyond two years following the termination of the parties’ database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. On December 23, 2010, FMD filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the U.S. District Court for the District of Massachusetts. A hearing on the matter (Civil Action No. 11-10241 (DPW)), which FMD briefed in March 2011, has been scheduled for June 1, 2011.

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those outlined above, that would have a material adverse impact to our operations or financial condition.

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

We have updated the risk factors described in this Item 1A to reflect financial and operational information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in our Annual Report for the fiscal year ended June 30, 2010:

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

•

TERI’s rejection of its guaranty agreements in the context of the Modified Plan of Reorganization could result in litigation against us by former clients for breach of contractual obligations, which could adversely affect our business, reputation and financial results. (Note: this risk factor was originally titled “The TERI Reorganization could adversely affect our cash flows from the securitization trusts.”)

•

Our potential recovery from TERI’s bankruptcy estate on our general unsecured claim is uncertain. (Note: this risk factor was originally titled “Our claims against TERI will not be settled by the Modified Plan of Reorganization, and our potential recovery from TERI’s bankruptcy estate on our general unsecured claim has been eroded by the costs and pace of the reorganization proceeding.”)

•

We may become subject to additional state registration or licensing requirements. If we determine that we are subject to additional state registration or licensing requirements, our compliance costs could increase significantly and other adverse consequences may result.

In addition, we added risk factors entitled:

•	We may be unable to integrate our operations successfully and realize all of the anticipated benefits of our acquisition of TMS.

•

A significant portion of our acquisition of TMS includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management and asset servicing. In August 2009, we completed the development of our Monogram platform, which incorporates refinements to our origination process, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. Starting January 1, 2011, we began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS.

We have limited experience with our Monogram platform, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty. We are uncertain of the extent to which the market will accept our Monogram platform, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. We have signed two loan program agreements and fully deployed the product to two clients. We are uncertain of the volume of education loans to be generated by our two clients, or any additional clients, in the future. Successful sales of our services, including our Monogram platform and TMS services, will be critical to growing and diversifying our revenues and client base in the future.

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

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate substantial loan volumes beyond what we have originated to date in order to return to profitability. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or income with respect to our Monogram platform generally or a specific lender’s Monogram-based loan program. In addition, education loan programs are subject to seasonal trends. The volume of education loan applications typically increases with the approach of tuition payment dates, and we have historically processed the greatest application volume during the summer months. This seasonality of education loan originations will likely impact the timing and size of fees that we earn in the remainder of fiscal 2011.

The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenue and results of operations may be adversely affected.

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

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s program to market education loans continues to grow, or if Sallie Mae or Nelnet, Inc. seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, Nelnet, Inc. and Higher One Payments, Inc. compete directly with TMS.

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

As a result of capital market dislocations that began during the second quarter of fiscal 2008, continued through fiscal 2009 and fiscal 2010 and, to a lesser extent, persisted in fiscal 2011, as well as the TERI Reorganization, we have not completed a securitization transaction since September 2007. In addition, high unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated value of our service revenue receivables. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

If our clients do not actively or successfully market and fund education loans, our business will be adversely affected.

We have in the past relied on, and will continue to rely in part, on our clients to market and fund education loans to borrowers. If our clients do not devote sufficient time and resources to their marketing efforts or are not successful in these efforts, then we may not reach the full potential of our capacity for facilitated loan volume and our business will be adversely affected.

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

On November 2, 2010, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. In general, the contractual restrictions limited TERI to using or disclosing the loan database in connection with education loan guaranty programs offered and guaranteed by TERI. On December 14, 2010, following the confirmation and effectiveness of the Modified Plan of Reorganization, the Bankruptcy Court issued the Database Order in response to TERI’s motion. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend the contractual restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. We do not agree with the Database Order and are contesting it. We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided in 2008. In December 2010, we filed an appeal to the Database Order in federal district court, which we briefed in March 2011. The hearing has been scheduled on the matter on June 1, 2011. If our appeal is unsuccessful or if we are not otherwise successful in preventing TERI from selling, licensing or transferring the database, the competitive advantage of our loan database could diminish.

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

As of March 31, 2011, the Pennsylvania Higher Education Assistance Agency, or PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administer and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. We periodically review the costs associated with establishing servicing operations to service loans. We continue to believe that ownership of a loan servicer could complement our overall strategy and reduce our reliance on an external service provider for loan servicing, which subjects us to risks associated with inadequate or untimely services, including notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fee, asset servicing fee and residual receivables. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the applicant and borrower information that we process in connection with education loans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we were to experience a data security breach, or if we or the securitization trusts that we administer were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our client lenders and loss of business for us.

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of our acquisition of TMS.

Our acquisition of TMS is a significant transaction for us. The acquisition price was $47.0 million in cash. We have made several assumptions regarding cost and revenue synergies in connection with the acquisition, many of which are dependent upon how successful we are in integrating operations of TMS. The difficulties of integrating TMS’ operations include, among other things:

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

We have no further financial obligation with respect to our additional structural advisory fees or residuals in the securitization trusts we facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service revenue receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated, if actual performance differs from our assumptions at March 31, 2011. As of March 31, 2011, we expected to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction, consistent with our expectations at June 30, 2010.

Because there are no quoted market prices for our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. Our key assumptions to estimate fair value include, as applicable: discount rates, which we use to calculate the present fair value of our future cash flows; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time, and expected auction rates, if applicable; the expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as forbearance programs and alternative payment plans, the expected amount and timing of recoveries of defaulted education loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators and our historical experience to predict default, recovery and prepayment rates, management’s ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

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

The presentation of our consolidated financial statements beginning with the first quarter of fiscal 2011 differs significantly from the presentations included in prior periodic reports. Historically, each of the securitization trusts created after January 31, 2003 met the criteria to be a QSPE as defined by ASC 860-40. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. In addition, the securitization trusts created prior to January 31, 2003 in which we hold a variable interest that could have resulted in us being considered the primary beneficiary of such trust, were amended in order for them to be considered QSPEs. Effective July 1, 2010 we adopted ASU 2009-16 and ASU 2009-17, which eliminated the exemption from consolidation afforded to QSPEs and changed the criteria for determining the party considered to be a primary beneficiary.

Effective July 1, 2010, we consolidated 14 securitization trusts that we previously facilitated, and we deconsolidated UFSB-SPV. As a result, on the date of adoption, we recorded a net increase in total assets and total liabilities of approximately $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of approximately $880.1 million. We adjusted our opening retained earnings by $990.3 million for the net deficit of the consolidated securitization trusts, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including private education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees from other off-balance sheet VIEs that were not consolidated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation,” included in Part I of this quarterly report for additional details regarding our adoption of ASU 2009-16 and ASU 2009-17.

ASU 2009-17 requires us to make additional judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices. Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment. Moreover, we are required to continuously reassess whether consolidation or deconsolidation of a

VIE is appropriate, as opposed to the trigger-based assessment allowed under previous guidance. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with additional unconsolidated VIEs for which we perform services related to default prevention and portfolio management. We have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of our VIEs, any decision to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Changes in our determinations to consolidate or deconsolidate VIEs may also lead to increased volatility in our financial results and make comparisons of results between time periods challenging. See Note 4, “Consolidation—Reassessment of Consolidation of VIEs,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The accounting for these matters is new and complex, particularly in light of our sale of the Trust Certificate to an unrelated third party. We have determined that it was necessary to correct the financial statement presentation in our quarterly reports for the quarters ended September 30, 2010 and December 31, 2010 with respect to non-controlling interest accounting. We may be required to adjust our financial statement presentation in the future as a result of new accounting standards or changes to current accounting standards.

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

In addition, in September 2007, we filed a petition with the ATB seeking a refund of state tax for our tax year ended June 30, 2004, all of which tax had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s tax years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our tax years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the year ended June 30, 2004 are valid, then we would be entitled to a refund of approximately $1.1 million in tax for the same fiscal year. In April 2011, there was an evidentiary hearing for these matters before the ATB. We cannot predict the timing or outcome of these matters at this time, and an adverse outcome may have a material impact on our state tax liability not only for the tax years at issue, but also for fiscal years 2007 through 2009, which could materially adversely affect our liquidity. For more information, see Note 17, “Income Taxes,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

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

Education loans held by us and the securitization trusts facilitated by us typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which in turn, could cause an increase in delinquency and default rates for outstanding education loans, as well as increased use of basic forbearance or alternative payment plans. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. Other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates or such use. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments. If the prepayment or default rates increase for the education loans held by us, the securitization trusts that we facilitated or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and releases of deposits from participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of our common stock and could cause future portfolio funding transactions to be less profitable for us. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

We may require additional funds for our products, operating expenses, including expenditures relating to TMS, credit enhancement for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through education loan asset-backed securitizations. The securitization market, although more accessible than during the height of the financial crisis, continues to be available only on terms that are not acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of March 31, 2011, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient to provide amounts that we may determine to be necessary or appropriate to contribute to prospective clients related to new programs. Insufficient funds could require us to delay, scale back or eliminate certain of our products, curtail or delay plans for TMS, or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 19, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of our acquisition of TMS includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

We acquired $27.6 million of intangible assets and $22.2 million of goodwill related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved.

Our financial and operational results are subject to seasonality.

The financial and operational results of our Education Financing segment are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire school year. This seasonality of education loan originations has historically impacted the timing and size of securitization transactions, the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to process the higher origination activity. In addition, we expect seasonality with regard to TMS’ financial and operational results, with expenses generally increasing from March to July as we hire temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year.

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

If our inability to access the ABS market on acceptable terms continues, our revenues may continue to be adversely impacted, and we may continue to generate net losses, which would further erode our liquidity position.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of loan programs based on our Monogram platform offering.

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings, such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform and entered into loan program agreements with two lender clients pursuant to which we expect to generate ongoing monthly revenue through the maturity of the Monogram-based program loans. Deployment of this platform has been limited, however, and we will need to gain widespread market acceptance of our Monogram platform among both lenders and borrowers in order to improve our long-term financial condition, results of operations and cash flows.

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

New or continuing dislocations in the capital markets, reductions in the valuations of our service revenue receivables and the size, structure or economic terms of our future capital markets transactions, if any, could increase the variability of our operating results on a quarterly basis. We expect the structure and pricing terms in near-term future transactions, if any, to be less favorable than in the past.

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

Risks Related to the TERI Reorganization

TERI’s rejection of its guaranty agreements in the context of the Modified Plan of Reorganization could result in litigation against us by former clients for breach of contractual obligations, which could adversely affect our business, reputation and financial results.

Prior to the TERI Reorganization, TERI had historically been the exclusive provider of borrower default guarantees for our clients’ education loans. Under the terms of our past purchase agreements with lender clients, we generally have an obligation to use our best efforts to facilitate the purchase of a client’s TERI-guaranteed loans during a specified loan purchase period. Under the Modified Plan of Reorganization, which became effective during the second quarter of fiscal 2011, TERI rejected the guaranty agreements. In general, the termination of the TERI guaranty agreements terminated our purchase obligations under the purchase agreements. We may be subject to claims, however, that we breached our contractual obligations under our past purchase agreements, which could adversely affect our business reputation. In addition, our financial results would be adversely affected if we were required to defend or pay damages in connection with any such claim.

Our potential recovery from TERI’s bankruptcy estate on our general unsecured claim is uncertain.

Notwithstanding the allowance of our unsecured claim in the aggregate amount of $28.1 million pursuant to the Stipulation, the amount of our ultimate recovery from TERI’s bankruptcy estate in respect of our claims is difficult to estimate. The compensation and other operating expenses of TERI, together with the expenses of its professional advisors and those of the Creditors Committee, during the course of the reorganization proceeding consumed a significant portion of TERI’s unrestricted cash. As a result, general unsecured creditors of TERI received only a small portion of their claims in cash shortly following the effective date of the Modified Plan of Reorganization. The larger portion of their respective distributions under the plan will only be received by creditors based on the level of recoveries on defaulted loans transferred to the liquidating trust. Those recoveries are expected to be collected over many years, and the recovery rate will depend on the experience and skill of the party or parties managing collections with respect to such loans. Under the Modified Plan of Reorganization, reorganized TERI manages collections with respect to the portion of such loans for which TERI was managing collections prior to the effective date. As of the effective date of the Modified Plan of Reorganization, we were managing collections on behalf of the liquidating trust with regard to the remainder of such loans. We have been asked by the liquidating trustee to continue providing such services until May 31, 2011.

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

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or CFPB, as an independent agency within the Federal Reserve to regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. The CFPB will come into existence on July 21, 2011. These laws may directly impact our business operations. The potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes an education loan ombudsman within the CFPB, which would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers. Finally, the Dodd-Frank Act requires the CFPB and the Secretary of Education, in consultation with Federal Trade Commission, or FTC, commissioners and the U.S. Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of matters relating to the education lending market, including education loan lenders.

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations and loan arrangers. Some of these statutes are drafted or interpreted to cover a broad scope of activities. Our subsidiary FMER has been approved for licenses in Massachusetts, New Jersey, Pennsylvania and Texas and our subsidiary TMS has submitted license applications or registrations and/or received licenses or registrations as a credit services organization and/or collection agency in approximately 15 states. As the integration of TMS continues, we may determine that we need to submit additional license applications in other states. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may be subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. In particular, the Dodd-Frank Act weakens federal pre-emption of state regulations currently enjoyed by federal savings associations and their operating subsidiaries, such as Union Federal and its operating subsidiary, FM Loan Origination Services, LLC, or FMLOS. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

Absent a change in federal law, either by judicial interpretation or legislation, including as discussed above, to the extent that our services are conducted through Union Federal, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders, credit services organizations or loan arrangers will be asserted. However, the Dodd-Frank Act weakens federal pre-emption of state regulations currently enjoyed by federal savings and loan holding companies and their operating subsidiaries, such as Union Federal and FMLOS. Specifically, the Dodd-Frank Act eliminates for operating subsidiaries of federal banks the pre-emption of state licensing requirements. In addition, we may now be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal pre-emption. We cannot assure you that we will be successful in obtaining additional state licenses or registrations in a timely manner, or at all. If we determine that additional state registrations or licenses are necessary, we may be required to delay or restructure our activities in a manner that will not subject us to such licensing or registration requirements.

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

Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our business reputation and ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws. In such event, the value of our residual interests, additional structural advisory fees or asset servicing fees could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

A recent Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the performance of the securitization trusts, the key assumptions we use to estimate the fair value of our service revenue receivables, and/or the competiveness of our Monogram platform.

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

In April 2010, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for all education loans. If enacted as initially proposed, both bills would apply retroactively to education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. Although these bills were not enacted in the last Congress, if similar bills are introduced and enacted this Congress, such legislation could adversely affect the performance of the securitization trusts and the key assumptions we used, including recovery assumptions, to estimate the fair value of our service revenue receivables. In addition, these bills, if enacted, may restrict the availability of capital to fund education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Education loans made between July 1, 1994 and July 1, 2010 would be eligible for such a swap. Borrowers could not be more than 90 days delinquent on their education loans in order to qualify. Although these bills were not enacted in the last Congress, if similar bills are introduced and enacted in this Congress, borrowers with loans in the securitization trusts could exchange their education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, the bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our service revenue receivables.

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

•	Changes in demand for our product and service offerings or in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at Union Federal or us;

•	Unfavorable outcomes in litigation or proceedings in which we are involved;

•	Adverse rating agency actions with respect to the securitization trusts that we facilitated;

•	Our adoption of ASU 2009-16 and ASU 2009-17 and their effects on our reported financial condition and results of operations, including future determinations to consolidate or deconsolidate VIEs;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of our common stock or other strategic investments involving us; or

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

Our directors and executive officers, and entities affiliated with them, owned approximately 22% of the outstanding shares of our common stock as of March 31, 2011, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,136,367 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended March 31, 2011 regarding shares of our common stock that were repurchased under a repurchase plan authorized by our Board of Directors in April 2007, or the 2007 Stock Repurchase Plan, and our 2003 stock incentive plan, or the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
			(shares in thousands)
2007 Stock Repurchase Plan(1):
Balance, beginning of period:				8,831
January 1 - 31, 2011	—	—	—	8,831
February 1 - 28, 2011	—	—	—	8,831
March 1 - 31, 2011	—	—	—	8,831

Total 2007 Stock Repurchase Plan	—	—	—	8,831
Other(2) :
Balance, beginning of period:	14	$2.32		N/A
January 1 - 31, 2011	—	—	—	N/A
February 1 - 28, 2011	—	—	—	N/A
March 1 - 31, 2011	2	2.15	—	N/A

Total Other	16	2.29	—	N/A

Total Purchases of Equity Securities	16	2.29	—

(1)	Our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock under the 2007 Stock Repurchase Plan. The 10,000,000 shares authorized for repurchase included 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. Future repurchases pursuant to the 2007 Stock Repurchase Plan may require regulatory approval. The 2007 Stock Repurchase Plan was approved by our Board of Directors on April 24, 2007 and has no expiration date.
(2)	Pursuant to our 2003 Plan, we withhold shares of common stock in connection with tax withholding obligations upon vesting of restricted stock units. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: May 16, 2011	By:	/s/ KENNETH KLIPPER
Kenneth Klipper Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1[1]	Static pool data as of March 31, 2011

99.2[1]	Supplemental presentation dated March 31, 2011

(1)	Incorporated by reference to exhibits to the registrant’s current report on Form 8-K filed with the SEC on May 10, 2011