Form 10-K
period 2011-06-30
FIRST MARBLEHEAD CORP
filed 2011-09-08
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-31825

THE FIRST MARBLEHEAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3295311 (I.R.S. Employer Identification No.)

The Prudential Tower 800 Boylston Street, 34th Floor Boston, Massachusetts (Address of principal executive offices)	02199-8157 (Zip Code)

Registrant’s telephone number, including area code: (800) 895-4283

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held on December 31, 2010 by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $136,749,292 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2010. For the purposes of the immediately preceding sentence, the term “affiliate” refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2010 and ownership excludes shares issuable upon vesting of restricted stock units and exercise of outstanding stock options, as well as shares of preferred stock convertible into 8,846,733 shares of our common stock.

Number of shares of the registrant’s common stock outstanding as of September 7, 2011: 101,327,809.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2011. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers of the Registrant” and “Code of Ethics” in Part I of this annual report, respectively) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2011

FIRSTMARBLEHEAD, MONOGRAM and PREPGATE are registered trademarks of The First Marblehead Corporation. BORROWSMART is a registered trademark of Tuition Management Systems LLC. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected trust or loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of this annual report, and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 8, 2011.

PART I

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation, its subsidiaries and consolidated variable interest entities, or VIEs, on a consolidated basis. We use the terms “First Marblehead” and “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2011 as “fiscal 2011.”

Item 1.	Business

We offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. We partner with lenders to design and service school-certified loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a stand-alone, fee-for-service basis.

As of January 1, 2011, we began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS is one of the largest U.S. providers of such services, operating in 48 states and serving over 700 schools. TMS provides students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options. We acquired TMS, formerly a division of KeyBank National Association, which we refer to as KeyBank, on December 31, 2010.

Our bank subsidiary, Union Federal Savings Bank, which we refer to as Union Federal, offers residential and commercial mortgage loans and retail savings, money market and time deposit products. On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE® Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011.

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. NC Residuals Owners Trust held our residual interests in certain of the securitization trusts that we facilitated, which we refer to as the Trusts. We sold the Trust Certificate in fiscal 2009.

General Developments

During fiscal 2009, fiscal 2010 and fiscal 2011, we implemented changes to our business model in order to address dislocations in the capital markets and the education lending industry. Since the beginning of fiscal 2009, we have made major changes in senior management, redesigned our service offerings, significantly reduced operating expenses and taken measures to reduce the risk on our balance sheet through the sale of education loans and the Trust Certificate. We made substantial progress in improving our financial condition and competitive position during fiscal 2010, and our progress continued in fiscal 2011, including the launch of Monogram-based programs for three lenders, including Union Federal, and our acquisition of TMS.

We have summarized below certain developments in our business that occurred during fiscal 2011:

•	In the first quarter of fiscal 2011, we disbursed the first loans based on our Monogram platform.

•

In October 2010, we received a federal income tax refund of $45.1 million. This refund included $21.2 million attributable to our bank subsidiary, Union Federal, which was distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the U.S. Office of Thrift Supervision, or OTS, Union Federal’s regulator at that time, approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid in full to FMD in November 2010.

•

In October 2010, the U.S. Bankruptcy Court for the District of Massachusetts, or the Bankruptcy Court, granted a stipulation, which we refer to as the Stipulation, among The Education Resources Institute, Inc., or TERI, the Official Committee of Unsecured Creditors of TERI, which we refer to as the Creditors Committee, FMD and its subsidiaries First Marblehead Education Resources, Inc., or FMER, and First Marblehead Data Services, Inc., or FMDS. TERI, which provided a default repayment guaranty on education loans held by the Trusts, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in April 2008. The Stipulation settled certain claims of FMD, FMER and FMDS against TERI’s bankruptcy estate.

•

In November 2010, the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010, which we refer to as the Modified Plan of Reorganization, became effective. Our Securitization Trusts segment recognized gains of $42.6 million during the second quarter of fiscal 2011 pursuant to the Modified Plan of Reorganization. Our Education Financing segment recognized gains of $8.1 million during the second quarter of fiscal 2011 pursuant to the Stipulation and the Modified Plan of Reorganization.

•

In December 2010, we completed our acquisition of the assets, liabilities and operations of TMS from KeyBank for $47.0 million. See Note 5, “Acquisition of TMS,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

In the third quarter of fiscal 2011, we completed our previously announced review of strategic alternatives for Union Federal. After an analysis of a broad range of alternatives by a special committee of independent directors and FMD’s financial and legal advisors, we decided to retain our ownership of Union Federal. We believe our acquisition of TMS, along with our ability to implement our own education loan programs (subject to regulatory constraints) based on our Monogram platform creates potential synergies with Union Federal.

•

On June 30, 2011, TMS sold a portfolio of contracts with 377 low-cost, predominately faith-based, K-12 schools to Nelnet Business Solutions, Inc. (d/b/a FACTS Management Company), which we refer to as FACTS Management, for a purchase price up to $6.9 million. Of the purchase price, $1.5 million is subject to escrow until May 2012 based on post-closing performance conditions.

•

On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011.

In addition, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. Of the 14 consolidated securitization trusts, 11 are Trusts and three are securitization trusts that purchased private education loans that were, with limited exceptions, not TERI-guaranteed. We refer to the consolidated Trusts as the NCSLT Trusts, and the other consolidated trusts as the GATE Trusts, throughout this annual report.

Following the consolidation of the NCSLT Trusts and the GATE Trusts, we began reporting two lines of business for segment reporting purposes. The results for our Education Financing segment include results derived from our Monogram platform, the operations of TMS and Union Federal, and our portfolio management, asset servicing and trust administration activities. The results of our Education Financing segment are generally comparable to the financial results of FMD and its subsidiaries prior to the consolidation of the NCSLT Trusts and the GATE Trusts, except that our Education Financing segment does not include the results of UFSB-SPV after July 1, 2010. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as Securitization Trusts throughout this annual report. The administration of these trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

For information about our financial results, see “Selected Financial Data,” included in Item 6 of this annual report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this annual report.

Education Financing

Overview

Our business is focused on private education loan programs for K-12, undergraduate and graduate students in the United States, as well as tuition planning, tuition billing and payment technology services. Education loans are funded by private sector lenders and are not guaranteed by the U.S. government. They are intended to be used by borrowers who have first utilized other sources of education funding, including family savings, scholarships, grants and federal and state loans. For the 2009-2010 academic year, we believe that there was a “funding gap” in post-secondary education in the United States of approximately $141 billion between the costs of attendance and these sources of education funding, based on information from the National Center for Education Statistics and The College Board. We believe that enrollment in post-secondary education institutions will continue to increase over the next several years, as will costs of attendance. We also believe that education loan products will continue to be necessary for students and their families after applying family savings, and exhausting all available scholarships, grants and federal and state loans.

The lifecycle of an education loan, which can be over 20 years long, consists of a series of processes, many of which are highly regulated, and involves many distinct parties. As a result, the activities associated with designing, implementing, financing and administering education loan programs are complex, resource intensive and costly. We offer specialized knowledge, experience and capabilities to assist clients in participating in the education loan market. Our service offerings are intended to serve a range of potential client needs throughout the life-cycle of an education loan. For example, we can assist clients in developing all aspects of an education loan program based on our Monogram platform, or we can provide tailored loan origination, portfolio management and other services to meet specific needs. In addition, through our TMS subsidiary, we provide students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options.

Our clients in the past have typically been lenders that desired to supplement their existing federal education loan or other consumer lending programs with a private education loan offering. In response to legislative changes that eliminated the Federal Family Education Loan Program, or FFELP, as of July 2010, many lenders have re-evaluated their business strategies related to education lending. We believe that these legislative changes as well as general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, including education loans, have contributed to an overall reluctance by many lenders to focus on their education lending business segments. As a result, we believe that there is significant unmet demand for education loans and generally less competition in addressing that demand. As market conditions for other consumer finance segments improve, we believe that more lenders will focus on education lending and consider education loans as part of an array of consumer lending products offered to their customers. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to successfully finance education loans generated through our Monogram platform through capital markets transactions.

Our near-term financial performance and future growth depend, in large part, on our ability to successfully market our Monogram platform and TMS services while transitioning from our prior business model (see “—Prior Business Model” below) to more fee-based revenue and growing our client base.

New Business Model

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings, such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating education loans under our Monogram-based loan program agreements with two lenders and began offering tuition planning, tuition billing and payment technology services through TMS. On June 30, 2011, we launched two Monogram-based loan programs through our subsidiary Union Federal and began accepting applications under these programs on July 1, 2011.

Our Monogram platform integrates our program design, marketing support, loan origination and portfolio management service offerings. We enable lenders to offer consumers education loans with competitive terms and clear pricing alternatives, but which are also structured to offer product options to qualified applicants based on their credit profiles. Specifically, a client can customize the range of loan terms offered to their qualified applicants, such as repayment options, repayment terms and borrower pricing.

The product can be structured to offer lenders a “make and hold” or “make and sell” loan program. In “make and hold” loan programs, lenders finance the education loans on their balance sheet and generally intend to hold the loans through scheduled repayment, prepayment or default. In “make and sell” loan programs, lenders intend to hold the education loans on their balance sheet for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods and an increased percentage of borrowers making payments while in school, in each case when compared to loan products we previously facilitated, as well as high cosigner participation rates.

We designed our Monogram platform to generate recurring revenue with less dependence on the securitization market and third-party credit enhancements. In connection with our Monogram platform, we have invested, and may continue to invest, specified amounts of capital as a credit enhancement feature to various lenders’ loan programs. The amount of any contribution offered to a particular lender would be determined by the anticipated size of the lender’s program, the underwriting guidelines of the program and the particular terms of our business relationship with the lender. We believe this approach may provide lenders with increased confidence that we are committed to the quality of our new proprietary scoring models and risk mitigation and pricing strategies. In connection with our initial three lenders’ Monogram-based loan programs, we have provided capital commitments to fund participation accounts or loss reserve accounts to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our capital commitments and agreed to provide periodic supplemental deposits, up to specified limits, during the terms of our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayment, or if actual loan volumes or default experience is less than reflected in our funded amounts, we would be eligible to receive periodic releases of funds. The timing and amount of release are uncertain and vary among the lenders, and, in the case of Union Federal, may be subject to regulatory approval.

As part of our Monogram platform, we monitor the performance of loan accounts after origination and tailor risk mitigation strategies according to the performance patterns of those accounts. We have built a flexible infrastructure to support our portfolio management strategy, which requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies and us. Finally, we provide extensive customer service to each client, including ongoing analysis and comprehensive reporting of loan performance data.

We believe that our acquisition of TMS is in line with our new business model. Not only should TMS serve as a source of significant recurring revenues, but we believe that the size and quality of its customer base provides an opportunity to expand our school relationships and offer diversified products and services that complement our education finance and loan processing capabilities, including K-12 loan programs. Through BorrowSmart®, TMS works with students and their families to develop sustainable, low cost tuition payment strategies. TMS also enables educational institutions to deliver affordability planning and counseling services to their students, and offers to institutions customer communication management, billing solutions, payment processing solutions and certain risk management services.

Monogram Platform

We offer the following as part of a fully integrated suite of services through our Monogram platform, or as stand-alone tailored outsourcing services for our clients:

Program Design

Lenders face an array of choices in attempting to satisfy their strategic and financial goals, as well as the needs of their borrowers. We help lender clients design their education loan programs. While we do not currently charge a separate fee for our loan program design services, our ability to earn revenue is dependent on service fees we earn through loan origination and subsequent loan portfolio management services that we may provide pursuant to the program design.

Our design approach begins with a standard set of pricing options, legal agreements and third-party relationships. We customize each program for our lender clients in order to satisfy their particular needs. Although we assist lenders in selecting the underwriting criteria to be used in their loan programs, each lender has ultimate control over, and responsibility for, the selection of their underwriting criteria, and we are obligated to comply with the lender’s criteria.

In designing education loan programs, the factors that lenders generally consider include:

•	Borrower creditworthiness and eligibility criteria;

•	Loan limits, including minimum and maximum loan amounts on both an annual and aggregate basis;

•	Interest rates, including the frequency and method of adjustment;

•	Amount of fees charged to the borrower, including origination, guaranty and late fees;

•	Repayment terms, including maximum repayment term, minimum monthly payment amounts, rate reduction incentive programs and deferment and forbearance options;

•	Appropriate loss reserve levels to ensure repayment of defaulted principal and interest payments;

•	Loan servicing, default management and collection arrangements;

•	Asset financing or loan disposition alternatives; and

•	Legal compliance with numerous federal laws and regulations as well as numerous state laws that replicate and, in some cases, expand upon, the requirements of federal laws.

Marketing Support

In creating their loan marketing programs, lenders face choices in the channels and media available to them to reach potential borrowers, including financial aid offices, online advertising, direct mail campaigns, e-mail campaigns, telemarketing and print, radio and television advertising. Historically, we provided marketing support services to our lender clients on a cost-reimbursement basis because we benefited from the higher volume of loans processed as a result of these marketing efforts. As part of our Monogram platform and future outsourcing arrangements with lender clients, we expect that marketing support services will be provided for a fee based on loan volume disbursed, depending on the level of services provided to each client. With our focus on school-certified loan programs, we also believe that financial aid offices and other school contacts will be an important distribution channel. In fiscal 2011, we expanded our national sales team to provide sales and school relationship management in support of loan programs based on our Monogram platform, and we believe that TMS’ relationships with educational institutions and potential borrowers will otherwise complement our distribution strategy.

Loan Origination

As part of our Monogram platform, we offer loan origination services for a fee based on either loan volume disbursed or applications processed, depending on the particular terms of the lender client’s contract. We have developed proprietary processing platforms, applications and infrastructure, supplemented by customized vendor solutions, for use in providing loan processing services.

Prospective and current students and their families confront a complicated process in applying for financial aid. Because education loans are often used to bridge the gap between the cost of attending an educational institution and available funds, many borrowers must navigate multiple application processes. In order to respond to borrowers’ questions about these processes, lenders and educational institutions must either invest in an appropriate infrastructure or outsource these services. We provide online resources and a staff of customer service personnel who understand the terms of our clients’ education loan programs and the financial aid process as a whole. In addition to a customer service function, we can provide personnel to respond to requests for loan materials and loan applications.

In performing our loan origination services, we are required to comply with applicable laws and regulations relating to loan documentation, disclosure and processing, including consumer protection disclosures. The lenders with which we work generally assume responsibility for compliance with federal and state laws regarding the forms of loan documentation and disclosure, and we are generally responsible for populating such forms in accordance with the program guidelines. We are also responsible for maintaining processes and systems that properly execute the lenders’ origination requirements and administer their credit agreement templates and required disclosures. In addition, we may deliver each lender’s privacy policy, and prepare and deliver disclosures required by the Truth-in-Lending Act, or TILA, as well as various state law disclosures, to borrowers.

Once an applicant submits an application for processing, our customized credit decision software applies parameters that have been configured for each lender client’s specific program, and analyzes, often within seconds, the submitted application. This analysis results in a credit decision and also governs the loan terms offered by the lender client, aligning product options made available to qualified applicants with their credit risk. Once a loan application is complete, we communicate an initial determination to the applicant(s), including through e-mail, informing him or her whether the application has passed the credit check, been rejected or is in review. Once a loan application passes the credit check, and the applicant has selected his or her loan terms from the available options, we generate a credit agreement, a legal contract between the applicant, cosigner, if any, and lender which contains the terms and conditions of the loan, for the applicant based on lender-specific templates. We refer to the education loan at this point in the process as having been “configured.” Although the lender is committed to making the loan on the configured terms, the borrower is not yet committed to accepting the loan and is required to take further steps to complete the borrowing process. As a result, the volume of configured loans may not necessarily predict the volume of loans actually originated.

Once we have obtained all applicant data, including the signed credit agreement, required certifications from the school or applicant, and any required income or employment verification, we approve the application. We refer to the education loan at this point in the process as having been “booked.” Once we disburse loan funds on behalf of the lender, we refer to the loan as fully or partially “disbursed.”

We monitor developments in state and federal requirements for loan processing and implement changes to our systems and processes based on our analysis and input we receive from clients and industry groups. For example, we designed and made available to lenders a customer identification program in connection with their past education loan programs that we will continue to use going forward. This identification program was designed to meet USA PATRIOT Act requirements that lenders gather identifying data, verify applicant identity and maintain records of the process. In general, contractual liability for identification of process requirements rests with the lenders and liability for properly executing such requirements rests with us.

Portfolio Management

Once loans are disbursed, holders of the loans may outsource the management of such loans to third-party service providers, such as us. In our role as portfolio manager, we monitor the performance of portfolio vendors, including both loan servicers and collection agencies. For portfolio management services, we charge a fee generally based on the aggregate principal balance of education loans under management for the client.

We use a multi-faceted approach to portfolio management. To maximize the performance of each portfolio, we receive updated credit bureau data on each borrower and each cosigner each quarter and use it in combination with monthly performance data and experiential data to re-evaluate the risk profile of the portfolio. We assign proprietary collectability scores that drive our portfolio management strategies by dictating the level of resources we apply to each account, including when the account is outsourced to a collection agency and which agency is used in that process. For example, certain collections agencies may specialize in early-stage delinquencies while others may specialize in the collection of defaulted loans. This process requires a highly integrated infrastructure among the loan servicers, collection agencies and us, in addition to extensive data analysis on each account as it moves through its repayment lifecycle. We believe this approach will allow us to manage and control losses over time.

We work with a network of vendors to manage education loans on behalf of our clients. The Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, provides servicing to a majority of the loans we facilitate. Generally, loan servicers establish and maintain contact with borrowers whose loans are current and collection agencies establish and maintain contact with borrowers whose loans are delinquent or defaulted. As of September 8, 2011, no single collection agency services more than 20% of the loan volume that we manage.

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

Loan Securitization

Although some lenders originate loans and then hold them for the life of the loan, other lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans can be purchased by other financial institutions, which may add them to an existing portfolio, or by entities that serve to warehouse the loans for some period of time, pending eventual securitization. In the typical securitization process, a special purpose entity obtains education loans from the originating lenders or their assignees, which relinquish to the special purpose entity their ownership interest in the loans. The debt instruments issued by the special purpose entity to finance the purchase of these education loans are obligations of the special purpose entity, not the originating lenders or their assignees. Through both the structure of those asset backed securities, or ABS, as well as the composition of the underlying portfolio, risk can be distributed in a manner which may appeal to potential ABS investors.

Securitizations historically provided several benefits to lenders and developed into a diverse, flexible funding mechanism for the financing of private education loan pools. Among other things, securitization enabled lender clients to sell potentially otherwise illiquid assets in both the public and private securities markets, and to limit credit and interest rate risk. Although this flexibility added to the complexity of the funding process, it also enabled the originating lender to reduce the cost of financing and recycle capital, thereby improving the economics of the loan program and improving loan terms by passing incremental savings back to the borrower.

From 2008 through 2010, the conditions of the debt capital markets generally, and the ABS market specifically, have resulted in a reduction in the new issuance volume of federally-guaranteed and private education loan ABS compared to fiscal 2007. According to industry sources, new issuances in the market totaled approximately $20.3 billion during fiscal 2011. Of that total, approximately $18.0 billion were backed by federally-guaranteed education loans and $2.3 billion were backed by private education loans. The new issuance volume of both federally-guaranteed and private education loan ABS totaled approximately $19.7 billion in fiscal 2010 and $14.3 billion in fiscal 2009.

Structuring securitizations requires a high level of specialized knowledge and experience regarding both the capital markets generally, and the repayment characteristics and defaults on the part of borrowers specifically. The process of issuing ABS requires compliance with state and federal securities laws, as well as coordination among originating lenders, servicers, securities rating agencies, attorneys, securities dealers, loan guarantors, structural advisors, trust management providers and auditors.

In the past, we served as an intermediary between our clients and the capital markets. We formed special purpose statutory trusts, which issued notes and used the resulting proceeds to purchase education loans from the originating lenders. The loans were used as security for repayment of the notes. Our compensation for these services was in the form of structural advisory fees, as well as a residual interest in the securitization trusts.

We have structured and facilitated 38 securitizations, consisting entirely of education loans, involving debt issuances in the aggregate original principal amount of $17.5 billion. We have securitized loan pools using various financing structures, including both public offerings registered with the Securities and Exchange Commission, or SEC, and private placements, and have utilized various ABS, including borrowings from commercial paper conduits, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior-subordinated and third-party credit enhanced debt.

We believe that our capital markets experience gives us specialized insight into funding options available to our clients. In addition, the extensive database provided by our education loan repayment statistics dating back to 1986 has helped us in the past to optimize the financing of the education loan pools our clients generated. We have used this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe that our experience and historical data will assist us in future discussions with rating agencies, insurance providers, underwriters and securities investors relating to financing structures and terms.

Demand for securitizations backed by private education loans appears to have begun to reemerge and we hope to participate in future securitizations or other capital markets transactions, subject to market acceptance. If we are able to facilitate such transactions in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and additional cash requirements on our part.

Union Federal Services

Union Federal offers residential and commercial mortgage loans, and retail savings, money market and time deposit products. On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011. At June 30, 2011 Union Federal had not funded any education loans under these programs nor had it received any fees in connection with these programs. Union Federal held approximately $6.4 million of mortgage loans at June 30, 2011.

TMS Services

TMS offers outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools. Through its services, TMS helps students and their families manage education costs as well as provides solutions to schools in collecting and processing the related tuition payments and data. These services include:

•

Early affordability planning and counseling through BorrowSmart, which allows students and their families to review and consider a series of education payment options that minimize borrowing through the utilization of payment plans and school specified loan products;

•	Flexible payment plans, which aggregate school payments into a single reporting and disbursement interface for students and families;

•	Comprehensive tuition billing and presentment (paper-based and electronic), which maximize the effectiveness of paper and electronic bills for the student and the school;

•	Payment processing, which allows a school to provide choices to its students and their families by providing them with a summary of school payments across all channels and methods; and

•	Real-time integration services, which allows schools to outsource billing and payment processing services to TMS but remain the “system of record” for the school.

TMS earns enrollment and transaction-based fees from students and families that participate in its various payment plans. Enrollment fee revenue is recognized over the period in which services are provided to customers. Transaction based fees are recognized in the period the transaction takes place. TMS also earns fees from client schools for various billing, payment processing, implementation and subscription fees. These fees are recognized over the period in which the services are provided.

Trust Administration

As administrator of the trusts we facilitated, we perform various administrative functions, including monitoring the performance of loan servicers and third-party collection agencies. In this capacity, we confirm compliance with servicing guidelines and review default prevention and collection activities. We receive administrative fees from the trusts, ranging from 0.05% to 0.20% per year of the outstanding principal loan balance in the trust, for daily management and for the services we provide in obtaining information from the loan servicer and reporting this and other information to the parties related to the securitization.

Asset Servicing

Effective March 31, 2009, we entered into an asset services agreement with the purchaser of the Trust Certificate, pursuant to which we provide certain services to support the purchaser’s ownership of the residual interests in the Trusts, including, among others, analysis and valuation optimization services and services relating to funding strategy. We refer to this agreement as the Asset Services Agreement throughout this annual report. We are entitled to certain asset servicing fees for these contractual services, although receipt of the fees is contingent upon distributions available to the owners of the residual interests of such trusts.

Outlook for Education Financing Segment

Historically, we have processed the greatest loan application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. This summer was the first full peak origination season for Monogram-based loan offerings and marked our return, after a three-year absence, to meaningful origination volumes.

Since the launch of our lender clients’ respective Monogram-based programs through September 7, 2011, we processed over 40,000 loan applications, approved loans in the aggregate principal amount of approximately $112 million and booked loans in the aggregate principal amount of approximately $27 million. It is too early, however, to determine the total application volume for this peak season, the extent to which application volume will ultimately result in booked loans or the overall characteristics of the booked loan portfolio.

Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the initial results from this peak season demonstrate market demand for Monogram-based loans. We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. This disadvantage for us is particularly acute now because our clients’ Monogram-based loan programs were only launched in fiscal 2011.

Our long-term success also depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly the case in light of regulatory conditions and approvals relating to the UFSB Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with three lenders. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated this peak season will be attractive to potential clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, premiums and financing alternatives, as well as expense management and growth at TMS and Union Federal. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our initial three lender clients.

Securitization Trusts

Overview

Our Securitization Trusts segment includes the 14 securitization trusts consolidated as of July 1, 2010. Our consolidated securitization trusts are managed in accordance with their applicable indentures, and their tangible assets are limited to cash, allowable investments, and education loan principal, as well as the related interest income receivables and recoverables on defaulted loans. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD.

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As a result, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

Outlook for Securitization Trusts Segment

Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States over the past three years. These conditions included higher unemployment rates, and credit performance included higher levels of education loan defaults and lower recoveries on such defaults. While there have been some recent improvements, these conditions have had, and may continue to have, a material adverse effect on legacy loan portfolio performance as well as the estimated value of our service revenue receivables associated with the securitization trusts that we have previously facilitated. The interest rate and economic and credit environments may continue to have a material negative effect on the estimated fair value of our service revenue receivables associated with the various securitization trusts that we facilitated.

Prior Business Model

Prior to fiscal 2009, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the education loans that they did not intend to hold. We historically recognized substantially all of our income from structuring securitization transactions. As such, the driver of our results of operations and financial condition was the volume of education loans for which we provided outsourcing services from loan origination through securitization. For our past securitization services, we are entitled to receive previously recorded additional structural advisory fees from the trusts over time. We are also entitled to receive administrative and other fees associated with these trusts, as well as asset servicing fees and residuals associated with certain trusts.

Historically, asset-backed securitizations had been our sole source of permanent financing for clients’ education loan programs. Conditions of the debt capital markets generally, and ABS market specifically, rapidly deteriorated during the second quarter of fiscal 2008. The ability to finance education loans through securitization continued to be constrained through fiscal 2009 and, to a lesser extent, fiscal 2010 and fiscal 2011. Our business has been and continues to be materially adversely impacted by these market dynamics, as we have not completed a securitization transaction since fiscal 2008.

Our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by TERI. TERI guaranteed the education loans held by the Trusts, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI’s behalf. Under the Modified Plan of Reorganization, which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. The TERI reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition of our Securitization Trusts segment.

As a result of capital market disruptions and the TERI reorganization, many clients elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes during fiscal 2009, fiscal 2010 and fiscal 2011 compared to prior fiscal years. We earned $320.4 million in revenue from new securitizations during fiscal 2008, but we have not earned any revenue from new securitizations since then. In addition, our financial results for fiscal 2009, fiscal 2010 and fiscal 2011 were negatively affected by significant write-downs of the estimated fair value of our service receivables and, in fiscal 2009 and fiscal 2010, the portfolio of education loans held for sale.

Competition

Although a number of competitors and potential competitors exited the education loan industry as a result of market developments since fiscal 2008, the industry remains competitive with a number of active participants. Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s program to market education loans continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, FACTS Management and Higher One Payments, Inc. compete directly with TMS.

To the extent that loan originators, including our clients or former clients, develop an internal capability to provide any of the services that we currently offer, demand for our services would decline. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not engage us for our services. Demand for our services could also be affected by developments with regard to federal loan programs. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. As a result of the elimination of FFELP as of July 2010, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Education lenders are more focused on private education loans and may be less reluctant than in the past to develop an internal capability to conduct the services we provide, which could result in a decline in the potential demand for our service offerings. We believe the most significant competitive factors in terms of developing education loan products are technical and legal competence, including in connection with the process of originating education loans, cost, data relating to the performance of education loans, risk analytics capabilities, capital markets experience and reliability, quality and speed of service. We differentiate ourselves from other service providers by the range of services we can provide our clients, in a “turn-key” manner.

Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. This disadvantage for us is particularly acute now because our clients’ Monogram-based loan programs were only launched in fiscal 2011. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we need to continue to invest in information technology, sales and marketing, as well as legal, compliance and product development resources.

Proprietary Systems and Processes

Education Financing

In addition to our database that tracks historical education loan performance, we maintain advanced proprietary information processing systems. We use these information systems to analyze loan applications efficiently, expedite loan processing and enhance our other services.

Key benefits of our information processing systems include:

•

The ability to analyze and assess loan applications based on a variety of underwriting and product factors, including flexibility to adapt to different product parameters required in customized client implementations;

•	A transaction/application processing system that includes automated updating of an applicant’s loan status that a borrower can access online or by telephone;

•	Automated preparation and secure electronic delivery of loan documents, including credit agreements and certain legal disclosures;

•	Online certification tools enabling financial aid offices to speed loan disbursement by quickly confirming student applicants’ enrollment status and financial need;

•	Reporting tools enabling clients to track and sort information about student applicants and borrowers, including application status and disbursement dates;

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

TMS

TMS maintains advanced proprietary systems in connection with the delivery of independent, integrated education payment solutions to schools and students and their families.

Key benefits of TMS’ systems include:

•

Algorithms that use “affordability” parameters provided by the students or their families to create a series of education payment options that minimize borrowing through the utilization of payment plans and school specific loan products;

•	Billing solutions that deliver enterprise resource planning integration, regulatory compliance, bill presentment, online document management, online marketing tools and payment channel integration;

•

Aggregation of school payments across all channels and methods into a single reporting and disbursement interface, allowing a school to deliver choice to its students and families without a workload burden;

•

Real-time integration solutions for all major student information systems packages, which allows schools to outsource their billing and payment processing services to TMS without compromising information currency and timeliness; and

•

Counseling services delivered through “Voice over Internet Protocol” contact management technology that allows integration between TMS’ contact management system and supporting system to create an efficient personalized customer experience with reliable capture of data.

TMS uses a number of leading commercial products to secure, protect, manage and back-up data.

Intellectual Property

FMD owns the following federally registered trademarks: FIRSTMARBLEHEAD, MONOGRAM, PREPGATE, ASTRIVE, MONTICELLO STUDENT LOANS, GATE, GATE Guaranteed Access to Education, and National Collegiate Trust. In addition, TMS owns the following federally registered trademarks: BORROWSMART, HELPING FAMILIES AFFORD EDUCATION, THE PROVEN PATH TO PAID STUDENTS IN YOUR CLASSROOMS, TUITION MANAGEMENT SYSTEMS, INC., RISK REPORTING and TUITIONCHARGE. The federal registrations for these registered trademarks expire at various times between 2015 and 2020, but the registrations may be renewed for additional 10-year terms provided that we continue to use the trademarks.

Education Loan Market Seasonality

Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing during the summer months with the approach of tuition payment dates. Historically, we have also tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to market and process the higher origination activity. In addition, TMS’ financial and operational results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year.

Union Federal Regulatory Matters

In November 2006, we acquired Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally-chartered thrift that since July 21, 2011 has been regulated by the Office of the Comptroller of the Currency, or OCC. Prior to July 21, 2011, Union Federal was regulated by the OTS. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. See “—Government Regulation” below, “Risk Factors—Risks Related to Regulatory Matters,” included in Item 1A of this annual report and Note 25, “Union Federal Regulatory Matters—Supervisory Agreement and Order to Cease and Desist,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional details.

In July 2009, FMD entered into a supervisory agreement with the OTS, which we refer to as the Supervisory Agreement, and Union Federal consented to an order to cease and desist issued by the OTS, which we refer to as the Order. The OTS terminated the Supervisory Agreement and the Order, each in its entirety, in March 2010. In connection with the termination of the Supervisory Agreement, our Board of Directors adopted resolutions requiring FMD to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

Government Regulation

We provide services in connection with the creation, management and disposition of education loans, a form of consumer loan asset, retail banking, such as mortgages, and education payment processing. Our business is highly regulated at both the state and federal level, through statutes and regulations that focus upon:

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. Our subsidiary FMER has been approved for licenses in Massachusetts, New Jersey, Pennsylvania and Texas. Our subsidiary TMS has submitted license applications or registrations and/or received licenses as a credit services organization or collection agency in approximately 15 states. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, as the integration of TMS continues, we may determine that we need to submit additional license applications in other states, and we may otherwise be subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

Absent a change in federal law, either by judicial interpretation or legislation, including as discussed below, to the extent that our services are conducted through Union Federal, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders, credit services organizations, loan arrangers or collection agencies will be asserted. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, which we refer to as the Dodd-Frank Act, weakens federal pre-emption of state regulations previously enjoyed by federal savings associations and their operating subsidiaries, such as Union Federal and its subsidiary, FM Loan Origination Services, LLC, or FMLOS. Specifically, the Dodd-Frank Act eliminates for operating subsidiaries of federal banks the pre-emption of state licensing requirements. In addition, the Dodd-Frank Act changes the federal preemption of state consumer protection laws. Prior to the enactment of the Dodd-Frank Act, OTS regulations provided that the Home Owners’ Loan Act, or HOLA, which authorized the creation of federal savings associations, and the OTS regulations that interpret the HOLA, preempted the entire field of state regulation in the critical areas of lending and deposit-taking, resulting in federal preemption of the bulk of state consumer protection laws in those areas. The Dodd-Frank Act, effective July 21, 2011, changed the legal standard for federal savings association preemption of state laws. As a result, state laws are now preempted only if those laws stand in conflict with federal laws. This “conflict” preemption standard is consistent with the standard for national bank preemption of state laws.

The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary federal regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) could alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years.

The Dodd-Frank Act establishes the Consumer Financial Protection Bureau, or CFPB, as an independent agency within the Federal Reserve. The CFPB has been given broad powers, including the power to:

•	Supervise non-depository institutions, including those that offer or provide education loans;

•	Regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes;

•	Promulgate rules pursuant to, as well as with respect to, unfair, deceptive or abusive practices; and

•	Take enforcement action against institutions under its supervision.

The CFPB came into existence on July 21, 2011, and may institute regulatory measures that directly impact our business operations. However, the CFPB may not supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director is confirmed. The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMLOS, FMER and TMS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal.

In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the CFPB, which would, among other things, receive, review and attempt to resolve informally complaints from private education loan borrowers. Finally, the Dodd-Frank Act requires the CFPB and the Secretary of Education, in consultation with FTC commissioners and the U.S. Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of matters relating to the private education lending market, including private education loan lenders.

The Dodd-Frank Act also includes several provisions that could affect our future portfolio funding transactions, if any, including potential risk retention requirements applicable to any entity that organizes and initiates an ABS transaction, new disclosure and reporting requirements for each tranche of ABS, including new loan-level data requirements, and new disclosure requirements relating to the representations, warranties and enforcement mechanisms available to ABS investors.

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

The consumer assets with which we deal are subject to the full panoply of state and federal regulation, and a defect in such assets could affect our business. Similarly, the growing complexity of regulation of loan origination and collection may affect the cost and efficiency of our operations. We have sought to minimize the risk created by consumer loan regulation in a number of ways. The securitizations that we facilitated have involved sales by financial institutions regulated by the Federal Deposit Insurance Corporation, or FDIC, and other parties which represented and warranted that the assets in question were originated in compliance with all applicable law and were valid, binding and enforceable in accordance with their terms. Similarly, the securitization trusts have benefited from an assignment of representations and warranties made by the lender and by the applicable loan servicer regarding compliance with law in the origination and servicing of loan assets.

In August 2009, the Federal Reserve issued regulations to implement provisions of the Higher Education Opportunity Act, which was signed into law in August 2008. The regulations revised the number, timing, and content of disclosures required for education loans by TILA and the Federal Reserve’s implementing regulation for TILA, Regulation Z. Under the regulations, education loan creditors are now required to provide disclosures about loan terms and features on or with the loan application and are also required to disclose information about federal education loan programs that may offer less costly alternatives to education loans. Additional disclosures must be provided when the loan is approved and after loan acceptance but prior to loan disbursement. Compliance with the new regulations became mandatory in February 2010. In addition, in December 2009, the Federal Reserve and the FTC announced final rules to implement the risk-based pricing provisions of the Fair and Accurate Credit Transactions Act of 2003. The final rules generally require that lenders provide disclosures to all consumers or alternatively to certain consumers if credit is offered to them on less favorable terms than those offered by the lender to other consumers. Compliance with the disclosure requirements became mandatory as of January 1, 2011.

In delivering services, our operations must conform to consumer loan regulations that apply to lenders. These regulations include, but are not limited to, compliance with TILA, the Higher Education Opportunity Act, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. The Fair and Accurate Credit Transactions Act of 2003 imposed significant federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to “red flags” of potential identity theft and identity theft notices, producing notices of adverse credit decisions based on credit scoring and other requirements affecting both automated loan processing and manual exception systems. These requirements strained, and future legislation or regulation may also strain, our systems. Failure to comply with these requirements will interfere with our ability to develop and market our new business model for processing services.

Employees

We had 339 full-time employees at June 30, 2011, compared to 219 full-time employees as of June 30, 2010. The increase in employees in fiscal 2011 was primarily due to our acquisition of TMS.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of September 8, 2011, including their ages as of such date.

Name	Age	Position
Daniel Meyers	48	Chief Executive Officer, President and Chairman of the Board of Directors
Kenneth Klipper	52	Managing Director and Chief Financial Officer
William P. Baumer	50	Managing Director and Chief Risk Officer
Ryan R. Brenneman	50	Managing Director and Chief Accounting Officer
Seth Gelber	32	Managing Director and Chief Administrative Officer
Barry Heneghan	37	Managing Director, Business Development and Product Strategy
Michael Plunkett	54	Managing Director, Loan Operations and Information Technology
Gary F. Santo, Jr.	44	Managing Director and Head of Capital Markets
Gregory M. Woods	37	Managing Director, General Counsel and Secretary

Set forth below is certain information regarding the business experience of each of the above-named persons.

Daniel Meyers has served as FMD’s Chief Executive Officer and President and as a Director since September 2008, and as Chairman of the Board of Directors since May 2010. Mr. Meyers also served as FMD’s Chief Executive Officer and Chairman of the Board of Directors from FMD’s incorporation in 1994 to September 2005 and as President from November 2004 to September 2005. Since October 2006, Mr. Meyers has served as the sole member, Chairman and Chief Executive Officer of Sextant Holdings, LLC, a private investment firm. From 1980 to 1991, Mr. Meyers was involved in arbitrage and derivatives trading at EF Hutton, Prudential Bache Securities, LF Rothschild Unterberg Towbin and Commodities Corporation, each of which were financial services firms. He began working on ABS financings in 1986. He currently serves as the Chair Emeritus of the Board of the Curry School of Education Foundation at the University of Virginia and as the Chairman of the Board of Steward Medical Group, a system of eight hospitals headquartered in Boston, Massachusetts. He serves on the Board of the Forum for the Future of Higher Education. Mr. Meyers received an A.B. from Brandeis University and completed the Owner President Management Program at the Harvard Graduate School of Business Administration.

Kenneth Klipper has served as FMD’s Chief Financial Officer and as a Managing Director since September 2008 and served as Treasurer and Chief Accounting Officer from November 2006 to April 2011. Mr. Klipper served as FMD’s Senior Vice President, Finance from March 2005 to September 2008. From April 2003 to March 2005, Mr. Klipper served as the Chief Executive Officer of Brown Co., an online brokerage firm owned, at the time, by JPMorgan. He served as the Chief Financial Officer of Brown Co. from January 2003 to April 2003. From May 2002 to January 2003, Mr. Klipper served as the Chief Financial Officer and Chief Operating

Officer of Park Street Capital, a private equity firm. From January 2000 to April 2002, Mr. Klipper served as the Chief Financial Officer of Tucker Anthony Sutro, Inc., a publicly traded securities brokerage firm. Prior to joining Tucker Anthony, Mr. Klipper served for five years as both the Chief Financial Officer and Controller for the securities brokerage unit of Fidelity Investments, and he held positions with KPMG LLP, a registered public accounting firm, for 11 years. Mr. Klipper received a B.S. from the University of Richmond and is a Certified Public Accountant.

William P. Baumer has served as FMD’s Chief Risk Officer since September 2007, as a Managing Director since September 2008 and as the Chief Executive Officer of Union Federal since July 2010. Mr. Baumer served as FMD’s Senior Vice President, Compliance from July 2004 to September 2007. From 2003 to June 2004, Mr. Baumer served as the Compliance Manager for the nationwide mortgage operations at Bank of America, N.A. From 2000 to 2003, Mr. Baumer was the Compliance Director-Core Banking for Fleet Boston Financial Corporation, a bank that was acquired by Bank of America, and was responsible for regulatory compliance programs in Fleet’s consumer, commercial and administrative staff units. He joined Fleet in 1984 and held various leadership positions in the Compliance, Audit, Credit and Retail Banking business units. Mr. Baumer received a B.S. from Franklin Pierce College and has earned Certified Regulatory Compliance Manager, Certified Internal Auditor and Certified Anti-Money Laundering Specialist certifications.

Ryan R. Brenneman has served as FMD’s Chief Accounting Officer since April 2011 and as a Managing Director since March 2011. From July 2010 to March 2011, as well as from 2003 to 2005, Mr. Brenneman held positions at Protiviti, Inc., a consulting and internal audit firm. From March 2009 to April 2010, Mr. Brenneman served as Controller, Multifamily Accounting for the Federal Home Loan Mortgage Corporation, also known as Freddie Mac, a financial services company that provides liquidity to the U.S. housing market. From March 2007 to March 2009, Mr. Brenneman served as Controller, Investments and Capital Markets Accounting, at Freddie Mac. From August 2005 to March 2007, Mr. Brenneman was a Principal at Booz Allen Hamilton Inc., a strategy and systems consulting firm. Mr. Brenneman also previously served as the Chief Financial Officer of two privately-held technology companies, as an accountant for PricewaterhouseCoopers LLP, a registered public accounting firm, and as an associate in the tax departments of Sonnenschein, Nath & Rosenthal LLP and Baker & McKenzie, each of which are law firms. Mr. Brenneman received an A.B. from Bowdoin College, a M.S. from the London School of Economics, a M. Accy. from The George Washington University and a J.D. from Georgetown University and is a Certified Public Accountant.

Seth Gelber has served as FMD’s Chief Administrative Officer since March 2010 and as a Managing Director since September 2008. He served as FMD’s Senior Vice President, Corporate Development from August 2008 to September 2008. From 2001 to 2006, Mr. Gelber held various positions at FMD in the Capital Markets and Product Strategy groups. Since October 2006, Mr. Gelber has served as President of Sextant Holdings, LLC, a private investment firm, the sole member of which is Mr. Meyers. From 1997 to 2001, Mr. Gelber served as a Legislative Assistant to Congressman Jack Quinn (N.Y.), primarily focused on education, telecommunication and banking legislation. Mr. Gelber received a B.A. from The George Washington University.

Barry Heneghan has served as FMD’s Managing Director, Business Development and Product Strategy, since January 2011. From August 2008 to December 2010, he served as a consultant to FMD. Since February 2006, Mr. Heneghan has served as the Chief Executive Officer and President of Think Financial, a student loan marketing company that ceased active operations in August 2008. From 1996 to January 2006, Mr. Heneghan held various positions at FMD in the Business Development, Corporate Development and Product Strategy groups. From 1993 to 1996, Mr. Heneghan served as a Legislative Assistant to Congressman Jack Quinn (N.Y.). Mr. Heneghan received a B.A. from The George Washington University, an M.A. from Pennsylvania State University and attended the London School of Economics.

Michael Plunkett has served as FMD’s Managing Director, Loan Operations and Information Technology since September 2008. From May 2003 to September 2008, Mr. Plunkett held various positions in FMD’s Operations, Information Technology and Program Management groups, serving most recently as a Senior Vice President. Prior to joining FMD, Mr. Plunkett served over 24 years in the U.S. Navy and retired with the rank of

Captain in July 2003. While in the Navy, Mr. Plunkett served in a variety of ashore and afloat positions, including serving as the primary assistant to the Deputy Chief of Naval Operations, Fleet Readiness and Logistics. Mr. Plunkett received a B.S. from Saint John Fisher College, an M.S. from the Naval Postgraduate School and an M.A. from the Naval War College.

Gary F. Santo, Jr. has served as FMD’s Head of Capital Markets since July 2010 and as a Managing Director since September 2008. From September 2008 to July 2010, Mr. Santo served as Co-Head of Capital Markets. From July 2007 to September 2008, Mr. Santo served as a Managing Director in the Structured Finance Group at Fitch, Inc., a global ratings agency. While at Fitch, Mr. Santo managed the Consumer ABS Group, which was responsible for the credit rating analysis of privately and publicly placed ABS, including those backed by education loans, credit card receivables and tobacco settlements. From January 1996 to June 2007, Mr. Santo held various positions at FMD in the Capital Markets and Investors Relations groups. Mr. Santo served as a Financial Aid Officer at Mount Ida College from January 1993 to January 1996, and at Boston University from September 1991 to January 1993. Mr. Santo received a B.A. from Boston University.

Gregory M. Woods has served as a Managing Director since September 2008, as FMD’s General Counsel since August 2008 and as FMD’s Secretary since November 2006. From April 2006 to August 2008, Mr. Woods served as FMD’s Senior Vice President, Corporate Law. From June 2004 to April 2006, Mr. Woods was a Junior Partner at Wilmer Cutler Pickering Hale and Dorr LLP, a law firm, and from October 1999 to May 2004, Mr. Woods was an associate at WilmerHale. While at WilmerHale, Mr. Woods practiced general corporate and securities law, with an emphasis on public equity offerings, SEC compliance and corporate governance matters. Mr. Woods received an A.B. from Brown University and a J.D. from Georgetown University.

Code of Ethics

We have adopted a code of conduct that applies to our employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or persons serving similar functions. We have also adopted a statement of business ethics that applies to our directors. We will provide a copy of our code of conduct and statement of business ethics for our directors to any person without charge, upon written request to: Corporate Secretary, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199. Our code of conduct and statement of business ethics for our directors, as well as our corporate governance guidelines and the charters of the standing committees of our Board of Directors, are posted on our website at www.firstmarblehead.com under the heading “For Investors—Governance,” and each of these documents is available in print to any stockholder who submits a written request to our corporate secretary. If we amend our code of conduct in the future or grant a waiver under our code of conduct to any of our directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or anyone performing similar functions, we intend to post information about such amendment or waiver on our website.

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating education loans under our Monogram-based loan program agreements with two lenders and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. On June 30, 2011, we launched two Monogram-based loan programs through our subsidiary Union Federal and began accepting applications under these programs on July 1, 2011. Successful sales of our service offerings, particularly our Monogram platform and TMS services, will be critical to stemming the losses of our Education Financing segment and growing and diversifying our revenues and client base in the future.

We have limited experience with our Monogram platform, which is based on a new, proprietary origination risk score model and does not contemplate a third-party guaranty. We are uncertain of the extent to which the market will accept our Monogram platform, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our clients, which depends, in part, on competitive factors such as brand and pricing. It is too early to determine the total application volume for our first full peak season, the extent to which application volume will ultimately result in booked loans or the overall characteristics of the booked loan portfolio. If we are unsuccessful this peak season in originating Monogram-based loans, we may encounter more difficulty in the future in signing new clients.

Commercial banks have historically served as the initial funding sources for the education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated take-out securitization transactions to support the long-term funding of education loans, and commercial banks are facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal education loan marketing and education loan marketing have been eliminated by legislation that eliminated FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of legislative changes, general economic conditions, capital markets disruptions and the overall credit performance of consumer-related loans, the education loan business may generally be less attractive to commercial banks than in the past.

Some of our former clients have exited the education loan market completely. To the extent that commercial banks exit the education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address the market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to successfully finance education loans generated through our Monogram platform through capital market transactions. We cannot assure you that we will be successful in either the short term or the long term in meeting these challenges.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of loan programs based on our Monogram platform.

During fiscal 2010, we entered into loan program agreements with two lender clients for Monogram-based loan programs. We entered into only one additional loan program agreement during fiscal 2011, and the counterparty to that agreement was FMD’s subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations is unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and loan volume under our clients’ Monogram-based programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and our clients’ Monogram-based programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The UFSB Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through September 8, 2011. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and we would need to obtain regulatory approval prior to any material change to Union Federal’s business plan. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs. This is particularly the case because we would need prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions.

We have provided capital commitments in connection with loan programs for our initial three lenders and may enter into similar arrangements in connection with future loan programs based on our Monogram platform. As a result, we have capital at risk in connection with lenders’ loan programs. We may lose the capital we have provided and our financial results could be adversely affected.

Historically, the loan programs that we facilitated included a third-party guaranty, pursuant to which the guarantor agreed to reimburse lenders for unpaid principal and interest on defaulted education loans. Our Monogram platform does not include a third-party guaranty. In connection with our initial three lenders’ Monogram-based loan programs, we have provided capital commitments to fund participation interest accounts, which we refer to as participation accounts, or loss reserve accounts to serve as a first-loss reserve for defaulted program loans. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement commitments. Should additional lenders require credit enhancement or loss reserve account funding from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us.

We have made initial deposits toward our capital commitments and agreed to provide periodic supplemental deposits, up to specified limits, during the terms of our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience is less than our funded amounts, we would be eligible to receive periodic releases of funds. The timing and amount of release are uncertain and vary among the lenders, and, in the case of Union Federal, may be subject to regulatory approval. During fiscal 2011, we funded capital commitments in the amount of $8.5 million in support of our first two Monogram-based loan programs. As of September 8, 2011, we have funded $1.1 million in support of our Monogram-based loan programs for Union Federal, which were launched on June 30, 2011. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts or loss reserve accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have only recently developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform, and we may need to adjust marketing, pricing or other strategies from time to time based on the distribution of loan volume among credit tiers or competitive considerations. We must closely monitor the characteristics and performance of each lender’s loan portfolio in order to suggest adjustments to the lenders’ programs and tailor our default prevention and recovery strategies. We have limited experience with the infrastructure that we have built for such monitoring, which requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies, and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts or loss reserve accounts may increase.

We may offer additional prospective clients similar credit enhancement or loss reserve arrangements. We expect that the amount of any such credit enhancement or loss reserve arrangement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the anticipated size of the lender’s program and the underwriting guidelines of the program, as well as the particular terms of our business relationship with the lender.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our three initial lenders’ Monogram-based loan programs, in order for our Education Financing segment to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to the UFSB Private Student Loan Program. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal loans and eliminated FFELP as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or income with respect to our Monogram platform generally or a specific lender’s Monogram-based loan program.

The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

We offer our clients and prospective clients, national and regional financial institutions and educational institutions, services in structuring and supporting their education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, generally, than we are. In particular, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. This disadvantage for us is particularly acute now because our clients’ Monogram-based loan programs were only launched in fiscal 2011.

Based on the range of services that we offer, we believe that Sallie Mae is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s program to market education loans continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, FACTS Management and Higher One Payments, Inc. compete directly with TMS.

We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has developed, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP, lenders are more focused on private education loans and may be less reluctant than in the past to develop an internal capacity to conduct the services that we provide, which could result in a decline in the potential demand for our services.

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

We focus our business on the market for education loans, and the majority of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for education loans because students and their families often rely on education loans to bridge a gap between available funds, including family savings, scholarships, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965. Recent federal legislation expands federal grant and loan assistance, which could weaken the demand for education loans. In addition, the elimination of FFELP could result in increased competition in the market for education loans, which could adversely affect the volume of education loans and future capital markets transactions, if any, that we facilitate and impede the growth of our business. On the other hand, the reinstatement of FFELP, or similar federal or state programs which make available additional funds for education loans, could decrease the demand for private education loans.

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

•	Increases the loan limits for unsubsidized Stafford loans for undergraduate students.

In August 2008, the Higher Education Opportunity Act was signed into law, which added:

•	Significant restrictions on the marketing of private education loans; and

•	Significant compliance burdens to education loan lenders by adding new TILA disclosures, procedures and rescission rights, as well as accompanying civil penalties.

Access to alternative means of financing the costs of education may reduce demand for education loans.

The demand for education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both prepaid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs, generally; and

•	Direct loans from colleges and universities.

If demand for education loans weakens, we would experience reduced demand for our services, which could have a material adverse effect on our results of operations.

Continuation of the current economic conditions could adversely affect the education loan industry.

Higher unemployment rates and the unsteady financial sector have adversely affected many consumers and borrowers throughout the country. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated value of our service revenue receivables. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may or may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

If our clients do not actively or successfully market and fund education loans, our business will be adversely affected.

We have in the past relied, and will continue to rely in part, on our clients to market and fund education loans to borrowers. If our clients do not devote sufficient time, emphasis or resources to marketing their Monogram-based loan offerings or are not successful in these efforts, then we may not reach the full potential of our capacity for facilitated loan volume and our business will be adversely affected. This risk is particularly acute for clients which have other education loan offerings. In addition, our clients’ Monogram-based loan programs, and related marketing efforts, will not necessarily extend nationwide and, in fact, may focus on a limited geographic footprint.

In addition, if education loans were or are marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated or violates any applicable law, federal or state unfair and deceptive practices acts could impose liability or create defenses to the enforceability of the loan. Investigations by state Attorneys General, the U.S. Congress or others could have a negative impact on lenders’ desire to market education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of education loans.

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

During fiscal 2008 and fiscal 2009, we significantly reduced headcount, including departures of members of our senior management. Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. We must retain, train, supervise and manage our remaining employees effectively during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis.

Based on facilitated loan volumes, we may outsource some borrower service functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with education loan volume. We rely on our vendors to provide high levels of service and support. Our reliance on external vendors subjects us to risks associated with inadequate or untimely service and could result in problems with service or support that we would not experience if we performed the service functions in-house.

We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;

•	Successfully develop new products or services;

•	Allocate our human resources optimally;

•	Identify, hire or retain qualified employees or vendors; or

•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and establish the changes in fair value of the additional structural advisory fee, asset servicing fee and residual receivables that we recognize as revenue. We also have developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our education loan database and loan information processing system provide us with a competitive advantage in offering our services. A third party could create or acquire databases and systems such as ours, and TERI possesses certain historical information related to loans formerly guaranteed by TERI. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past three fiscal years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

In November 2010, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this issue as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, following the confirmation and effectiveness of the Modified Plan of Reorganization, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order, in response to TERI’s motion. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend the contractual restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. We do not agree with the Database Order and are contesting it. We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided in 2008. In December 2010, we filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the U.S. District Court for the District of Massachusetts. The parties briefed the appeal in March 2011, and a hearing was held on the matter in June 2011. If our appeal is unsuccessful, or if we are not otherwise successful in preventing TERI from selling, licensing or transferring the subset of our database that we provided in 2008, the competitive advantage of our loan database could diminish.

If we are unable to protect the confidentiality of our proprietary information and processes, the value of our services and technology could be adversely affected.

We rely on trade secret laws and restrictions on disclosure to protect our proprietary information and processes. We have entered into confidentiality agreements with third parties and with most of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. Although we sought in the context of the TERI reorganization to limit TERI’s rights with respect to a historical loan database that we provided in 2008, the Bankruptcy Court issued the Database Order in December 2010. If our pending appeal of the Database Order in federal district court is unsuccessful, or if we are not otherwise successful in preventing TERI from selling, licensing or transferring that database, we may not be able to protect the subset of historical data that we provided to TERI in 2008.

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

Our business processes are becoming increasingly dependent upon technological advancement, and we could lose clients and market share if we are not able to keep pace with rapid changes in technology.

Our future success depends, in part, on our ability to process loan applications in an automated manner with high-quality service standards. The volume of loan originations that we are able to process is based, in large part, on the systems and processes we have implemented and developed. The loan origination process is becoming increasingly dependent upon technological advancement, such as the ability to process loans over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make in the near-term, investments in TMS’ technology platform in order to enable TMS to provide services to its clients, and compete, more effectively. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, or if TMS fails to properly administer its tuition payment plans or other services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

We may be required to expend significant funds to develop or acquire new technologies. If we cannot offer new technologies as quickly as our competitors, we could lose clients and market share. We also could lose market share if our competitors develop more cost effective technologies than those we offer or develop.

Our business could be adversely affected if PHEAA fails to provide adequate, proper or timely services or if our relationship with PHEAA terminates.

As of June 30, 2011, PHEAA serviced a substantial majority of education loans held by the securitization trusts that we administer and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. A substantial increase in these rates could adversely affect our ability to access profitably the securitization markets for our clients’ loans and the value of our additional structural advisory fee, asset servicing fee and residual receivables. In the case of third party collection agencies, these risks include compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of a third party on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations, including those of TMS, are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan processing or servicing. A failure, interruption or breach in security could also result in an interruption of TMS’ tuition payment operations and an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston and Providence metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

We cannot assure you that systems failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. The occurrence of any systems failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

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

Our acquisition of TMS for an acquisition price of $47.0 million in cash was a significant transaction for us. We have made several assumptions regarding cost and revenue synergies in connection with the acquisition, many of which are dependent upon how successful we are in integrating operations of TMS. The difficulties of integrating TMS’ operations include, among other things:

•	Retaining customers;

•	Consolidating corporate and administrative functions;

•	Coordinating sales and marketing functions;

•	Persuading employees that the First Marblehead and TMS business cultures are compatible, maintaining morale and retaining key employees;

•	Training our respective sales forces with regard to each other’s product offerings; and

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

Risks Related to Our Financial Reporting and Liquidity

We were required to consolidate certain securitization trusts in our financial results as of July 1, 2010, which resulted in significant changes to the presentation of our financial statements.

The presentation of our consolidated financial statements beginning with the first quarter of fiscal 2011 differs significantly from the presentations included in prior periodic reports. Historically, each of the securitization trusts we facilitated met the criteria to be a qualified special purpose entity, or QSPE, as defined by Accounting Standards Codification, or ASC, 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities, or ASC 860-40. Accordingly, we did not consolidate these existing securitization trusts in our financial statements. Effective July 1, 2010 we adopted Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, which eliminated the exemption from consolidation afforded to QSPEs and changed the criteria for determining the party considered to be a primary beneficiary.

Effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our indirect subsidiary UFSB-SPV. As a result of these changes, as of July 1, 2010, we recorded a net increase in total assets and total liabilities of approximately $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of approximately $880.1 million. We adjusted our opening retained earnings by $990.3 million for the net deficit of the consolidated securitization trusts, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees from other off-balance sheet VIEs that are not consolidated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation,” included in Item 7 of this annual report for additional details regarding our adoption of ASU 2009-16 and ASU 2009-17.

In addition, beginning with the first quarter of fiscal 2011, our financial results reflect our adoption of new accounting policies, including policies for the determination of an allowance for loan losses and the related provision for loan losses, the recognition of interest income on delinquent and defaulted loans, and amortization of loan acquisition costs and origination fees. We have also adjusted, and may need to further adjust, elements of our information technology infrastructure in order to support our financial reporting following our adoption of ASU 2009-17. We have limited experience with our new estimates and infrastructure, and we may need to adjust them in the future based on our actual experience or new facts or circumstances. Moreover, the new accounting standards are highly complex, and our sale of the Trust Certificate generally creates additional interpretive complexities. We may be required to further change our financial statement presentation in the future based on new accounting standards or evolving interpretations or practices.

Our consolidated financial results include VIEs that we do not own and it may be difficult for investors to understand and analyze our financial results without evaluating the results of our Education Financing segment.

We do not own any of the residual interests in the 11 consolidated NCSLT Trusts. In addition, the NCSLT Trusts have been structured to provide recourse only to the assets of that particular securitization trust and not to the assets of FMD, its subsidiaries or any other securitization trust. We are nonetheless required to consolidate the NCSLT Trusts as a result of our additional structural advisory fee receivables from the NCSLT Trusts and services provided to the NCSLT Trusts by our Education Financing segment related to default prevention and collections management.

Under U.S. generally accepted accounting principles, or GAAP, the NCSLT Trusts’ asset performance, including losses, must be allocated to us until the consolidated trusts are deconsolidated or trust liabilities are extinguished. As a result, our consolidated financial results include the losses generated by the NCSLT Trusts in our reported net loss and net loss per share. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in our statements of operations, our rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. Our consolidated balance sheet reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit.

As a result of this required financial statement presentation, investors will have to evaluate the results of our Education Financing segment to understand and analyze our operations, financial performance, financial condition and liquidity.

ASU 2009-17 may result in increased volatility in our reported financial condition and results of operations.

Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment.

We are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate, as opposed to the trigger-based assessment under previous guidance. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with each unconsolidated VIE for which we perform services related to default prevention and portfolio management. We have determined that we are not the primary beneficiary of any unconsolidated VIE due to the sole, unilateral rights of other parties to terminate us in our role as service provider, or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or a significant change to the range of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of each of our VIEs, any decision to consolidate or deconsolidate a VIE could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Changes in our determinations to consolidate or deconsolidate a VIE may also lead to increased volatility in our financial results and make comparisons of results between time periods challenging. See Note 4, “Consolidation—Reassessment of Consolidation of VIEs,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

The accounting for these matters is new and complex, particularly in light of our sale of the Trust Certificate to an unrelated third party. In addition, there is little precedent with regard to the deconsolidation of VIEs.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

As compensation for our past securitization activities, we are entitled to receive additional structural advisory fees over time from securitization trusts that we facilitated, based on the amount of education loans outstanding in the trust over the life of the trust, as well as residual interests in certain trusts. As required under GAAP, we recognized the estimated fair value of additional structural advisory fee and residual receivables as revenue when the securitization trusts purchased the education loans because receipt of our fees was not contingent on any further service requirement by us. Quarterly, we update our estimate of the fair value of our service revenue receivables, and changes to the fair value, less cash distributions, if any, are recorded as revenue (trust updates) in the period in which the change is made. We also make estimates regarding the probability of default of education loans held by our consolidated securitization trusts through the allowance for loan losses. In relation to our Monogram platform, we estimate the fair value of deposits for participation accounts and record changes in the fair value in non-interest revenues.

We have no further financial obligation with respect to our additional structural advisory fees or residuals in the securitization trusts we facilitated. However, our fees are subordinate to securities issued to investors in such securitizations, and the trusts may fail to generate any cash flow for us if the securitized assets do not generate enough cash flow to pay debt holders in full or only generate enough cash flow to pay the debt holders. Our projected cash flows from service revenue receivables from certain securitization trusts are expected to be eliminated entirely, and our projected cash flows from other securitization trusts could be delayed, impaired or eliminated if actual performance differs from our assumptions at June 30, 2011. As of June 30, 2011, we expected to receive additional structural advisory fees and residuals beginning five to 22 years after the date of a particular securitization transaction, consistent with our expectations at June 30, 2010.

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

Because there are no quoted market prices for our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. Our key assumptions to estimate fair value include, as applicable: discount rates, which we use to estimate the present fair value of our future cash flows; the annual rate and timing of education loan prepayments; the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time; expected auction rates, if applicable; the expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance programs and alternative payment plans; the expected amount and timing of recoveries of defaulted education loans; and the fees and expenses of the securitization trusts. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators and our historical experience to predict default, recovery and prepayment rates, management’s ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations. Many of these key assumptions are also considered in our evaluation of the adequacy of the allowance for loan losses. Specifically, in determining the projected defaults and recoveries of the education loan portfolio.

If the actual performance of the education loan portfolios held by us, some or all of the securitization trusts, or our clients who hold Monogram-based loans were to vary appreciably from the adjusted assumptions we use, we may need to adjust our key assumptions further. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual loan losses could be significantly greater than our allowance, and our actual service revenues or releases from participation accounts could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

Effective March 31, 2009, we completed the sale of the Trust Certificate in a transaction intended to improve our financial condition and liquidity. The sale of the Trust Certificate generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The Internal Revenue Service, or IRS, has begun an audit of our tax returns for fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the residuals. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs.

In addition, we are involved in several matters before the Massachusetts Appellate Tax Board, which we refer to as the ATB, relating to the Massachusetts tax treatment of GATE Holdings, Inc., a former subsidiary of FMD, which we refer to as GATE. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, which we refer to as the Commissioner, has taken alternative positions: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment.

In September 2007, we filed a petition with the ATB seeking a refund of state income taxes for our tax year ended June 30, 2004, all of which tax had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. These amounts exclude additional monetary penalties that the Commissioner has also sought to impose. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us. In April 2011, the ATB conducted an evidentiary hearing on these matters and the parties filed their respective opening briefs in August 2011. We cannot predict the outcome or timing of the ATB’s decision on these matters, but an adverse outcome may have a material impact on our state income tax liability not only for the tax years at issue, but also for fiscal 2007 through fiscal 2009, which could materially adversely affect our liquidity position. For more information, see Note 18, “Commitments and Contingencies—Income Tax Matters,” and Note 23, “Income Taxes,” in the notes to our consolidated financial statements included in Item 8 of this annual report.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal is unable to perform its obligations under the loan purchase and sale agreement.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV, which we refer to as the Facility. In connection with the restructuring, the third-party conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the Facility based upon events arising prior to April 16, 2010, to the extent such claims exceed $20.0 million in the aggregate. Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceed $3.5 million, at which point Union Federal and UFSB-SPV would only be liable for amounts above such amount up to the $20.0 million liability limit. Neither the liability limit nor the $3.5 million deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the Facility arising prior to April 16, 2010, subject to the liability limit discussed above. In addition, FMD assumed any contingent liability of Union Federal under the Facility arising prior to April 16, 2010 based on fraud, willful misconduct, gross negligence, third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors or rights not otherwise released by the conduit lender. As a result, we may incur substantial costs in the event of a claim for damages related to the Facility, which could have a material adverse affect on our liquidity or financial condition.

Changes in interest rates could affect the value of our additional structural advisory fee, asset servicing fee and residual receivables, as well as demand for education loans and our services.

Education loans held by us and the securitization trusts facilitated by us typically carry floating interest rates tied to prevailing short-term interest rates. Higher interest rates would increase the cost of the loan to the borrower, which, in turn, could cause an increase in delinquency and default rates for outstanding education loans, as well as increased use of basic forbearance or alternative payment plans. Other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates or such use. In addition, higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments. If the prepayment or default rates increase for the education loans held by us, the securitization trusts that we facilitated or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and our participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of our common stock and could also prevent, or make more challenging, any future portfolio funding transactions. In addition, an increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

LIBOR is the underlying interest rate for most of the trusts’ assets and liabilities. Changes in LIBOR can have a significant effect on the cash flow generated by each trust. Changes in the forward LIBOR curve affect the principal balance of education loans held by each trust, particularly as interest is capitalized during a loan deferment period, which affects the net interest margin that each trust generates. In addition, certain trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, could decrease the estimated fair value of our service revenue receivables. A significant change to the forward LIBOR curve could also affect the estimated fair value of our additional structural advisory fee receivables, which for the majority of the trusts bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if our Education Financing segment will return to profitability. We may require additional funds for our products, operating expenses, including expenditures relating to TMS, capital commitments for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of June 30, 2011, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding twelve months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail or delay plans for TMS, or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 25, “Union Federal Regulatory Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

A significant portion of the purchase price for our acquisition of TMS is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At June 30, 2011, we had $19.5 million of goodwill and $23.0 million of intangible assets related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The financial and operational results of our Education Financing segment are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest loan application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. This seasonality of education loan originations has historically impacted the timing and size of securitization transactions, the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to process the higher origination activity. In addition, TMS’ financial and operational results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We have historically recognized a significant portion of our revenues and substantially all of our income from structuring securitization transactions; our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the education loans that they did not intend to hold. As a result, we have historically recognized a significant portion of our revenues and substantially all of our income from structuring securitization transactions. We have not completed a securitization since the first quarter of fiscal 2008, a significant contributing factor to our net losses for each subsequent quarter.

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our three initial lenders’ Monogram-based loan programs, in order for our Education Financing segment to return to profitability. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and additional cash requirements on our part.

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

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies, or credit facility providers;

•

Continuing degradation of the credit quality or performance of the loan portfolios of the trusts we facilitated or further adverse modifications in rating agency assumptions, ratings or conclusions with respect to the securitization trusts that we have facilitated, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of ABS;

•	Our inability to generate sufficient loan volume through our Monogram platform and Monogram-based loan program agreements;

•	Material breach of our obligations to clients, including securitization trusts and former or current lender clients;

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

In structuring and facilitating securitizations of our clients’ loans, administering securitization trusts, providing portfolio management or as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to transaction parties.

We facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance education loans that our clients originated, including trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those trusts have issued, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the trusts or other transaction parties to disclose adequately all material information regarding an investment in the ABS, if the trust made statements that were misleading in any material respect in information delivered to investors or if we breach any duties as the structuring advisor, administrator or special servicer of the securitization trusts, it is possible that we could be sued and ultimately held liable to a noteholder or other transaction party. This risk may increase as the performance of the trusts’ loan portfolios degrades, and rating agencies over the past several years have downgraded various ABS issued by the trusts we facilitated. The Modified Plan of Reorganization provides exculpation for certain of our actions as administrator of the trusts in connection with the TERI reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI reorganization. Recent investigations by state Attorneys General, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if an investor is successful in seeking to recover any loss from those parties and the trusts are found to have made a materially misleading statement or to have omitted material information.

If we are liable to an investor or other transaction party for a loss incurred in any of the securitizations that we have facilitated or structured and any insurance that we may have does not cover this liability or proves to be insufficient, our results of operations or financial position could be materially adversely affected.

We may determine to incur near-term losses based on longer-term strategic considerations.

We may consider long-term strategic considerations more important than short-term economic gains when assessing business arrangements and opportunities, including financing arrangements for education loans. For example, we expect the structure and pricing terms in near-term future securitization transactions, if any, to be substantially different from our past transactions, including lower revenues and additional cash requirements on our part. We may nevertheless determine to participate in, or structure, future financing transactions based on longer-term strategic considerations. As a result, net cash flows over the life of a future securitization trust, particularly any trust that we may facilitate in the near-term as we re-enter the securitization market, could be negative as a result of transaction size, transaction expenses or financing costs.

We serve as a special servicer to various trusts that we facilitated. In that role, we manage and coordinate third party collection agencies, including account placement and borrower contact and recovery strategies. We are reimbursed by the trusts for our expenses, including the fees and expenses of the third-party collection agencies, subject to pre-specified limits. We believe that our services as special servicer have had a positive effect on portfolio performance trends, which may facilitate our re-entry to the securitization market. Based on longer-term strategic considerations, we may determine to provide special services to the trusts even if our costs exceed the reimbursement limits specified in our special servicing agreements.

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

Risks Related to Regulatory Matters

We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

Various regulators have increased diligence and enforcement efforts and new laws and regulations have been passed or are under consideration in Congress as a result of turbulence in the financial services industry. On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and the federal agencies are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) could alter the supervisory approach for

Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years.

In addition, the Dodd-Frank Act changes the federal preemption of state consumer protection laws. Prior to the enactment of the Dodd-Frank Act, OTS regulations provided that the HOLA, which authorized the creation of federal savings associations, and the OTS regulations that interpret the HOLA, preempted the entire field of state regulation in the critical areas of lending and deposit-taking, resulting in federal preemption of the bulk of state consumer protection laws in those areas. The Dodd-Frank Act, effective July 21, 2011, changed the legal standard for federal savings association preemption of state laws. As a result, state laws are now preempted only if those laws stand in conflict with federal laws. This “conflict” preemption standard is consistent with the standard for national bank preemption of state laws.

The Dodd-Frank Act establishes the CFPB as an independent agency within the Federal Reserve. The CFPB has been given broad powers, including the power to:

•	Supervise non-depository institutions, including those that offer or provide education loans;

•	Regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes;

•	Promulgate rules pursuant to, as well as with respect to, unfair, deceptive or abusive practices; and

•	Take enforcement action against institutions under its supervision.

The CFPB came into existence on July 21, 2011, and may institute regulatory measures that directly impact our business operations. However, the CFPB may not supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director is confirmed. The FTC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMLOS, FMER and TMS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal.

Despite the absence of a new director, the CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the CFPB, which would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers. Finally, the Dodd-Frank Act requires the CFPB and the Secretary of Education, in consultation with the FTC commissioners and the U.S. Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of matters relating to the private education lending market, including education loan lenders.

The Dodd-Frank Act also includes several provisions that could affect our future portfolio funding transactions, if any, including potential risk retention requirements applicable to any entity that organizes and initiates an ABS transaction, new disclosure and reporting requirements for each tranche of ABS, including new loan-level data requirements, and new disclosure requirements relating to the representations, warranties and enforcement mechanisms available to ABS investors. The Dodd-Frank Act may have a material impact on our operations, including through increased operating and compliance costs.

In addition, regulators and enforcement officials are taking increasingly expansive positions with respect to whether certain products or product terms may run afoul of state and federal unfair or deceptive acts and practices laws. Furthermore, as noted in part above, the Dodd-Frank Act potentially expands the ambit of such laws by prohibiting “abusive” lender actions. These and other regulatory changes could result in, among other things, increased compliance costs, more limited lending markets and alterations to our business practices, any of which could have a material adverse effect on our business operations and financial results.

We are subject to regulation as a savings and loan holding company, and Union Federal is regulated extensively. We could incur additional costs in complying with regulations applicable to savings and loan holding companies and savings banks, or significant penalties if we fail to comply.

As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company, and our business is limited to activities that are financial or real-estate related. Pursuant to the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary federal regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. The OCC and the Federal Reserve each have certain types of enforcement authority over us, including the ability in certain circumstances to review and approve changes in management and compensation arrangements, issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan. In addition, we could incur additional costs in complying with differing interpretations by these new regulators, or significant penalties if we fail to comply.

Union Federal is subject to regulation, supervision and examination by the OCC, as successor to the OTS, and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and financial statements. We have in the past been required to make capital infusions to Union Federal, and regulatory authorities could require additional capital infusions or take other corrective measures in the future.

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. Our subsidiary FMER has been approved for licenses in Massachusetts, New Jersey, Pennsylvania and Texas. Our subsidiary TMS has submitted license applications or registrations and/or received licenses or registrations as a credit services organization and/or collection agency in approximately 15 states. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, as the integration of TMS continues, we may determine that we need to submit additional license applications in other states, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. For example, the Dodd-Frank Act eliminated the federal pre-emption of state licensing requirements for federal savings association operating subsidiaries, such as Union Federal’s operating subsidiary, FMLOS. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

Absent a change in federal law, either by judicial interpretation or legislation, including as discussed above, to the extent that our services are conducted through Union Federal, we believe it is less likely that state regulatory requirements affecting loan brokers, small loan lenders, credit services organizations, loan arrangers or collection agencies will be asserted. In addition, we may now be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal pre-emption. We cannot assure you that we will be successful in obtaining additional state licenses or registrations in a timely manner, or at all. If we determine that additional state registrations or licenses are necessary, we may be required to delay or restructure our activities in a manner that will not subject us to such licensing or registration requirements.

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

Third parties with which we do, or have done, business, including federal and state chartered financial institutions and non-bank loan marketers are subject to registration, licensing and governmental regulations, including TILA and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to loan brokers, small loan lenders, credit services organizations, loan arrangers and collection agencies. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

The federal government and state governments regulate the financial institutions and other entities that originate loans in the education loan market. These regulations include bankruptcy, tax, usury, disclosure, credit reporting, identity theft, privacy, fraud and abuse and other laws to protect borrowers. Changes in consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, constrain the marketing of education loans, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in the consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

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

Under current law, education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. The bankruptcy court must hear evidence and make a finding of “undue hardship” in order to discharge the debtor’s education loans. In March 2010, the U.S. Supreme Court upheld a bankruptcy confirmation order which discharged a debtor’s education loans without a finding of “undue hardship” by the bankruptcy court. Specifically, the debtor’s proposed plan, which the bankruptcy court ultimately approved, included a discharge of the debtor’s education loans; however, the bankruptcy court never heard evidence or made a finding of “undue hardship.” As a result of the Supreme Court’s decision, it may be advisable for us, in performing collections management for the securitization trusts and our clients, to review certain bankruptcy filings that we do not currently review to determine if plans include a discharge of education loans without the necessary adversary proceeding and a finding of “undue hardship.” Such additional review could increase our costs and the complexity of our operations.

In April 2010 and again in May 2011, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for certain education loans. If enacted as initially proposed, both bills would apply retroactively to education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. Although the April 2010 bill was not enacted in the last Congress, if the May 2011 bill is enacted in this Congress, such legislation could adversely affect the performance of the securitization trusts and the key assumptions we used, including recovery assumptions, to estimate the fair value of our service revenue receivables. In addition, the May 2011 bill, if enacted, may restrict the availability of capital to fund education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

Recent legislative proposals could affect the prepayment of education loans in the Trust portfolios. If the legislative proposals are enacted, they could adversely affect the performance of the securitization trusts, and/or the key assumptions we use to estimate the fair value of our service revenue receivables.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Education loans made between July 1, 1994 and July 1, 2010 would have been eligible for such a swap. Borrowers could not have been more than 90 days delinquent on their education loans in order to have qualified. Although these bills were not enacted in the last Congress, if similar bills are introduced and enacted in this Congress, borrowers with loans in the securitization trusts could exchange their education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, any such bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our service revenue receivables.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we work with, the education loans that we facilitate would be subject to individual state consumer protection laws.

All of the lenders with which we work are federally-insured banks and credit unions. As a result, they are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy pre-emption from enforcement of state consumer protection laws. In providing our education loan services to our lender clients, we do not act as a lender, guarantor or loan servicer, and the terms of the education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

The association between marketers of high-interest “payday” loans, tax-return anticipation loans, or subprime credit cards, and online payment services, on the one hand, and banks, on the other hand, has come under recent scrutiny. Recent litigation asserts that loan marketers use lenders with a bank charter that authorizes the lender to charge the most favored interest rate available in the lender’s home state in order to evade usury and interest rate caps, and other consumer protection laws imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. Moreover, federal banking regulators and the FTC have undertaken enforcement actions challenging the activities of certain loan marketers and their bank partners, particularly in the context of subprime credit cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders may be coordinated by us, are distinguishable from the activities involved in these cases.

Additional state consumer protection laws would be applicable to the education loans we facilitate if we, or any third-party loan marketer engaged by us, were re-characterized as a lender, and the education loans (or the provisions governing interest rates, fees and other charges) could be unenforceable unless we or a third-party loan marketer had the requisite licenses or other authority to make such loans. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost to us. There have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending; however, if such actions occurred, they could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings and our tuition payment plan offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

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

•	Changes in demand for our product and service offerings or in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at Union Federal or us;

•	Unfavorable outcomes in litigation or proceedings in which we are involved, including the ongoing IRS audit of our past tax returns;

•

Application of accounting policies and pronouncements, and their effects on our reported financial condition and results of operations, including future determinations under ASU 2009-17 to consolidate or deconsolidate VIEs;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of our common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock issuance; or

•

Departures or long-term unavailability of key personnel, including our Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We have, in the past, been the target of securities litigation. Although we succeeded in having prior litigation dismissed without any compensation passing to plaintiffs or any of their attorneys, any future litigation could result in substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, owned approximately 20% of the outstanding shares of our common stock as of June 30, 2011, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,189,069 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices in Medford, Massachusetts, North Providence, Rhode Island and Warwick, Rhode Island.

The following table summarizes information as of September 8, 2011 with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA (Boylston Street)	Headquarters	57,623	2014
Boston, MA (St. James Avenue)	None	135,719	2014
Medford, MA	Loan processing	84,458	2017
North Providence, RI	Union Federal	13,064	2012
Warwick, RI	TMS	27,250	2012
Bedford, MA	Information Technology	3,000	2015

Services and operations of our Education Financing segment take place at the Boston, Massachusetts (Boylston Street), Medford, Massachusetts, North Providence, Rhode Island and Warwick, Rhode Island properties. Services and operations of the Securitization Trusts segment take place at the Boston, Massachusetts (Boylston Street) property.

In connection with our expense control initiatives, we have sought to reduce our occupancy costs. In particular:

•	We have subleased 90,049 square feet of our Boston, MA (St. James Avenue) location, effectively reducing our leased space to 45,670 square feet through April 30, 2014.

•

The lease relating to our Medford, Massachusetts location originally covered 153,156 square feet. In November 2010, we amended the lease which, among other things, reduced the rented space by approximately 60,000 square feet as of April 1, 2011 and extended the term of the lease to March 31, 2017. In July 2011, we further reduced the leased space by approximately 9,000 square feet.

•	In June 2011, we entered into a sublease agreement reducing our rented space at our corporate headquarters in Boston by 27,587 square feet from July 1, 2011 through the remainder of our lease term.

We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.	Legal Proceedings

Internal Revenue Service Audit.    As a result of the sale of the Trust Certificate, effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for taxable years 2007, 2008 and 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit.

Massachusetts Appellate Tax Board Matters.    We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner has taken alternative positions: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. These amounts exclude additional monetary penalties that the Commissioner has also sought to impose. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their respective opening briefs in August 2011. We cannot predict the outcome or timing of the ATB’s decision on these matters, but an adverse outcome may have a material impact on our state income tax liability not only for the tax years at issue, but also for fiscal 2007 through fiscal 2009, which could materially adversely affect our liquidity position.

TERI Database Dispute.    FMD is engaged in the Database Dispute with TERI. The Database Dispute, which arose in the context of the TERI reorganization, relates to certain obligations and restrictions that we allege apply to TERI with respect to a database of historical education loan data. The Database Dispute was the subject of the Database Order, entered by the Bankruptcy Court on December 14, 2010. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. On December 23, 2010, FMD filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the U.S. District Court for the District of Massachusetts. A hearing on the matter (Civil Action No. 11-10241 (DPW)), which FMD briefed in March 2011, occurred on June 1, 2011. We cannot predict the timing or the outcome of the Database Dispute.

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those outlined above, that would have a material adverse impact on our operations or financial condition.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the trading symbol FMD. The following table sets forth the high and low sales prices of our common stock, as reported by the New York Stock Exchange, for each quarterly period within our two most recent fiscal years. We did not declare dividends on our common stock in fiscal 2011 or fiscal 2010.

	High	Low
Fiscal 2011
First Quarter	$2.90	$2.01
Second Quarter	2.55	1.94
Third Quarter	2.54	1.99
Fourth Quarter	2.24	1.31

Fiscal 2010
First Quarter	$2.93	$1.65
Second Quarter	2.44	1.85
Third Quarter	3.21	2.07
Fourth Quarter	4.08	2.35

Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on September 7, 2011, we had 69 holders of record of our common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on our common stock relative to the cumulative total returns of the Dow Jones U.S. index and the Dow Jones U.S. Financial Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2006 to June 30, 2011.

The information included under the heading “Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

We did not declare any dividends during fiscal 2011 or fiscal 2010, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by our Board of Directors and will depend upon applicable regulatory approvals and our earnings, financial condition, capital and regulatory requirements and such other factors as our Board of Directors deems relevant. In connection with the termination of the Supervisory Agreement, our Board of Directors adopted resolutions requiring FMD to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million in any fiscal quarter.

Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended June 30, 2011 regarding shares of our common stock that were repurchased under a repurchase plan authorized by our Board of Directors in April 2007, which we refer to as the 2007 Stock Repurchase Plan, and our 2003 stock incentive plan, as amended and restated, which we refer to as the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2007 Stock Repurchase Plan(1):
Balance, beginning of period:				8,831,000
April 1 - 30, 2011	—	—	—	8,831,000
May 1 - 31, 2011	—	—	—	8,831,000
June 1 - 30, 2011	—	—	—	8,831,000

Total Purchases Under 2007 Stock Repurchase Plan	—	—	—	8,831,000
Other(2):
Balance, beginning of period:	16,000	$2.29		N/A
April 1 - 30, 2011	144,000	2.06	—	N/A
May 1 - 31, 2011	—	—	—	N/A
June 1 - 30, 2011	—	—	—	N/A

Total Other	160,000	2.08	—	N/A

Total Purchases of Equity Securities	160,000	2.08	—

(1)	Our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock under the 2007 Stock Repurchase Plan. The 10,000,000 shares authorized for repurchase included 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. Future repurchases pursuant to the 2007 Stock Repurchase Plan may require regulatory approval. The 2007 Stock Repurchase Plan was approved by our Board of Directors on April 24, 2007 and has no expiration date.

(2)	Pursuant to our 2003 Plan, employees may elect to withhold shares of common stock in satisfaction of tax withholding obligations upon vesting of restricted stock units. Our 2003 Plan was approved by stockholders on November 16, 2009 and no awards may be granted under the 2003 Plan on or after September 14, 2013.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes under the heading, “Financial Statements and Supplementary Data,” included in Item 8 of this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this annual report. We have derived the data from our consolidated financial statements, which were audited by KPMG LLP, an independent registered public accounting firm. The historical results presented here are not necessarily indicative of future results.

	Fiscal years ended June 30,
	2011(1)	2010(2)	2009(2)	2008	2007
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Net interest income:
Interest income	$328,981	$23,029	$42,242	$43,105	$11,159
Interest expense	(63,949)	(13,158)	(17,139)	(17,483)	(1,788)

Net interest income	265,032	9,871	25,103	25,622	9,371
Provision for loan losses	(421,627)	(121)	(491)	(300)	5

Net interest (loss) income after provision for loan losses	(156,595)	9,750	24,612	25,322	9,376
Non-interest revenues:
Asset servicing fees:
Fee income	2,082	6,901	2,350	—	—
Fee updates	(6,242)	(3,506)	35	—	—

Total asset servicing fees	(4,160)	3,395	2,385	—	—
Additional structural advisory fees and residuals	(1,745)	(16,962)	(340,452)	(212,556)	714,991
Administrative and other fees	22,867	19,967	22,958	158,525	156,342

Total non-interest revenues	16,962	6,400	(315,109)	(54,031)	871,333

Total revenues	(139,633)	16,150	(290,497)	(28,709)	880,709
Non-interest expenses:
Compensation and benefits	38,293	43,096	42,232	96,735	111,364
General and administrative expenses	92,226	57,943	79,947	254,139	141,596
Loss on education loans held for sale	—	130,955	138,163	7,373	—

Total non-interest expenses	130,519	231,994	260,342	358,247	252,960

(Loss) income before other income and income taxes	(270,152)	(215,844)	(550,839)	(386,956)	627,749
Other income and expenses	50,699	—	—	—	16

(Loss) income before income taxes	(219,453)	(215,844)	(550,839)	(386,956)	627,765
Income tax expense (benefit)	2,108	(44,942)	(160,634)	(151,880)	256,434

Net (loss) income	$(221,561)	$(170,902)	$(390,205)	$(235,076)	$371,331

Net loss per share:
Basic	$(2.20)	$(1.72)	$(3.94)	$(2.46)	$3.94
Diluted	(2.20)	(1.72)	(3.94)	(2.46)	3.92
Cash dividends declared per share	—	—	—	0.395	0.62
Weighted-average shares outstanding:
Basic	100,919	99,537	99,081	95,732	94,296
Diluted	100,919	99,537	99,081	95,732	94,845

	June 30,
	2011(1)	2010(2)	2009(2)	2008	2007
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents(3)	$217,367	$331,047	$171,254	$148,685	$106,271
Short-term investments, at cost	50,000	50,000	—	—	—
Restricted cash and guaranteed investment contracts, at cost(3)	252,396	1,026	1,842	1,809	—
Investments and securities available for sale, at fair value(3)	11,019	4,471	8,450	70,629	128,650
Education loans held for sale, at lower of cost or fair value(3)	—	105,082	344,886	486,137	24,463
Education loans held to maturity, net of allowance	6,945,304	391	—	—	—
Mortgage loans held to maturity, net of allowance	6,417	8,118	9,469	10,754	12,588
Service revenue receivables, at fair value	8,192	53,279	67,475	407,097	798,759
Income taxes receivable	—	7,665	154,474	—	49,345
Total assets	7,651,917	581,560	796,270	1,200,898	1,214,465
Deposits	60,492	108,732	154,462	244,113	53,523
Restricted funds due to clients	121,888	—	—	—	—
Education loan warehouse facility	—	218,059	230,137	242,899	—
Long-term borrowings	8,273,140	—	—	—	—
Total liabilities	8,531,856	364,308	417,990	563,286	371,845
Total stockholders’ equity (deficit)	(879,939)	217,252	378,280	637,612	842,620

(1)	Our fiscal 2011 financial results include the 14 consolidated securitization trusts in accordance with the adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010.

(2)	Our fiscal 2010 and fiscal 2009 financial results reflect immaterial corrections of an error related to income taxes. See Note 3, “Corrections of Immaterial Errors in Prior Fiscal Years,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information on the impact of those corrections.

(3)	Reclassification was made in prior periods to conform to the current fiscal year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our “Selected Financial Data” included in Item 6 of this annual report and “Financial Statements and Supplementary Data” included in Item 8 of this annual report. In addition to historical information, this discussion of financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption “Risk Factors” included in Item 1A of this annual report.

Executive Summary

Overview

The presentation of our financial results beginning in fiscal 2011 significantly differs from prior fiscal years due to our adoption, effective July 1, 2010, of ASU 2009-16 and ASU 2009-17. Effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our indirect subsidiary UFSB-SPV. As a result of these changes, as of July 1, 2010, our assets, liabilities and stockholders’ equity changed by $7.90 billion, $8.78 billion and $880.1 million, respectively.

Beginning in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout this annual report. The financial results of our Education Financing segment have generally been derived from our services relating to education loans, and after January 1, 2011, include tuition planning, tuition billing and payment technology services as a result of our acquisition on December 31, 2010 of TMS, formerly a division of KeyBank. We purchased the assets, liabilities and operations of TMS for $47.0 million in cash. See Note 5, “Acquisition of TMS,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

The VIEs which we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during fiscal 2004 through fiscal 2007, although not all securitization trusts facilitated by us during that period were consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by the Trusts were initially subject to a default repayment guaranty by TERI, while the education loans purchased by the GATE Trusts were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are GATE Trusts. We refer to the consolidated Trusts as the NCSLT Trusts throughout this annual report. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout this annual report. The administration of these trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

We made our determination of entities to consolidate at July 1, 2010 using assumptions about the expected financial performance of each VIE and our variable interests in them at that date. ASU 2009-17 requires us to continuously reassess whether consolidation of a VIE is appropriate. As a result, we may be required to consolidate or deconsolidate a VIE in future periods. Changes in our determinations of which VIE to consolidate may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

See Note 2, “Summary of Significant Accounting Policies—Consolidation,” and Note 4, “Consolidation,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third party in fiscal 2009. Although we are required under GAAP to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit as of June 30, 2011 included a deficit of $1.13 billion related to the NCSLT Trusts. Any accumulated deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. With respect to the NCSLT Trusts, the economic exposure for our stockholders has been structured to be limited to the value of our service revenue receivables due from these trusts or their third-party owner, which constitute our variable interest, recorded by our Education Financing segment. At June 30, 2011, our Education Financing segment had service revenue receivable of $29.6 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interest. As such, any cumulative profit generated by the GATE Trusts would ultimately be realized by our stockholders in the form of residual cash flow payments.

Since fiscal 2008, we have taken measures to adjust our business model, including:

•

Effective March 31, 2009, we sold the Trust Certificate. The sale of the Trust Certificate, combined with operating losses in fiscal 2009, resulted in federal income tax refunds of $176.6 million received in October 2009. In addition, the purchaser of the Trust Certificate agreed to bear all future federal and state tax liabilities associated with the NCSLT Trust residuals, which would have had a material negative effect on our financial condition and liquidity.

•

During fiscal 2009, we designed our Monogram platform, including the development and validation of our proprietary origination risk score model, product pricing, an enhanced application interface and additional disbursement and reporting capabilities. We completed this development in August 2009. Our Monogram platform was designed in part to provide us with fee-based income as we provide our services, reducing our dependence on the securitization market in order to generate revenue. We expect to earn monthly service fees, as well as a share of the portfolio income generated over the life of the loans.

•	In the first quarter of fiscal 2011, we disbursed the first loans based on our Monogram platform.

•

In October 2010, we received a federal income tax refund of $45.1 million. This refund included $21.2 million attributable to our bank subsidiary, Union Federal, which was distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the OTS, Union Federal’s regulator at that time, approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid in full to FMD in November 2010.

•

In October 2010, the Bankruptcy Court granted the Stipulation among TERI, the Creditors Committee, FMD and its subsidiaries FMER and FMDS. The Stipulation settled certain claims of FMD, FMER and FMDS against TERI’s bankruptcy estate.

•

In November 2010, the Modified Plan of Reorganization became effective. Our Securitization Trusts segment recognized gains of $42.6 million during the second quarter of fiscal 2011 pursuant to the Modified Plan of Reorganization. Our Education Financing segment recognized gains of $8.1 million during the second quarter of fiscal 2011 pursuant to the Stipulation and the Modified Plan of Reorganization.

•

In December 2010, we completed our acquisition of the assets, liabilities and operations of TMS from KeyBank for $47.0 million. See Note 5, “Acquisition of TMS,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

In the third quarter of fiscal 2011, we completed our previously-announced review of strategic alternatives for Union Federal. After an analysis of a broad range of alternatives by a special committee of independent directors and FMD’s financial and legal advisors, we decided to retain our ownership of Union Federal. We believe our acquisition of TMS, along with our ability to implement our own education loan programs (subject to regulatory constraints) based on our Monogram platform creates potential synergies with Union Federal.

•

On June 30, 2011, TMS sold a portfolio of contracts with 377 low cost, predominately faith-based K-12 schools to FACTS Management for a purchase price up to $6.9 million. Of the purchase price, $1.5 million is subject to escrow until May 2012 based on post-closing performance conditions.

•

On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011.

Loan Origination.    During the first quarter of fiscal 2011, we began performing services under loan program agreements for two clients, each related to a school-certified education loan program funded by these clients and based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of these programs. On June 30, 2011, we began performing services under a Monogram-based loan program agreement with our subsidiary, Union Federal, for school-certified education loan programs, including a K-12 loan program. Our Monogram platform provides us with an opportunity, through our Education Financing segment, to originate, administer, manage and finance education loans, and we believe that the three lenders’ loan programs are a significant step in our return to the education lending marketplace.

Historically, we have processed the greatest loan application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. This summer was the first full peak origination season for Monogram-based loan offerings and marked our return, after a three-year absence, to meaningful origination volumes. Since the launch of our lender clients’ respective Monogram-based loan programs through September 7, 2011, we processed over 40,000 loan applications, approved loans in the aggregate principal amount of approximately $112 million and booked loans in the aggregate principal amount of approximately $27 million. It is too early, however, to determine the total application volume for this peak season, the extent to which application volume will ultimately result in booked loans or the overall characteristics of the booked loan portfolio.

Portfolio Performance.    Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States over the past three years. These conditions have included higher unemployment rates, and credit performance has included higher levels of education loan defaults and lower recoveries on such defaults. While there have been some recent improvements, these conditions have had, and may continue to have, a material adverse effect on legacy loan portfolio performance, as well as the estimated value of our service revenue receivables associated with the securitization trusts that we have previously facilitated.

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

During the third quarter of fiscal 2011, we completed an analysis of the Trusts’ projected post-default recovery rates and made changes to those rates. Changes in post-default recovery performance often lag behind most of the other loan performance assumptions due to the fact that over the life-cycle of an education loan, recovery performance data is typically among the last performance data to become available. Following a review of available recovery data on education loans which defaulted during the recent stressed economic environment, we determined to change our net recovery rate assumption on a segmented basis. While maintaining our assumed recovery expenses of 20.0%, we decreased the net recovery rate assumption during the third quarter of fiscal 2011 from 40.0% to 36.3% for Segment 1 education loans, 32.1% for Segment 2 education loans and 22.1% for Segment 3 education loans. These rates remained in place at June 30, 2011. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information about the changes in the third quarter of fiscal 2011.

Capital Markets.    We believe that conditions in the capital markets generally improved in fiscal 2011 compared to recent prior years. In particular, investors in ABS demonstrated greater interest in ABS backed by private education loans that exhibit a strong credit profile. Additionally, investors began to demonstrate interest in longer duration ABS in the sector. As a result, we believe that there may be a near-term opportunities to finance private education loans in the ABS market. We believe, however, that the structure and economics of any near-term financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include: the potential for lower revenues, additional cash requirements on our part and a higher likelihood that we would be required to consolidate any new securitization trust in our financial statements.

Uncertainties.    The near-term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully market our Monogram platform and successfully integrate TMS into our operations so that we may transition to more fee-based revenue, while growing and diversifying our client base. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the initial results from this peak season demonstrate market demand for Monogram-based loans. We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. This disadvantage for us is particularly acute now because our clients’ Monogram-based loan programs were only launched in fiscal 2011.

Our long-term success also depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly the case in light of regulatory conditions and approvals relating to the UFSB Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with three lenders. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated this peak season will be attractive to additional potential clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by our three lenders’ Monogram loan programs, or any additional lender clients, during fiscal 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, premiums and financing alternatives, as well as expense management and growth at TMS and Union Federal. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our initial three clients.

Changes in any of the following factors could materially affect our financial results:

•	The extent to which our services and products, including our Monogram platform, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume that we are able to generate under our Monogram-based loan programs;

•

Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation recently passed or currently under consideration;

•	Competition for providing education financing and level of lender participation in the education lending market;

•	Our ability to successfully integrate TMS into our business model and realize the anticipated financial benefits of our acquisition of TMS;

•

Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to education loan asset-backed securitizations;

•

Interest rates, unemployment rates and the general consumer credit environment, including their effects on our assumed discount, default and prepayment rates, the forward LIBOR curve and the securitization trusts’ ability to recover principal and interest from borrowers, including the effectiveness of various risk mitigation strategies;

•

Any challenge relating to the federal income tax treatment of our sale of the Trust Certificate to a third party in fiscal 2009, or the Asset Services Agreement between us and the purchaser of the Trust Certificate, including proceedings related to federal income tax refunds previously received as a result of the audit currently being conducted by the IRS or otherwise;

•	The resolution of litigation pertaining to our Massachusetts state income tax returns for fiscal 2004 through fiscal 2006;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a VIE;

•

Regulatory requirements applicable to Union Federal, TMS and us, including conditions and approvals relating to the UFSB Private Student Loan Program, which limit Union Federal’s ability to fund loans, and the Dodd-Frank Act enacted in July 2010, which could require changes to our operational and compliance practices, as well as increased costs;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Fiscal Years ended June 30, 2011, June 30, 2010 and June 30, 2009

Financial Results Summary

We present our results of operations first on a consolidated basis in accordance with GAAP. However, we focus our discussion of the results on our Education Financing segment, which represents our core business. The following table summarizes our results of operations by reporting segment:

	Fiscal years ended June 30,
	2011				2010			2009
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$460	$(157,098)	$43	$(156,595)	$4,117	$5,633	$9,750	$16,444	$8,168	$24,612
Total non-interest revenues	6,769	2,742	7,451	16,962	7,182	(782)	6,400	(314,481)	(628)	(315,109)

Total revenues	7,229	(154,356)	7,494	(139,633)	11,299	4,851	16,150	(298,037)	7,540	(290,497)
Total non-interest expenses	94,583	28,180	7,756	130,519	164,301	67,693	231,994	180,254	80,088	260,342

Loss before other income and income taxes	(87,354)	(182,536)	(262)	(270,152)	(153,002)	(62,842)	(215,844)	(478,291)	(72,548)	(550,839)
Other income—gain from TERI settlement	8,112	42,587	—	50,699	—	—	—	—	—	—

Loss before income taxes	(79,242)	(139,949)	(262)	(219,453)	(153,002)	(62,842)	(215,844)	(478,291)	(72,548)	(550,839)
Income tax expense (benefit)	2,108	—	—	2,108	(41,323)	(3,619)	(44,942)	(160,831)	197	(160,634)

Net income (loss)	$(81,350)	$(139,949)	$(262)	$(221,561)	$(111,679)	$(59,223)	$(170,902)	$(317,460)	$(72,745)	$(390,205)

Net income (loss) per basic and diluted share	$(0.81)	$(1.39)	$0.00	$(2.20)	$(1.12)	$(0.60)	$(1.72)	$(3.20)	$(0.74)	$(3.94)

Basic and diluted weighted-average shares outstanding				100,919			99,537			99,081

We reported a net loss of $221.6 million, or $2.20 per share on a fully diluted basis, for fiscal 2011, compared with a net loss of $170.9 million, or $1.72 per share, for fiscal 2010. The increase in the net loss year-over-year is attributable to the consolidation of the securitization trusts, which reported a net loss of $139.9 million in fiscal 2011. This net loss included $146.0 million of loss from the NCSLT Trusts and $6.1 million of net income, or $0.06 per diluted share, from the GATE Trusts. Our Education Financing segment reduced its net loss for fiscal 2011, which is discussed in greater detail in our discussion of our Education Financing segment under “—Education Financing,” below.

With respect to our Education Financing segment, the net loss improved by $30.3 million from $111.7 million for fiscal 2010 to $81.4 million for fiscal 2011. The following impacted the results of our Education Financing segment:

•

A decrease of $69.7 million in non-interest expenses. Non-interest expenses declined primarily as a result of recognizing no losses on education loans held for sale in fiscal 2011 versus losses of $63.6 million in fiscal 2010. Also impacting the decline in non-interest expenses were lower general and administrative expenses, primarily as a result of a decrease in occupancy, equipment and depreciation costs of $10.4 million, and lower compensation and benefits expenses of $4.8 million, partially offset by an increase of $10.4 million in expenses related to TMS, which was acquired in mid-fiscal 2011.

•

A reduction of income tax benefit from $41.3 million recorded in fiscal 2010 compared to an expense of $2.1 million recorded in fiscal 2011. The tax benefit for fiscal 2010 reflected tax benefits that became available to FMD as a result of the enactment in November 2009 of the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, offset by accruals related to unrecognized tax benefits. Tax expense for fiscal 2011 primarily reflected accruals related to unrecognized tax benefits, offset by a decrease in deferred tax liabilities.

•	A gain of $8.1 million recorded in the second quarter of fiscal 2011 pursuant to the Stipulation and the Modified Plan of Reorganization.

•

Total revenues decreased by $4.1 million. The decrease in revenues in fiscal 2011 was the result of a decline in net interest income of $3.5 million, an increase of $2.1 million in losses on trust updates for decreases in the estimated fair value of additional structural advisory fees and residuals, and a decrease of $7.6 million of asset servicing fees, offset by an increase of $9.2 million in administrative fees, primarily consisting of $12.9 million of revenues recorded by TMS.

We reported a net loss of $170.9 million, or $1.72 per share on a fully-diluted basis, for fiscal 2010, compared with a net loss of $390.2 million, or $3.94 per share, in fiscal 2009. The improvement from fiscal 2009 to fiscal 2010 was attributable to both an increase in revenues of $306.6 million, resulting from lower valuation reductions to service revenue receivables, and to lower non-interest expenses of $28.3 million, resulting from lower general and administrative expenses and lower losses on education loans held for sale. In addition, the net loss for fiscal 2010 reflected net losses of $59.2 million attributable to UFSB-SPV, which was deconsolidated on July 1, 2010.

With respect to our Securitization Trusts segment, the loss recorded for fiscal 2011 totaled $139.9 million. Total revenues for fiscal 2011 reflected net interest income of $264.2 million and a provision for loan losses of $421.3 million. Total non-interest expenses reflected general operating expenses of $45.8 million, partially offset by a gain on the fair value adjustment to additional structural advisory fees due to our Education Financing segment of $17.6 million.

The following sections provide more detail on the financial results of our reporting segments.

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. We partner with lenders to design and service school-certified loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis.

As of January 1, 2011, we began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through TMS. TMS is one of the largest U.S. providers of such services, operating in 48 states and serving over 700 schools. TMS provides students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options. We acquired TMS, formerly a division of KeyBank, on December 31, 2010. See Note 5, “Acquisition of TMS,” in the notes to our consolidated financial statements included in Item 8 of this annual report for information on the pro forma financial results of our operations including TMS as if the acquisition had occurred on July 1, 2009.

We offer clients the opportunity to outsource key components of their education financing programs to us by offering the following services:

•

Loan origination—We offer loan processing services to schools and lenders, from application intake through loan disbursement. We are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

•	Tuition payment plans—As of January 1, 2011, we have expanded our service offerings to include tuition planning, tuition billing and payment technology services for educational institutions.

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

Loan origination, portfolio management and trust administration services are each offered as an integrated part of our Monogram platform or on a stand-alone, fee-for-service basis. Tuition payment plans and asset servicing are offered on a stand-alone, fee-for-service basis.

Our Monogram platform enables a lender to customize some or all of our service offerings based on its particular needs, including its risk control and return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. Lenders may provide all loan repayment options to all applicants who pass the credit review or restrict repayment options based on applicants’ scores. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the education loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods and an increased percentage of borrowers making payments while in school, in each case when compared to loans generated under programs that we previously facilitated, as well as high cosigner participation rates. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenue and client base.

Development of our Monogram platform was completed in August 2009, and the first education loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with our initial three lenders’ Monogram-based loan programs, we have provided capital commitments to fund participation accounts or loss reserve accounts to serve as a first loss reserve for defaulted program loans. We have made initial deposits toward our capital commitments and agreed to provide periodic supplemental deposits, up to specified limits, during the terms of our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience is less than our funded amounts, we would be eligible to receive periodic releases of funds. The timing and amount of release are uncertain and vary among the lenders, and, in the case of Union Federal, may be subject to regulatory approval. As consideration for providing the capital commitments, we are entitled to receive a share of the interest generated on the loans. During fiscal 2011, we funded capital commitments in the amount of $8.5 million in support of our first two Monogram-based loan programs. As of September 8, 2011, we have funded $1.1 million in support of our Monogram-based loan programs for Union Federal, which was launched on June 30, 2011.

We also include in our Education Financing segment the financial results of our bank subsidiary, Union Federal. Union Federal is a federally-chartered thrift that since July 21, 2011 has been regulated by the OCC. Prior to July 21, 2011, Union Federal was regulated by the OTS. Union Federal offers residential and commercial mortgage loans and retail savings, money market and time deposit products. On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Federal Reserve.

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the Trust Certificate, which we sold in fiscal 2009.

Historically, the driver of our results of operations and financial condition for our Education Financing segment was the volume of education loans for which we provided outsourcing services from loan origination through securitization. Securitization refers to the technique of pooling education loans and selling them to a special purpose entity, typically a trust, which issues notes backed by those loans to investors. For our past securitization services, we are entitled over time to receive additional structural advisory fees and residual cash flows from certain securitization trusts. Prior period financial results for our Education Financing segment do not include the financial results of UFSB-SPV, which we deconsolidated effective July 1, 2010, and has been presented separately in “Deconsolidation and Eliminations” for segment reporting purposes.

The following table presents the results of operations and summary of changes for our Education Financing segment:

	Fiscal years ended June 30,			Change between periods
	2011	2010	2009	2011 - 2010	2010 - 2009
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,778	$6,993	$23,081	$(5,215)	$(16,088)
Interest expense	(1,037)	(2,755)	(6,146)	1,718	3,391

Net interest income	741	4,238	16,935	(3,497)	(12,697)
Provision for loan losses	(281)	(121)	(491)	(160)	370

Net interest income (loss) after provision for loan losses	460	4,117	16,444	(3,657)	(12,327)
Non-interest revenues:
Asset servicing fees	(4,160)	3,395	2,385	(7,555)	1,010
Additional structural advisory fees and residuals-trust updates	(19,019)	(16,962)	(340,452)	(2,057)	323,490
Administrative and other fees	29,948	20,749	23,586	9,199	(2,837)

Total non-interest revenues	6,769	7,182	(314,481)	(413)	321,663

Total revenues	7,229	11,299	(298,037)	(4,070)	309,336
Total non-interest expenses	94,583	164,301	180,254	(69,718)	(15,953)

Loss before other income and income taxes	(87,354)	(153,002)	(478,291)	65,648	325,289
Other income—gain from TERI settlement	8,112	—	—	8,112	—

Loss before income taxes	(79,242)	(153,002)	(478,291)	73,760	325,289
Income tax expense (benefit)	2,108	(41,323)	(160,831)	43,431	119,508

Net loss	$(81,350)	$(111,679)	$(317,460)	$30,329	$205,781

Net Interest Income

For fiscal 2011, net interest income after provision for loan losses declined to $460 thousand from $4.1 million in fiscal 2010. The decrease is a result of a net decrease in interest income of $5.2 million offset by a decrease in expense of $1.7 million. The decrease in net interest income in fiscal 2011 of $3.5 million reflects a decrease in our education loans held for sale following the sale of approximately 88% of Union Federal’s education loan portfolio in October 2009. Loans held for sale generated $4.9 million of interest income in fiscal 2010. To a lesser extent, we experienced a decline in interest expense, primarily on deposits, attributable both to lower interest rates and lower deposit volume. See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and rates earned and paid.

Net interest income after provision for loan losses decreased to $4.1 million in fiscal 2010 from $16.4 million in fiscal 2009, primarily as a result of a decrease in net interest income. Interest income from education loans held for sale decreased by $14.6 million in fiscal 2010, primarily as a result of the sale of approximately 88% of Union Federal’s education loan portfolio in October 2009, and lower interest rates on loans, cash and cash equivalents. Interest expense also decreased $3.4 million, principally as a result of lower deposit volume and rates paid on deposits and lower borrowing balances under the education loan warehouse facility in fiscal 2010.

Non-Interest Revenues

Non-interest revenues for our Education Financing segment includes asset servicing fees due from the third-party owner of the Trust Certificate, stand-alone fee-for-service revenues for loan origination, program support and other services due from unrelated third parties, and starting in fiscal 2011, fees related to our Monogram platform. Non-interest revenues for fiscal 2011 also included $12.9 million of revenues generated by TMS during the six months following the acquisition completed on December 31, 2010. In addition, non-interest revenues for our Education Financing segment included trust updates for additional structural advisory fee and residual receivables, as well as administration and other fees for services provided to securitization trusts that we facilitated, including those trusts that we consolidated effective July 1, 2010, prior to intercompany eliminations.

Non-Interest Revenues—Servicing Fees and Trust Updates

We record our service revenue receivables at fair value in our balance sheet. Asset servicing fee receivables represent the estimated fair value of service revenues earned as of our balance sheet date from the third-party owner of the Trust Certificate. Additional structural advisory fee and residual receivables represent the estimated fair value of service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. These trusts are primarily, but not limited to, the NCSLT Trusts.

In the absence of market-based transactions, we use level 3 cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Changes in the estimated fair value of receivables due, less cash received, from the consolidated securitization trusts are recorded as revenue or loss, which we refer to as trust updates. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our consolidated financial statements included in Item 8 of this annual report for a description of the significant observable and unobservable inputs used to develop our fair value estimates, which include, but are not limited to, recovery, default and prepayment rates, discount rate, and the forward LIBOR curve.

From a balance sheet perspective, our adoption of ASC 810, Consolidation, or ASC 810, requires that many of these service revenue receivables and related fee income be eliminated in consolidation but separately recorded in our segment reporting disclosures in our Education Financing segment.

Non-Interest Revenues—Asset Servicing Fees

In March 2009, we entered into the Asset Services Agreement with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support its ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee, based on the aggregate outstanding principal balance of the education loans owned by the Trusts, limited to the total cash flows expected to be generated by residuals. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts.

Our asset servicing fee receivables were $1.6 million, $5.8 million and $2.4 million at June 30, 2011, June 30, 2010 and June 30, 2009, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows.

During fiscal 2011 and 2010, we recorded $2.1 million and $6.9 million in fee income, respectively, which represented our estimate of the net present value of fees to be received for services specifically provided during those reporting periods.

For fiscal 2011, we recognized fee update losses of $6.2 million compared to fee update losses of $3.5 million for fiscal 2010. The lower fee income and higher fee update losses in fiscal 2011 reflect reductions in our estimates of the amount of residual cash flows to be paid to the third-party owner of the Trust Certificate, primarily due to a change in our assumed recovery rates on defaulted education loans. Fee update losses in fiscal 2010 reflect reductions in our estimates of the amount of residual cash flows, largely due to a change in our assumed default rates.

Asset servicing fees in fiscal 2009 of $2.4 million reflected only one fiscal quarter of fee income as a result of the Asset Servicing Agreement becoming effective for the last fiscal quarter in fiscal 2009.

Non-Interest Revenues—Additional Structural Advisory Fee and Residual Trust Updates

A significant portion of additional structural advisory fee and residual receivables are due from the securitization trusts consolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17, which are eliminated in consolidation but continue to be recognized by our Education Financing segment for segment reporting purposes.

The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables recognized by our Education Financing segment:

	Fiscal years ended June 30,			Change between periods
	2011	2010	2009	2011 - 2010	2010 - 2009
	(dollars in thousands)
Fair value, beginning of period:
Due from Securitization Trusts	$33,473	$—	$—	$33,473	$—
Due from off-balance sheet VIEs	1,203	55,130	113,842	(53,927)	(58,712)

Total additional structural advisory fee receivables, beginning of period	34,676	55,130	113,842	(20,454)	(58,712)
Cash received from trust distributions of off-balance sheet VIEs	(490)	(629)	(1,555)	139	926
Trust updates—Securitization Trusts	(17,579)	—	—	(17,579)	—
Trust updates—off-balance sheet VIEs	1,780	(19,825)	(57,157)	21,605	37,332

Fair value, end of period:
Due from Securitization Trusts	15,894	—	—	15,894	—
Due from off-balance sheet VIEs	2,493	34,676	55,130	(32,183)	(20,454)

Total additional structural advisory fee receivables, end of period	$18,387	$34,676	$55,130	$(16,289)	$(20,454)

The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Fiscal years ended June 30,			Change between periods
	2011	2010	2009	2011 - 2010	2010 - 2009
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from Securitization Trusts	$(17,579)	$—	$—	$(17,579)	$—
Due from off-balance sheet VIEs	1,780	(19,825)	(57,157)	21,605	37,332

Total additional structural advisory fee trust updates	(15,799)	(19,825)	(57,157)	4,026	37,332
Residuals:
Due from off-balance sheet VIEs	(3,525)	2,863	(283,295)	(6,388)	286,158
Due from Securitization Trusts	305	—	—	305	—

Total residual trust updates	(3,220)	2,863	(283,295)	(6,083)	286,158

Total trust updates—Education Financing	$(19,019)	$(16,962)	$(340,452)	$(2,057)	$323,490

Additional Structural Advisory Fees.    The decrease in the estimated fair value of our additional structural advisory fee receivables during fiscal 2011 was primarily related to the decreases in our net recovery rate assumptions at March 31, 2011. The changes to our assumptions reduced the estimated fair value of additional structural advisory fees due from consolidated securitization trusts by $17.6 million during fiscal 2011. For fiscal 2011, losses were partially offset by gains recorded earlier in the fiscal year related to a decrease in our discount rate assumptions and accretion for the passage of time.

Losses recorded during fiscal 2010 reflected increases to our discount rate and default rate assumptions, partially offset by a lower prepayment rate assumption. The changes in our assumptions resulted from enhancements we made in the third quarter of fiscal 2010 to the financial models that we use to estimate the fair value of our service revenue receivables. These enhancements provided for the inclusion of certain prospective macroeconomic factors in our default and prepayment assumptions for those education loans securitized in the Trusts. In addition, we developed the ability to provide performance information on a segmented basis rather than merely on a weighted-average basis. As a result, during fiscal 2010, we increased our projected overall end-point default rates, and decreased our overall projected prepayment rates, which had the effect of lengthening the term over which we are entitled to receive additional structural advisory fees. Due to the longer term of the fees, we determined that it was appropriate to apply a higher discount rate.

For fiscal 2009, we recorded losses for additional advisory fees–trust updates of $57.2 million reflecting an increase in the assumed discount rate, net default rates and auction rate note spreads, as well as a decrease in the forward LIBOR curve.

Residuals.    At June 30, 2011, Education Financing residual receivables were $9.6 million, of which $5.5 million was due from the GATE Trusts included in our Securitization Trusts segment and $4.1 million was due from off-balance sheet VIEs. We did not receive any cash distribution from any residual interest in fiscal 2011, fiscal 2010 or fiscal 2009.

Trust update losses of $3.2 million for fiscal 2011 reflected losses recorded in the first quarter due to the general performance of off-balance sheet VIEs, in part offset by gains in the second quarter and a decrease in the discount rate used for off-balance sheet VIEs for which the performance characteristics and shorter estimated weighted-average lives of the trusts indicated a lower discount rate was appropriate. Gains of $2.9 million for fiscal 2010 reflected a decrease in the discount rate from 17% to 16%, in addition to accretion and an increase in the forward LIBOR curve.

Trust update losses on residuals were $283.3 million for fiscal 2009. The loss reflected, in part, valuation adjustments primarily related to higher default and discount rate assumptions, higher interest rates on auction rate notes and a decrease in the forward LIBOR curve, partially offset by accretion for the passage of time and lower assumed prepayment rates. In addition, we recorded a loss of $134.5 million to reflect a reduction in the carrying value of trust residuals due to the sale of the Trust Certificate.

Non-Interest Revenues—Administrative and Other Fees

Administrative and other fees for fiscal 2011, fiscal 2010 and fiscal 2009 were $29.9 million, $20.7 million and $23.6 million, respectively. TMS revenue during fiscal 2011 largely offset declines in origination services not related to our Monogram platform during this period. Administrative and other fees for fiscal 2011 reflect $12.9 million of fee revenue from TMS operations. The remaining $17.0 million of fees for fiscal 2011 are primarily attributable to fees for trust administration and default prevention and management services provided to the securitization trusts facilitated by us, including $9.8 million of fees from our Securitization Trusts segment for fiscal 2011, as well as loan origination fees for services provided to unrelated third parties. The fee-based income excluding TMS was relatively consistent, representing a $3.7 million decline from fiscal 2010 to fiscal 2011. Fees in fiscal 2010 decreased by a net $2.9 million over fiscal 2009.

Non-Interest Expenses

The following table reflects non-interest expenses for our Education Financing segment:

	Fiscal years ended June 30,			Change between periods
	2011	2010	2009	2011 - 2010	2010 - 2009
	(dollars in thousands)
Compensation and benefits	$38,293	$43,096	$42,232	$(4,803)	$864
General and administrative expenses:
Third-party services	24,498	20,385	29,828	4,113	(9,443)
Depreciation and amortization	8,253	13,359	17,800	(5,106)	(4,441)
Occupancy and equipment	11,762	17,078	16,699	(5,316)	379
Servicer fees	660	895	1,052	(235)	(157)
Other	11,117	5,915	13,525	5,202	(7,610)

Total general and administrative expenses	56,290	57,632	78,904	(1,342)	(21,272)
Losses on education loans held for sale	—	63,573	59,118	(63,573)	4,455

Total non-interest expenses	$94,583	$164,301	$180,254	$(69,718)	$(15,953)

Total number of full and part-time employees at fiscal year-end	346	227	231

Compensation and Benefits Expenses.    Compensation and benefits expenses decreased to $38.3 million in fiscal 2011 from $43.1 million in fiscal 2010. The decrease was primarily the result of lower stock-based compensation expense and lower incentive compensation offset by an increase in headcount. Headcount increased in fiscal 2011 as a result of the TMS acquisition. Compensation and benefits expenses increased to $43.1 million in fiscal 2010 from $42.2 million in fiscal 2009. The increase related to the higher cost of stock-based compensation for restricted stock units granted during the year, largely offset by the lower cost of benefits and lower severance costs.

General and Administrative Expenses.    General and administrative expenses decreased to $56.3 million in fiscal 2011 from $57.6 million in fiscal 2010. The decrease of $1.3 million is a result of lower depreciation and amortization expenses for certain fixed assets that were fully depreciated, and lower occupancy costs due to sub-lease losses recorded in the prior year and lower on-going rent expense in the current year, offset by an increase in expenses attributable to TMS.

In fiscal 2010, general and administrative expenses decreased by $21.3 million to $57.6 million, reflecting continued cost cutting and efficiency efforts. Expenses decreased across every category, except occupancy expense which reflected a charge related to unoccupied space in the amount of $5.6 million taken in fiscal 2010. Depreciation and amortization expenses decreased due to the retirement of certain fixed assets. Lower third party service costs reflect the reduced use of consultants and outside counsel as outstanding litigation was resolved. Other expenses decreased due to lower goodwill impairment charges and lower marketing expenses.

Losses on Education Loans Held for Sale.    We did not have any education loans held for sale during fiscal 2011. We recorded losses on education loans held for sale of $63.6 million in fiscal 2010, compared to $59.1 million in fiscal 2009. During the second quarter of fiscal 2010, Union Federal sold education loans held for sale to an unaffiliated third party for $121.6 million. We recorded an unrealized loss of $123.9 million during the first quarter of fiscal 2010 on all education loans held for sale based on the price we received from a third party for the loans.

In addition to the sale, we recorded additional net unrealized losses of $7.1 million during fiscal 2010. Our estimates of fair value of the education loans held for sale at June 30, 2010 were based on our cash flow model, which reflected increases in assumptions for default rates and lower recovery rates, similar to the deterioration in performance experienced by the securitization trusts we facilitated.

Other Income—Gain from TERI Settlement.    In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, which we refer to as the TERI Reorganization. Our Education

Financing segment recorded a gain of $8.1 million during fiscal 2011 due to resolution of certain matters related to the TERI Reorganization. This gain represented the forgiveness of notes payable and other liabilities, and cash distributions from the liquidating trust under the Modified Plan of Reorganization.

June 30, 2011
Education Financing
(dollars in thousands)
Cash received in excess of recorded receivables	$3,091
Reversal of recorded liabilities	5,021

Total other income—gain from TERI settlement	$8,112

Income Taxes

Our effective income tax rate is calculated on a consolidated basis. The securitization trusts are considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trust entities themselves. As such, we record all income tax benefit or expense in our Education Financing segment.

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. The IRS has begun an audit of our tax returns for the taxable years 2007, 2008, 2009 and 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Item 3, “Legal Proceedings,” and Note 18, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ending between June 30, 2007 and June 30, 2010.

Income tax expense was $2.1 million in fiscal 2011, compared to an income tax benefit of $44.9 million in fiscal 2010 and an income tax benefit of $160.6 million in fiscal 2009. Due to enactment of the WHBAA, described below, we recorded an income tax benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer had any carryback to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of June 30, 2011, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating losses for fiscal 2011, and we recorded accruals related to unrecognized tax benefits. The lower overall benefit in fiscal 2010 when compared to fiscal 2009 was a result of lower pre-tax losses during fiscal 2010.

In November 2009, the WHBAA was signed into law. Under the WHBAA, we were permitted to carryback the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2011 and June 30, 2010. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Securitization Trusts

Results of operations for our Securitization Trusts segment include the 14 securitization trusts consolidated as of July 1, 2010. Financial results for our Securitization Trusts segment are only presented prospectively, as of the effective date of our adoption. Interest income, net of any amortization of loan acquisition costs, is generated on the education loan portfolios held by the consolidated securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration and default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties.

Our consolidated securitization trusts are managed in accordance with their applicable indentures, and their tangible assets are limited to cash, allowable investments, and education loan principal, as well as the related interest income receivables and recoverables on defaulted loans. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD.

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As a result, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were formerly subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of loans that were formerly TERI-guaranteed. Under the Modified Plan of Reorganization, which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. As a result, our Securitization Trusts segment recognized gains of $42.6 million, as more fully described in Note 22, “Other Income—Gain from TERI Settlement,” in the notes to our consolidated financial statements included in Item 8 of this annual report. The TERI Reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition and results of operations of our Securitization Trusts segment.

The following table reflects the financial results of our Securitization Trusts segment for fiscal 2011:

(dollars in thousands)
Revenues:
Net interest income:
Interest income	$327,160
Interest expense	(62,912)

Net interest income	264,248
Provision for loan losses	(421,346)

Net interest loss after provision for loan losses	(157,098)
Administrative and other fees	2,742

Total revenues	(154,356)
Total general and administrative expenses	28,180

Loss before gain from TERI settlement	(182,536)
Other income—gain from TERI settlement	42,587

Net loss	$(139,949)

Net Interest Income

For fiscal 2011, net interest income for our Securitization Trusts segment was $264.2 million. Net interest income from our Securitization Trusts segment is generated by education loans held to maturity and, to a lesser extent, interest earned on restricted cash and guaranteed investment contracts. Interest income on education loans held to maturity is primarily generated by variable rate loans, indexed to the one-month LIBOR rate, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of education loans, which are primarily variable rate notes indexed to the one-month LIBOR rate and, to a lesser extent, interest-only securities that bear a fixed interest rate based on contractual notional principal values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs and the proceeds from interest-only strips, using the effective interest method. See “—Liquidity and Capital Resources—Sources and Uses of Liquidity—Long-term Borrowings” below and Note 15, “Long-term Borrowings,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information on the rates paid on long-term borrowings.

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

Provision for Loan Losses

We recorded a provision for loan losses of $421.3 million for fiscal 2011 for the education loans held by our Securitization Trusts segment. The allowance for loan losses is adjusted for credit losses through a charge to a provision for loan losses. See “—Financial Condition—Loans” below for a discussion of the allowance for loan losses and the implied credit quality of the related loans.

General and Administrative Expenses

The following table presents general and administrative expenses for fiscal 2011:

(dollars in thousands)
General and administrative expenses:
Additional structural advisory fees—trust updates (due to Education Financing)	$(17,579)
Trust administration and default prevention and collections management fees (due to Education Financing)	9,823
Servicer fees	24,510
Trust collection costs and other trust expenses	11,426

Total general and administrative expenses	$28,180

The consolidated securitization trusts carry liabilities for additional structural advisory fees due to our Education Financing segment at fair value in our balance sheet before elimination entries. General and administrative expenses for fiscal 2011 reflect a gain of $17.6 million due to the reduction in the estimated fair value of the liability for additional structural advisory fees payable. The decrease in the fair value of the liability is primarily attributable to the lower net recovery rate assumptions for defaulted education loans. This gain and the loss recorded in revenues by our Education Financing segment are eliminated in consolidation. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our consolidated financial statements included in Item 8 of this annual report for a discussion of the determination of additional structural advisory fees—trust updates.

Trust administration fees are based on the volume of education loans outstanding. Our Securitization Trusts segment recognizes default prevention and collections management expenses based, in part, on the actual expenses incurred by our subsidiary FMER, in its capacity as special servicer, and in part on the dollar volume of education loans outstanding. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts, and FMER’s financial results are included in our Education Financing segment. Servicer fees are based on the dollar volume of education loans outstanding. Trust collection costs vary with the collection activities pursued on defaulted loans. Other securitization trust expenses are generally fixed indenture costs.

Other Income—Gain from TERI Settlement.    Our Securitization Trusts segment recorded gains during fiscal 2011 as a result of the resolution of certain matters related to the TERI Reorganization. These gains represented the transfer of assets to the trusts in excess of their recorded receivables, the forgiveness of guaranty fees and other liabilities and cash distributions from the liquidating trust under the Modified Plan of Reorganization.

June 30, 2011
Securitization Trusts
(dollars in thousands)
Cash received in excess of recorded receivables	$30,834
Reversal of recorded liabilities	11,753

Total other income—gain from TERI settlement	$42,587

Eliminations and Deconsolidation

For fiscal 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17. For fiscal 2010, the revenues and expenses included in “Deconsolidation and Eliminations” for segment reporting purposes represented the financial results of UFSB-SPV, as well as related adjustments to deferred tax assets and intercompany eliminations that were recorded due to consolidation of UFSB-SPV in prior periods. The financial results of UFSB-SPV have been separately presented in “Deconsolidation and Eliminations” for segment reporting purposes to allow for comparability between periods.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of this annual report. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

•

The nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	The impact of the estimates and assumptions on our financial condition or operating performance is material.

We have discussed our accounting policies with the Audit Committee of our Board of Directors. As a result of our adoption of new accounting pronouncements in the first quarter of fiscal 2011, we re-evaluated which policies were deemed to be critical accounting policies. We determined that our judgments and estimates regarding the following constitute critical accounting policies:

•	Whether or not to consolidate the financial results of a VIE;

•	Allowance for loan losses and the related provision for loan losses;

•	Recognition of interest income on delinquent and defaulted loans;

•	Recognition of asset servicing fees and trust updates to our service revenue receivables;

•	The determination of goodwill and intangible asset impairment; and

•	Income taxes.

Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating intercompany accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing education loans that we facilitated because each of the securitization trusts met the criteria to be a QSPE, as defined by ASC 860-40. Prior to July 1, 2010, a QSPE was exempt from consolidation.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for a QSPE from ASC 810. ASU 2009-17 updated ASC 810 to require that enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is an enterprise that has both:

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

In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of a VIE is appropriate, as opposed to the trigger-based assessment under previous guidance. As a result, we continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE. Our determination to consolidate or deconsolidate VIEs may lead to increased volatility in our financial results and make comparisons between time periods challenging.

In addition to monitoring each consolidated VIE, we monitor our involvement with 19 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods.

ASU 2009-16 and ASU 2009-17 were applied through a cumulative-effect adjustment to the opening balance of accumulated deficit at the effective date. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All intercompany transactions were eliminated. See Note 4, “Consolidation,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Effective with our consolidation of VIEs, our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from the consolidated VIEs, but continues to reflect such fees due from other off-balance sheet VIEs. We do not recognize gains or losses related to the residual receivables due from the three consolidated GATE Trusts in our consolidated statement of operations, but we do recognize revaluation gains and losses on residual receivables from each off-balance sheet VIE.

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

Education Loans Held to Maturity and the Related Allowance for Loan Losses, Provision for Loan Losses and Charge-Offs

We maintain an allowance for loan losses at an amount believed to be sufficient to absorb probable credit losses inherent in our portfolios of loans held to maturity at our balance sheet date, based on a one year loss confirmation period. The allowance for loan losses is increased through charges to the provision for loan losses in our statement of operations, and reduced by net charge-offs of loans deemed uncollectible. Inherent credit losses include losses for loans in default that have not been charged-off and loans that are probable of default, less any amounts expected to be recoverable from a borrower or a third party, over the confirmation period.

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our balance sheet date to ultimately default and be charged-off. The estimate used in the calculation of the allowance for education loan losses is subject to a number of assumptions, including default and recovery rates, the effect of basic forbearance and alternative payment plans available to borrowers and the appropriateness of assessing both quantitative and qualitative factors. These assumptions are principally the same as those used for the estimated fair value of our service revenue receivables, as described more fully below under “—Service Revenue Receivables and the Related Revenues—Education Loan Performance and Other Assumptions.” These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective beginning the second quarter of fiscal 2011, we began charging-off an education loan in the month immediately subsequent to the month in which it becomes 180 days past due. During the first quarter of fiscal 2011, based on the guaranty claims process for TERI-guaranteed loans, we charged-off an education loan in the month immediately subsequent to the month in which it became 270 days past due. Following the rejection by TERI of its guaranty agreements under the Modified Plan of Reorganization, we modified our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

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

We place education loans held to maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest, and previously recorded but unpaid interest is reversed and charged against interest revenues. For education loans on non-accrual status but not yet charged-off, we recognize interest revenues on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and recommence recognizing interest revenues. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

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

We recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the education loans, but before we actually received payment, as these revenues were deemed to be earned at the time of the securitization. These amounts were deemed earned at securitization because (i) evidence of an arrangement existed, (ii) we provided the services, (iii) the fee was fixed and determinable based upon a discounted cash flow analysis, and (iv) there were no future contingencies or obligations due on our part. On a quarterly basis, we update our estimate of the fair value of these receivables as if they are investments in securities classified as trading. We recognize changes in fair value, less cash received, if any, as trust updates in servicing revenues in the period in which the change in estimate occurs.

Education Loan Performance and Other Assumptions

Because there are no quoted market prices for our service revenue receivables, we use discounted cash flow modeling techniques and the following key assumptions to estimate fair value:

•	Expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance programs and alternative payment plans;

•	Expected amount and timing of recoveries of defaulted education loans;

•	Discount rate, which we use to calculate the present value of our future cash flows;

•	Trend of interest rates over the life of the loan pool, including the forward LIBOR curve and expected auction rates, if applicable;

•	Annual rate and timing of education loan prepayments; and

•	Fees and expenses of the securitization trusts.

We base our estimates on certain macroeconomic indicators and our historical experience adjusted for specific product and borrower characteristics such as loan type and borrower creditworthiness. We monitor trends in education loan performance over time and make adjustments we believe are necessary to value properly our service revenue receivables at each balance sheet date. Management’s ability to determine which factors should be more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our loan performance assumptions and projections, can have a material effect on our valuations. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our consolidated financial statements included in Item 8 of this annual report for information on the assumptions used in our estimates of fair value.

Review of Goodwill and Intangible Assets for Impairment

On December 31, 2010, we completed our acquisition of the assets, liabilities and operations of TMS, formerly a division of KeyBank. The carrying amount of goodwill and intangible assets are $19.5 million and $23.0 million at June 30, 2011. Goodwill is required to be reviewed at least annually for impairment. Intangible assets acquired consist of customer lists, technology, and tradename. The values of these intangible assets were estimated using valuation techniques based on discounted cash flow analysis. These intangible assets are being amortized over the period the assets are expected to contribute to our cash flows. These intangible assets are subject to impairment tests in accordance with GAAP, generally, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable.

We evaluate goodwill for impairment by comparing the fair value of the operations of TMS to its carrying value, including goodwill. If the fair value of TMS exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any.

There are significant judgments involved in determining the fair value of TMS, including assumptions regarding the estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts, the value of other intangible assets, as well as assumptions regarding what we believe a third party would be willing to pay for all of the assets and liabilities of TMS. The calculation also requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and an appropriate control premium to apply to arrive at a final fair value. Since the business is not publically traded, and often there is not comparable market data available, there is a higher degree of judgment applied and the use of cash flows is weighted more heavily than the use of market multiples. In the event that we determine that our goodwill or intangible assets are impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. For fiscal 2011, we recorded no goodwill impairment. We evaluated goodwill for impairment at our annual impairment testing date of May 31.

Income Taxes

Certain areas of accounting for income taxes require management’s judgment, including determining the adequacy of liabilities for uncertain tax positions. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of liabilities for uncertain tax positions could vary materially from the amounts previously recorded.

Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our financial statements for which payment has been deferred, or a deduction taken on our tax return but not yet recognized as an expense in our financial statements.

Financial Condition

Cash, Cash Equivalents and Investments

We had combined cash, cash equivalents, federal funds sold, short-term investments and investments available for sale of $278.4 million and $385.5 million, at June 30, 2011 and June 30, 2010, respectively. Of this total, FMD and its non-bank subsidiaries held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $213.6 million with highly-rated financial institutions at June 30, 2011. Union Federal held a total of $64.8 million in interest-bearing and non-interest-bearing deposits and money market funds with highly-rated financial institutions, federal funds sold and investments in federal agency mortgage-backed securities at June 30, 2011. Assets of Union Federal are subject to restrictions on the payment of dividends without prior approval from the OCC, as successor to the OTS.

The decrease in cash and cash equivalents of $113.7 million in fiscal 2011 is largely attributable to a $48.2 million decrease in deposits at Union Federal, the acquisition of TMS for $47.0 million, and the funding of our operations, which were partially offset by $45.1 million in federal income tax refunds. See “—Liquidity and Capital Resources” below for additional information.

Restricted Cash and Guaranteed Investment Contracts

At June 30, 2011, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by consolidated securitization trusts of $127.7 million, restricted cash held by TMS of $121.1 million and restricted cash held by FMD and its other non-bank subsidiaries of $3.6 million. The use of cash and investments held by securitization trusts is restricted to making payments for trust expenses, interest payments and principal paydowns on the debt of the particular trust holding the cash and guaranteed investment contracts, and is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each trust is subject to the investment guidelines established in the applicable indenture. Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. The cash is held in trust on behalf of our clients in a highly-rated depository institution. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients and undistributed loan proceeds. These funds are maintained in segregated bank accounts with highly-rated depository institutions. We classify changes in the balances of restricted cash and guaranteed investment contracts as investing activities in our consolidated statement of cash flows.

Investments Available for Sale

Investments classified as available for sale are reported at fair value at our balance sheet date. Available for sale investments consisted of mortgage-backed federal agency securities held by Union Federal, with gross unrealized gains of $281 thousand and $263 thousand at June 30, 2011 and June 30, 2010, respectively, recognized in other comprehensive income, a component of stockholders’ deficit.

Loans

At June 30, 2011, we classified all education loans and substantially all mortgage loans as held to maturity. At June 30, 2010, our consolidated financial statements included a portfolio of education loans held for sale by UFSB-SPV, which was deconsolidated effective July 1, 2010 in connection with our adoption of ASU 2009-16 and ASU 2009-17.

The net carrying value of loans consisted of the following, as of the dates indicated:

	June 30,
	2011	2010
	(dollars in thousands)
Education loans held to maturity	$6,945,304	$391
Mortgage loans held to maturity	6,417	8,118
Education loans held for sale—UFSB-SPV	—	105,082

Education Loans Held to Maturity

Almost all education loans held to maturity at June 30, 2011 were held by the 14 securitizations trusts that we consolidated effective July 1, 2010. Through the securitization process, these special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the loans held by our Securitization Trusts segment are held by the NCSLT Trusts and were formerly guaranteed by TERI. Generally, the GATE Trusts hold education loans that were not guaranteed by TERI, but benefit from other credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

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

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	June 30,
	2011	2010
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$7,130,599	$25,195
Net unamortized loan acquisition costs and origination fees	265,720	—

Gross loans outstanding	7,396,319	25,195
Allowance for loan losses	(451,015)	(24,804)

Education loans held to maturity, net of allowance	$6,945,304	$391

Principal outstanding of loans serving as collateral for long-term borrowings	$7,129,263	$—

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held to maturity:

	Fiscal year ended June 30, 2011
	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$25,195	$(24,804)	$391
Cumulative effect of a change in accounting principle (consolidation of securitization trusts)	8,118,622	(517,804)	7,600,818

Balance, beginning of period after cumulative effect	8,143,817	(542,608)	7,601,209
Receipts of principal from borrowers	(343,626)	—	(343,626)
Interest capitalized on loans in deferment and forbearance	142,901	—	142,901
Amortization of loan acquisition costs and origination fees	(34,121)	—	(34,121)
Interest capitalized on defaulted loans	21,002	(21,002)	—
Provision for loan losses	—	(421,059)	(421,059)
Net charge-offs:
Charge-offs	(564,631)	564,631	—
Recoveries on defaulted loans	30,977	(30,977)	—

Net charge-offs	(533,654)	533,654	—

Balance, end of period	$7,396,319	$(451,015)	$6,945,304

We use the following terms to describe borrowers’ payment status:

In School/Deferment.    Under the terms of a majority of the education loans held by our securitization trusts, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

Forbearance.    Under the terms of the education loans, a borrower may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

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

In repayment.    We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made.

Over the last twelve months, we have seen a decline in the balance of education loans in deferment from $1.59 billion, or 20.3% of gross loan principal outstanding at July 1, 2010, to $719.3 million, or 10.1% at June 30, 2011. Loans in basic forbearance have declined from $380.0 million to $321.0 million over the same period.

The following table provides additional information on the status of education loans outstanding:

	June 30, 2011
		As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$320,973	4.5%
In school/deferment	719,290	10.1
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	89,165	1.2
In default: >180 days past due, but not charged-off	54,089	0.8

Total gross loan principal outstanding	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	77,233	1.1
End of period allowance as a percentage of gross loan principal outstanding	6.3%

(1)	At June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $1.34 billion were making reduced payments under alternative payment plans.

The following table provides additional information about education loans held to maturity at our balance sheet date:

Fiscal year ended June 30, 2011
(dollars in thousands)
Average gross loan principal outstanding	$7,496,675
Average loan principal in repayment, including alternative payment plans	5,961,281
Ratios(1):
Net charge-offs as a percentage of average loan principal outstanding(2)	5.8%
Net charge-offs as a percentage of average loan principal in repayment(2)	7.3
Non-accrual and past due loan principal as a percentage of average loan principal in repayment	3.7

(1)	Ratios for the twelve months ended June 30, 2011 are on an annualized basis.

(2)	Charge-off ratios for the twelve months ended June 30, 2011 exclude charge-offs of $22.9 million recorded in the first quarter of fiscal 2011 that relate to charge-offs that would have been recorded in fiscal 2010 if we had adopted our charge-off policy in that fiscal year. Charge-off ratios for the twelve months ended June 30, 2011 also exclude $75.6 million of charge-offs recorded in the second quarter of fiscal 2011 that resulted from the change in our charge-off policy. We began charging off at 180 days rather than 270 days in the second quarter of fiscal 2011. Including the $75.6 million of charge-offs recorded in the second fiscal quarter and the $22.9 million of charge-offs recorded in the first fiscal quarter, the net annualized charge-offs as a percentage of average loan principal in repayment would have been 9.0% for the twelve months ended June 30, 2011.

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults. We also utilize risk segments for the NCSLT Trusts. The education loans in this portfolio are scored and placed into three segments using our propriety risk score modeling, origination data and additional credit bureau information made available at origination. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

At June 30, 2011, the allowance for loan losses included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $54.1 million. In addition, we established a general allowance of $396.9 million for estimated projected defaults, net of recoveries and third party guarantees, for the twelve months following our balance sheet date, which we refer to as the confirmation period. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables. We based our default and recovery curves on macroeconomic indicators and our historical observations. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our consolidated financial statements included in Item 8 of this annual report for more information on default and recovery rates.

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

Mortgage Loans Held to Maturity

Through our bank subsidiary, Union Federal, we carry a held-to-maturity portfolio of mortgage loans. We maintain an allowance for loan losses for our mortgage loan portfolio held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans less than 30 days past due based upon certain characteristics attributable to the collateral. A mortgage loan for which we have foreclosed on the property and the related allowance is reclassified to other real estate owned, a component of other assets, and is carried at estimated net realizable value. We do not have any mortgage loan greater than 90 days past due that is accruing interest.

Goodwill & Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. We amortize core deposit intangible assets of Union Federal over five years. We record amortization in general and administrative expenses.

The customer list intangible asset at June 30, 2011 related to educational institutions with which TMS had existing tuition programs in place as of December 31, 2010 that were not sold as part of the sale to FACTS Management of a portion of K-12 school contracts on June 30, 2011, as described further below. The tradename intangible asset related to the name and reputation of TMS in the tuition payment management industry. Intangible assets attributable to technology represented the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill represented the value ascribed to the business that cannot be separately ascribed to a tangible or intangible asset.

Our acquisition of TMS was completed on December 31, 2010, and, accordingly, our consolidated statements of operations for the three and six months ended December 31, 2010 did not reflect any income or expense from the operations of TMS. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to FACTS Management for a purchase price up to $6.9 million. As a result of the sale, we reduced goodwill and intangible assets allocable to the transaction in the aggregate amount of approximately $6.7 million. Concurrently with the sale, TMS entered into a transition services agreement with FACTS Management to service the school contracts sold through the 2011-2012 academic year. As a result of the transition services agreement, we recorded a loss on the sale of $945 thousand.

Contractual Obligations

Our consolidated contractual obligations include commitments under operating leases and the long-term borrowings of the consolidated securitization trusts. Contractual obligations no longer include the education loan warehouse facility of UFSB-SPV, which was deconsolidated effective July 1, 2010, upon our adoption of ASU 2009-16 and ASU 2009-17.

The following table below summarizes our contractual cash obligations by period at June 30, 2011:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Long-term borrowings(1)	$8,273,140	$25,082	$20,083	$—	$8,227,975
Operating lease obligations(2)	$32,574	$9,724	$17,081	$4,361	$1,408

Total contractual obligations	$8,305,714	$34,806	$37,164	$4,361	$8,229,383

(1)	Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt and not to any other securitization trusts, FMD, its operating subsidiaries or the originating lenders or their assignees. The debt obligations are shown in the period corresponding to their original scheduled maturity.

(2)	For additional information on our operating leases, see Item 2, “Properties” in this annual report. We sublease 90,049 square feet of our Boston, Massachusetts (St. James Avenue) location. We expect to collect $7.6 million in sublease revenue over the term of this sublease. On June 10, 2011, we entered into a sublease agreement, effective July 1, 2011, reducing our rented space at our corporate headquarters in Boston, Massachusetts (Boylston Street) by 27,587 square feet. We expect to collect $2.7 million in sublease revenue over the term of this sublease. In addition, effective July 1, 2011, we entered into an amendment to reduce our rented space in our Medford, Massachusetts location by approximately 9,000 square feet, which results in a savings of $1.0 million over the term of the lease. The contractual obligations table does not reflect any sublease revenues from the subleases of our Boston locations or savings from the reduction in our rented space in Medford, Massachusetts.

Total Stockholders’ Equity (Deficit)

Effective July 1, 2010, upon our adoption of ASU 2009-16 and ASU 2009-17, we recorded a decrease to opening retained earnings of $880.1 million as the cumulative effect of a change in accounting principle. This amount represented the net deficit attributable to the 14 consolidated securitization trusts, including $979.0 million for the NCSLT Trusts, as well as the reversal of residual interests recognized in prior periods for entities consolidated, partially offset by deconsolidation of the net deficit of UFSB-SPV and the reversal of certain related deferred tax assets and related valuation allowances. Total stockholders’ equity at June 30, 2011 included in accumulated deficit the deficit of the NCSLT Trusts of $1.13 billion, which will never be realized by our stockholders because we have no ownership interest in these trusts.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts.

The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges. See “—Application of Critical Accounting Policies and Estimates—Consolidation” above for a discussion of our determination to not consolidate these securitization trusts as of June 30, 2010 and the impact new accounting standards had on our determination to consolidate certain of these trusts and deconsolidate UFSB-SPV effective July 1, 2010.

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income and rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Fiscal years ended June 30,
	2011			2010			2009
	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate(1)
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$261,673	$551	0.21%	$317,524	$598	0.19%	$114,507	$970	0.88%
Short-term investments and federal funds sold	52,191	269	0.52	39,400	204	0.52	44,852	469	1.05
Interest-bearing restricted cash and guaranteed investment contracts	164,349	393	0.24	—	—	—	—	—	—
Investments available for sale	3,763	181	4.81	6,542	328	5.01	74,338	1,582	2.93
Education loans held for sale	—	—	—	343,436	20,974	6.11	507,889	38,646	7.61
Education loans held to maturity	7,805,859	327,232	4.18	18,534	395	2.13	—	—	—
Mortgage loans held to maturity	8,050	355	4.40	8,984	530	5.89	10,727	575	5.36

Total interest-earning assets	8,295,885	328,981	3.95	734,420	23,029	3.14	752,313	42,242	5.80
Non-interest-bearing cash	1,492			3,738			1,248
Allowance for loan losses and lower of cost or fair value adjustments	(492,102)			(181,576)			(64,834)
Other assets	258,722			111,928			356,147

Total assets	$8,063,997			$668,510			$1,044,874

Liabilities:
Time and savings account deposits	$48,537	468	0.96%	$93,545	1,429	1.53%	$130,183	3,885	2.98%
Money market account deposits	20,121	150	0.74	45,053	651	1.45	48,076	1,419	2.95
Education loan warehouse facility	—	—	—	226,975	10,403	4.58	244,042	10,993	4.50
Other short-term borrowings	—	—	—	—	—	—	22,194	128	0.58
Other interest-bearing liabilities	7,531	419	5.56	12,245	675	5.51	12,141	714	5.88
Long-term borrowings	8,627,727	62,912	0.73	—	—	—	—	—	—

Total interest-bearing liabilities	8,703,916	63,949	0.74	377,818	13,158	3.48	456,636	17,139	3.75
Non-interest-bearing deposits	34			852			3,482
All other liabilities	116,027			27,992			11,936

Total liabilities	8,819,977			406,662			472,054
Stockholders’ equity (deficit)	(755,980)			261,848			572,820

Total liabilities and stockholders’ equity	$8,063,997			$668,510			$1,044,874

Total interest-earning assets	$8,295,885			$734,420			$752,313

Net interest income		$265,032			$9,871			$25,103

Net interest margin			3.19%			1.34%			3.34%

(1)	In fiscal 2009, we invested in certain cash equivalents and investments securities that are tax-exempt. Taxable-equivalent rates are a method of presentation in which the tax savings achieved by investing in tax-exempt securities are included in interest revenue for purposes of calculating the yield. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%.

Analysis of changes in net interest income

	From 2011 to 2010 due to change in			From 2010 to 2009 due to change in
	Volume	Rate	Net change	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(118)	$71	$(47)	$1,720	$(2,092)	$(372)
Short-term investments and federal funds sold	66	(1)	65	(200)	(65)	(265)
Interest-bearing restricted cash and guaranteed investment contracts	393	—	393	—	—	—
Investments available for sale	(134)	(13)	(147)	(1,442)	188	(1,254)
Education loans held for sale	(20,974)	—	(20,974)	(12,514)	(5,158)	(17,672)
Education loans held to maturity	326,455	382	326,837	395	—	395
Mortgage loans held to maturity	(41)	(134)	(175)	(93)	48	(45)

Total interest income			305,952			(19,213)

Time and savings account deposits	(435)	(526)	(961)	(1,093)	(1,363)	(2,456)
Money market account deposits	(185)	(316)	(501)	(89)	(679)	(768)
Education loan warehouse facility	(10,403)	—	(10,403)	(769)	179	(590)
Other short term borrowings	—	—	—	(128)	—	(128)
Other interest-bearing liabilities	(262)	6	(256)	6	(45)	(39)
Long-term borrowings	62,912	—	62,912	—	—	—

Total interest expense			50,791			(3,981)

Net (decrease) increase in net interest income			$255,161			$(15,232)

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of sources and uses of cash on a GAAP basis as presented in our consolidated statements of cash flows included in our consolidated financial statements included in Item 8 of this annual report. We also use a non-GAAP financial metric, “net operating cash usage” when evaluating our cash and liquidity position, discussed in detail under “—Non-GAAP Measure: Net Operating Cash Usage” below.

Net cash provided by operating activities for fiscal 2011 was $226.5 million, compared with cash provided by operating activities of $268.6 million for fiscal 2010. During the second quarter of fiscal 2011, we received $45.1 million in tax refunds as a result of our ability to carryback taxable losses from either fiscal 2009 or fiscal 2010 for five years instead of two years due to the enactment of the WHBAA. In addition, our Securitization Trusts segment received $136.4 million in distributions from TERI. These cash inflows were partially offset by our funding of $8.5 million to participation accounts during fiscal 2011 as we began processing education loans based on our Monogram platform. Cash provided by operating activities for fiscal 2010 reflected the receipt of tax refunds of $189.3 million and $121.6 million of proceeds from the sale of Union Federal’s education loans held for sale.

We anticipate continuing to receive administrative and other fees related to our daily management and information gathering and reporting services for parties related to securitization trusts. We also expect to receive fees related to loan origination and portfolio management services to other clients, and fees related to Monogram-based loan programs. Starting January 1, 2011, we also began to receive fees related to the operations of TMS. We believe that these fees, as well as management of our expenses, coupled with our significant cash, cash equivalents and investments, will be adequate to fund our operations in the short term as we seek to expand our client base over the short and long term. While we believe that we may be successful in completing negotiations with respect to the sale of our Monogram platform to additional lenders, we are uncertain as to how much loan volume may be originated by current or any such additional lenders in the future.

Cash provided by investing activities of $339.3 million for fiscal 2011 was primarily due to $343.6 million in principal collections on education loans and a decrease of $71.1 million in restricted cash, partially offset by the net $47.0 million of cash used for our acquisition of the assets, liabilities and operations of TMS and the payment of $25.1 million of restricted funds due to clients. Cash used in investing activities of $44.5 million for fiscal 2010 was primarily due to a net $50.0 million of cash invested in short-term investments.

Cash used in financing activities was $679.5 million during fiscal 2011, primarily reflecting the principal paydowns on long-term borrowings by securitization trusts of $629.5 million. In addition, deposit volumes decreased $48.2 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal as we better aligned deposit rates to the yields available on Union Federal’s assets. In connection with the completion of our review of strategic alternatives for Union Federal, we ceased our deposit reduction strategy during the third quarter of fiscal 2011. Cash used in financing activities of $64.3 million for fiscal 2010 reflected decreases in the volume of deposits and payments under capital leases and borrowings under the education loan warehouse facility.

The OCC, as successor to the OTS, regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s board of directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Act, or FDIA, an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA).

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal and TMS, and capital expenditures;

•	The extent to which our services and products, including Monogram-based loan programs, gain market share and remain competitive at pricing favorable to us;

•	The amount and timing of receipt of revenues from our Monogram-based loan program, which is dependent on, among other things, the amount of loan volume our clients are able to generate;

•	The extent to which we fund participation accounts or contribute to credit facility providers in connection with our Monogram platform;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions FMD may make to Union Federal;

•

The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in adjustments to tax refunds previously received in connection with our sale of the Trust Certificate;

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

•	The results of litigation pending before the ATB relating to state tax returns for fiscal 2004 to fiscal 2006; and

•	The timing, size, structure and terms of acquisitions, if any.

Liquidity is required for capital expenditures and business acquisitions, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, capital commitments provided in connection with Monogram-based loan programs and maintaining the regulatory capital of our bank subsidiary, Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans and residual receivables on our balance sheet, to change our fee structure and to add new products and reduce our overhead expenses. See “—Executive Summary—Business Trends, Uncertainties and Outlook,” above for an expanded description of actions taken by us since fiscal 2009 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends and repurchases of our common stock for the foreseeable future.

Fiscal 2010 and fiscal 2011 have generated positive operating cash flow. Our liquidity and capital resources are impacted by our consolidated obligations to fund the deposits of Union Federal, tuition payments of TMS, and long-term borrowings of the securitization trusts.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at June 30, 2011:

(dollars in thousands)
Within three months	$5,620
Three to six months	1,587
Six months to twelve months	3,483
Greater than twelve months	613

Total time deposits >$100 thousand	$11,303

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. In addition, we have cash on our balance sheet that represents recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us) and undisbursed education loan proceeds for our loan origination clients. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts and are not available for our use. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

Education Loan Warehouse Facility

The education loan warehouse facility is an obligation of UFSB-SPV, a VIE which was reflected in our consolidated financial statements for fiscal 2010 but deconsolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17. The education loan warehouse facility represented borrowings from a third-party conduit lender. Such borrowings were used to finance the purchase of education loans originated by Union Federal. Neither FMD nor Union Federal was a borrower or co-borrower under the facility. The facility has been structured to limit the conduit lender’s recourse to the assets of UFSB-SPV, which consist almost exclusively of the financed education loans.

Long-term Borrowings

The following table summarizes long-term borrowings as of June 30, 2011 that relate to the securitization trusts:

	June 30, 2011
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,426,360	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,444,265	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	107,350	+3.50	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	45,165	4.80 to 9.75		Monthly

Total long-term debt	$8,273,140

(1)	The averages of one-month LIBOR and three-month LIBOR for the three months ended June 30, 2011 were 0.21% and 0.29%, respectively. The averages of one-month LIBOR and three-month LIBOR for the twelve months ended June 30, 2011 were 0.26% and 0.33%, respectively.

(2)	Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When failed auctions occur, the notes bear interest at a spread over one-month LIBOR as specified in the applicable indenture, based on the ratings assigned to the notes by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.

(3)	Interest-only securities had a combined notional value of $1.32 billion at June 30, 2011, and have varying maturity dates from August 2011 to October 2012.

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

Borrowings Under Lines of Credit. At June 30, 2011, through Union Federal we had $12.1 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at June 30, 2011 or June 30, 2010.

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

Union Federal’s equity capital was $11.7 million at June 30, 2011, down significantly from $43.4 million at June 30, 2010, principally due to the payment in November 2010 of a cash dividend from Union Federal to FMD of $29.0 million, which was approved by the OTS. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of June 30, 2011 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

FMD is subject to regulation, supervision and examination by the Federal Reserve, as successor to the OTS, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC, as successor to the OTS. Prior to July 21, 2011, FMD’s primary federal regulator was the OTS and Union Federal’s primary federal regulators were the OTS and the FDIC.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines		June 30,
	Minimum	Well Capitalized	2011	2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	223.9%	124.8%
Total risk-based capital	8.0	10.0	225.2	125.5
Tier 1 (core) capital	4.0	5.0	15.5	27.9

Non-GAAP Measure: Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” and that was not prepared in accordance with GAAP. We define “net operating cash usage” to approximate cash requirements to fund our operations. “Net operating cash usage” is not directly comparable to our consolidated statement of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourage the use of, and emphasis on, non-GAAP financial metrics and require companies to explain why a non-GAAP financial metric is relevant to management and investors.

Management and our Board of Directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. This non-GAAP financial measure is also used by us in our financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our quarterly and annual results, including our non-interest expenses and year-end liquidity position, particularly in light of dislocations in the education loan industry and the capital markets that have affected us. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how investors, analysts and financial news media may evaluate our financial results.

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

“Net operating cash usage” should be considered in addition to, and not as a substitute for, or superior to, financial information prepared in accordance with GAAP. Net operating cash usage relates solely to our Education Financing segment, and excludes the effects of income taxes, acquisitions or divestitures, participation account funding and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss before income taxes, for fiscal 2011 and fiscal 2010, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Fiscal years ended June 30,
	2011	2010
	(dollars in thousands)
Loss before income taxes	$(219,453)	$(215,844)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	146,037	—
GATE Trusts	(5,826)	—
UFSB-SPV	—	62,842

Net loss before income taxes—Education Financing	(79,242)	(153,002)
Adjustments to net loss before income taxes—Education Financing:
Trust update losses—additional structural advisory fees and residuals:
Securitization Trusts segment	17,274	—
Off-balance sheet VIEs	1,745	16,962
Asset servicing fees	4,160	(3,395)
Non-cash gains from TERI settlements	(5,021)	—
Depreciation and amortization	8,253	13,359
Stock-based compensation expense	4,805	13,013
TMS deferred revenue	3,005	—
Cash receipts from education loans, net of interest income accruals	700	(1,960)
Cash receipts from trust distributions	490	629
Losses on education loans held for sale	—	63,573
Other	(3,850)	(294)

Non-GAAP net operating cash usage	$(47,681)	$(51,115)

Net operating cash usage for fiscal 2011 decreased by $3.4 million as compared to fiscal 2010. The improvement in cash flow usage in fiscal 2011 resulted from six months of TMS operations, which generated cash flow of $936 thousand and the overall reduction in general and administrative expenses.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is separately managed between our Education Financing segment and our Securitization Trusts segment. For a description of the activities that constitute our Education Financing segment and our Securitization Trusts segment, see Note 1, “Nature of Business,” in the notes to our consolidated financial statements included in Item 8 of this annual report.

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

Less than 7% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from June 30, 2011. Approximately 80% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from June 30, 2011. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we have begun lengthening the average maturities of our customer deposits, and have begun converting a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets.

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

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 66% of our mortgage loans have variable interest rates at June 30, 2011. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

The matching of the interest rate characteristics and duration of assets and liabilities mitigates interest rate risk with respect to net interest revenues. We frequently monitor these assumptions and their effect on the estimated fair value of service revenue receivables and net interest income. We believe that we have adequately addressed interest rate risks in our cash flow models.

Credit Risk

We manage cash, cash equivalents and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents, short-term investments and investments available for sale are invested with the Federal Reserve, in deposits and money market funds at highly-rated institutions or in U.S. government agency mortgage-backed securities.

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

Our assumptions regarding defaults and recoveries of securitized loans both on- and off-balance sheet affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows and our estimates of their fair value. See Note 11, “Service Revenue Receivables and Related Income,” in the notes to our consolidated financial statements included in Item 8 of this annual report. We believe that we have adequately addressed credit risks in our cash flow models.

Securitization Trusts

As a result of our adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes portfolios of education loans, restricted cash and guaranteed investment contracts and long-term borrowings that subject our results of operations to market risk. Our results of operations include interest income associated with securitized assets, a provision for loan losses and interest expense associated with the debt issued by the securitization trusts to third parties. Many aspects of market risk are mitigated by the design of the trusts established in the applicable indentures. Market risk is largely borne by the holders of the debt or the third-party owner of the residual interests of these trusts, and not by our stockholders, because we have no ownership interest in the majority of the trusts that we consolidate. The net deficit of the consolidated trusts included in our accumulated deficit is a non-cash adjustment that will reverse over the lives of these trusts or at such time as our variable interests in these trusts are fully satisfied or eliminated.

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

Credit Risk

Following our adoption of ASU 2009-16 and ASU 2009-17, our consolidated balance sheet includes the restricted cash and guaranteed investment contracts of the consolidated securitization trusts. Credit risk related to cash and investments is managed through the design of the trust. Cash may only be invested in allowable investments established in the applicable indentures, including U.S. Treasury obligations, or deposits, money market accounts or guaranteed investment contracts of highly-rated institutions. Trust administration performed by our Education Financing segment includes monitoring the placement of cash and investments in allowable investments established in the applicable indenture.

With respect to the education loans included in our Securitization Trusts segment, default prevention and collections management is performed on the trusts’ behalf by our FMER subsidiary in accordance with the applicable trust administration and special servicing agreements. Our portfolio management services for the securitization trusts, for a fee, puts us in a position to have power over activities impacting the economic performance of the trusts, which in turn is a significant factor in our determination to consolidate these trusts. We employ risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure provides us with data that enables comprehensive analytics, and we are able to customize collections strategies as needed to optimize loan performance. The financial results of FMER are included in our Education Financing segment.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4(a) to the consolidated financial statements, effective July 1, 2010, the Company changed its method of accounting for transfers of financial assets and consolidation of variable interest entities, due to the adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

September 8, 2011

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended June 30, 2011, 2010 and 2009

(dollars and shares in thousands, except per share amounts)

	2011	2010	2009
Revenues:
Net interest income:
Interest income	$328,981	$23,029	$42,242
Interest expense	(63,949)	(13,158)	(17,139)

Net interest income	265,032	9,871	25,103
Provision for loan losses	(421,627)	(121)	(491)

Net interest (loss) income after provision for loan losses	(156,595)	9,750	24,612
Non-interest revenues:
Asset servicing fees:
Fee income	2,082	6,901	2,350
Fee updates	(6,242)	(3,506)	35

Total asset servicing fees	(4,160)	3,395	2,385
Additional structural advisory fees and residuals—trust updates	(1,745)	(16,962)	(340,452)
Administrative and other fees	22,867	19,967	22,958

Total non-interest revenues	16,962	6,400	(315,109)

Total revenues	(139,633)	16,150	(290,497)
Non-interest expenses:
Compensation and benefits	38,293	43,096	42,232
General and administrative expenses	92,226	57,943	79,947
Loss on education loans held for sale	—	130,955	138,163

Total non-interest expenses	130,519	231,994	260,342

Losses before other income and income taxes	(270,152)	(215,844)	(550,839)
Other income—gain from TERI settlement	50,699	—	—

Loss before income taxes	(219,453)	(215,844)	(550,839)
Income tax expense (benefit)	2,108	(44,942)	(160,634)

Net loss	$(221,561)	$(170,902)	$(390,205)

Net loss per share:
Basic	$(2.20)	$(1.72)	$(3.94)
Diluted	(2.20)	(1.72)	(3.94)
Weighted-average shares outstanding:
Basic	100,919	99,537	99,081
Diluted	100,919	99,537	99,081

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

(dollars and shares in thousands, except per share amounts)

	2011	2010
ASSETS
Cash and cash equivalents	$217,367	$331,047
Short-term investments, at cost	50,000	50,000
Restricted cash and guaranteed investment contracts, at cost	252,396	1,026
Investment securities available for sale, at fair value	11,019	4,471
Education loans held for sale, at lower of cost or fair value	—	105,082
Education loans held to maturity, net of allowance of $451,015 and $24,804	6,945,304	391
Mortgage loans held to maturity, net of allowance of $882 and $367	6,417	8,118
Interest receivable	66,104	2,457
Deposits for participation interest accounts, at fair value	8,512	—
Service revenue receivables, at fair value	8,192	53,279
Income taxes receivable	—	7,665
Goodwill	19,548	—
Intangible assets, net of accumulated amortization	23,040	1,194
Other assets	44,018	16,830

Total assets	$7,651,917	$581,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$60,492	$108,732
Restricted funds due to clients	121,888	—
Accounts payable, accrued expenses and other liabilities	35,526	36,764
Income taxes payable	39,979	—
Net deferred tax liability	831	753
Education loan warehouse facility	—	218,059
Long-term borrowings	8,273,140	—

Total liabilities	8,531,856	364,308
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,717 and 108,975 shares issued; 101,318 and 100,736 shares outstanding	1,097	1,090
Additional paid-in capital	448,088	443,290
Accumulated deficit	(1,142,855)	(41,174)
Treasury stock, 8,399 and 8,239 shares held, at cost	(186,551)	(186,218)
Accumulated other comprehensive income	281	263

Total stockholders’ equity (deficit)	(879,939)	217,252

Total liabilities and stockholders’ equity	$7,651,917	$581,560

Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in the consolidated balance sheet above, after elimination of intercompany balances.
Assets available to settle obligations of consolidated VIEs:
Restricted cash and guaranteed investment contracts, at cost	$127,709	—
Education loans held to maturity, net of allowance of $449,679	6,945,304	—
Interest receivable	66,031	—
Other assets	28,709	—

Total assets	$7,167,753	—

Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$10,817	—
Long-term borrowings	8,273,140	—

Total liabilities	$8,283,957	—

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal years ended June 30, 2011, 2010 and 2009

(dollars and shares in thousands, except per share amounts)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2008	—	$—	106,456	$1,065	(7,570)	$(183,993)	$300,498	$519,933	$109	$637,612
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(390,205)	—	(390,205)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	159	159

Total comprehensive loss	—	—	—	—	—	—	—	(390,205)	159	(390,046)
Issuance of preferred stock	133	1	—	—	—	—	125,857	—	—	125,858
Net stock issuance from vesting of stock units	—	—	312	3	(73)	(253)	(3)	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	7,285	—	—	7,285
Tax expense from stock-based compensation	—	—	—	—	—	—	(2,176)	—	—	(2,176)

Balance at June 30, 2009	133	1	106,768	1,068	(7,643)	(184,246)	431,461	129,728	268	378,280
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(170,902)	—	(170,902)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(5)	(5)

Total comprehensive loss	—	—	—	—	—	—	—	(170,902)	(5)	(170,907)
Options exercised	—	—	6	—	—	—	4	—	—	4
Net stock issuance from vesting of stock units	—	—	2,201	22	(596)	(1,972)	(22)	—	—	(1,972)
Stock-based compensation	—	—	—	—	—	—	13,013	—	—	13,013
Tax expense from stock-based compensation	—	—	—	—	—	—	(1,166)	—	—	(1,166)

Balance at June 30, 2010	133	1	108,975	1,090	(8,239)	(186,218)	443,290	(41,174)	263	217,252
Cumulative effect of a change in accounting principle, net of tax								(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(221,561)	—	(221,561)
Accumulated other comprehensive income	—	—	—	—	—	—	—		18	18

Total comprehensive loss	—	—	—	—	—	—	—	(221,561)	18	(221,543)
Net stock issuance from vesting of stock units	—	—	742	7	(160)	(333)	(7)	—	—	(333)
Stock-based compensation	—	—	—	—	—	—	4,805	—	—	4,805

Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended June 30, 2011, 2010 and 2009

(dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(221,561)	$(170,902)	$(390,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities net of effects of acquisition:
Provision for loan losses	421,627	121	491
Amortization of long-term borrowings, net of issuance costs	(81,831)	—	—
Net amortization of loan acquisition costs and origination fees	34,121	—	—
Non-cash gain from TERI settlement	(16,774)	—	—
Depreciation and amortization expense	8,253	13,359	17,800
Deferred income tax benefit	(646)	(1,372)	(32)
Stock-based compensation	4,805	13,013	7,285
Losses on education loans held for sale	—	130,955	138,163
Proceeds from the sale of education loans held for sale	—	121,585	—
Proceeds from TERI to settle obligations on Union Federal’s loans held for sale	—	—	30,046
Service revenue receivable distributions	490	629	1,555
TERI pledged account distributions	136,446	—	—
Other non-cash losses	1,004	123	3,815
Changes in assets/liabilities:
Asset servicing fees	4,160	(3,395)	(2,385)
Additional structural advisory fees and residuals—trust updates	1,745	16,962	340,452
Deposits for participation interest accounts	(8,512)	—	—
Education loans held for sale	—	(13,521)	(26,958)
Interest receivable	(106,032)	3,700	5,287
Other assets	2,768	1,659	12,601
Income taxes payable	47,644	146,809	(193,977)
Accounts payable, accrued expenses and other liabilities	(1,185)	8,880	230

Net cash provided by (used in) operating activities	226,522	268,605	(55,832)
Cash flows from investing activities net of effects of acquisition:
Net cash paid for acquisition of TMS	(46,959)	—	—
Cash received for disposition of TMS K-12 contracts	5,417	—	—
Purchases of short-term investments	(75,000)	(75,000)	—
Proceeds from maturities of short-term investments	75,000	25,000	—
Principal receipts on education loans held to maturity	343,626	394	—
Net decrease (increase) in restricted cash and guaranteed investment contracts	71,105	816	(33)
Net decrease in restricted funds due to clients	(25,101)	—	—
Purchases of investment securities available for sale	(7,904)	—	—
Principal prepayments from investment securities available for sale	1,374	3,974	62,338
Net change in mortgage loans held to maturity	1,133	1,230	794
Purchases of property and equipment	(3,426)	(902)	(2,137)

Net cash provided by (used in) investing activities	339,265	(44,488)	60,962
Cash flows from financing activities net of effects of acquisition:
Net decrease in deposits	(48,240)	(45,730)	(89,651)
Payments on capital lease obligations	(1,396)	(3,378)	(3,578)
Payments on long-term borrowings	(629,498)	—	—
Issuance of non-voting convertible preferred stock, net	—	—	125,858
Payments on education loan warehouse facility	—	(12,078)	(12,762)
Tax expense from stock-based compensation	—	(1,166)	(2,176)
Repurchase of common stock	(333)	(1,972)	(253)

Net cash provided by (used in) financing activities	(679,467)	(64,324)	17,438

Net (decrease) increase in cash and cash equivalents	(113,680)	159,793	22,568
Cash and cash equivalents, beginning of year	331,047	171,254	148,686

Cash and cash equivalents, end of year	$217,367	$331,047	171,254

Supplemental disclosures of cash flow information:
Interest paid	$144,432	$8,053	$16,151
Income tax paid	182	112	41,622
Supplemental disclosure of non-cash activities:
Interest receivable capitalized to loan principal	$142,901	$—	$—
Reclassification of education loans held for sale to held to maturity	—	785	—
Extinguishment of TERI note payable	3,101	—	—

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011, 2010 and 2009

(1)  Nature of Business

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we”, “us”, “our” and similar references mean The First Marblehead Corporation, its subsidiaries and consolidated variable interest entities (VIEs) on a consolidated basis. All references in these notes to “First Marblehead” and “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2011 as “fiscal 2011.”

The presentation of our financial results beginning in fiscal 2011 significantly differs from prior fiscal years due to our adoption, effective July 1, 2010, of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). Effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV). As a result of these changes, as of July 1, 2010, our assets, liabilities and stockholders’ equity changed by $7.90 billion, $8.78 billion and $880.1 million, respectively. Beginning in fiscal 2011, we began reporting two lines of business for segment reporting purposes. Our determination of the activities that constitute a segment is based on the manner in which our chief operating decision makers measure profits or losses, assess performance and allocate resources.

The financial results of FMD and its subsidiaries that we historically reported in our consolidated results prior to July 1, 2010, with the exception of the deconsolidation of UFSB-SPV, are referred to as “Education Financing” throughout these notes. The financial results of our Education Financing segment have generally been derived from our services relating to education loans and after January 1, 2011, include tuition planning, tuition billing and payment technology services as a result of our acquisition on December 31, 2010 of Tuition Management Systems LLC (TMS), formerly a division of KeyBank National Association (KeyBank). We purchased the assets, liabilities and operations of TMS for $47.0 million in cash. See Note 5, “Acquisition of TMS,” for additional information.

The VIEs which we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17 consist of 14 securitization trusts that purchased portfolios of education loans facilitated by us during fiscal 2004 through fiscal 2007, although not all securitization trusts facilitated by us during that period were consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” for a discussion of the basis on which certain securitization trusts are consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The education loans purchased by certain of the securitization trusts that we facilitated (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated Trusts as NCSLT Trusts, and the consolidated NCT Trusts as the GATE Trusts, throughout these notes. We present the financial results of the 14 consolidated securitization trusts as a single segment, referred to as “Securitization Trusts” throughout these notes. The administration of these trusts, including investor reporting and default prevention and collection management services, is provided by our Education Financing segment.

We made our determination of entities to consolidate at July 1, 2010 using assumptions about the expected financial performance of each VIE and our variable interests in them at that date. ASU 2009-17 requires us to

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(1)  Nature of Business (Continued)

continuously reassess whether consolidation of a VIE is appropriate. As a result, we may be required to consolidate or deconsolidate a VIE in future periods. Changes in our determinations of which VIEs to consolidate may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

See Note 2, “Summary of Significant Accounting Policies—Consolidation,” and Note 4, “Consolidation,” for additional information.

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions for designing and implementing education loan programs. We partner with lenders to design and service school-certified loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis.

As of January 1, 2011, we began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through TMS. TMS is one of the largest U.S. providers of such services, operating in 48 states and serving over 700 schools. TMS provides students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options. We acquired TMS, formerly a division of KeyBank, on December 31, 2010. See Note 5, “Acquisition of TMS,” for information on the pro forma financial results of our operations including TMS as if the acquisition had occurred on July 1, 2009.

We also include in our Education Financing segment the financial results of our bank subsidiary, Union Federal Savings Bank (Union Federal). Union Federal is a federally-chartered thrift that since July 21, 2011 has been regulated by the Office of the Comptroller of the Currency (OCC). Prior to July 21, 2011, Union Federal was regulated by the U.S. Office of Thrift Supervision (OTS). Union Federal offers residential and commercial mortgage loans and retail savings, money market and time deposit products. On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE® Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve).

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust (Trust Certificate). NC Residuals Owners Trust held our residual interests in the Trusts. We sold the Trust Certificate in fiscal 2009.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(1)  Nature of Business (Continued)

Securitization Trusts

Results of operations for our Securitization Trusts segment include the 14 securitization trusts consolidated as of July 1, 2010. Financial results for our Securitization Trusts segment are only presented prospectively, as of the effective date of our adoption. Interest income, net of any amortization of loan acquisition costs, is generated on the education loan portfolios held by the consolidated securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration and default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties.

Our consolidated securitization trusts are managed in accordance with their applicable indentures and their tangible assets are limited to cash, allowable investments, and education loan principal, as well as the related interest income receivables and recoverables on defaulted loans. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD.

The majority of our consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of these trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As a result, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were formerly subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of loans that were formerly TERI-guaranteed. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the U.S. Bankruptcy Code. Under the Modified Fourth Amended Joint Plan of Reorganization of The Education Resources Institute, Inc. and the Official Committee of Unsecured Creditors as of August 26, 2010 (Modified Plan of Reorganization), which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. As a result, our Securitization Trusts segment recognized gains of $42.6 million, as more fully described in Note 22, “Other Income—Gain from TERI Settlement.” The TERI Reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition and results of operations of our Securitization Trusts segment.

Eliminations and Deconsolidation

For fiscal 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(1)  Nature of Business (Continued)

Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17. For fiscal 2010, the revenues and expenses included in “Deconsolidation and Eliminations” for segment reporting purposes represented the financial results of UFSB-SPV, as well as related adjustments to deferred tax assets and intercompany eliminations that were recorded due to consolidation of UFSB-SPV in prior periods. The financial results of UFSB-SPV have been separately presented in “Deconsolidation and Eliminations” for segment reporting purposes to allow for comparability between periods.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate to a third party in fiscal 2009. Although we are required under U.S. generally accepted accounting principles (GAAP) to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests. Our accumulated deficit as of June 30, 2011 included a deficit of $1.13 billion related to the NCSLT Trusts.

As a result of economic conditions, we undertook a number of measures in fiscal 2011, fiscal 2010 and fiscal 2009 to adjust our business model. These measures are described in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Executive Summary—Business Trends, Uncertainties and Outlook.”

We have summarized below certain developments affecting our Education Financing segment that occurred during fiscal 2011:

•	In the first quarter of fiscal 2011, we disbursed the first loans based on our Monogram platform.

•

In October 2010, we received a federal income tax refund of $45.1 million. This refund included $21.2 million attributable to our bank subsidiary, Union Federal, which was distributed to Union Federal pursuant to our tax sharing agreement. In addition, in October 2010, the OTS, Union Federal’s regulator at that time, approved a cash dividend from Union Federal to FMD of up to $29.0 million, which Union Federal paid in full to FMD in November 2010.

•

In October 2010, the U.S. Bankruptcy Court for the District of Massachusetts (Bankruptcy Court) granted a stipulation (Stipulation) among TERI, the Official Committee of Unsecured Creditors of TERI (Creditors Committee), FMD and its subsidiaries First Marblehead Education Resources, Inc. (FMER) and First Marblehead Data Services, Inc. (FMDS). The Stipulation settled certain claims of FMD, FMER and FMDS against TERI’s bankruptcy estate.

•

In November 2010, the Modified Plan of Reorganization became effective. Our Securitization Trusts segment recognized gains of $42.6 million during the second quarter of fiscal 2011 pursuant to the Modified Plan of Reorganization. Our Education Financing segment recognized gains of $8.1 million during the second quarter of fiscal 2011 pursuant to the Stipulation and the Modified Plan of Reorganization.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(1)  Nature of Business (Continued)

•

In December 2010, we completed our acquisition of the assets, liabilities and operations of TMS from KeyBank for $47.0 million. Following the closing of the acquisition, TMS has retained its separate brand identity and operations. See Note 5, “Acquisition of TMS,” for additional information.

•

In the third quarter of fiscal 2011, we completed our previously-announced review of strategic alternatives for Union Federal. After an analysis of a broad range of alternatives by a special committee of independent directors and FMD’s financial and legal advisors, we decided to retain our ownership of Union Federal. We believe our acquisition of TMS, along with our ability to implement our own education loan programs (subject to regulatory constraints) based on our Monogram platform, creates potential synergies with Union Federal.

•

On June 30, 2011, TMS sold a portfolio of contracts with 377 low-cost, predominately faith-based, K-12 schools to Nelnet Business Solutions, Inc. (d/b/a FACTS Management Company) (FACTS Management) for a purchase price up to $6.9 million. Of the purchase price, $1.5 million is subject to escrow until May 2012 based on post-closing performance conditions.

•

On June 30, 2011, Union Federal launched the UFSB Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011.

Loan Origination.    During the first quarter of fiscal 2011, we began performing services under loan program agreements for two clients, each related to a school-certified education loan program funded by these clients and based on our Monogram platform. Under the terms of the credit enhancement provisions in the loan program agreements, we may facilitate up to an aggregate of $275.0 million in education loans over the life of these programs. On June 30, 2011, we began performing services under a Monogram-based loan program agreement with our subsidiary, Union Federal, for school-certified education loan programs, including a K-12 education loan program. Our Monogram platform provides us with an opportunity, through our Education Financing segment, to originate, administer, manage and finance education loans, and we believe that the three lenders’ loan programs are a significant step in our return to the education lending marketplace.

Portfolio Performance.    Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States over the past three years. These conditions have included higher unemployment rates, and credit performance has included higher levels of education loan defaults and lower recoveries on such defaults. While there have been some recent improvements, these conditions have had, and may continue to have, a material adverse effect on legacy loan portfolio performance, as well as the estimated value of our service revenue receivables associated with the securitization trusts that we previously facilitated.

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

During the third quarter of fiscal 2011, we completed an analysis of the Trusts’ projected post-default recovery rates and made changes to those rates. Changes in post-default recovery performance often lag behind most of the other loan performance assumptions due to the fact that over the life-cycle of an education loan,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(1)  Nature of Business (Continued)

recovery performance data is typically among the last performance data to become available. Following a review of available recovery data on education loans which defaulted during the recent stressed economic environment, we determined to change our net recovery rate assumptions on a segmented basis. While maintaining our assumed recovery expenses of 20.0%, we decreased the net recovery rate assumption during the third quarter of fiscal 2011 from 40.0% to 36.3% for Segment 1 education loans, 32.1% for Segment 2 education loans and 22.1% for Segment 3 education loans. These rates remained in place at June 30, 2011. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” for additional information about the changes in the third quarter of fiscal 2011.

Capital Markets.    We believe that conditions in the capital markets generally improved in fiscal 2011 compared with recent prior years. In particular, investors in asset-backed securities (ABS) demonstrated increased interest in ABS backed by private education loans that exhibit a strong credit profile. Additionally, investors began to demonstrate interest in longer duration ABS in the sector. As a result, we believe that there may be a near-term opportunities to finance private education loans in the ABS market. We believe, however, that the structure and economics of any near-term financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include: the potential for lower revenues, additional cash requirements on our part and a higher likelihood that we would be required to consolidate any new securitization trust in our financial statements.

Uncertainties.    The near-term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully market our Monogram platform and successfully integrate TMS into our operations so that we may transition to more fee-based revenues, while growing and diversifying our client base. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the initial results from this peak season demonstrate market demand for Monogram-based loans. We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. This disadvantage for us is particularly acute now because our clients’ Monogram-based loan programs were only launched in fiscal 2011.

To date, we have entered into education loan program agreements based on our Monogram platform with three lenders. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We are uncertain of the volume of education loans to be generated by our three lenders’ Monogram loan programs, or any additional lender clients, during fiscal 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, premiums and financing alternatives, as well as expense management and growth at TMS and Union Federal. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our initial three clients.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of our financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, recognition of interest income on delinquent and defaulted loans and recognition of asset servicing fees and trust updates to our service revenue receivables and the recoverability of income taxes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year.

(a)	Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, as applicable, after eliminating intercompany accounts and transactions. Prior to July 1, 2010, we did not consolidate the financial results of any securitization trusts purchasing education loans that we facilitated because each securitization trust met the criteria to be a qualified special purpose entity (QSPE) as defined by Accounting Standards Codification (ASC) 860-40, Transfers and Servicing—Transfers to Qualifying Special Purpose Entities (ASC 860-40). Prior to July 1, 2010, a QSPE was exempt from consolidation.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. ASU 2009-16 removed the concept of a QSPE from ASC 860-40 and removed the exemption from consolidation for QSPEs from ASC 810, Consolidation (ASC 810). ASU 2009-17 updated ASC 810 to require that enterprises perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is an enterprise that has both:

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

In addition, ASU 2009-17 requires us to continuously reassess whether consolidation of a VIE is appropriate, as opposed to the trigger-based assessment under previous guidance. As a result, we continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE. Our determination to consolidate or deconsolidate VIEs may lead to increased volatility in our financial results and make comparisons between time periods challenging.

ASU 2009-17 was applied through a cumulative-effect adjustment to the opening balance of accumulated deficit at the effective date. Assets and liabilities of the consolidated VIEs were measured as if they had been consolidated at the time we became the primary beneficiary. All intercompany transactions were eliminated. See Note 4, “Consolidation,” for additional information.

(b)	Reclassifications

In order to be consistent with the classifications adopted in fiscal 2011, we have made certain reclassifications to the balances in prior periods.

(c)	Cash Equivalents

We consider highly liquid debt instruments including cash and federal funds sold with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

(d)	Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carry such short-term investments at cost, which approximates fair value.

We classify investments in marketable debt securities as available for sale, trading or held to maturity. Management determines the appropriate classification of securities at the time of purchase. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements, and are carried at fair value with net unrealized gains and losses recorded in our statement of operations. We classify investments as held to maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost. We currently do not own a held-to-maturity or trading securities portfolio.

When the fair value of an investment security is less than its amortized cost basis, we assess whether the decline in value is other than temporary. Management considers various factors in making these determinations including the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, creditworthiness, and near-term prospects of issuers. If we determine that a decline in fair value is other-than-temporary and it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and fair value of the security will be recognized in earnings. If we determine that a decline in fair value is other-than-temporary and that it is more likely than not that we will not sell or be required to sell the security before its recovery of amortized cost, the credit portion of the impairment loss is recorded in earnings and the noncredit portion is recognized in accumulated other comprehensive income.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

(e)	Restricted Cash and Restricted Funds Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. In addition, we have cash on our balance sheet that represents recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us) and undisbursed education loan proceeds for our loan origination clients. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts and are not available for our use. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

(f)	Loans

We classify loans as held to maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we consolidate are classified as held to maturity, as well as education loans held by a non-bank subsidiary of FMD and substantially all mortgage loans held by Union Federal. We carry loans held to maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage and other loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 90 days past due.

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

(g)	Allowance for Loan Losses, the Related Provision for Loan Losses and Charge-Offs

We maintain an allowance for loan losses at an amount believed to be sufficient to absorb probable credit losses inherent in our portfolios of loans held to maturity at our balance sheet date. The allowance for loan losses is increased through charges to the provision for loan losses in our statement of operations, and reduced by net charge-offs of loans deemed uncollectible. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that are probable of default, less any amounts expected to be recoverable from borrowers or third parties, or for mortgage loans, sale of the collateral, as applicable.

Education Loans

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

amount deemed necessary for education loans with a probability of default at our balance sheet date. We base such default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our balance sheet date to ultimately default and be charged-off. The estimate used in the calculation of the allowance for education loan losses is subject to a number of assumptions, including default and recovery rates, the effects of basic forbearance and alternative payment plans available to borrowers, and the appropriateness of assessing both quantitative and qualitative factors. These assumptions are principally the same as those used for the estimated fair value of our service revenue receivables, as described more fully in Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview.” These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective beginning the second quarter of fiscal 2011, we began charging-off an education loan in the month immediately subsequent to the month in which it becomes 180 days past due. During the first quarter of fiscal 2011, based on the guaranty claims process for TERI-guaranteed loans, we charged-off an education loan in the month immediately subsequent to the month in which it became 270 days past due. Following the rejection by TERI of its guaranty agreements under the Modified Plan of Reorganization, we modified our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

Mortgage Loans

We maintain an allowance for loan losses for our mortgage loan portfolio held to maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans less than 30 days past due based upon certain characteristics attributable to the collateral. A mortgage loan for which we have foreclosed on the property and the related allowance is reclassified to other real estate owned, a component of other assets, and is carried at estimated net realizable value.

(h)	Deposits for Participation Interest Accounts

We account for deposits for participation interest accounts (participation accounts) similar to trading account assets and carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the account, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of “Administrative and other fees.” See Note 10, “Deposits for Participation Interest Accounts,” for additional information.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

(i)	Service Revenue Receivables

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

•

Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indenture for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to securitization trust liabilities reaches a stipulated level, which ranges from 103.0% to 105.5% for the Trusts, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts provide that upon the occurrence of certain circumstances (each a Trigger Event), payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

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

(j)	Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list, tradename, each of which we amortize on a straight-line basis over 15 years,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

and technology, which we amortize on a straight-line basis over six years. We amortize the core deposit intangible assets of Union Federal over five years. We record amortization in general and administrative expenses.

Goodwill is not amortized, but is subject to annual evaluation for impairment (or more frequently if indicators of impairment exist). Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible assets exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If we determine that goodwill or other intangible assets are impaired based on our periodic reviews, we write down the values of these assets through a charge included in general and administrative expenses.

(k)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy is used to qualify fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

•	Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the company’s market assumptions. Examples in this category include interests in certain securitized financial assets or certain service revenue receivables.

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

(l)	Revenue Recognition

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

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

prepayments on education loans reflects voluntary prepayments based on our historical experience and macroeconomic indicators. When changes to assumptions occur, we adjust amortization on a cumulative basis to reflect the change since acquisition of the education loan portfolio.

We place education loans held to maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest, and previously recorded but unpaid interest is reversed and charged against interest revenues. For education loans on non-accrual status but not yet charged-off, we recognize interest revenues on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and recommence recognizing interest revenues. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

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

Additional Structural Advisory Fees and Residuals—Trust Updates.    We record changes in the fair value of additional structural advisory fee and residual receivables as revenues in our statement of operations. To the extent such fees are due from a VIE that we consolidate, the changes in fair value have been eliminated in consolidation, but continue to be recognized by our separate reporting segments as revenues or expenses, as applicable. We record any change in the assumptions used to estimate fair value in our statement of operations in the period in which the change is made.

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

Effective January 1, 2011, administrative and other fees include revenue generated by TMS, including program enrollment fees, late fees, convenience fees and tuition billing fees. Program enrollment fees are

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the period that services are provided. Late fees and convenience fees are recognized in the period, typically monthly, in which the transactions occur and tuition billing fees are recognized in the period that the services are provided.

In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms. To the extent that trust administration, default prevention and default management services have been provided by our Education Financing segment to our Securitization Trusts segment, the revenues earned by our Education Financing segment and the expenses incurred by our Securitization Trusts segment have been eliminated in consolidation, but continue to be recognized by each reporting segment on a stand-alone basis.

Beginning in the first quarter of fiscal 2011, we began to receive fees related to our Monogram platform. Revenue recognition associated with our Monogram platform is subject to accounting guidance under ASU 2009-13, Revenue Recognition-Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which is effective prospectively for contracts entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU 2009-13 requires that revenue under a contract be allocated to separately-identifiable deliverables based on fair value analysis and prohibits separate recognition for each element of a contract unless certain criteria are met. We have applied the guidance in ASU 2009-13 to our recognition of revenues related to our Monogram platform.

(m)	Income Taxes

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

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized.

(n)	Net Loss Per Share

We compute basic net income or loss per share by dividing net income or loss by the weighted-average number of shares of common stock outstanding for the periods presented. We compute diluted net income or loss per share by dividing net income or loss by weighted-average shares and, if dilutive, common stock equivalent shares outstanding during the period. To the extent that net income is a loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

(o)	Property and Equipment

We record leasehold improvements, computers, software and other equipment at cost less accumulated depreciation and amortization. We record depreciation and amortization in general and administrative expenses and calculate them using the straight-line method over the estimated useful lives of the asset or the remaining terms of the lease, if shorter. We charge maintenance and repairs to general and administrative expenses as incurred, while we capitalize major leasehold improvements and amortize them over the lesser of their estimated useful life or the remaining term of the lease.

Costs related to internal-use software development projects are capitalized if the software is expected to yield long-term operational benefits, such as operational efficiencies and/or incremental revenue streams.

(p)	Stock-based Compensation

We record compensation expense equal to the estimated fair value on the grant date of stock options granted to purchase common stock, on a straight-line basis over the options’ service period. We record compensation expense for equity-based awards other than options based on the timing of vesting.

We use the Black-Scholes option pricing model to determine the fair value of any option granted. The fair value of any equity-based award other than an option, such as a restricted stock unit (RSU), is based on the price of our common stock on the date of grant.

(q)	Administrative and Other Fees

Administrative and other fees recognized in our statement of operations primarily represent the default prevention and trust administration services provided to the trusts we facilitated. Beginning in January 2011, administrative and other fees included fee income recorded by TMS. In fiscal 2009, administrative and other fees included fees received from TERI related to loan origination, customer service, default processing, default prevention and administrative services provided under a master servicing agreement. We recognized TERI’s reimbursement of our expenses for these services as revenue.

(r)	New Accounting Pronouncements

ASU 2010-20, Receivables-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), was effective for interim or annual periods ended on or after December 15, 2010. We have included in our quarterly reports, to the extent applicable, the provisions of ASU 2010-20, which clarify the disclosure requirements applicable to the credit quality of loans and the allowance for loan losses on a disaggregated, or portfolio segment, basis. We do not disaggregate our education or mortgage loan segments into classes of financing receivables, as defined in ASU 2010-20.

ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 is required when it is more likely than not that goodwill impairment exists. We will adopt ASU 2010-28 during the first quarter of fiscal 2012. We do not expect adoption to have a material impact on our consolidated financial statements.

ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), was effective for interim or annual periods ended on or after December 15, 2010. ASU 2010-29

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(2)  Summary of Significant Accounting Policies (Continued)

requires that pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current and prior reporting period pro forma financial information. ASU 2010-29 also requires that this disclosure be accompanied by a narrative description of the amount and nature of material non-recurring pro forma adjustments. We adopted ASU 2010-29 during the second quarter of fiscal 2011 with respect to the pro forma disclosures for our acquisition of TMS.

ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, deferred the required disclosures contained in ASU 2010-20 related to troubled debt restructurings to be concurrent with adoption of ASU 2011-02, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors (ASU 2011-02). ASU 2011-02 was issued in April 2011 and is effective for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 provides additional guidance for determining whether changes made to a loan constitute a concession by the lender. The adoption of the remaining provisions of ASU 2010-20 and ASU 2011-02 did not have a material impact on our consolidated financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), was issued concurrently with International Financial Reporting Standards (IFRS) 13, Fair Value Measurements (IFRS 13), to provide largely identical guidance about fair value measurement and disclosure requirements. ASU 2011-04 provides clarifications to GAAP to align with IFRS 13. ASU 2011-04 is required to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and shall be applied retrospectively. Under ASU 2011-05, we will have the option to present the components of net income (loss) and comprehensive income (loss) in either one or two consecutive financial statements. ASU 2011-05 eliminates the option in GAAP to present other comprehensive income in our statement of changes in stockholders’ equity. We do not anticipate that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(3)  Corrections of Immaterial Errors in Prior Fiscal Years

We, in conjunction with our independent registered public accounting firm, identified certain errors in the levels of reserves recorded for deferred tax assets in fiscal 2010 and fiscal 2009. We have assessed the materiality of these errors and concluded, based on qualitative and quantitative considerations, that they are not material to the prior period financial statements taken as a whole. The correction of these amounts is reflected in our statements of operations included in this annual report and will continue to be reflected in our future reports that we file pursuant to the Securities Exchange Act of 1934, as amended. The impact of the corrections on previously reported consolidated statements of operations is provided below.

	Fiscal years ended June 30,
	2010		2009
	Reported	Revised	Reported	Revised
	(dollars in thousands, except per share amounts)
Income tax benefit	$(70,320)	$(44,942)	$(187,819)	$(160,634)
Net loss	(145,524)	(170,902)	(363,020)	(390,205)
Basic and diluted net loss per share	(1.46)	(1.72)	(3.66)	(3.94)

As a result of the corrections noted above, our balance sheets at June 30, 2010 and June 30, 2009 reflect the following adjustments:

	June 30,
	2010		2009
	Reported	Revised	Reported	Revised
	(dollars in thousands)
Net deferred tax asset	$41,915	$—	$13,124	$—
Income tax receivable	17,560	7,665	166,410	154,474
Deferred tax liability	—	753	—	2,125
Retained earnings (accumulated deficit)	11,389	(41,174)	156,913	129,728

(4)  Consolidation

(a)	Change in Accounting Principle—Adoption of ASU 2009-16 and ASU 2009-17

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result, on July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated UFSB-SPV because we determined that we do not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance. The ASUs were adopted prospectively, and we recorded a cumulative-effect adjustment to the opening balance of retained earnings at the effective date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(4)  Consolidation (Continued)

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

We did not retrospectively adjust our statement of operations for fiscal 2010 or our balance sheet as of June 30, 2010 to reflect the updates to ASC 810 and ASC 860-40; however, prior period amounts may have been reclassified to conform to the presentation adopted in fiscal 2011. The total deficit from the NCSLT Trusts, for which we have no ownership interest, was $979.0 million as of July 1, 2010. Any deficit generated by a consolidated trust, including an NCSLT Trust, would reverse out of our accumulated deficit, and be recorded as a non-cash gain, if the trust’s liabilities were extinguished or the trust were deconsolidated by us. The assets of each securitization trust can only be used to settle the obligations of that particular trust and are not available to other securitization trusts, FMD or its subsidiaries, or their respective creditors. The trusts have been structured to provide creditors or beneficial interest holders of securitization trusts recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its subsidiaries or other VIEs.

(b)	Reassessment of Consolidation of VIEs

ASC 810 requires us to continuously reassess whether consolidation of a VIE is appropriate, as opposed to the trigger-based assessment under previous guidance. As a result, we continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(4)  Consolidation (Continued)

the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE.

As a result, we may be required to consolidate or deconsolidate a VIE in future periods. If we determine that our variable interests in trusts have been fully eliminated under all possible economic conditions, then we can no longer be considered the primary beneficiary of these trusts, and we will have to deconsolidate such trusts. Deconsolidation of a VIE is accounted for in the same manner as a sale of a subsidiary, and we would record a gain or loss in our statements of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

In addition to monitoring each consolidated VIE, we monitor our involvement with 19 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate any VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(c)	Comparability Between Periods

We recognize assets, liabilities, income and expense related to consolidated VIEs in the same line items used by FMD and its consolidated subsidiaries prior to the effective date of ASU 2009-16 and ASU 2009-17. Effective with our consolidation of VIEs, our non-interest revenues no longer reflect the additional structural advisory fees—trust updates and administrative and other fees due from consolidated VIEs, but continues to reflect such fees due from other off-balance sheet VIEs. We do not recognize gains or losses related to the residual receivables due from the three consolidated GATE Trusts in our consolidated statement of operations, but we do recognize revaluation gains and losses on residual receivables due from off-balance sheet VIEs.

Current period results and balances may not be comparable to amounts reported in prior fiscal years or prior quarters due to changes in entities consolidated. In addition, determinations of whether or not to consolidate a VIE are made on an entity-by-entity basis, requiring a high level of subjectivity and judgment. Given the size of our VIEs, decisions to consolidate or deconsolidate VIEs could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs, and could make comparisons of our financial performance between periods challenging to investors, particularly with regard to the assets, liabilities and equity components included in the table above under “—Change in Accounting Principle—Adoption of ASU 2009-16 and ASU 2009-17,” as well as the following in our statement of operations:

•	Net interest income;

•	Provision for loan losses;

•	Additional structural advisory fees and residuals—trusts updates;

•	Administrative and other fees;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(4)  Consolidation (Continued)

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

Following the post-closing adjustments made in March 2011, the book value of the tangible net assets acquired was $139 thousand. During the third quarter of fiscal 2011, we increased the estimated value of the goodwill associated with the TMS acquisition by $3.0 million to reflect our estimate of the fair value of the deferred revenue liability acquired.

Our allocation of purchase price on the date of acquisition was as follows:

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

The customer list intangible asset related to over 1,100 educational institutions with which TMS had existing tuition programs in place as of December 31, 2010. The tradename intangible asset related to the name

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(5)  Acquisition of TMS (Continued)

and reputation of TMS in the tuition payment management industry. Intangible assets attributable to technology represented the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill of $22.2 million represented the value ascribed to the business that cannot be separately ascribed to a tangible or intangible asset. For federal income tax purposes, we amortize intangibles and goodwill on a straight-line basis over a 15-year period.

Our acquisition of TMS was completed on December 31, 2010, and, accordingly, our consolidated statements of operations for the three and six months ended December 31, 2010 did not reflect any income or expense from the operations of TMS.

On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to FACTS Management for a purchase price up to $6.9 million. As a result of the sale, we reduced goodwill and intangible assets allocable to the transaction in the aggregate amount of approximately $6.7 million. Concurrently with the sale, TMS entered into a transition services agreement with FACTS Management to service the school contracts sold through the 2011-2012 academic year. As a result of the transition services agreement, we recorded a loss on the sale of $945 thousand.

In the table that follows, we present the unaudited pro forma condensed combined statements of operations for fiscal 2011 and fiscal 2010. This pro forma information is based on our historical consolidated financial statements and gives effect to our acquisition of TMS as if TMS had been acquired on July 1, 2009. We describe our assumptions and adjustments in the footnotes to the table of unaudited pro forma condensed combined financial information.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(5)  Acquisition of TMS (Continued)

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

	Fiscal years ended June 30,
	2011	2010
	(dollars in thousands, except per share amounts)
Total revenues:
FMD(1)	$(139,633)	$16,150
TMS(2)	15,879	27,289

Total pro forma revenues	(123,754)	43,439
Total expenses:
FMD(1)	130,519	231,994
TMS(2)	15,916	30,222
Timing of acquisition costs	(1,080)	1,080
Other expense adjustments(3)	1,279	2,559

Total pro forma expenses	146,634	265,855

Pro forma loss before income taxes	(270,388)	(222,416)
Other income—gain from TERI settlement	50,699	—

Pro forma loss before income taxes	(219,689)	(222,416)
Pro forma income tax expense (benefit)(4)	2,103	(45,984)

Pro forma net loss	$(221,792)	$(176,432)

Pro forma basic and diluted net loss(5)	$(2.20)	$(1.77)

(1)	Based on our historical results of operations, which include TMS for the third and fourth quarters of fiscal 2011.

(2)	Based on the pre-acquisition unaudited historical financial results of TMS, adjusted for certain intercompany revenue sharing and transfer pricing adjustments that will not continue to be recorded subsequent to the acquisition.

(3)	Other expense adjustments include an increase to amortization expense for intangible assets acquired and an increase to compensation and benefits for RSUs granted to certain key employees of TMS effective January 1, 2011.

(4)	Income taxes were calculated using the historical tax benefit or expense of FMD.

(5)	Basic and diluted weighted-average shares outstanding used to calculate pro forma per share amounts are equal to the amounts reported in our statement of operations for the applicable periods.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(6)  Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 30,
	2011	2010
	(dollars in thousands)
Cash equivalents (money market funds)	$142,581	$216,050
Interest-bearing deposits with the Federal Reserve	50,901	92,545
Interest-bearing deposits with other banks	20,032	15,285
Non-interest-bearing deposits with banks	1,858	5,167
Federal funds sold	1,995	2,000

Total cash and cash equivalents	$217,367	$331,047

Cash and cash equivalents of Union Federal of $53.8 million and $117.1 million at June 30, 2011 and June 30, 2010, respectively, were not available for dividends without prior approval from the OTS, Union Federal’s regulator at those times. Cash collected on delinquent and defaulted loans on behalf of the securitization trusts is deposited in segregated accounts for the eventual payment to the trusts in 2010.

Included in cash equivalents in fiscal 2010 is an investment in a money market fund for which the investment advisor is the institutional money management firm, Milestone Capital Management, LLC (MCM), a wholly owned subsidiary of Milestone Group Partners. MCM receives fees for services it performs from the money market fund. Members of the immediate family of one of FMD’s directors owned approximately 65% of Milestone Group Partners as of June 30, 2011, making MCM a related party. At June 30, 2011 and June 30, 2010, $0 and $30.0 million of our holdings in money market funds, respectively, were invested in funds managed by MCM.

(7)  Short-Term Investments and Investments Available for Sale

Short-term investments of $50.0 million at June 30, 2011 and June 30, 2010 included certificates of deposit with highly-rated financial institutions, carried at cost.

Available for sale investments consisted of mortgage-backed federal agency securities held by Union Federal, with net unrealized gains of $281 thousand and $263 thousand at June 30, 2011 and June 30, 2010, respectively, recognized in other comprehensive income, a component of stockholders’ deficit.

(8)  Education Loans

(a)	Gross Education Loans Outstanding

At June 30, 2011, education loans held to maturity consisted primarily of loans held by our consolidated securitization trusts that were consolidated on July 1, 2010 as a result of our adoption of ASU 2009-16 and ASU 2009-17. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the loans held by our Securitization Trusts segment are held by the NCSLT Trusts and were formerly guaranteed by TERI. Under the Modified Plan of Reorganization, TERI rejected its guaranty agreements and settled claims with these securitization trusts, including contingent guaranty claims based on future loan defaults. The remaining

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(8)  Education Loans (Continued)

securitized loans are held by GATE Trusts that benefit from credit enhancement arrangements with the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	June 30,
	2011	2010
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$7,130,599	$25,195
Net unamortized acquisition costs and origination fees	265,720	—

Gross loans outstanding	7,396,319	25,195
Allowance for loan losses	(451,015)	(24,804)

Education loans held to maturity, net of allowance	$6,945,304	$391

Principal outstanding of loans serving as collateral for long-term borrowings	$7,129,263	$—

(b)	Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

Fiscal year ended June 30, 2011
(dollars in thousands)
Balance, beginning of year	$24,804
Cumulative effect of a change in accounting principle	517,804

Balance, beginning of period after cumulative effect	542,608
Provision for loan losses	421,059
Reserves reclassified from interest receivable for capitalized interest	21,002
Charge-offs	(564,631)
Recoveries from borrowers	30,977

Balance, end of year	$451,015

(c)	Credit Quality of Education Loans

We use the following terms to describe borrowers’ payment status:

In School/Deferment.    Under the terms of a majority of the education loans held by our securitization trusts, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to our consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(8)  Education Loans (Continued)

Forbearance.    Under the terms of the education loans, a borrower may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

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

Forbearance programs result in a delay in the timing of payments received from borrowers, but at the same time, assuming the collection of the forgone amounts, provide for an increase in the gross volume of cash receipts over the term of the education loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

In repayment.    We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(8)  Education Loans (Continued)

The following table provides information on the status of education loans outstanding:

	June 30, 2011	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$320,973	4.5%
In school/deferment	719,290	10.1
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	89,165	1.2
In default: >180 days past due, but not charged-off	54,089	0.8

Total gross loan principal outstanding	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	77,233	1.1

(1)	At June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $1.34 billion were making reduced payments under alternative payment plans.

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults. As described in Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” below, we utilize risk segments for the NCSLT Trusts at origination. The education loans in this portfolio are scored and placed into three segments using our proprietary risk score modeling, origination data and additional credit bureau information made available at origination. For more information on the three segments, see Note 11, “Service Revenue Receivables and Related Income,” below.

At June 30, 2011, the allowance for loan losses included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $54.1 million. In addition, we established a general allowance of $396.9 million for estimated projected defaults, net of recoveries and third party guarantees, for the twelve months following our balance sheet date, which we refer to as the confirmation period. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables. We based our default and recovery curves on macroeconomic indicators and our historical observations. See Note 11, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” for more information on default and recovery rates.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(8)  Education Loans (Continued)

(d)	Education Loans Held for Sale

All education loans held for sale have variable interest rates. The following table reflects the carrying value of education loans held for sale:

June 30, 2010
(dollars in thousands)
Principal	$269,126
Fair value adjustment	(164,044)

Net carrying value	$105,082

Principal and interest:
Pledged as collateral under education loan warehouse facility	$269,126
Delinquent (>90 days past due)	4,410
In default (>180 days past due)	46,660

	Fiscal years ended June 30,
	2010	2009
	(dollars in thousands)
Net carrying value, beginning of period	$344,886	$486,137
Losses on education loans held for sale	(130,955)	(138,163)
Proceeds from the sale of education loans	(121,585)	—
Reclassification of education loans from held for sale to held to maturity	(785)	—
Capitalized interest, net of borrower payments	13,521	(3,088)

Net carrying value, end of period	$105,082	$344,886

There were no education loans held for sale at June 30, 2011.

At June 30, 2010, education loans held for sale consisted solely of an education loan portfolio held by UFSB-SPV. The assets of UFSB-SPV are pledged as collateral to the indenture trustee, for the benefit of the third-party conduit lender under the education loan warehouse facility (conduit lender). Loans used to secure the facility are subject to call provisions by the lender; therefore, we do not have the ability to hold those loans to maturity, and we have classified them as held for sale. The conduit lender’s recourse to us is limited to the assets pledged as collateral, which consists almost exclusively of the education loans.

See “—Gross Education Loans Outstanding,” above for additional information on education loans reclassified as held to maturity and Note 17, “Liabilities and Unused Lines of Credit—Education Loan Warehouse Facility,” for additional information about the restructuring of the education loan warehouse facility.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(9)  Mortgage Loans Held to Maturity

We carry a portfolio of mortgage loans held to maturity. The following table provides information on the carrying values and implicit credit quality of this portfolio:

	June 30,
	2011	2010
	(dollars in thousands)
Mortgage loans held to maturity:
Principal	$7,292	$8,474
Net carrying value	6,417	8,118
Principal:
Outstanding on mortgage loans on non-accrual status	$413	$1,245

We do not have any mortgage loans greater than 90 days past due that are accruing interest.

(10)  Deposits for Participation Interest Accounts

During fiscal 2011, we began performing services under Monogram-based loan program agreements with three lenders. In connection with two of our initial three lenders’ Monogram-based loan programs, we have provided capital commitments to fund participation accounts to serve as a first loss reserve to defaulted program loans. We have made initial deposits toward our capital commitments and agreed to provide periodic supplemental deposits, up to specified limits, during the terms of our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience is less than our funded amounts, we would be eligible to receive periodic releases of funds, however, the timing and amount of release is uncertain and varies among the lenders.

Participation accounts serve as first-loss reserves to the originating lenders for defaults experienced in Monogram program loan portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the accounts. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the participation accounts regardless of our ownership of the education loan. We expect education loans originated under our Monogram platform to perform better in general than the education loans held by the NCSLT Trusts as a result of the relative credit characteristics of the loan portfolios.

Cash balances in the participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts. In addition, participation account administration fees are deposited directly by our lender clients to the participation accounts. These fees represent compensation to us for providing the credit enhancement, and are distributed from the participation account to us monthly and are not eligible to be used as the credit enhancement. Interest and fees deposited to the participation accounts are not recognized as revenue in our statement of operations, but are included as components in the change in fair value recognized in revenue.

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances, or actual loan volumes or default experience lower than reflected in our participation account funding, we are eligible, subject to limitations, to receive distributions from the participation accounts, in addition to the monthly participation account administration fee, pursuant to the terms of the applicable loan program agreement.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(10)  Deposits for Participation Interest Accounts (Continued)

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

(11)  Service Revenue Receivables and Related Income

We record our service revenue receivables at fair value in our balance sheet. Asset servicing fee receivables represent the estimated fair value of service revenues earned as of our balance sheet date from the third-party owner of the Trust Certificate. Additional structural advisory fee and residual receivables represent the estimated fair value of service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. These trusts are primarily, but not limited to, the NCSLT Trusts.

In the absence of market-based transactions, we use level 3 cash flow techniques to derive an estimate of fair value for financial reporting purposes. Changes in the estimated fair value of receivables due, less cash received, from the consolidated securitization trusts are recorded as revenue or loss, which we refer to as trust updates. A description of the significant observable and unobservable inputs used to develop our fair value estimates are further described below, and include, but are not limited to, recovery, default and prepayment rates, discount rate, and the forward London Interbank Offered Rate (LIBOR) curve. See “—Education Loan Performance Assessment and Assumptions Overview” below for a description of the significant observable and unobservable inputs used to develop the estimated fair values of our additional structural advisory fee and residual receivables.

From a balance sheet perspective, our adoption of ASC 810 requires that many of these service revenue receivables and related fee income be eliminated in consolidation but separately recorded in our segment reporting disclosures in our Education Financing segment for segment reporting purposes.

(a)	Asset Servicing Fee Receivables and Related Fees

In March 2009, we entered into an asset services agreement (Asset Services Agreement) with the third-party owner of the Trust Certificate. Pursuant to the Asset Services Agreement, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support its ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts, limited to the total cash flows expected to be generated by residuals. Although the fee is earned monthly, our right to receive the fee is contingent on distributions made to the holder of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

Our asset servicing fee receivables were $1.6 million and $5.8 million at June 30, 2011 and June 30, 2010, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows.

During fiscal 2011 and fiscal 2010, we recorded $2.1 million and $6.9 million as fee income, respectively, which represented our estimate of the net present value of fees to be received for services specifically provided during those reporting periods.

For fiscal 2011, we recognized fee update losses of $6.2 million, compared to fee update losses of $3.5 million for fiscal 2010. The lower fee income and higher fee update losses in fiscal 2011 reflect reductions in our estimates of the amount of residual cash flows to be paid to the third-party owner of the Trust Certificate, primarily due to our change in assumed recovery rates on defaulted education loans. Fee update losses in fiscal 2010 reflect reductions in our estimates of the volume of residual cash flows, largely due to a change in our assumed default rates.

(b)	Additional Structural Advisory Fee and Residual Receivables and Related Trust Updates

Additional structural advisory fee and residual receivables represent the estimated fair value expected to be collected over the life of various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. A significant portion of additional structural advisory fee and residual receivables are due from the securitization trusts consolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17, which are eliminated in consolidation but continue to be recognized by our Education Financing segment for segment reporting purposes.

The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
Fair value, beginning of year	$34,676	$55,130	$113,842
Cumulative effect of a change in accounting principle	(33,473)	—	—

Fair value, beginning of period after cumulative effect	1,203	55,130	113,842
Cash received from trust distributions	(490)	(629)	(1,555)
Trust updates:
Passage of time—fair value accretion	182	6,194	9,362
Increase in timing and weighted average default rate	—	(42,081)	(11,262)
Increase in discount rate assumptions	—	(9,803)	(23,022)
Decrease in weighted average prepayment rate	—	25,338	3,127
Increase in forward LIBOR curve	—	(2,305)	(12,517)
Increase in auction rate note spread	—	—	(13,087)
Other, net	1,598	2,832	(9,758)

Total trust updates	1,780	(19,825)	(57,157)

Fair value, end of year	$2,493	$34,676	$55,130

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
Trust updates:
Additional structural advisory fees	$1,780	$(19,825)	$(57,157)
Residuals	(3,525)	2,863	(283,295)

Total trust updates	$(1,745)	$(16,962)	$(340,452)

Residuals.    At June 30, 2011, residual receivables and the related trust updates related to consolidated securitization trusts have been eliminated and are no longer reflected in our consolidated balance sheet or consolidated statement of operations. The residual receivables eliminated related to the three consolidated GATE Trusts. At June 30, 2010, $5.2 million of our residual receivables were due from securitization trusts that we consolidated effective July 1, 2010 upon our adoption of ASU 2009-16 and ASU 2009-17. We continue to reflect residual receivables due from other off-balance sheet VIEs of $4.1 million at June 30, 2011.

(c)	Education Loan Performance Assessment and Assumptions Overview

In the absence of market-based transactions, we use level 3 cash flow modeling to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates are described further below. These inputs include, but are not limited to recovery, default and prepayment rates, discount rate, and the forward LIBOR curve. Further, we also divide the education loan portfolio into three risk segments.

Risk Segments

The majority of additional structural advisory fee receivables recorded by our Education Financing segment are due from the NCSLT Trusts, and all of our asset servicing fees are due from the third-party owner of the Trust Certificate and are dependent upon the performance of the Trusts. During the third quarter of fiscal 2010, we retroactively scored education loans held by the Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with loans in Segment 1 expected to perform better than loans in Segment 2, and loans in Segment 2 expected to perform better than loans in Segment 3. We initially used this segmentation to undertake a detailed analysis of default and prepayment rates, as described more fully below. Recoveries on defaulted education loans, by their nature, emerge at the end of the loan life cycle and extend over a period lasting as long as seven years. The majority of defaults on education loans held by the Trusts have emerged since 2008, and until recently, meaningful data on recoveries for the most recent economic cycle was not available. Approximately 50% of the total recoveries received by the Trusts have been received in the last 15 months. Using data observed over the last 15 months, we began to use a segmented approach in our determination of appropriate recovery rate assumptions during the third quarter of fiscal 2011.

Recovery, Default and Prepayment Rate Assumptions

Recovery Rates.    During the third quarter of fiscal 2011, we reassessed our recovery rates, particularly in light of segmentation analyses and emerging recovery data on these loans. Although we continued to believe at June 30, 2011 that an assumed net recovery rate of 40.0% generally remained appropriate for certain loan

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

portfolios originated prior to 2004 and recent loans originated pursuant to our Monogram platform, subsequent loan portfolios included a greater proportion of Segment 3 education loans, and most of the defaults since 2008 were generated by Segment 3 education loans. During the third quarter of fiscal 2011, we analyzed recoveries on a segmented basis using a conditional rate approach based on volumes by credit tier under different economic conditions, rather than by year of default. In addition, we believe that our improved pre-default efforts may have the effect of reducing the recovery rates on education loans that ultimately default because defaults will relate to only the worst credit exposures. In light of these observations, we now apply a segmented approach to our determination of appropriate recovery rates. While maintaining our assumed recovery expenses of 20.0%, we decreased the net recovery rate assumption during the third quarter of fiscal 2011 from 40.0% to 36.3% for Segment 1 education loans, 32.1% for Segment 2 education loans and 22.1% for Segment 3 education loans. These rates remained in place at June 30, 2011.

Primarily as a result of the changes in projected recovery rates, we recorded a fee update loss related to asset servicing fees of $6.2 million during fiscal 2011. Trust update losses for additional structural advisory fees of $17.6 million primarily related to the recovery rate changes that were eliminated from revenue in consolidation, but remain in revenue for our Education Financing segment for segment reporting purposes. Although these losses are not reflected in revenue on a consolidated basis, they reflect a decrease in our estimates of the cash that we may ultimately receive from these trusts over the life of the trusts. Such amounts are an important measure of cash flows that will be available to our stockholders. The recovery rate changes had no impact to the residual receivables recorded in our consolidated balance sheet because these receivables relate only to trusts created prior to fiscal 2005.

During fiscal 2010, we did not change the recovery rates used in the cash flows of additional structural advisory fees or asset servicing fees. During fiscal 2009, we reduced our assumed recovery rate from 48.0% to 40.0%, and we lengthened the recovery timetable we used from nine to 15 years as a result of a refinement to the methodology for determining the endpoint default rate, as well as the actual timing of recoveries. The change in rate and timing of recoveries reduced the estimated fair value of additional structural advisory fees by $9.4 million, but did not have a material impact on residual receivables because the change was made in the fourth quarter, subsequent to the sale of the Trust Certificate.

Default and Prepayment Rates.    No significant changes were made to the projected timing and end-point default or prepayment rates during fiscal 2011. Higher default rate assumptions in fiscal 2011 compared to fiscal 2010 reflect changes to the macroeconomic indicators used to develop our default rate assumptions. In general, prepayment rates have been in decline since March 2008. Our financial model enhancements incorporate certain prospective macroeconomic factors in determining prepayment assumptions and end-point default rate assumptions. As a result of those macroeconomic factors, including the interest rate environment and economic conditions such as unemployment rates, prepayments are expected to be lower and slower than previously projected and, therefore, we increased the carrying value of our additional structural advisory fee receivables by $25.3 million for lower and slower projected prepayments and decreased the fair value by $42.1 million for higher projected defaults during fiscal 2010. Changes to prepayment rates did not significantly affect the fair value of our residual or asset servicing fee receivables.

As noted above, during fiscal 2010, we reduced the carrying value of additional structural advisory fee receivables as a result of higher assumed default rates. The change in our default assumptions had the effect of delaying the projected timing of our receipt and amount of cash flows available for asset servicing fees. As a result, we decreased asset servicing fee receivables by $3.5 million for fiscal 2010. Our residual receivables, which decreased by $353 thousand during fiscal 2010, were less affected by the change in default rates in light of our sale of the Trust Certificate in fiscal 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

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

	June 30, 2011			June 30, 2010
Trust Portfolio:	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3
Distribution by original loan amount	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	2.4	4.1	11.0	4.3	6.7	16.9
In repayment	20.8	23.6	38.0	18.5	20.5	33.1

Total by segment	23.2	27.7	49.0	22.8	27.2	50.0
Gross default rate(3)	10.5	21.4	52.2	9.7	19.6	48.8
Recovery rate(4)	36.3	32.1	22.1	40.0	40.0	40.0
Net default rate(5)	6.7	14.5	40.7	5.8	11.8	29.3
Prepayment rate(6)	7.1	5.1	3.2	6.9	4.9	3.1

(1)	Outstanding aggregate principal and capitalized interest balance as of the dates indicated.

(2)	Loans “not in repayment” include loans in deferment or basic forbearance status as of the dates indicated. We classify loans subject to alternative payment plans as “in repayment.”

(3)	Historical and projected defaults over the lives of the trusts as a percentage of original outstanding aggregate principal.

(4)	Historical and projected recoveries, net of historical and projected collections costs, as a percentage of historical and projected cumulative gross defaults.

(5)	Historical and projected defaults over the lives of the trusts less historical and projected recoveries, net of collection costs, as a percentage of original outstanding aggregate principal.

(6)	Amount presented is the weighted-average conditional prepayment rate (CPR) over the lives of the trusts. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

Discount Rate Assumptions

The following table identifies our discount rate assumptions and changes in the assumptions:

	June 30,			Year over year change
	2011	2010	2009	2011 – 2010	2010 – 2009	2009 – 2008
Asset servicing fee receivables	16%	16%	17%	0%	(1.0)%	2.1%
Additional structural advisory fee receivables:
GATE Trusts and the Trusts with projected residual cash flows	14	14	12.5	0	1.5	2.8
Trusts with no projected residual cash flows	16	16	—	0	—	—
All other off-balance sheet VIEs	10	14	12.5	(4.0)	1.5	2.8
Residual receivables	10-16	16	17	0	(1.0)	2.1

Discount Rate—Asset Servicing Fees.    In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on spreads on federally-guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. Since September 30, 2009, we have used a discount rate of 16.0% for purposes of estimating the fair value of asset servicing fees, which are contingent upon residual distributions to the third-party owner of the Trust Certificate. During fiscal 2009, we increased the discount rate from 14.9% to 17.0%, which resulted in decreases in the estimated fair value of our residual receivables of $82.6 million. The increase over the fiscal year was in response to the deterioration of the ABS market and revised assumptions about TERI’s ability to pay claims.

Discount Rate—Additional Structural Advisory Fees.    The discount rate used for additional structural advisory fees reflects market data made available to us on ABS market spreads on federally-guaranteed education loans and private education loans, as well as rates used in the much broader ABS market.

At June 30, 2011, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the Trusts, both consolidated and not consolidated, for which there were supporting residual cash flows. For those Trusts for which no residual cash flows were projected, we used a discount rate of 16.0% because in those situations, the additional structural advisory fees were in a first-loss position. Due to the changes in our recovery rate assumptions during the third quarter of fiscal 2011, the number of Trusts we project to have no residual cash flows increased. As a result, we used a discount rate of 16.0% for a greater number of trusts in the third quarter of fiscal 2011 compared to prior periods. For all other off-balance sheet VIEs, we used a discount rate of 10.0%, which was unchanged from the prior period and reflected the performance characteristics and our more recent estimates of shorter-weighted average lives of these fees. We believe that a 2.0% differential is appropriate between receivables in a first-loss position, such as asset servicing fees, residuals and additional structural advisory fees with no supporting residual cash flows, when compared to additional structural advisory fees with supporting residual cash flows and represents the seniority of our additional structural advisory fees in our cash flow waterfall.

Beginning in the third quarter of fiscal 2010, we utilized a discount rate of 14.0% in determining the fair value of our additional structural advisory fee receivables. The change from an index-based discount rate to a rate of 14.0% reflects a reduction in the amount of residual interest cash flows available to support the cash flows available for additional structural advisory fees, as well as the lengthening of the weighted-average life of our additional structural advisory fee receivables. The combination of these factors led us to determine that additional structural advisory fee receivables are more analogous to longer-term financial instruments than 10-year debt

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

instruments and, therefore, a higher discount rate is appropriate. The increase in the discount rate resulted in a $9.8 million decrease in the value of additional structural advisory fee receivables for fiscal 2010.

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

Discount Rate—Residuals.    In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on ABS market spreads on federally-guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

At June 30, 2011, the only remaining residuals on our consolidated balance sheet are due from trusts dating from 2000 to 2004. Due to the seasoning of the trusts, applicable credit enhancements and the characteristics of the collateral held by these trusts, the weighted-average lives of fees due from these trusts are much shorter than that of our asset servicing fees, and as such, we reduced the discount rate for these trusts to 10.0% in the first quarter of fiscal 2011 and kept the rate unchanged during the remainder of fiscal 2011.

At June 30, 2010, we used a discount rate of 16.0% for purposes of estimating the fair value of residuals receivables, which, as of that date, included residuals due from the three GATE Trusts that are now eliminated in consolidation. This discount rate was unchanged from the prior quarter but decreased 1.0% from the prior year end due to observed tightening of credit spreads during the period, and resulted in an increase in the estimated fair value of residuals during the fiscal year ended June 30, 2010.

During fiscal 2009, we increased the discount rate from 14.9% to 17.0%, which resulted in decreases in the estimated fair value of our residual receivables of $82.6 million. The increase over the fiscal year was in response to the deterioration of the ABS market and revised assumptions about TERI’s ability to pay claims.

Other Assumptions

Forward LIBOR Curve.    Fluctuations in interest rates, specifically the LIBOR, which is the underlying rate for most of the securitization trusts’ assets and liabilities, can have a significant impact on the cash flows generated by each securitization trust. The forward LIBOR curve is a market observable input obtained from an independent third party. Changes in the forward LIBOR curve can have a significant impact on the principal balances of the education loans (especially early in a loan’s life when interest is capitalizing on loans in deferment), which affects the overall net interest margin the securitization trust can generate. Changes in the forward LIBOR curve can also impact our additional structural advisory fee receivables, as the majority of accrued but unpaid fees bear interest at LIBOR plus 1.5%. In addition, certain securitization trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, decreases the estimated fair value of our service receivables.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(11)  Service Revenue Receivables and Related Income (Continued)

For the fiscal year ended June 30, 2011, the forward LIBOR curve steepened while experiencing a downward shift of approximately 70 basis points over the next five years and then an increase of approximately 35 basis points over the remaining portion of the curve from June 30, 2010. The changes in the forward LIBOR curve did not have a material impact to the service revenue receivables during fiscal 2011.

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

Auction Rate Note Interest Rates.    Prior to fiscal 2009, we facilitated five trusts that issued auction rate notes to finance, in whole or in part, the purchase of education loans. Interest rates for the auction rate notes are determined from time to time at auction; however, during fiscal 2011, fiscal 2010 and fiscal 2009, failed auctions occurred or persisted with respect to auction rate notes issued by each of the five trusts. In the second quarter of fiscal 2009, the ratings assigned to the auction rate notes of these trusts were downgraded due to failed auctions, deterioration in trust performance and the downgrade of the insurance financial strength rating assigned to the credit enhancement provider for certain auction rate notes. As a result, the auction rate notes bear interest at a maximum spread over one-month LIBOR as specified in the indentures, based on the ratings then assigned to the notes. Increases in the interest expense of the trusts reduced the estimated fair value of our additional structural advisory fee and residual receivables and delayed the timing of receipt of additional structural advisory fees. As a result, during the second quarter of fiscal 2009, we decreased the estimated fair value of our additional structural advisory fees by $13.1 million and our residual receivables by $31.8 million. We did not make any further adjustments during fiscal 2009. During fiscal 2010 and fiscal 2011, we have assumed that the notes would continue to bear interest at the contractually permissible maximum spread.

(12)  Goodwill and Intangible Assets

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to FACTS Management in a transaction that eliminated a portion of goodwill by $2.6 million and the customer list intangible asset by $4.1 million. As a result, $19.6 million of goodwill remains at June 30, 2011 and the adjusted cost basis of the customer list intangible is $17.9 million. We recorded no goodwill impairment in fiscal 2011.

Intangible assets at June 30, 2011 include the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$17,950	$(735)	$17,215
Technology, Tradename and Core deposits	6, 15 and 5, respectively	15,832	(10,007)	5,825

Total intangible assets at June 30, 2011		$33,782	$(10,742)	$23,040

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(12)  Goodwill and Intangible Assets (Continued)

Estimated annual amortization expense for each of the fiscal years subsequent to June 30, 2011 and thereafter is as follows:

	Customer list	Technology, Tradename and Core deposits	Total
	(dollars in thousands)
Estimated amortization expense:
2012	$1,187	$1,084	$2,271
2013	1,187	975	2,162
2014	1,187	750	1,937
2015	1,187	739	1,926
2016	1,187	738	1,925
Thereafter	11,280	1,539	12,819

Total	$17,215	$5,825	$23,040

(13)  Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and property and equipment is included in other assets on our balance sheet. We calculate depreciation for financial reporting purposes on the straight-line method over the estimated useful life of the asset.

	June 30,
	2011	2010	Useful life
	(dollars in thousands)
Equipment	$12,001	$9,603	3 - 5 years
Software	35,498	34,670	3 years
Software under development	693	167
Leasehold improvements	11,830	12,180	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	17,463	18,627	lease term
Furniture and fixtures	2,755	2,335	5 - 7 years

	80,240	77,582
Less accumulated depreciation and amortization	(75,027)	(69,496)

Total property and equipment, net	$5,213	$8,086

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(14)  Deposits

The following table summarizes our deposits held by Union Federal:

	June 30,
	2011			2010
	Year-end amount	Annual average balance	Weighted- average rate	Year-end amount	Annual average balance	Weighted- average rate
	(dollars in thousands)
Deposits:
Time and savings deposits	$40,797	$40,687	0.90%	$73,046	$93,545	1.53%
Money market accounts	19,683	19,304	1.05	35,650	45,053	1.45
Non-interest bearing deposits	12	46		36	852

	$60,492			$108,732

At June 30, 2011 and 2010, time deposits with maturities greater than one year were $2.4 million.

(15)  Long-term Borrowings

Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt, and not to any other securitization trusts, FMD, its operating subsidiaries or the originating lenders or their assignees.

The following table summarizes long-term borrowings as of June 30, 2011 that relate to the securitization trusts:

	June 30, 2011
	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)	Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,426,360	+0.03 to 0.48%	Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48%	Quarterly
Subordinated notes	1,444,265	+0.32 to 1.35	Monthly
Senior and subordinated auction rate notes	107,350	+3.50 (2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	45,165	4.80 to 9.75	Monthly

Total long-term debt	$8,273,140

(1)	The averages of one-month LIBOR and three-month LIBOR for the three months ended June 30, 2011 were 0.21% and 0.29%, respectively. The averages of one-month LIBOR and three-month LIBOR for the twelve months ended June 30, 2011 were 0.26% and 0.33%, respectively.

(2)

Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When a failed auction occurs, the note bears interest at a spread over one-month LIBOR as specified in the applicable indenture, based on the rating assigned to the note by independent rating

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(15)  Long-term Borrowings (Continued)

agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.

(3)	Interest-only securities had a combined notional value of $1.32 billion at June 30, 2011 and have varying maturity dates from August 2011 to October 2012.

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

(16)  Fair Value of Financial Instruments

(a)	Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During fiscal 2011 and fiscal 2010, there were no transfers between the hierarchy levels. The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

•

Investments available for sale include federal agency mortgage-backed securities that are recorded at fair value using pricing from an independent third party and are classified as Level 2 in the hierarchy.

•

Participation account deposits and service revenue receivables do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At June 30, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. See Note 11, “Service Revenue Receivables and Related Income,” for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. At June 30, 2010, market prices were not available for education loans held for sale, and we estimated fair value using the net present value of expected future cash flows. These assets are classified within Level 3 of the valuation hierarchy.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(16)  Fair Value of Financial Instruments (Continued)

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring and nonrecurring basis:

	June 30,
	2011				2010
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Recurring:
Cash equivalents	$142,581	$—	$—	$142,581	$216,050	$—	$—	$216,050
Investments available for sale	—	11,019	—	11,019	—	4,471	—	4,471
Deposits for participation interest accounts	—	—	8,512	8,512	—	—	—	—
Service revenue receivables	—	—	8,192	8,192	—	—	53,279	53,279
Non-recurring:
Education loans held for sale(1)	—	—	—	—	—	—	105,082	105,082

Total assets	$142,581	$11,019	$16,704	$170,304	$216,050	$4,471	$158,361	$378,882

(1)	Education loans held for sale were held by UFSB-SPV, which was deconsolidated on July 1, 2010 in connection with our adoption of ASU 2009-16 and ASU 2009-17.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(16)  Fair Value of Financial Instruments (Continued)

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for fiscal 2011 and fiscal 2010. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Fiscal years ended June 30,
	2011					2010
	Fair value, July 1, 2010	Change in accounting principle	Realized and unrealized gains (losses), recorded in non-interest revenues	Funding and settlements	Fair value, June 30, 2011	Fair value, July 1, 2009	Realized and unrealized gains (losses), recorded in non-interest revenues	Settlements	Fair value, June 30, 2010
	(dollars in thousands)
Assets:
Deposits for participation interest accounts	$—	$—	$35	$8,477	$8,512	$—	$—	$—	$—
Service revenue receivables	53,279	(38,692)	(5,905)	(490)	8,192	67,475	(13,567)	(629)	53,279

Total assets	$53,279	$(38,692)	$(5,870)	$7,987	$16,704	$67,475	$(13,567)	$(629)	$53,279

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

The short duration of many of our assets and liabilities result in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of cash equivalents (money market funds), short-term investments, federal funds sold, restricted cash and guaranteed investment contracts, deposits and restricted funds due to clients approximate fair value due to their short duration, and that the fair value of mortgage loans held to maturity is not materially different from its carrying value.

The estimated fair values of education loans held to maturity and long-term borrowings presented in the table below were based on the net present value of cash flows, using the same observable and unobservable performance assumptions that we used to estimate the fair value of our service revenue receivables, applying discount rates commensurate with the duration, yield and credit ratings of the assets or liabilities, as applicable. UFSB-SPV’s liability under the education loan warehouse facility of $218.1 million at June 30, 2010 is recorded in our balance sheet at the value of outstanding principal and interest. We believe that the fair value of the education loan warehouse facility is limited to the fair value of eligible assets used as collateral, in light of the structure of the facility. The estimated fair value of such assets was $108.4 million at June 30, 2010.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(16)  Fair Value of Financial Instruments (Continued)

The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in our balance sheet:

	Fiscal years ended June 30,
	2011		2010
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$6,945,304	$5,009,277	$391	$391
Long-term borrowings	8,273,140	5,573,127	—	—
Education loan warehouse facility	—	—	218,059	108,447

(17)  Liabilities and Unused Lines of Credit

(a)	Education Loan Warehouse Facility

In July 2007, UFSB-SPV, a subsidiary of Union Federal at that time, entered into a $300.0 million education loan warehouse facility with a third-party conduit lender (the Facility). The Facility served as a source of interim financing for education loan programs initially funded by Union Federal. UFSB-SPV used advances under the Facility to fund the purchase of education loans from Union Federal. To secure its repayment obligations, UFSB-SPV granted a security interest to the conduit lender in certain collateral, including the purchased education loans and related interest and cash collected in connection with the loans. Neither FMD nor Union Federal is a borrower or co-borrower under the Facility, and the Facility was structured to generally limit the conduit lender’s recourse to the assets of UFSB-SPV. Selected balance sheet information of UFSB-SPV is as follows:

	June 30,
	2011	2010
	(dollars in thousands)
Outstanding principal and interest of the collateral	$—	$273,409
Estimated fair value of the collateral (cash and education loans held for sale)	—	108,447
Education loan warehouse facility borrowings	—	218,059

The TERI Reorganization, and subsequent TERI ratings downgrades, resulted in events of termination under the indenture relating to the Facility. As a result, the facility termination date was declared and UFSB-SPV is no longer eligible for further borrowings under the Facility. All outstanding borrowings under the Facility became due on July 14, 2010. The assets of UFSB-SPV consist almost entirely of the purchased education loans, however, and such assets have an estimated fair value below the amount outstanding under the Facility. UFSB-SPV continues to apply principal and interest payments received on the education loans to repay amounts outstanding under the Facility. The conduit lender may foreclose on the collateral at any time.

In April 2010, we entered into agreements relating to the restructuring of the Facility. As a result of the restructuring:

•	FMD assumed certain potential contingent liabilities of Union Federal, subject to a dollar cap, under the indenture relating to the Facility;

•	FMD replaced Union Federal as the master servicer under the indenture;

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(17)  Liabilities and Unused Lines of Credit (Continued)

•	FMD indirectly contributed $6.5 million in cash, and education loans with an outstanding balance of approximately $6.9 million, and a fair value of $3.1 million, to UFSB-SPV;

•

FMER, a subsidiary of FMD, was engaged as a special servicer for the loans held by UFSB-SPV, administering and overseeing the activities of third-party collection agencies with respect to the collection of delinquent and defaulted loans held by UFSB-SPV, and will be paid a fee for these services equal to reimbursement of costs;

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

On October 15, 2009, Union Federal terminated a borrower-in-custody collateral pledge with the Federal Reserve discount window due to the sale of approximately 88% of its education loan portfolio in October 2009. At June 30, 2011, through Union Federal we had $12.1 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding at June 30, 2011.

(c)	Amounts Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. In addition, we have cash on our balance sheet that represents recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us) and undisbursed education loan proceeds for our loan origination clients. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts and are not available for our use. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

(18)  Commitments and Contingencies

(a)	Income Tax Matters

Internal Revenue Service Audit. As a result of the sale of the Trust Certificate, effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income tax paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for taxable years 2007, 2008 and 2009. Such audits are consistent with the

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(18)  Commitments and Contingencies (Continued)

practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of June 30, 2011, the IRS had not proposed any adjustments in connection with its audit.

Massachusetts Appellate Tax Board Matters. We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) has taken alternative positions: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state tax paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. These amounts exclude additional penalties that the Commissioner has also sought to impose. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their respective opening briefs in August 2011. We cannot predict the outcome or timing of the ATB’s decision on these matters, but an adverse outcome may have a material impact on our state income tax liability not only for the tax years at issue, but also for fiscal 2007 through fiscal 2009, which could materially adversely affect our liquidity position.

(b)	Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty (Performance Guaranty) pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. The Performance Guaranty provides that FMD will be released from its obligations, without any action of the purchaser, upon (1) any merger or consolidation of Union Federal into another entity as a result of which a majority of the capital stock of Union Federal is converted into or exchanged for the right to receive cash, securities or other property or (2) a sale of all or substantially all of the assets of Union Federal, in either case after which transaction Union Federal is no longer a subsidiary of FMD. We are not aware of any contingencies existing at our balance sheet date that are both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(c)	Assumption of Potential Contingent Liabilities of Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the Facility of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the Facility based

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(18)  Commitments and Contingencies (Continued)

upon events arising prior to April 16, 2010, to the extent such claims would exceed $20.0 million in the aggregate (the Liability Cap). Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceeded $3.5 million (the Deductible), at which point Union Federal and UFSB-SPV would only be liable for amounts above the Deductible up to the Liability Cap. Neither the Liability Cap nor the Deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

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

(d)	Operating Leases

We lease office space and equipment under non-cancelable operating leases expiring at various times through March 2017. Gross rent expense under operating leases, for fiscal 2011, fiscal 2010 and fiscal 2009 was approximately $5.6 million, $11.6 million and $8.7 million, respectively. Rent expense was reduced by sublease revenue of $2.6 million, $2.5 million and $2.8 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

The future minimum lease payments required under operating leases for each of the five fiscal years subsequent to June 30, 2011 and thereafter are as follows:

Fiscal years ending June 30,	Lease obligations
(dollars in thousands)
2012	$9,724
2013	9,284
2014	7,797
2015	2,334
2016	2,027
Thereafter	1,408

Total minimum lease payments	$32,574

We are entitled to receive amounts under non-cancelable subleases of office space that extend through the three fiscal years subsequent to June 30, 2011, as follows:

Fiscal years ending June 30,	Sublease payments
(dollars in thousands)
2012	$3,523
2013	3,714
2014 (none thereafter)	3,028

Total	$10,265

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(19)  Segment Reporting

Operating results by segment were as follows:

	Fiscal years ended June 30,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Deconsolidation and Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$1,778	$327,160	$43	$328,981	$6,993	$16,036	$23,029
Interest expense	(1,037)	(62,912)	—	(63,949)	(2,755)	(10,403)	(13,158)

Net interest income	741	264,248	43	265,032	4,238	5,633	9,871
Provision for loan losses	(281)	(421,346)	—	(421,627)	(121)	—	(121)

Net interest income (loss) after provision for loan losses	460	(157,098)	43	(156,595)	4,117	5,633	9,750
Non-interest revenues:
Asset servicing fees:
Fee income	2,082	—	—	2,082	6,901	—	6,901
Fee updates	(6,242)	—	—	(6,242)	(3,506)	—	(3,506)

Total asset servicing fees	(4,160)	—	—	(4,160)	3,395	—	3,395
Additional structural advisory fees and residuals—trust updates	(19,019)	—	17,274	(1,745)	(16,962)	—	(16,962)
Administrative and other fees	29,948	2,742	(9,823)	22,867	20,749	(782)	19,967

Total non-interest revenues	6,769	2,742	7,451	16,962	7,182	(782)	6,400

Total revenues	7,229	(154,356)	7,494	(139,633)	11,299	4,851	16,150
Non-interest expenses:
Compensation and benefits	38,293	—	—	38,293	43,096	—	43,096
General and administrative expenses	56,290	28,180	7,756	92,226	57,632	311	57,943
Losses on education loans held for sale	—	—	—	—	63,573	67,382	130,955

Total non-interest expenses	94,583	28,180	7,756	130,519	164,301	67,693	231,994

Loss before other income and income taxes	(87,354)	(182,536)	(262)	(270,152)	(153,002)	(62,842)	(215,844)
Other income—gain from TERI settlement	8,112	42,587	—	50,699	—	—	—

Loss before income taxes	(79,242)	(139,949)	(262)	(219,453)	(153,002)	(62,842)	(215,844)
Income tax expense (benefit)	2,108	—	—	2,108	(41,323)	(3,619)	(44,942)

Net loss	$(81,350)	$(139,949)	$(262)	$(221,561)	$(111,679)	$(59,223)	$(170,902)

Net loss per basic and diluted share	$(0.81)	$(1.39)	$(0.00)	$(2.20)	$(1.12)	$(0.60)	$(1.72)
Basic and diluted weighted-average shares outstanding				100,919			99,537

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(19)  Segment Reporting (Continued)

Our Education Financing segment includes all of our services to owners of education loans for program design, program support, loan origination, portfolio management, trust administration and asset servicing, including services provided to our Securitization Trusts segment, as well as the operations of our bank subsidiary, Union Federal. In addition, TMS is included in our Education Financing segment as of and for the six months ended June 30, 2011. The financial results of our Securitization Trusts segment relate to the 14 securitization trusts consolidated as a result of a change in accounting principle effective July 1, 2010, prospectively. The net deficit of entities included in our Securitization Trusts segment does not represent economic exposure to our stockholders. The trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular securitization trust, and not to the assets of FMD, its operating subsidiaries or any other securitization trust. Any deficit generated by a consolidated trust will reverse out of our accumulated deficit, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. The amounts presented in “Eliminations” for fiscal 2011 relate to income recognized by our Education Financing segment and the related expenses incurred by our Securitizations Trusts segment for services provided by our Education Financing segment, as well as the elimination of the residual interests held by our Education Financing segment in the GATE Trusts. The amounts presented in “Deconsolidation and Eliminations” for fiscal 2010 relate to the operating results of UFSB-SPV, deconsolidated effective July 1, 2010, and the related tax adjustments and intercompany eliminations recorded as a result of consolidating UFSB-SPV in prior periods. Such amounts are presented separately from our Education Financing segment to allow for comparability between periods. See Note 1, “Nature of Business,” for a more detailed description of our reporting segments.

	June 30, 2011
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
Assets:
Cash, cash equivalents and short-term investments	$267,367	$—	$—	$267,367
Restricted cash and investments	124,687	127,709	—	252,396
Education loans, held to maturity	—	6,945,680	(376)	6,945,304
Service revenue receivables	29,610	—	(21,418)	8,192
Other assets	85,886	97,046	(4,274)	178,658

Total assets	$507,550	$7,170,435	$(26,068)	$7,651,917

Liabilities:
Long-term borrowings	$—	$8,273,140	$—	$8,273,140
Other liabilities	250,205	27,520	(19,009)	258,716

Total liabilities	250,205	8,300,660	(19,009)	8,531,856
Total stockholders’ equity (deficit)	257,345	(1,130,225)	(7,059)	(879,939)

Total liabilities and stockholders’ equity (deficit)	$507,550	$7,170,435	$(26,068)	$7,651,917

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(20)  Net Interest Income

The following table reflects the components of net interest income:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$551	$598	$970
Short-term investments and federal funds sold	269	204	469
Restricted cash and guaranteed investment contracts	393	—	—
Investments available for sale	181	328	1,582
Education loans held for sale	—	20,974	38,646
Education loans held to maturity	327,232	395	—
Mortgage loans held to maturity	355	530	575

Total interest income	328,981	23,029	42,242
Interest expense:
Time and savings account deposits	468	1,429	3,885
Money market account deposits	150	651	1,419
Education loan warehouse facility	—	10,403	10,993
Other interest-bearing liabilities	419	675	842
Long-term borrowings	62,912	—	—

Total interest expense	63,949	13,158	17,139

Net interest income	$265,032	$9,871	$25,103

(21)  General and Administrative Expenses

The following table reflects components of general and administrative expenses:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
General and administrative expenses:
Third-party services	$24,498	$20,587	$29,991
Depreciation and amortization	8,253	13,359	17,800
Occupancy and equipment	11,762	17,078	16,699
Servicer fees	25,171	895	—
Trust collection costs and other trust expenses	11,425	—	—
Other	11,117	6,024	15,457

Total	$92,226	$57,943	$79,947

Other expenses included goodwill impairment losses of $1.7 million in fiscal 2009.

Included in other expenses in fiscal 2011, fiscal 2010 and fiscal 2009 are fees of $1.5 million, $796 thousand and $523 thousand, respectively, paid to Sextant Holdings, LLC (Sextant), under a time-sharing agreement for business-related use of a private aircraft. Under the time sharing agreement, the fees may not exceed the actual expense of each specific flight as authorized by federal aviation regulations. The sole manager and member of Sextant is Daniel Meyers, our Chief Executive Officer, President and Chairman of the Board.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(22)  Other Income—Gain from TERI Settlement

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

	June 30, 2011
	Education Financing	Securitization Trusts	Total
	(dollars in thousands)
Cash received in excess of recorded receivables	$3,091	$30,834	$33,925
Reversal of recorded liabilities	5,021	11,753	16,774

Total other income—gain from TERI settlement	$8,112	$42,587	$50,699

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

(23)  Income Taxes

Our effective income tax rate is calculated on a consolidated basis. The securitization trusts are considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trust entities themselves. As such, we record all income tax benefit or expense in our Education Financing segment.

We are subject to federal income tax as well as income tax in multiple U.S. state and local jurisdictions. The IRS has begun an audit of our tax returns for the taxable years 2007, 2008, 2009 and 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts treatment of GATE, a former subsidiary of FMD. See Note 18, “Commitments and Contingencies—Income Tax Matters,” for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ending between June 30, 2007 and June 30, 2010.

Income tax expense was $2.1 million in fiscal 2011, compared to an income tax benefit of $44.9 million in fiscal 2010 and an income tax benefit of $160.6 million in fiscal 2009. Due to enactment of the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA), described below, we recorded an income tax

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(23)  Income Taxes (Continued)

benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer had any carryback to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of June 30, 2011, for which we recorded a full valuation allowance. The net effect is that we had no tax expense or benefit from our operating losses for fiscal 2011, and we recorded accruals related to unrecognized tax benefits. The lower overall benefit in fiscal 2010 when compared to fiscal 2009 was a result of lower pre-tax losses during fiscal 2010.

The following table reflects components of income tax expense (benefit) attributable to loss before income taxes:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
Current:
Federal	$—	$(46,486)	$(177,807)
State	2,754	2,916	17,205

Total current tax expense (benefit)	2,754	(43,570)	(160,602)
Deferred:
Federal	348	739	2,557
State	(994)	(2,111)	(2,589)

Total deferred tax expense (benefit)	(646)	(1,372)	(32)

Income tax expense (benefit)	$2,108	$(44,942)	$(160,634)

The following table reconciles the expected federal income tax expense (benefit) (computed by applying the federal statutory tax rate to income (loss) before taxes) to recorded income tax expense (benefit):

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
Computed federal tax benefit	$(76,809)	$(75,545)	$(192,794)
State tax, net of federal benefit	1,144	523	9,500
Loss attributable to securitization trusts	51,128	—	—
Federal valuation allowance	25,882	26,494	23,240
Non-deductible compensation	912	3,275	913
Other, net	(149)	311	(1,493)

Income tax expense (benefit)	$2,108	$(44,942)	$(160,634)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(23)  Income Taxes (Continued)

The following table reflects the tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities:

	June 30,
	2011	2010
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,391	$—
Federal benefit of unrecognized tax benefits	13,759	12,847
Depreciation and amortization	5,831	5,286
Allowance for loan losses	2,464	4,491
Amortization of deferred costs	4,072	4,528
Deferral of unrealized loss on loans held for sale	—	46,791
Other, net	7,956	9,211

Gross deferred tax assets	51,473	83,154
Valuation allowance	(41,016)	(55,907)

Total net deferred tax asset	10,457	27,247
Deferred tax liabilities:
Additional structural advisory fees	(7,324)	(13,836)
Residual fees	(865)	(9,272)
Asset servicing fees	(645)	(2,295)
Other, net	(2,454)	(2,597)

Total deferred tax liability	(11,288)	(28,000)

Net deferred tax asset (liability)	$(831)	$(753)

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2011 and June 30, 2010. We will continue to review the recognition of deferred tax assets on a quarterly basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(23)  Income Taxes (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars in thousands)
Beginning unrecognized tax benefits	$30,936	$30,936	$22,158
Increase related to positions taken in the current year	—	—	8,778

Ending unrecognized tax benefits	$30,936	$30,936	$30,936

Beginning accrued interest	5,771	3,166	1,351
Interest expense recognized	2,604	2,605	1,815

Ending accrued interest	$8,375	$5,771	$3,166

The ending balance at June 30, 2011, 2010, and 2009 if recognized would favorably affect our effective income tax rate. We do not accrue for the payment of penalties. We recognize interest and penalties, if any, in income tax expense when incurred.

Tax Loss Carrybacks and Carryforwards

In November 2009, the WHBAA was signed into law. Under the WHBAA, we were permitted to carryback the taxable losses from either fiscal 2009 or 2010 for five years, instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we recorded an income tax receivable at September 30, 2010 of $45.1 million, which was received on October 1, 2010.

(24)  Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Fiscal years ended June 30,
	2011	2010	2009
	(dollars and shares in thousands, except per share amounts)
Net loss	$(221,561)	$(170,902)	$(390,205)
Net loss per common share:
Basic	$(2.20)	$(1.72)	$(3.94)
Diluted	(2.20)	(1.72)	(3.94)
Weighted-average shares outstanding:
Basic	100,919	99,537	99,081
Diluted	100,919	99,537	99,081
Anti-dilutive common stock equivalents	8,940	8,878	8,177

As a result of the net losses for the periods presented, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include RSUs, series B non-voting convertible preferred stock and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the report date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(25)  Union Federal Regulatory Matters

(a)	Regulatory Capital Requirements

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $11.7 million at June 30, 2011.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines		June 30,
	Minimum	Well capitalized	2011	2010
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	223.9%	124.8%
Total risk-based capital	8.0	10.0	225.2	125.5
Tier 1 (core) capital	4.0	5.0	15.5	27.9

As of June 30, 2011 and June 30, 2010, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

FMD is subject to regulation, supervision and examination by the Federal Reserve, as successor to the OTS, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC, as successor to the OTS. Prior to July 21, 2011, FMD’s primary federal regulators were the OTS and Union Federal’s primary federal regulator was the OTS and the FDIC.

The OCC, as the successor to the OTS, regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s board of directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC, or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Act (FDIA), an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA).

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

June 30, 2011, 2010 and 2009

(25)  Union Federal Regulatory Matters (Continued)

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

(b)	Supervisory Agreement and Order to Cease and Desist

In July 2009, FMD entered into a supervisory agreement with the OTS (Supervisory Agreement) and Union Federal entered into an order to cease and desist with the OTS (Order). The OTS terminated the Supervisory Agreement and the Order, each in its entirety, in March 2010.

In connection with the termination of the Supervisory Agreement, our Board of Directors adopted resolutions requiring FMD to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. Following termination of the Supervisory Agreement and the Order, respectively, FMD remained subject to regulation, supervision and examination by the OTS as a savings and loan holding company, and Union Federal remained subject to regulation, supervision and examination by the OTS and the FDIC. As of July 21, 2011, FMD became subject to regulation, supervision and examination by the Federal Reserve as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

(26)  Stock-Based Compensation

Stock-based compensation expense was $4.8 million, $13.0 million and $7.3 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Total tax expense recognized for stock compensation was $0, $1.2 million and $2.2 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. As of June 30, 2011, there was $13.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately three years.

(a)	Stockholder Approved Plans

We have stock awards outstanding under three stock-based incentive compensation plans, each approved by both our Board of Directors and stockholders in 1996 (1996 Plan), 2002 (2002 Plan) and 2003 (2003 Plan).

Under the 1996 Plan, we granted either incentive stock options (pursuant to Section 422 of the Internal Revenue Code) or non-statutory stock options to our officers and employees, and non-statutory stock options to consultants. As of June 30, 2011, no awards may be granted under the 1996 Plan; however, 600 shares of common stock were issuable upon exercise of awards granted under the 1996 Plan.

Under the 2002 Plan, we granted non-statutory stock options to non-employee members of our Board of Directors. In 2006, our Board of Directors suspended new awards under the 2002 Plan. As of June 30, 2011, 102,000 shares of common stock were issuable upon exercise of awards granted under the 2002 Plan.

Under the 2003 Plan, our Board of Directors, or one or more subcommittees of our Board of Directors, may grant options or other stock based awards to employees, directors, consultants or advisors. As of June 30, 2011,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(26)  Stock-Based Compensation (Continued)

8,050,000 shares of common stock had been reserved for issuance under the 2003 Plan, and approximately 2,473,000 shares of common stock were issuable upon the exercise or vesting of awards granted under the 2003 Plan. At June 30, 2011, approximately 2,129,000 shares were available for future grant. We typically issue new shares of common stock as opposed to using treasury shares.

(b)	Stock Options

The following table summarizes information about stock options outstanding at June 30, 2011:

Exercise prices	Number outstanding	Weighted-average remaining contractual term	Weighted-average exercise price	Number exercisable
	(shares in thousands)
$3.33	19	1.21	$3.33	19
$6.00(1)	2,000	7.06	6.00	1,000
$8.10 - $10.00	30	2.19	8.48	30
$12.00(1)	2,000	7.06	12.00	2,000
$16.00(1)	2,000	7.06	16.00	2,000
$19.04	24	4.22	19.04	24
$32.97	30	3.22	32.97	30

$3.33 - $32.97	6,103	6.99	11.43	5,103

(1)	These options were not issued under any of our existing stockholder-approved incentive plans. Our Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of our Board of Directors, effective September 1, 2008. In connection with the election, our Board of Directors and a subcommittee of our Compensation Committee of our Board of Directors approved the grant in August 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000,000 shares of our common stock, at an exercise price of $6.00 per share, 25% of which vested and became exercisable in August 2009, with the remainder to vest and become exercisable in three equal installments on each of the second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000,000 shares of our common stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008; and (c) 2,000,000 shares of our common stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008. Any unvested stock options will vest and become exercisable in full (1) if the closing sale price of our common stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (2) in the event of Mr. Meyers’ death or disability, as defined in the applicable option agreement or (3) in the event that Mr. Meyers’ employment is terminated by us without Cause, as defined in the applicable option agreement, or by Mr. Meyers with Good Reason, as defined in the applicable option agreement. In addition, subject to certain conditions set forth in the option agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by us and will be subject to a repurchase option by us. Each of the stock options will expire ten years from the Grant Date.

The options exercisable at June 30, 2011 have no intrinsic value as the exercise price (weighted-average of $12.50) is above market price. The weighted-average remaining contractual term of options exercisable is seven years. Options expire a maximum of ten years from the grant date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(26)  Stock-Based Compensation (Continued)

The following table presents stock option activity for fiscal 2011, fiscal 2010 and fiscal 2009:

	Number of options	Weighted- average exercise price per share
	(shares in thousands)
Outstanding options at June 30, 2008	223	11.53
Granted(1)	6,000	11.33
Forfeited	(114)	7.03

Outstanding options at June 30, 2009	6,109	11.42
Exercised (aggregate intrinsic value of $13 thousand)	(6)	0.67

Outstanding options at June 30, 2010	6,103	11.43
Exercised	—	—

Outstanding options at June 30, 2011	6,103	11.43

(1)	The following inputs were used to estimate the fair value of options granted to Mr. Meyers during fiscal 2009: dividend yield of 0.0%, expected volatility of 75.0%, risk-free interest rate of 3.31% and expected option lives of six years.

(c)	Stock Units

Each stock unit, including both RSUs and director stock units, represents a contingent right to receive one share of our common stock upon vesting. Shares in respect of vested stock units are issued as soon as practicable after each vesting date.

Pursuant to a directors’ compensation program under the 2003 Plan, our non-employee directors are entitled to stock units for their service. Stock units granted to non-employee directors are fully vested upon grant. For fiscal 2009, each director received 3,000 stock units on the date of his initial election to our Board of Directors and an annual grant of 3,000 stock units on September 20 of each year if the non-employee director had then served as a member of our Board of Directors for at least 180 days. In May 2010, the director compensation program was amended to provide for the grant of 10,000 stock units upon initial election to our Board of Directors and an annual grant of 10,000 stock units on September 20 of each year, if the non-employee director has then served on our Board of Directors for at least 180 days. During fiscal 2011, fiscal 2010 and fiscal 2009, 60,000 stock units, 38,000 stock units and 21,000 stock units were granted to non-employee directors, respectively.

RSUs may be granted to employees and outside consultants. During fiscal 2011, approximately 1,052,000 RSUs were granted to employees, including executive officers, all of which are due to vest over the next four years. During fiscal 2010, approximately 4,331,000 RSUs were granted to employees and consultants, including executive officers, of which approximately 2,000,000 vested at the grant date, with the remainder to vest over the succeeding three years. No RSUs were granted to employees in fiscal 2009.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(26)  Stock-Based Compensation (Continued)

The following table presents stock unit activity, including both RSUs and director stock units, for fiscal 2011, fiscal 2010 and fiscal 2009:

	Number of stock units	Weighted- average grant date fair value per share
	(shares in thousands)
Outstanding stock units at June 30, 2008	722	28.86
Granted	21	3.30
Vested and issued	(312)	24.00
Forfeited	(151)	33.07

Outstanding stock units at June 30, 2009	280	30.07
Granted	4,369	3.02
Vested and issued	(2,201)	4.91
Forfeited	(4)	12.25

Outstanding stock units at June 30, 2010	2,444	4.41
Granted	1,112	2.12
Vested and issued	(743)	4.56
Forfeited	(340)	4.77

Outstanding stock units at June 30, 2011	2,473	3.28

(27)  Stockholders’ Equity

(a)	Preferred Stock

In December 2007, FMD entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners. Pursuant to the Investment Agreement, we issued 132,701 shares of newly designated Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1 thousand per share. The Series B Preferred Stock is convertible, at the option of the holders. The number of common shares issuable upon conversion is equal to the initial purchase price of the Series B Preferred Stock, divided by the conversion price of $15.00 per share. At June 30, 2011, the Series B Preferred Stock issued and outstanding is convertible into 8,846,733 shares of common stock. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on our common stock. Upon liquidation, dissolution or winding up of FMD, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with common stock in the distribution of remaining assets.

(b)	2003 Employee Stock Purchase Plan

In 2003, our Board of Directors and stockholders approved the 2003 employee stock purchase plan (ESPP). A total of 600,000 shares of common stock were authorized for issuance under the ESPP. The ESPP permitted eligible employees to purchase shares of our common stock at the lower of 85% of its fair market value at the beginning or at the end of each offering period. Participation was voluntary. In April 2008, our Board of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011, 2010 and 2009

(27)  Stockholders’ Equity (Continued)

Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP. As a result, no shares were issued in fiscal 2011, fiscal 2010, or fiscal 2009 under the ESPP. At June 30, 2011, 406,000 shares were available for future purchase under the ESPP.

(c)	Treasury Stock

Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of common stock. As of June 30, 2011, we had repurchased an aggregate of 1,169,100 shares under this program at an average price, excluding commissions, of $36.17 per share. Shares repurchased under this program are generally bought in open market transactions. We did not repurchase any shares of common stock pursuant to this program during fiscal 2011, fiscal 2010 or fiscal 2009. Future repurchases pursuant to this program may require regulatory approval.

Treasury stock was $186.6 million (8,399,000 shares) and $186.2 million (8,239,000 shares) at June 30, 2011 and June 30, 2010, respectively. The increase in shares is a result of common stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest.

(28)  Defined Contribution Plans

We sponsor a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. At our option, we can contribute to the plan for the benefit of employees. Employee and employer contributions vest immediately. We made contributions of $0.9 million, $0.9 million and $1.1 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY INFORMATION

The table below summarizes unaudited quarterly information for each of the three months in fiscal 2011 and fiscal 2010:

	Three months ended
	As restated September 30, 2010	As restated December 31, 2010	March 31, 2011	June 30, 2011
	(dollars in thousands, except per share data)
Total revenues	$(34,918)	$(54,391)	$(2,815)	$(47,509)
Non-interest expenses	28,968	28,770	36,611	36,170
Other income—gain from TERI settlements	—	50,681	18	—
Income tax benefit (expense)	1,082	957	(82)	151

Net loss	$(64,968)	$(33,437)	$(39,326)	$(83,830)

Net loss per share:
Basic	$(0.64)	$(0.33)	$(0.39)	$(0.83)
Diluted	(0.64)	(0.33)	(0.39)	(0.83)

	Three months ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(dollars in thousands, except per share data)
Total revenues	$13,536	$10,141	$(16,968)	$9,441
Non-interest expenses	150,252	31,246	27,860	22,636
Income tax expense (benefit)	(5,391)	(17,631)	(4,345)	(17,575)

Net loss	$(131,325)	$(3,474)	$(40,483)	$4,380

Net loss per share:
Basic	$(1.32)	$(0.04)	$(0.41)	$0.04
Diluted	(1.32)	(0.04)	(0.41)	0.04

Quarterly revenues, operating results and profitability vary on a quarterly basis. During fiscal 2011 and fiscal 2010, variability was largely due to changes in the assumptions used to value our service receivables and education loans held for sale, as well as the losses realized on sales of certain assets. To the extent demand grows for our Monogram-based loan programs, we expect additional seasonality due to the timing of loan originations, and if applicable, due to the timing, size and structure of securitizations we might facilitate, if any. In fiscal 2011 and fiscal 2010, we did not facilitate any securitization transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 155 of this annual report.

/s/ DANIEL MEYERS
Chief Executive Officer, President and Chairman of the Board of Directors

/s/ KENNETH KLIPPER
Managing Director and Chief Financial Officer

Attestation Report of our Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited The First Marblehead Corporation’s (the Company) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated September 8, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

September 8, 2011

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2011 in connection with our 2011 annual meeting of stockholders, which we refer to below as our 2011 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and code of ethics is included in Item 1, “Business,” of this annual report.

The information required by this item with respect to directors will be contained in our 2011 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this annual report by reference.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2011 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2011 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this annual report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters of the compensation committee and nominating and corporate governance committees, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or e-mailing Investor Relations at info@fmd.com.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this annual report by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2011 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this annual report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2011 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2011 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this annual report by reference.

The information required by this item with regard to director independence will be contained in our 2011 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2011 Proxy Statement under the caption “Discussion of Proposals—Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this annual report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

Our consolidated financial statements are included as Item 8, “Financial Statements and Supplementary Data,” herein and are filed as part of this annual report. Our consolidated financial statements include the reports made in Item 9A, “Controls and Procedures,” herein.

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

THE FIRST MARBLEHEAD CORPORATION

By:	/S/ DANIEL MEYERS
Daniel Meyers
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 8, 2011

/S/ KENNETH KLIPPER Kenneth Klipper	Managing Director and Chief Financial Officer (Principal Financial Officer)	September 8, 2011

/S/ RYAN R. BRENNEMAN Ryan R. Brenneman	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	September 8, 2011

/S/ NANCY Y. BEKAVAC Nancy Y. Bekavac	Director	September 8, 2011

/S/ WILLIAM R. BERKLEY William R. Berkley	Director	September 8, 2011

/S/ DORT A. CAMERON III Dort A. Cameron III	Director	September 8, 2011

/S/ HENRY CORNELL Henry Cornell	Director	September 8, 2011

/S/ GEORGE G. DALY George G. Daly	Director	September 8, 2011

/S/ PETER S. DROTCH Peter S. Drotch	Director	September 8, 2011

/S/ THOMAS P. EDDY Thomas P. Eddy	Director	September 8, 2011

/S/ WILLIAM D. HANSEN William D. Hansen	Director	September 8, 2011

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Amended and Restated By-laws of the Registrant

4.1(3)	Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.

4.2(4)	Amendment No. 1 dated as of January 30, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.

4.3(5)	Amendment No. 2, dated August 18, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.

4.4(3)	Amended and Restated Registration Rights Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P., GS Parthenon B, L.P. and the other holders named therein

4.5(6)	Indenture, dated July 18, 2007, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant and Union Federal Savings Bank

4.6(6)	Settlement Agreement and Release, dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank

10.1(2)#	2002 Director Stock Plan

10.2(2)#	2003 Employee Stock Purchase Plan

10.3(7)#	2003 Stock Incentive Plan, as amended and restated

10.4(1)#	Executive Incentive Compensation Plan

10.5(8)#	Summary of non-employee director compensation arrangements

10.6(9)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan

10.7(10)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan

10.8#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan

10.9#	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement

10.10(5)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers

10.11(11)#	First Amendment to Employment Agreement, dated as of May 17, 2010, between the Registrant and Daniel Meyers

10.12(5)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers

10.13(11)#	First Amendment to Indemnification Agreement, dated as of July 22, 2010, between the Registrant and Daniel Meyers

Number	Description
10.14(12)#	Non-Statutory Stock Option Agreement for $6.00 stock options between the Registrant and Daniel Meyers

10.15(12)#	Non-Statutory Stock Option Agreement for $12.00 stock options between the Registrant and Daniel Meyers

10.16(12)#	Non-Statutory Stock Option Agreement for $16.00 stock options between the Registrant and Daniel Meyers

10.17(11)#	Letter Agreement, dated February 25, 2005, between the Registrant and Kenneth Klipper, as supplemented

10.18(11)#	Letter Agreement, dated September 22, 2008, between the Registrant and Seth Gelber, as supplemented

10.19(11)#	Letter Agreement, dated September 22, 2008, between the Registrant and Gary Santo, as supplemented

10.20(11)#	Letter Agreement, effective as of July 22, 2010, between the Registrant and Stein Skaane

10.21(8)#	Separation and Transition Services Agreement, dated May 17, 2010, between the Registrant and Peter B. Tarr

10.22#	Letter Agreement, dated January 28, 2011, between the Registrant and Ryan R. Brenneman, as supplemented

10.23(13)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC

10.24(12)	Indenture of Lease, dated September 5, 2003, between the Registrant and BP Prucenter Acquisition LLC, as amended

10.25(12)	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended

10.26(14)	Second Amendment to Lease, dated as of November 3, 2010, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.27	Third Amendment to Lease, dated as of July 1, 2011, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.28(15)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC

10.29(15)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant

10.30(15)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.31(15)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust

10.32(15)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC

10.33(16)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.

10.34(16)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.

Number	Description
10.35(17)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.36(12)††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.37(18)††	Private Student Loan Monogram Program Agreement, dated as of February 5, 2010, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.38(18)††	Loan Program Agreement, dated as of April 20, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.39(18)††	Certificate of Satisfaction and First Amendment to Loan Program Agreement, dated as of July 15, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.40††	Loan Program Agreement, dated as of June 30, 2011, among the Registrant, First Marblehead Education Resources, Inc. and Union Federal Savings Bank

10.41(19)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.42(20)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(21)	Static pool data as of June 30, 2011

99.2(21)	Supplemental presentation dated June 30, 2011

(1)	Incorporated by reference to the exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on August 29, 2008.

(2)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-108531).

(3)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 27, 2007.

(4)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on February 4, 2008.

(5)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 18, 2008.

(6)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 20, 2010.

(7)	Incorporated by reference to the exhibit to the Registrant’s registration statement on Form S-8 (File No. 333-163141).

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2010.

(9)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004 (File No. 001-31825).

(10)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 7, 2005 (File No. 001-31825).

(11)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 2, 2010.

(12)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 3, 2009.

(13)	Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2009.

(14)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 5, 2010.

(15)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 6, 2009.

(16)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on October 16, 2009.

(17)	Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(18)	Incorporated by reference to the exhibits to the Registrant’s Amendment No. 1 to annual report on Form 10-K filed with the SEC on November 18, 2010.

(19)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 14, 2010.

(20)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 22, 2010.

(21)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 30, 2011.

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

#	This Exhibit is a management contract or compensatory plan or arrangement.