Form 10-Q
period 2011-09-30
FIRST MARBLEHEAD CORP
filed 2011-11-08
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, the registrant had 101,491,493 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 8, 2011.

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation, its subsidiaries and consolidated variable interest entities, or VIEs, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2012 as “fiscal 2012.” References to our “Annual Report” mean our annual report on Form 10-K for fiscal 2011.

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected trust or loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth below under “—Application of Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 8, 2011.

Executive Summary

Overview

We are a specialty finance company that offers:

•	Outsourcing services to national and regional financial and educational institutions in the United States for designing and implementing education loan programs;

•	Outsourcing services to manage tuition planning, billing and payments for educational institutions; and

•	Education loan origination, portfolio management and securitization services.

We partner with lenders to design and service school-certified education loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a standalone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC, which we refer to as TMS. We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary, Union Federal Savings Bank, which we refer to as Union FederalSM, offers education loans, residential and commercial mortgage loans and retail savings, money market and time deposit products.

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. NC Residuals Owners Trust held our residual interests in certain of the securitization trusts that we facilitated. We sold the Trust Certificate in fiscal 2009.

We manage our operations through two business segments, Education Financing and Securitization Trusts:

Education Financing

Our Education Financing segment includes the services we perform in designing and implementing various education loan programs as well as other services, including portfolio management, trust administration, securitization services and asset servicing. Our Education Financing segment also includes the results of Union Federal, including its Monogram-based loan programs, and, beginning on January 1, 2011, the results of TMS, including its tuition payment processing and transactional services. The key drivers of our results of operations and financial condition for our Education Financing segment are facilitated loan volume based on our Monogram platform and the volume of tuition payments processed by TMS. In addition, we are entitled over time to receive additional structural advisory fees and residual cash flows from certain securitization trusts for our past securitization services.

Securitization Trusts

Our Securitization Trusts segment includes 14 securitization trusts that purchased portfolios of education loans facilitated by us from fiscal 2004 through fiscal 2008, which we consolidated upon our adoption of Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17. Not all securitization trusts facilitated by us during that period were consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The key driver of the results of our Securitization Trusts segment is the performance of the underlying portfolio of education loans held by these trusts.

The education loans purchased by certain of the securitization trusts, which we refer to as the Trusts, were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 consolidated securitization trusts, 11 are Trusts and three are NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts, and the consolidated NCT Trusts as the GATE Trusts, throughout this quarterly report. Based on our quarterly reassessment of the VIEs and our variable interest in them, we continue to consolidate the 14 securitization trusts that were consolidated at the date of adoption. The administration of these securitization trusts, including investor reporting and default prevention and collections management services, is provided by our Education Financing segment.

The net deficit of $1.20 billion reported by the entities included in our Securitization Trusts segment does not represent economic exposure to our stockholders. The securitization trusts have been structured to provide creditors or beneficial interest holders of a securitization trust recourse only to the assets of that particular trust, and not the assets of FMD, its operating subsidiaries or any other securitization trust. With respect to the NCSLT Trusts, the economic exposure for our stockholders is generally limited to the value of our service revenue receivables due from these trusts or their third-party owner recorded by our Education Financing segment. At September 30, 2011, our Education Financing segment had service revenue receivables of $30.5 million due from the on- and off-balance sheet Trusts and the third-party owner of the Trust Certificate. With respect to the GATE Trusts, we own 100% of the residual interests. As such, any cumulative profit generated by the GATE Trusts would ultimately be realized by our stockholders in the form of residual cash flow payments. Any deficit generated by a consolidated securitization trust will reverse out of our accumulated deficit, and be recorded as a non-cash gain, when its liabilities are extinguished or the trust is deconsolidated by us.

See Note 2, “Summary of Significant Accounting Policies—Consolidation,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. We have no ownership interest in the NCSLT Trusts as a result of our sale of the Trust Certificate in fiscal 2009. Although we are required under U.S. generally accepted accounting principles, or GAAP, to reflect the net deficit of the consolidated securitization trusts in our accumulated deficit, and the revenues and expenses of these trusts in our statements of operations or loss per share, the financial performance of the NCSLT Trusts will ultimately inure to the third-party owners of the residual interests.

As a result of economic conditions, we have taken a number of measures to adjust our business model since fiscal 2008. These measures are described in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Trends, Uncertainties and Outlook.”

Loan Origination

During the first quarter of fiscal 2011, we began performing services under loan program agreements for two lender clients, each related to a school-certified education loan program funded by these lender clients and based on our Monogram platform. On June 30, 2011, we began performing services under a loan program agreement with Union Federal for school-certified education loan programs based on our Monogram platform, including a K-12 loan program. Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and we believe that our three lender clients’ Monogram-based loan programs are a significant step in our return to the education lending marketplace.

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. The period of July 2011 through September 2011 was the first full peak origination season for Monogram-based loan offerings and marked our return, after a three-year absence, to meaningful origination volumes. Since the launch of our initial lender clients’ respective Monogram-based loan programs through November 4, 2011, we processed over 54,000 loan applications and approved loans in the aggregate principal amount of $130.6 million. During the first quarter of fiscal 2012, Union Federal booked Monogram-based loans in the aggregate principal amount of $17.0 million, and disbursed loans in the aggregate principal amount of $7.5 million. Our other lender clients booked loans in the aggregate principal amount of $14.3 million and disbursed loans in the aggregate principal amount of $7.3 million during the first quarter of fiscal 2012.

Portfolio Performance

Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States over the past three years. These conditions have included higher unemployment rates and deteriorated credit performance, including higher levels of education loan defaults and lower recoveries on such defaults. While there have been some recent improvements, these conditions have had, and may continue to have, a material adverse effect on legacy loan portfolio performance, as well as the estimated value of our service revenue receivables associated with the securitization trusts that we have previously facilitated.

We score the education loans held by the Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We group the loans into three statistically significant segments with education loans in Segment 1 expected to perform better than education loans in Segment 2, and education loans in Segment 2 expected to perform better than education loans in Segment 3.

We evaluate our post-default recovery rates on at least a quarterly basis and, if warranted, make changes to those rates based upon changes in credit performance of our loan portfolios. Changes in post-default recovery performance often lag behind most of the other loan performance assumptions due to the fact that over the life-cycle of an education loan, recovery performance data is typically among the last performance data to become available. Our net recovery rate assumption at September 30, 2011 for the Segment 1 education loans was 36.2%, for the Segment 2 education loans was 32.1% and for the Segment 3 education loans was 22.1%. These rates were unchanged from our net recovery rate assumptions at June 30, 2011. See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2011 compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans that exhibited a strong credit profile. Additionally, in fiscal 2011 investors began to demonstrate interest in longer duration ABS in the sector. Global capital markets experienced volatility during the first quarter of fiscal 2012, particularly in light of the downgrade of the credit rating assigned to long-term U.S. debt and credit turmoil in the Europe. We nonetheless believe that there may be opportunities to finance private education loans in the ABS market subject to improvements in the global capital markets. We believe, however, that the structure and economics of any financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include the potential for lower revenues as a result of wider credit spreads, additional cash requirements on our part and a higher likelihood that we would be required to consolidate any new securitization trust in our financial statements.

Uncertainties

The near-term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully and efficiently market our Monogram platform, originate education loans through Union Federal and successfully integrate TMS into our operations so that we may grow and diversify our client base and revenues. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the initial results from this peak season demonstrate market demand for Monogram-based education loans.

We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute now because our lender clients’ Monogram-based loan programs were initially launched in fiscal 2011.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union FederalSM Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with three lenders. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated in the calendar 2011 peak season will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by our three lender clients’ Monogram-based loan programs, or any additional lender clients, during fiscal 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, premiums, expense management and growth at TMS and Union Federal, as well as financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our initial three lender clients. We must also achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition.

Changes in any of the following factors could materially affect our financial results:

•

Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under the federal or state government programs and legislation recently passed or currently under consideration;

•	The extent to which our services and products, including our Monogram platform, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume that we are able to generate under our lender clients’ Monogram-based loan programs;

•	Our ability to successfully integrate TMS into our business model and realize the anticipated financial benefits of our acquisition of TMS;

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

•

An adverse outcome relating to the federal income tax treatment of our sale of the Trust Certificate to a third party in fiscal 2009 or our asset services agreement with the purchaser of the Trust Certificate, including proceedings related to federal tax refunds previously received as a result of the audit currently being conducted by the Internal Revenue Service, or IRS, or otherwise;

•	The resolution of litigation and regulatory proceedings pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a VIE;

•

Regulatory requirements applicable to Union Federal, TMS and us, including conditions and approvals relating to the Union Federal Private Student Loan Program, which limit Union Federal’s ability to fund education loans;

•

Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, an independent agency within the Board of Governors of the Federal Reserve System, or Federal Reserve, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Three Months Ended September 30, 2011 and 2010

Financial Results Summary

We present our results of operations first on a consolidated basis in accordance with GAAP. However, we manage our operations through two business segments, Education Financing and Securitization Trusts. As such, our discussion first focuses on the results of our Education Financing segment, which represents our core business, followed by our discussion of the results of our Securitization Trusts segment. The following table summarizes our results of operations by reporting segment:

	Three months ended September 30,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$487	$(64,394)	$12	$(63,895)	$38	$(37,656)	$10	$(37,608)
Total non-interest revenues	11,992	380	(3,306)	9,066	5,006	293	(2,609)	2,690

Total revenues	12,479	(64,014)	(3,294)	(54,829)	5,044	(37,363)	(2,599)	(34,918)
Total non-interest expenses	30,950	12,179	(2,797)	40,332	20,031	11,770	(2,833)	28,968

Loss from operations	(18,471)	(76,193)	(497)	(95,161)	(14,987)	(49,133)	234	(63,886)
Other income—proceeds from TERI settlement	1,124	6,881	—	8,005	—	—	—	—

Loss before income taxes	(17,347)	(69,312)	(497)	(87,156)	(14,987)	(49,133)	234	(63,886)
Income tax expense	802	—	—	802	1,082	—	—	1,082

Net loss	$(18,149)	$(69,312)	$(497)	$(87,958)	$(16,069)	$(49,133)	$234	$(64,968)

Net loss per basic and diluted share	$(0.18)	$(0.68)	$(0.01)	$(0.87)	$(0.16)	$(0.49)	$0.01	$(0.64)

Basic and diluted weighted-average shares outstanding				101,334				100,762

For the three months ended September 30, 2011, we reported a net loss of $88.0 million, or $0.87 per share on a fully diluted basis, compared with a net loss of $65.0 million, or $0.64 per share on a fully diluted basis, for the three months ended September 30, 2010. The increase in the net loss year-over-year is largely attributable to the net loss of $69.3 million incurred by our Securitization Trusts segment for the three months ended September 30, 2011. This net loss included $70.9 million of loss from the NCSLT Trusts and $1.6 million of net income from the GATE Trusts. The net loss increased, as compared to the three months ended September 30, 2010, as a result of an increase in the provision for loan losses and a decrease in net interest income as a result of current economic conditions. While we are required under GAAP to include the results of our Securitization Trusts segment in our consolidated results, we have no ownership interest in the NCSLT Trusts, as explained under “—Securitization Trusts,” below. Our Education Financing segment net loss increased by $2.0 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, which is discussed in greater detail under “—Education Financing,” below.

The following sections provide more detail on the financial results of our reporting segments for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

Education Financing

We offer clients the opportunity to outsource key components of their education financing programs to us by offering the following services:

•

Loan origination—We offer loan processing services to schools and lenders, from application intake and credit approval through loan disbursement. We are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

•	Tuition payment plans—As of January 1, 2011, we have expanded our service offerings to include tuition planning, tuition billing and payment technology services for educational institutions.

•

Portfolio management—We manage education loan portfolios on behalf of portfolio owners, including securitization trusts facilitated by us, in part by employing risk analytics to monitor and manage the performance of the portfolio over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure enables comprehensive analytics, based on both historical and recent data, and we are able to customize collections strategies as needed to optimize loan performance.

•

Trust administration—As administrator for securitization trusts that we facilitated, we perform various administrative functions, including preparation of financial statements and monitoring of the performance of loan servicers and third-party collection agencies. We are responsible for reconciliation of funds among the third parties and the trusts, and we also provide regular reporting to investors in these trusts as well as to other related parties.

•

Asset servicing—Our experience enables us to offer asset servicing such as residual analysis and valuation optimization services and strategies relating to asset funding to holders of a residual interest in education loan securitizations.

•

Securitization—Historically, we have facilitated securitizations to serve as a source of permanent financing for education loans originated by our lender clients. As demand for securitizations backed by private education loans reemerges, we hope to participate in future securitizations or other capital markets transactions, subject to market acceptance and conditions.

Loan origination, portfolio management and trust administration services are each offered as an integrated part of our Monogram platform or on a stand-alone, fee-for-service basis. Tuition payment plans and asset servicing are offered on a stand-alone, fee-for-service basis.

Our Monogram platform enables a lender to customize some or all of our education loan service offerings based on the lender’s particular needs, including its risk control and investment return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. Lenders may provide all loan repayment options to all applicants who pass the credit review or restrict repayment options based on applicants’ risk scores. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the education loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods and an increased percentage of borrowers making payments while in school, in each case when compared to loans generated under programs that we previously facilitated, as well as high cosigner participation rates. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenue and client base.

The first education loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with two of our initial three lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation interest accounts, which we refer to as participation accounts, to serve as a first loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience is less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders. As consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

We also include in our Education Financing segment the financial results of Union Federal. Union Federal is a federally-chartered thrift that, since July 21, 2011, has been regulated by the Office of the Comptroller of the Currency, or OCC. Prior to July 21, 2011, Union Federal was regulated by the U.S. Office of Thrift Supervision, or OTS. Union Federal offers education loans, residential and commercial mortgage loans and retail savings, money market and time deposit products. On June 30, 2011, Union Federal launched the Union Federal Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE® Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Federal Reserve.

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the Trust Certificate.

The following table presents the results of operations and summary of changes for our Education Financing segment:

	Three months ended September 30,		Change between periods
	2011	2010	2011 -2010
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$554	$480	$74
Interest expense	(239)	(383)	144

Net interest income	315	97	218
Provision for loan losses	172	(59)	231

Net interest income after provision for loan losses	487	38	449
Non-interest revenues:
Asset servicing fees	56	1,069	(1,013)
Additional structural advisory fees and residuals—trust updates	892	(710)	1,602
Administrative and other fees	11,044	4,647	6,397

Total non-interest revenues	11,992	5,006	6,986

Total revenues	12,479	5,044	7,435
Total non-interest expenses	30,950	20,031	10,919

Loss from operations	(18,471)	(14,987)	(3,484)
Other income—proceeds from TERI settlement	1,124	—	1,124

Loss before income taxes	(17,347)	(14,987)	(2,360)
Income tax expense	802	1,082	(280)

Net loss	$(18,149)	$(16,069)	$(2,080)

Overall Results

The net loss for our Education Financing segment for the three months ended September 30, 2011 increased by $2.0 million to $18.1 million from $16.1 million for the three months ended September 30, 2010, primarily as a result of an increase in non-interest expenses of $10.9 million, partially offset by an increase in revenues of $7.4 million and a cash distribution of $1.1 million received under TERI’s confirmed plan of reorganization. See Note 22, “Other Income—Gain from TERI Settlement,” in the notes to our consolidated financial statements included in Part 8 of Item II of our Annual Report for additional information regarding the TERI settlement.

Net Interest Income after Provision for Loan Losses

For the three months ended September 30, 2011, net interest income after provision for loan losses was $487 thousand, an increase of $449 thousand from $38 thousand for the same period a year earlier, reflecting an improved net interest margin primarily driven by a $144 thousand decline in net interest expense as a result of a decline in interest rates paid on long-term borrowings and deposits. Interest income increased by $74 thousand due to a larger volume of restricted cash deposits, principally as a result of our acquisition of TMS. The provision for loan losses for the three months ended September 30, 2011 also improved by $231 thousand compared to the same period a year earlier, reflecting higher cash recoveries received during the first quarter of fiscal 2012. See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and rates earned and paid.

Non-Interest Revenues

Non-interest revenues for our Education Financing segment includes administrative fees earned by TMS for tuition payment plan processing, fee-for-service revenues for loan origination and program support and fees related to our Monogram platform, as well as fees for trust administration and portfolio management performed on behalf of the securitization trusts that we facilitated. Non-interest revenues for the three months ended September 30, 2011 were $12.0 million, up $7.0 million from $5.0 million for the fiscal quarter ended September 30, 2010, a period that did not include TMS as part of our operations. Non-interest revenues for the first quarter of fiscal 2012 included $7.3 million of revenues generated by TMS, as well as $3.5 million in administrative fees for services provided to the securitization trusts that we facilitated.

Servicing Fees and Trust Updates Overview. We record our service revenue receivables at fair value in our balance sheet. Asset servicing fee receivables represent the estimated fair value of service revenues earned as of our balance sheet date from the third-party owner of the Trust Certificate. Additional structural advisory fee and residual receivables represent the estimated fair value of service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. These trusts are primarily, but not limited to, the NCSLT Trusts.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Changes in the estimated fair value of receivables due from the consolidated securitization trusts, less cash received, are recorded as revenue or loss in our Education Financing segment, which we refer to as trust updates. See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates, which include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward LIBOR curve.

From a balance sheet perspective, our adoption of Accounting Standards Codification 810, Consolidation, requires that many of these service revenue receivables and related fee income be eliminated in consolidation but separately recorded in our segment reporting disclosures in our Education Financing segment.

Asset Servicing Fees. Pursuant to our asset services agreement with the third-party owner of the Trust Certificate, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support the third party’s ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts. Although this fee is earned monthly, our right to receive the fee is contingent on distributions made by the Trusts to the owner of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts.

During the first quarters of fiscal 2012 and 2011, we recorded $139 thousand and $978 thousand, respectively, as fee income, which represented our estimate of the net present value of fees to be received for services provided during those reporting periods. During the first quarter of fiscal 2012, we recognized fee update losses of $83 thousand, compared to fee update income of $91 thousand for the comparable period in fiscal 2011. The lower fee income and fee update losses in fiscal 2012 reflect reductions in our estimates of the volume of residual cash flows to be paid to the third-party owner of the Trust Certificate. These reductions primarily resulted from the reduction in the third quarter of fiscal 2011 of the net recovery rate assumption used in our valuation model, which had the impact of reducing the value of our service revenue receivables and related income.

Additional Structural Advisory Fee and Residual Trust Updates. A significant portion of additional structural advisory fee and residual receivables are due from the consolidated securitization trusts, which are eliminated in consolidation but continue to be recognized by our Education Financing segment for segment reporting purposes. The total additional structural advisory fee receivable balance for our Education Financing segment at September 30, 2011 was $18.8 million, up $451 thousand from $18.4 million at June 30, 2011. The increase includes the change in fair value recorded as trust updates, partially offset by any cash received from the consolidated securitization trusts and off-balance sheet VIEs.

The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended September 30,
	2011	2010
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from off-balance sheet VIEs	$(107)	$725
Due from Securitization Trusts	586	146

Total additional structural advisory fee trust updates	479	871
Residuals:
Due from off-balance sheet VIEs	(95)	(1,357)
Due from Securitization Trusts	508	(224)

Total residual trust updates	413	(1,581)

Total trust updates—Education Financing	$892	$(710)

The increase of $1.6 million in the additional structural advisory fee and residuals—trust updates income for the fiscal quarter ended September 30, 2011 compared to the fiscal quarter ended September 30, 2010 resulted from an increase in the estimated fair value of these receivables for the first quarter of fiscal 2012 as compared to a decrease in fiscal 2011. The driver of the increase in the first quarter of fiscal 2012 was a decline in the forward LIBOR curve. Normally, a downward shift would decrease the fair value of both the additional structural advisory fee and residual receivables, however, there are two NCSLT Trusts that do not have a residual interest value as a result of having liabilities that exceed their asset pools. As such, the lower forward LIBOR curve increased the overall cash flows to these two NCSLT Trusts as a result of lower interest costs, creating an increase in value of the additional structural advisory fee receivables and a positive trend in the trust updates for the first quarter of fiscal 2012. The loss in the first quarter of fiscal 2011 reflected a decrease in the estimated fair value of residual receivables due from off-balance sheet VIEs, as a result of a $2.9 million loss due to the general performance of off-balance sheet VIEs.

See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our estimates of the fair value of additional structural advisory fee and residual receivables.

Administrative and Other Fees. Administrative and other fees for the three months ended September 30, 2011 were $11.0 million, an increase of $6.4 million from $4.6 million for the three months ended September 30, 2010. The increase was largely a result of revenue of $7.3 million from TMS, which was not included in our consolidated results until the third quarter of fiscal 2011. Approximately $3.5 million of fees for the first quarter of fiscal 2012 were attributable to fees for trust administration and default prevention and collections management services provided to the securitization trusts facilitated by us, compared to $4.3 million for the first quarter of fiscal 2011. The decrease in revenues related to the securitization trusts was due to lower allowable revenues for default prevention and lower education loan balances within the trusts upon which the administrative fees are based.

Non-Interest Expenses

The following table reflects non-interest expenses for our Education Financing segment:

	Three months ended September 30,		Change between periods
	2011	2010	2011 - 2010
	(dollars in thousands)
Compensation and benefits expenses	$11,151	$7,871	$3,280

General and administrative expenses:
Third-party services	6,881	5,336	1,545
Depreciation and amortization	1,234	2,527	(1,293)
Marketing	4,501	86	4,415
Occupancy and equipment	3,187	2,453	734
Servicer fees	169	160	9
Other	3,827	1,598	2,229

Total general and administrative expenses	19,799	12,160	7,639

Total non-interest expenses	$30,950	$20,031	$10,919

Total number of full and part-time employees at fiscal quarter-end	341	226	115

Total Non-Interest Expenses

Total non-interest expenses increased by $10.9 million to $31.0 million for the three months ended September 30, 2011, compared to $20.0 million for the three months ended September 30, 2010. The increase quarter over quarter was largely driven by increases in compensation and benefits expenses of $3.3 million and general and administrative expenses of $7.6 million. Of the $10.9 million increase, approximately $9.8 million was related to the operations of TMS.

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $3.3 million to $11.2 million for the first quarter of fiscal 2012 from $7.9 million for the same period a year earlier. The increase in compensation and benefits expenses was primarily the result of an increase in headcount as a result of our acquisition of TMS.

General and Administrative Expenses. General and administrative expenses increased by $7.6 million to $19.8 million for the first quarter of fiscal 2012 from $12.2 million for the same period a year earlier. This increase reflected $6.4 million attributable to the operations of TMS and $4.5 million of new marketing costs related to Union Federal’s Monogram-based loan programs, partially offset by lower depreciation and amortization expenses for certain fixed assets that were fully depreciated as well as lower occupancy costs in the current period.

Other Income—Proceeds from TERI Settlement. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, which we refer to as the TERI Reorganization. During the three months ended September 30, 2011, we recorded proceeds of $1.1 million, which represented additional distributions under TERI’s confirmed plan of reorganization. We recorded no such income for the same period a year earlier.

Income Taxes

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

The IRS has begun an audit of our tax returns for the taxable years 2007, 2008, 2009 and 2010. In addition, we are involved in several matters before the Massachusetts Appellate Tax Board, which we refer to as the ATB, relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information regarding these matters. Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2007 and June 30, 2010.

Income tax expense was $802 thousand for the first quarter of fiscal 2012, compared to $1.1 million for the first quarter of fiscal 2011, primarily due to a decrease in deferred income tax expense. Beginning in fiscal 2011, we no longer had any remaining taxes paid within available net operating loss carryback periods to offset our losses. As a result, we recorded a deferred tax asset for net operating loss carryforwards as of September 30, 2011. It is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing taxable temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2011 and September 30, 2010. In addition, we recorded accrued interest related to unrecognized tax benefits for the first quarter of fiscal 2012. We will continue to review the realizability of deferred tax assets on a quarterly basis.

Securitization Trusts

Results of operations for our Securitization Trusts segment include the 14 securitization trusts consolidated as of July 1, 2010. Interest income, net of any amortization of loan acquisition costs, is generated on the education loan portfolios held by the consolidated securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration, default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties.

The consolidated securitization trusts are managed in accordance with their applicable indentures, and their tangible assets are limited to cash, allowable investments and education loan principal, as well as the related interest income receivables and recoverables on defaulted loans. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD, its operating subsidiaries or any other securitization trust.

The majority of the consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of the NCSLT Trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As a result, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were formerly subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of loans that were formerly TERI-guaranteed. Under TERI’s confirmed plan of reorganization, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. The liquidating trust under TERI’s confirmed plan of reorganization periodically makes further distributions to creditors. During the first quarter of fiscal 2012, the NCSLT Trusts received $6.9 million in additional cash distributions. No such cash proceeds were received in the same period a year earlier. The TERI Reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition and results of operations of our Securitization Trusts segment.

The following table reflects the financial results of our Securitization Trusts segment:

	Three months ended September 30,		Change between periods
	2011	2010	2011-2010
	(dollars in thousands)
Net interest income:
Interest income	$73,821	$87,451	$(13,630)
Interest expense	(13,317)	(18,043)	4,726

Net interest income	60,504	69,408	(8,904)
Provision for loan losses	(124,898)	(107,064)	(17,834)

Net interest loss after provision for loan losses	(64,394)	(37,656)	(26,738)
Administrative and other fees	380	293	87

Total revenues	(64,014)	(37,363)	(26,651)
Total general and administrative expenses	12,179	11,770	409

Loss before proceeds from TERI settlement	(76,193)	(49,133)	(27,060)
Other income—proceeds from TERI settlement	6,881	—	6,881

Net loss	$(69,312)	$(49,133)	$(20,179)

Overall Results

The net loss for our Securitization Trusts segment increased by $20.2 million to $69.3 million for the three months ended September 30, 2011 as compared to $49.1 million in the comparative prior period. Total revenues for the first quarter of fiscal 2012 reflect net interest income of $60.5 million and a provision for loan losses of $124.9 million. Total non-interest expenses reflect general operating expenses of $12.2 million. This compares to first quarter fiscal 2011 net interest income of $69.4 million, a provision for loan losses of $107.1 million and general and administrative expenses of $11.8 million.

Net Interest Income

Net interest income for our Securitization Trusts segment was $60.5 million for the three months ended September 30, 2011, a decrease of $8.9 million, compared to $69.4 million for the three months ended September 30, 2010. Net interest income from our Securitization Trusts segment is generated by education loans held to maturity and, to a lesser extent, interest earned on restricted cash and guaranteed investment contracts. Interest income on education loans held to maturity is primarily generated by variable rate loans, indexed to the one-month LIBOR rate, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of education loans, which are primarily variable rate notes indexed to the one-month LIBOR rate and, to a lesser extent, interest-only securities that bear a fixed interest rate based on contractual notional principal values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs and the proceeds from interest-only strips, using the effective interest method. The decrease in the net interest income of $8.9 million was largely due to a decline in the outstanding principal balance of education loans as a result of current quarter charge-offs and principal paydowns, coupled with a decline in the interest yield period over period. See “—Liquidity and Capital Resources—Sources and Uses of Liquidity” below and Note 7, “Long-term Borrowings,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the rates paid on long-term borrowings.

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

Provision for Loan Losses

We adjust our allowance for loan losses for credit losses through a charge to a provision for loan losses. We recorded a provision for loan losses of $124.9 million for the three months ended September 30, 2011, compared to $107.1 million for the three months ended September 30, 2010 for the education loans held by our Securitization Trusts segment, an increase of $17.8 million. The increase in the provision for loan losses was a result of the continued impact of economic conditions, which have led to an increase in delinquencies and charge-offs. See “—Financial Condition—Loans” below for a discussion of the allowance for loan losses and the implied credit quality of the related loans.

General and Administrative Expenses

The following table presents general and administrative expenses:

	Three months ended September 30,
	2011	2010
	(dollars in thousands)
General and administrative expenses:
Additional structural advisory fees—trust updates (due to Education Financing)	$586	$146
Trust administration and default prevention and collections management fees (due to Education Financing)	2,211	2,687
Servicer fees	6,042	5,911
Trust collection costs and other trust expenses	3,340	3,026

Total general and administrative expenses	$12,179	$11,770

The consolidated securitization trusts carry liabilities for additional structural advisory fees due to our Education Financing segment at fair value in our balance sheet before elimination entries. General and administrative expenses for the first quarter of fiscal 2012 reflect a loss of $586 thousand due to an increase in the estimated fair value of the liability for additional structural advisory fees payable. The increase in the fair value of the liability is primarily attributable to two NCSLT Trusts for which the estimated fair value of our additional structural advisory fee payable increased rather than decreased as a result of a decrease in the forward LIBOR curve. These increases more than offset the decreases in the estimated liabilities to the other consolidated trusts resulting from the decrease in the forward LIBOR curve. The lower forward LIBOR curve increased the overall cash flows to these two NCSLT Trusts as a result of lower interest costs, creating an increase in value for the additional structural advisory fee payable. This gain was recorded in revenues by our Education Financing segment and was eliminated in consolidation. See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a discussion of the determination of additional structural advisory fees—trust updates.

Trust administration fees are based on the volume of education loans outstanding. Our Securitization Trusts segment records default prevention and collections management expenses based, in part, on the actual expenses incurred by our subsidiary First Marblehead Education Resources, Inc., or FMER, in its capacity as special servicer, and in part on the dollar volume of education loans outstanding. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts, and FMER’s financial results are included in our Education Financing segment. Servicer fees are based on the dollar volume of education loans outstanding. Collection costs vary with the types of collection activities pursued on defaulted education loans. Other securitization trust expenses are generally fixed indenture costs.

Total general and administrative expenses increased by $409 thousand to $12.2 million for the three months ended September 30, 2011, as compared to $11.8 million for the three months ended September 30, 2010. The increase includes the net impact of immaterial changes in various trust expenses, including an increase in the trust update loss for the period.

Other Income—Proceeds from TERI Settlement

Our Securitization Trusts segment received cash distributions during the three months ended September 30, 2011 of $6.9 million under TERI’s confirmed plan of reorganization. There were no such proceeds recorded for the comparative three months ended 2010. In fiscal 2011, we recorded gains of $42.6 million to the consolidated securitization trusts. These gains represented the transfer of assets to the securitization trusts in excess of their recorded receivables, the forgiveness of guaranty fees and other liabilities and cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

Eliminations and Deconsolidation

For the three months ended September 30, 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and collections management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

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

On an ongoing basis, we evaluate our estimates, assumptions and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be a “critical accounting estimate” where:

•

The nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	The impact of the estimates and assumptions on our financial condition or operating performance is material.

We have discussed our accounting policies with the Audit Committee of our Board of Directors. We consider the following to be our critical accounting policies:

•	Whether or not to consolidate the financial results of a VIE;

•	Allowance for loan losses and the related provision for loan losses;

•	Recognition of interest income on delinquent and defaulted education loans;

•	Determination of goodwill and intangible asset impairment;

•	Recognition of asset servicing fees and trust updates to our service revenue receivables; and

•	Income taxes.

During the three months ended September 30, 2011, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates.”

Financial Condition

Cash, Cash Equivalents and Short-Term Investments

We had combined cash, cash equivalents, federal funds sold and short-term investments of $245.4 million and $267.4 million at September 30, 2011 and June 30, 2011, respectively. Of this total, FMD and its non-bank subsidiaries held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $202.6 million with highly-rated financial institutions at September 30, 2011. Union Federal held a total of $42.8 million in interest-bearing and non-interest-bearing deposits and money market funds and federal funds sold at September 30, 2011. The decrease of $22.0 million was used mainly to fund the purchase of mortgage-backed securities, fund new education loan growth and fund our operations. Union Federal is subject to restrictions on the payment of dividends without prior approval from the OCC.

Restricted Cash and Guaranteed Investment Contracts

At September 30, 2011, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by consolidated securitization trusts of $123.4 million, restricted cash held by TMS of $138.1 million and restricted cash held by FMD and its other non-bank subsidiaries of $4.0 million, which consisted of funds collected on behalf of, but not yet remitted to, the securitization trusts. The use of cash and guaranteed investment contracts held by each securitization trust is restricted to making payments for trust expenses and principal and interest payments on the debt of the respective trust holding such cash and guaranteed investment contracts, and, therefore, is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each securitization trust is subject to investment guidelines established in the applicable trust indenture. In addition, restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are generally subject to cyclicality, tending to peak in July of each school year, early in the enrollment cycle, and to trough in May, at the end of the school year. Since our acquisition of TMS, on December 31, 2010, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $64.0 million during May 2011. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients and undistributed loan proceeds. We classify changes in the balances of restricted cash and guaranteed investment contracts as investing activities in our consolidated statement of cash flows.

Investments Available for Sale

Investments classified as available for sale are reported at fair value in our balance sheet. Investments available for sale principally consisted of mortgage-backed federal agency securities held by Union Federal, at both September 30, 2011 and June 30, 2011. The investments available for sale increased by $9.9 million from June 30, 2011 to $20.9 million as of September 30, 2011 as a result of Union Federal’s purchase of mortgage-backed securities during the first quarter of fiscal 2012. The portfolio generated a gross unrealized gain of $404 thousand at September 30, 2011, which is recognized in accumulated other comprehensive income, a component of stockholders’ deficit.

Loans

At September 30, 2011 and June 30, 2011, we classified all education loans and substantially all mortgage loans as held to maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	September 30, 2011	June 30, 2011
	(dollars in thousands)
Education loans held to maturity	$6,747,144	$6,945,304
Mortgage loans held to maturity	6,584	6,417

Education Loans Held to Maturity

At September 30, 2011, education loans held to maturity consisted of education loans originated and disbursed by Union Federal during the first quarter of fiscal 2012 of $7.4 million. The remaining education loans were held by the 14 consolidated securitization trusts. Almost all of our education loans held to maturity at June 30, 2011 were held by the 14 consolidated securitizations trusts. Through the securitization process, these special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the securitization trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the education loans held by our Securitization Trusts segment are held by the NCSLT Trusts and were formerly guaranteed by TERI. Generally, the GATE Trusts hold education loans that were not guaranteed by TERI, but benefit from other credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	September 30, 2011	June 30, 2011
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$6,946,480	$7,130,599
Net unamortized loan acquisition costs and origination fees	256,479	265,720

Gross loans outstanding	7,202,959	7,396,319
Allowance for loan losses	(455,815)	(451,015)

Education loans held to maturity, net of allowance	$6,747,144	$6,945,304

Principal outstanding of loans serving as collateral for long-term borrowings	$6,937,777	$7,129,263

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held to maturity during the first quarter of fiscal 2012 and fiscal 2011:

	Three months ended September 30,
	2011			2010
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$7,396,319	$(451,015)	$6,945,304	$25,195	$(24,804)	$391
Cumulative effect of a change in accounting principle (consolidation of securitization trusts)	—	—	—	8,118,622	(517,804)	7,600,818

Balance, beginning of period after cumulative effect	7,396,319	(451,015)	6,945,304	8,143,817	(542,608)	7,601,209
Receipts of principal from borrowers	(92,266)	—	(92,266)	(78,378)	—	(78,378)
New education loan disbursements	7,500	—	7,500	—	—	—
Interest capitalized on loans in deferment and forbearance	20,563	—	20,563	36,258	—	36,258
Amortization of loan acquisition costs and origination fees	(9,240)	—	(9,240)	(8,152)	—	(8,152)
Interest capitalized on defaulted loans	4,673	(4,673)	—	4,810	(4,810)	—
Provision for loan losses	—	(124,717)	(124,717)	—	(107,064)	(107,064)
Net charge-offs:
Charge-offs	(135,005)	135,005	—	(129,651)	129,651	—
Recoveries on defaulted loans	10,415	(10,415)	—	5,805	(5,805)	—

Net charge-offs	(124,590)	124,590	—	(123,846)	123,846	—

Balance, end of period	$7,202,959	$(455,815)	$6,747,144	$7,974,509	$(530,636)	$7,443,873

We use the following terms to describe borrowers’ payment status:

In School/Deferment. Under the terms of a majority of the education loans held by our securitization trusts, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to the consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of the consolidated securitization trusts.

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

The use of forbearance is contemplated at the origination of an education loan and is included in the credit agreement with the borrower. Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When basic forbearance or alternative payment plans cease, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest in basic forbearance or alternative payment plans, nor is there a reduction in the interest rate or extension of the maturity date. In addition, in light of the length of the term of the typical education loan, we do not view the temporary reprieve granted to borrowers under basic forbearance or alternative payment plans to be significant. For these reasons, we have concluded that our education loans in basic forbearance and/or alternative payment plans do not constitute a troubled debt restructuring.

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

Over the last 12 months, we have seen a decline in the balance of education loans in deferment from $1.49 billion, or 19.5% of gross loan principal outstanding at October 1, 2010, to $598.9 million, or 8.6% of gross loan principal outstanding at September 30, 2011. Loans in basic forbearance have declined from $348.8 million to $312.2 million over the same period.

The following table provides additional information on the status of education loans outstanding:

	September 30, 2011	As a percentage of total	June 30, 2011	As a percentage of total
	(dollars in thousands)		(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$312,195	4.5%	$320,973	4.5%
In school/deferment	598,891	8.6	719,290	10.1
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,505,366	79.3	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	369,475	5.3	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	110,426	1.6	89,165	1.2
In default: >180 days past due, but not yet charged-off	50,127	0.7	54,089	0.8

Total gross loan principal outstanding	$6,946,480	100.0%	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$160,553	2.3%	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	79,566	1.1	77,233	1.1
End of period allowance as a percentage of gross loan principal outstanding	6.5%		6.3%

(1)	At September 30, 2011 and June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $1.30 billion and $1.34 billion, respectively, were making reduced payments under alternative payment plans.

The following table provides additional information about education loans held to maturity at our balance sheet date:

	September 30, 2011	June 30, 2011
	(dollars in thousands)
Average gross loan principal outstanding	$7,039,284	$7,220,755
Average loan principal in repayment, including alternative payment plans	6,072,372	6,042,964

Ratios(1):
Net charge-offs as a percentage of average loan principal outstanding	7.1%	6.5%
Net charge-offs as a percentage of average loan principal in repayment	8.2	7.7
Non-accrual and past due loan principal as a percentage of average loan principal in repayment	4.0	3.6

(1)	Ratios for the three months ended September 30, 2011 and June 30, 2011 are on an annualized basis.

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults. The education loans in the NCSLT Trusts are scored and placed into three risk segments using our propriety risk score modeling, origination data and additional credit bureau information made available at origination. See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

At September 30, 2011, the allowance for loan losses included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $50.1 million, and a general allowance of $405.7 million. The general allowance is for estimated projected defaults, net of recoveries and third party guarantees, for the 12 months following our balance sheet date, which we refer to as the confirmation period. We may also incorporate qualitative adjustments in determining our allowance for loan losses. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service revenue receivables. We based our default and recovery curves, and additional qualitative adjustments, on macroeconomic indicators and our historical observations. See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for more information on default and recovery rates.

Deposits for Participation Interest Accounts

A participation account serves as a first-loss reserve for defaults experienced in an originating lender’s Monogram-based loan program portfolio. We account for deposits for participation accounts in a manner similar to our service revenue receivables, and we carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, if any, in non-interest revenues as part of administrative and other fees.

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining balances, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds, in addition to the monthly participation account administration fee, pursuant to the terms of the applicable loan program agreement. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders.

During the first quarter of fiscal 2012, we received a return of capital of $4.1 million as the result of lower than expected education loan volumes for fiscal 2011, partially offset by incremental deposits for projected fiscal 2012 activity, effectively decreasing the balance of the participation accounts from $8.5 million at June 30, 2011 to $4.5 million at September 30, 2011. There were no fair value adjustments recorded, as the impact was nominal.

Goodwill & Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. We amortize core deposit intangible assets of Union Federal over five years. We record amortization expense in general and administrative expenses in our statement of operations. We evaluated our goodwill for impairment as of May 31, 2011, which is our impairment testing date, and concluded that our goodwill was not impaired as of that date. There have been no indicators of impairment since that date.

During the three months ended September 30, 2011, we recorded amortization expenses on our intangible assets of $470 thousand, which effectively reduced our balance of intangible assets from $23.0 million at June 30, 2011 to $22.6 million at September 30, 2011.

Total Stockholders’ Equity (Deficit)

Effective with our adoption of ASU 2009-16 and ASU 2009-17, we consolidate the net deficit attributable to the 14 consolidated securitization trusts, which includes a net deficit of $1.20 billion for the 11 NCSLT Trusts. The net deficit of the NCSLT Trusts will never be realized by our stockholders because we have no ownership interest in these trusts and our economic exposure is generally limited to the value of our service revenue receivables due from these trusts, which were valued at $16.1 million at September 30, 2011. We also had $14.4 million in service revenue receivables due from all other non-NCSLT Trusts that we have facilitated as of September 30, 2011. Any deficit generated by a consolidated securitization trust will reverse out of our accumulated deficit and be recorded as a non-cash gain, when such trust’s liabilities are extinguished or the trust is deconsolidated by us. Total stockholders’ deficit at September 30, 2011 increased by $86.5 million to $966.5 million, largely due to the net loss of $88.0 million recorded for the fiscal quarter ended September 30, 2011.

Off-Balance Sheet Arrangements

We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts. Our Securitization Trusts segment includes 14 securitization trusts facilitated by us from fiscal 2004 through fiscal 2008. We have determined, however, that we are not currently required to consolidate all of the VIEs that we have previously facilitated under ASU 2009-17, and such unconsolidated VIEs are considered off-balance sheet arrangements.

The principal uses of the VIEs we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such VIEs and make available more funds to students and colleges. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these VIEs.

Contractual Obligations

Our consolidated contractual obligations include commitments under operating leases and the long-term borrowings of the consolidated securitization trusts. At September 30, 2011, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Consolidated Average Balance Sheet

The following table reflects our consolidated average balance sheet, net interest income and rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended September 30,
	2011			2010
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)

Assets:
Interest-bearing cash and cash equivalents	$211,652	$84	0.16%	$297,762	$182	0.24%
Short-term investments and federal funds sold	50,000	57	0.45	51,982	77	0.59
Interest-bearing restricted cash and guaranteed investment contracts	258,530	280	0.43	168,494	94	0.22
Investments available for sale	10,787	70	2.57	4,104	51	4.83
Education loans held to maturity	7,298,760	73,817	4.01	8,042,977	87,441	4.31
Mortgage loans held to maturity	6,824	79	4.59	8,238	96	4.62

Total interest-earning assets	7,836,553	74,387	3.77	8,573,557	87,941	4.07
Non-interest-bearing cash	2,069			857
Allowance for loan losses and lower of cost or fair value adjustments	(453,057)			(525,114)
Other assets	199,025			323,702

Total assets	$7,584,590			$8,373,002

Liabilities:
Time and savings account deposits	$41,830	$98	0.93%	$64,499	$186	1.14%
Money market account deposits	21,747	60	1.09	29,385	39	0.53
Other interest-bearing liabilities	5,456	81	5.89	10,911	158	5.78
Long-term borrowings	8,204,724	13,317	0.64	8,918,701	18,043	0.79

Total interest-bearing liabilities	8,273,757	13,556	0.65	9,023,496	18,426	0.80
Non-interest-bearing deposits	5			29
All other liabilities	233,631			41,444

Total liabilities	8,507,393			9,064,969

Stockholders’ deficit	(922,803)			(691,967)

Total liabilities and stockholders’ equity	$7,584,590			$8,373,002

Total interest-earning assets	$7,836,553			$8,573,557
Net interest income		$60,831			$69,515

Net interest margin			3.08%			3.22%

Changes in net interest income between the periods presented in the table above, particularly as they relate to education loans held to maturity and long-term borrowings, are almost entirely related to changes in the accounts of VIEs included in consolidation. Changes in restricted cash and guaranteed investment contracts are due both to changes in the accounts of entities consolidated and the acquisition of TMS. Other changes, such as short-term investments, investments available for sale, mortgage loans and deposit accounts are related to Union Federal.

Volume/Rate Analysis—Interest Income and Expense

The following table presents certain information regarding changes in our interest income and interest expense for the period indicated. For each category of interest-earnings assets and interest bearing liabilities, information is provided on changes attributable to volume and changes attributable to rate. The net change is the combined impact of rate and volume and allocated proportionally to the individual volume and rate changes.

	Change between periods September 30,
	2011 - 2010
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest income:
Interest-bearing cash and cash equivalents	$(34)	$(64)	$(98)
Short-term investments and federal funds sold	(2)	(18)	(20)
Interest-bearing restricted cash and guaranteed investment contracts	98	88	186
Investments available for sale	43	(23)	20
Education loans held to maturity	(7,527)	(6,097)	(13,624)
Mortgage loans held to maturity	(16)	(1)	(17)

Total interest income			(13,553)

Interest expense:
Time and savings account deposits	(53)	(35)	(88)
Money market account deposits	(21)	42	21
Other interest-bearing liabilities	(81)	3	(78)
Long-term borrowings	(1,159)	(3,567)	(4,726)

Total interest expense			(4,871)

Net (decrease) in net interest income			(8,682)

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of sources and uses of cash on a GAAP basis as presented in our consolidated statements of cash flows included in our unaudited consolidated financial statements included in Part I of this quarterly report. We also use a non-GAAP financial metric, “net operating cash usage,” when evaluating our cash and liquidity position, discussed in detail under “—Non-GAAP Measure: Net Operating Cash Usage” below.

Net cash provided by operating activities for the three months ended September 30, 2011 was $21.4 million, compared with net cash used in operating activities of $10.7 million for the three months ended September 30, 2010. The change of $32.1 million was due to a decrease of $18.5 million in changes to interest receivables and a $12.5 million change in the funding of participation accounts between periods. We provided $8.5 million of participation account funding during the fiscal quarter ended September 30, 2010, compared to a $4.1 million net return of capital during the fiscal quarter ended September 30, 2011.

We anticipate continuing to receive administrative and other fees related to our daily management and information gathering and reporting services for parties related to securitization trusts. We also expect to receive fees related to loan origination and portfolio management services for other clients, and fees related to Monogram-based loan programs. Starting January 1, 2011, we also began to receive fees related to the operations of TMS. We believe that our significant cash, cash equivalents and investments, coupled with management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short and long term. While we believe that we may be successful in completing negotiations with respect to the sale of our Monogram platform to additional lenders, we are uncertain as to how much loan volume may be originated by current or any additional lenders in the future.

Net cash provided by investing activities of $78.7 million for the three months ended September 30, 2011 was primarily due to principal cash receipts on education loans of $92.3 million offset by new loan disbursements of $7.5 million based on our Monogram platform. Union Federal also purchased three mortgage-backed securities totaling $10.5 million during the fiscal quarter. Cash provided by investing activities of $103.4 million for the first three months of fiscal 2011 was primarily due to a net $25.3 million decrease in restricted cash and guaranteed investment contracts, and receipt from borrowers of $78.4 million in education loan principal by the consolidated securitization trusts.

Net cash used in financing activities was $122.1 million during the first quarter of fiscal 2012, primarily reflecting payments on long-term borrowings by securitization trusts of $128.0 million and an increase in deposit volumes of $5.9 million at Union Federal. Cash used in financing activities was $145.1 million during the first quarter of fiscal 2011, primarily reflecting principal paydowns on long-term borrowings by securitization trusts of $114.6 million and a decrease of deposit volumes of $29.3 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal prior to our decision to retain the bank.

The OCC regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s board of directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, a Federal Deposit Insurance Corporation, or FDIC, insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through revenues from operations and issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operating activities, which could harm our business.

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal and TMS, and capital expenditures;

•	The extent to which our services and products, including Monogram-based loan programs, gain market share and remain competitive at pricing favorable to us;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and the costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions FMD may make to Union Federal;

•

The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in adjustments to tax refunds previously received in connection with our sale of the Trust Certificate;

•

The results of litigation pending before the ATB relating to state tax returns for fiscal 2004 to fiscal 2006, which could also affect our state tax liabilities in subsequent tax years through fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

Liquidity is required for capital expenditures, working capital, business development expenses, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements and maintaining the regulatory capital of Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans and residual receivables on our balance sheet, to change our fee structure and add new products and to reduce our overhead expenses. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Executive Summary—Business Trends, Uncertainties and Outlook” for an expanded description of actions taken by us since fiscal 2008 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at September 30, 2011:

(dollars in thousands)
Within three months	$1,834
Three to six months	1,336
Six months to twelve months	7,980
Greater than twelve months	1,352

Total time deposits >$100 thousand	$12,502

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

Long-term Borrowings

Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the securitization trusts. Holders of these debt securities generally have recourse only to the assets of the particular securitization trust that issued the debt and not to any other trust, FMD, its operating subsidiaries or the originating lenders or their assignees.

The following table summarizes long-term borrowings as of September 30, 2011 that relate to the consolidated securitization trusts:

	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,307,769	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,442,297	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	99,950	+3.50	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	29,102	4.80 to 9.75		Monthly

Total long-term debt	$8,129,118

(1)	The averages of one-month LIBOR and three-month LIBOR for the three months ended September 30, 2011 were 0.20% and 0.28%, respectively.
(2)	Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When a failed auction occurs, the applicable note bears interest at a spread over one-month LIBOR as specified in the applicable trust indenture, based on the ratings assigned to the note by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.
(3)	Interest-only securities have varying maturity dates until October 2012.

Principal and interest payments on the debt are made from collections on the purchased loans, or from the release of trust cash reserves, on a monthly or quarterly basis, as indicated in the table above. Within any given securitization trust, there may exist multiple classes of notes, certificates or interest-only securities. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Principal and interest payments are made in each distribution period based on cash available to the securitization trust in accordance with the subordination priorities established in the trust indentures. Payments on interest-only strips are made based on notional values and have scheduled maturity dates. Principal and interest payments are not based on scheduled maturity dates. Each securitization trust is a standalone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust are independent from any other trust.

Other Liabilities

At September 30, 2011, through Union Federal we had $11.8 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at September 30, 2011 or June 30, 2011.

Support of Subsidiary Bank

Union Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Union Federal’s equity capital was $11.4 million at September 30, 2011, down slightly from $11.7 million at June 30, 2011. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2011 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

In March 2010, our Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Federal Reserve as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. Prior to July 21, 2011, FMD’s primary federal regulator was the OTS, and Union Federal’s primary federal regulators were the OTS and the FDIC.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2011	June 30, 2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	74.2%	223.9%
Total risk-based capital	8.0	10.0	75.4	225.2
Tier 1 (core) capital	4.0	5.0	13.8	15.5

Union Federal began originating education loans during the first quarter of fiscal 2012 and converted approximately $10.5 million of its cash and cash equivalents into U.S. federal agency mortgage-backed securities, which had the effect of decreasing its regulatory capital ratios at September 30, 2011 compared to June 30, 2011. We expect further declines in Union Federal’s regulatory capital ratios in the future as it continues to originate education loans and otherwise implements its business plan. FMD expects to make additional capital contributions to Union Federal in the future, as necessary to maintain adequate regulatory capital.

Non-GAAP Measure: Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” that was not prepared in accordance with GAAP. We define “net operating cash usage” to mean approximate cash required to fund our operations. “Net operating cash usage” is not directly comparable to our consolidated statement of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourage the use of, and emphasis on, non-GAAP financial metrics and require companies to explain why a non-GAAP financial metric is relevant to management and investors. There are limitations associated with reliance on any non-GAAP financial measure because any such measure is specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging.

Management and our Board of Directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods and for financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to better understand our quarterly and annual results, including our non-interest expenses and quarter-end liquidity position. In addition, this non-GAAP financial measure is consistent with how we expect that investors, analysts and financial news media may evaluate our financial results.

“Net operating cash usage” should be considered in addition to, and not a substitute for or superior to, financial information prepared in accordance with GAAP. “Net operating cash usage” relates solely to our Education Financing segment, and excludes the effects of income taxes, acquisitions or divestitures, participation account funding and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss before income taxes, for the three months ended September 30, 2011 and 2010 and June 30, 2011, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	September 30,		June 30, 2011
	2011	2010
	(dollars in thousands)
Loss before income taxes	$(87,156)	$(63,886)	$(83,679)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	70,896	50,680	65,764
GATE Trusts	(1,584)	(1,547)	(1,225)
Eliminations	497	(234)	(173)

Net loss before income taxes—Education Financing	(17,347)	(14,987)	(19,313)
Adjustments to net loss before income taxes—Education Financing:
Trust update (income) losses—additional structural advisory fees and residuals:
Securitization Trusts segment	(1,094)	78	722
Off-balance sheet VIEs	202	632	1,643
Asset servicing fees	(56)	(1,069)	(76)
Depreciation and amortization	1,234	2,527	1,680
Stock-based compensation expense	1,342	1,051	1,279
TMS deferred revenue	781	—	2,447
Cash receipts from education loans, net of interest income accruals	203	89	287
Cash receipts from trust distributions	28	294	30
Other	(983)	(1,040)	661

Non-GAAP net operating cash usage	$(15,690)	$(12,425)	$(10,640)

“Net operating cash usage” for the first quarter of fiscal 2012 increased by $3.3 million as compared to the first quarter of fiscal 2011 and by $5.1 million compared to the fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we incurred $4.5 million in new marketing expenses relating to loan acquisition and the initial brand development of Union Federal’s Monogram-based education loans, and received a cash distribution of $1.1 million under TERI’s confirmed plan of reorganization.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is separately managed between our Education Financing segment and our Securitization Trusts segment. For a description of the activities that constitute our Education Financing segment and our Securitization Trusts segment, see Note 10, “Segment Reporting,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

Education Financing

In the ordinary course of business, our Education Financing segment is subject to interest rate risk and credit risk. Interest rate risk applies to all of our interest-bearing assets and liabilities, as well as service revenue receivables. Credit risk is primarily related to loans, cash equivalents and investments.

Interest Rate Risk

The interest rate characteristics of our Education Financing segment’s interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are instruments of a short duration. Demand deposits are generally subject to daily re-pricing, and time deposits are generally re-priced at maturity.

Approximately 13% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from September 30, 2011. Approximately 65% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from September 30, 2011. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we have increased the volume of customer deposits, begun lengthening the average maturities of our customer deposits and converted a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets including by means of origination and funding of Monogram-based education loans and purchasing additional investment securities. We expect each of these initiatives to continue in the short-term. Total deposits at Union Federal had a weighted average life of approximately 170 days at September 30, 2011.

Deposit pricing is subject to weekly examination by a committee of senior managers from Union Federal and FMD’s Finance and Governance, Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 66% of Union Federal’s mortgage loans and all of its education loans had variable interest rates at September 30, 2011. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the market risks underlying loan and deposit pricing and by the relatively short weighted average life of the education loan portfolio, which was estimated to be 5.7 years as of September 30, 2011. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

We frequently monitor our interest rate and duration assumptions and their effect on the estimated fair value of service revenue receivables and net interest income. We believe that we have adequately addressed interest rate risks in our cash flow models.

Credit Risk

In our Education Financing segment, we manage cash, cash equivalents and investment assets conservatively. The primary objective of our investment policy is the preservation of capital. Therefore, cash, cash equivalents, short-term investments and investments available for sale are invested in deposits and money market funds at highly-rated institutions or in U.S. government agency mortgage-backed securities.

Union Federal offers conventional conforming and non-conforming fixed and variable-rate first and second residential mortgage loans, as well as commercial real estate loans. We base our loan underwriting criteria primarily on credit score, consumer credit file information and collateral characteristics. Union Federal originates mortgage loans that have been underwritten to be saleable to institutional investors. Union Federal does not offer high loan-to-value second mortgages, option adjustable-rate mortgages or sub-prime mortgage products. Union Federal bases its underwriting criteria for education loans on our proprietary Monogram-based risk scoring tool, and education loans are underwritten to be held to maturity.

Our assumptions regarding defaults and recoveries of securitized loans both on- and off-balance sheet affect the expected timing of cash payments to us in respect of additional structural advisory fees, asset servicing fees and residual cash flows and our estimates of their fair value. We believe that we have adequately addressed credit risks in our cash flow models. See Note 6, “Service Revenue Receivables and Related Income,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Securitization Trusts

Our consolidated balance sheet includes portfolios of education loans, restricted cash and guaranteed investment contracts and long-term borrowings that subject our results of operations to market risk. Our results of operations include interest income associated with securitized assets, a provision for loan losses and interest expense associated with the debt issued by the securitization trusts to third parties. Many aspects of market risk are mitigated by the design of the securitization trusts established in the applicable indentures. Market risk is largely borne by the holders of the debt or the third-party owner of the residual interests of the securitization trusts, and not by our stockholders, because we have no ownership interest in the majority of the trusts that we consolidate. The net deficit of the consolidated securitization trusts included in our accumulated deficit is a non-cash adjustment that will reverse over the lives of these trusts or at such time as our variable interests in these trusts are fully satisfied or eliminated.

Interest Rate Risk

We do not have the ability to actively manage interest rate risk for the consolidated securitization trusts. Interest rate risk is somewhat mitigated by the design of the trusts at the time of securitization. Generally, the securitization trusts financed the purchase of education loans with long-term borrowings that have the same underlying index type and index reset frequency as the purchased loans, or using an index that would behave similarly to that of the purchased loans. All of the education loans included in our Securitization Trusts segment have variable rates based on the one-month LIBOR rate, as do the majority of long-term borrowings. The securitization trusts remain subject to interest rate risk, particularly with respect to certain fixed-rate interest-only ABS, to the extent that the interest rate on outstanding principal on performing education loans does not match the interest expenses on outstanding debt, but such risks will ultimately be borne by the holders of the debt or the third-party owners of the trusts.

Credit Risk

Our consolidated balance sheet includes the restricted cash and guaranteed investment contracts of the consolidated securitization trusts. Credit risk related to cash and investments is managed through the design of the securitization trust. Cash may only be invested in allowable investments established in the applicable trust indentures, including U.S. Treasury obligations, or deposits, money market accounts or guaranteed investment contracts of highly-rated institutions. Trust administration performed by our Education Financing segment includes monitoring the placement of cash and investments in allowable investments established in the applicable indenture.

With respect to the education loans included in our Securitization Trusts segment, default prevention and collections management is performed on the securitization trusts’ behalf by FMER in accordance with the applicable trust administration and special servicing agreements. Our portfolio management services for the securitization trusts, for which we receive a fee, puts us in a position to influence activities impacting the economic performance of the trusts, which, in turn, is a factor in our determination to consolidate these trusts. We employ risk analytics to monitor and manage the performance of the portfolios over time. As part of this service offering, we monitor portfolio performance metrics, manage the performance of third-party vendors and interface with rating agencies. Our infrastructure provides us with data that enables comprehensive analytics, and we are able to customize collections strategies as needed to optimize loan performance. The financial results of FMER are included in our Education Financing segment.

CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FINANCIAL STATEMENTS

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2011	2010
Revenues:
Net interest income:
Interest income	$74,387	$87,941
Interest expense	(13,556)	(18,426)

Net interest income	60,831	69,515
Provision for loan losses	(124,726)	(107,123)

Net interest loss after provision for loan losses	(63,895)	(37,608)
Non-interest revenues:
Asset servicing fees:
Fee income	139	978
Fee updates	(83)	91

Total asset servicing fees	56	1,069
Additional structural advisory fees and residuals—trust updates	(202)	(632)
Administrative and other fees	9,212	2,253

Total non-interest revenues	9,066	2,690

Total revenues	(54,829)	(34,918)
Non-interest expenses:
Compensation and benefits expenses	11,151	7,871
General and administrative expenses	29,181	21,097

Total non-interest expenses	40,332	28,968

Loss from operations	(95,161)	(63,886)
Other income—proceeds from TERI settlement	8,005	—

Loss before income taxes	(87,156)	(63,886)
Income tax expense	802	1,082

Net loss	$(87,958)	$(64,968)

Net loss per share:
Basic	$(0.87)	$(0.64)
Diluted	(0.87)	(0.64)
Weighted-average shares outstanding:
Basic	101,334	100,762
Diluted	101,334	100,762

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2011	June 30, 2011
ASSETS
Cash and cash equivalents	$195,377	$217,367
Short-term investments, at cost	50,000	50,000
Restricted cash and guaranteed investment contracts, at cost	265,486	252,396
Investments available for sale, at fair value	20,945	11,019
Education loans held to maturity, net of allowance of $455,815 and $451,015	6,747,144	6,945,304
Mortgage loans held to maturity, net of allowance of $891 and $882	6,584	6,417
Interest receivable	61,773	66,104
Deposits for participation interest accounts, at fair value	4,469	8,512
Service revenue receivables, at fair value	8,018	8,192
Goodwill	19,548	19,548
Intangible assets, net of accumulated amortization	22,570	23,040
Other assets	46,278	44,018

Total assets	$7,448,192	$7,651,917

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$66,356	$60,492
Restricted funds due to clients	139,454	121,888
Accounts payable, accrued expenses and other liabilities	38,133	35,526
Income taxes payable	40,526	39,979
Net deferred tax liability	1,068	831
Long-term borrowings	8,129,118	8,273,140

Total liabilities	8,414,655	8,531,856
Commitments and contingencies:
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,913 and 109,717 shares issued; 101,492 and 101,318 shares outstanding	1,099	1,097
Additional paid-in capital	449,428	448,088
Accumulated deficit	(1,230,813)	(1,142,855)
Treasury stock, 8,421 and 8,399 shares held, at cost	(186,582)	(186,551)
Accumulated other comprehensive income	404	281

Total stockholders’ deficit	(966,463)	(879,939)

Total liabilities and stockholders’ equity	$7,448,192	$7,651,917

Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in our consolidated balance sheet above, after elimination of intercompany balances
Assets available to settle obligations of consolidated VIEs:
Restricted cash and guaranteed investment contracts, at cost	$123,412	$127,709
Education loans held to maturity, net of allowance of $454,558 and $449,679	6,739,697	6,945,304
Interest receivable	61,677	66,031
Other assets	30,195	28,709

Total assets	$6,954,981	$7,167,753

Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$12,355	$10,817
Long-term borrowings	8,129,118	8,273,140

Total liabilities	$8,141,473	$8,283,957

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible		Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
	preferred stock issued		Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(64,968)	—	(64,968)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(26)	(26)

Total comprehensive loss	—	—	—	—	—	—	—	(64,968)	(26)	(64,994)
Net stock issuance from vesting of stock units	—	—	110	1	(13)	(31)	(1)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	1,051	—	—	1,051
Tax expense from stock-based compensation	—	—	—	—	—	—	(495)	—	—	(495)

Balance at September 30, 2010	133	$1	109,085	$1,091	(8,252)	$(186,249)	$443,845	$(986,262)	$237	$(727,337)

Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(87,958)	—	(87,958)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	123	123

Total comprehensive loss	—	—	—	—	—	—	—	(87,958)	123	(87,835)
Net stock issuance from vesting of stock units	—	—	196	2	(22)	(31)	(2)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	1,342	—	—	1,342

Balance at September 30, 2011	133	$1	109,913	$1,099	(8,421)	$(186,582)	$449,428	$(1,230,813)	$404	$(966,463)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(87,958)	$(64,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	124,726	107,123
Amortization of long-term borrowings, net of issuance costs	(15,389)	(23,370)
Net amortization of loan acquisition costs and origination fees	9,240	8,152
Depreciation and amortization expense	1,234	2,527
Deferred income tax expense	237	398
Stock-based compensation	1,342	1,051
Service revenue receivable distributions	28	294
Changes in assets/liabilities:
Interest receivable	(16,232)	(34,772)
Deposits for participation interest accounts	4,043	(8,482)
Asset servicing fees	(56)	(1,069)
Additional structural advisory fees and residuals—trust updates	202	632
Other assets	(3,164)	2,014
Accounts payable, accrued expenses and other liabilities	2,607	(1,440)
Income taxes payable	547	1,179

Net cash provided by (used in) operating activities	21,407	(10,731)
Cash flows from investing activities:
Net decrease in education loans held to maturity	84,766	78,378
Net (increase) decrease in restricted cash and guaranteed investment contracts	(13,090)	25,285
Net decrease in restricted funds due to clients	17,566	—
Purchases of investments available for sale	(10,512)	—
Principal repayments from investments available for sale	709	158
Net change in mortgage loans held to maturity	(176)	(258)
Purchases of property and equipment	(534)	(173)

Net cash provided by investing activities	78,729	103,390
Cash flows from financing activities:
Net increase (decrease) in deposits	5,864	(29,271)
Payments on capital lease obligations	—	(658)
Payments on long-term borrowings	(127,959)	(114,612)
Tax expense from stock-based compensation	—	(495)
Repurchases of common stock	(31)	(31)

Net cash (used in) financing activities	(122,126)	(145,067)

Net decrease in cash and cash equivalents	(21,990)	(52,408)
Cash and cash equivalents, beginning of period	217,367	331,047

Cash and cash equivalents, end of period	195,377	$278,639

Supplemental disclosures of cash flow information:
Interest paid	$27,425	$41,773
Income tax paid	17	—
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$20,563	$36,258

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we”, “us”, “our” and similar references mean The First Marblehead Corporation, its subsidiaries and consolidated variable interest entities (VIEs) on a consolidated basis. All references in these notes to “First Marblehead” and “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2012 as “fiscal 2012.”

We are a specialty finance company that offers:

•	Outsourcing services to national and regional financial and educational institutions in the United States for designing and implementing education loan programs;

•	Outsourcing services to manage tuition planning, billing and payments for educational institutions; and

•	Education loan origination, portfolio management and securitization services.

We partner with lenders to design and service school-certified education loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a standalone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC (TMS). We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary, Union Federal Savings Bank (Union FederalSM), offers education loans, residential and commercial mortgage loans and retail savings, money market and time deposit products.

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust (Trust Certificate). NC Residuals Owners Trust held our residual interests in certain of the securitization trusts that we facilitated (Trusts). We sold the Trust Certificate in fiscal 2009.

With the adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet.

We manage our operations through two business segments, Education Financing and Securitizations Trusts. Our Education Financing segment includes the results of our services to owners of education loans for program design, program support, loan origination, portfolio management, trust administration and asset servicing. This segment also includes the results of Union Federal and, beginning on January 1, 2011, the results of TMS. The results of our 14 consolidated securitization trusts are included in our Securitization Trusts segment. See Note 10, “Segment Reporting,” for additional information.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results of the fiscal year ending June 30, 2012. The unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for fiscal 2011 (Annual Report) filed with the Securities and Exchange Commission on September 8, 2011.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates, assumptions and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates, assumptions and judgments that are particularly susceptible to change relate to:

•	Whether or not to consolidate the financial results of a VIE;

•	Allowance for loan losses and the related provision for loan losses;

•	Recognition of interest income on delinquent and defaulted education loans;

•	Determination of goodwill and intangible asset impairment;

•	Recognition of asset servicing fees and trust updates to our service revenue receivables; and

•	Income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s classification. Such reclassifications have no effect on previously reported net loss or stockholders’ deficit.

(2) Summary of Significant Accounting Policies

(a) Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, after eliminating intercompany accounts and transactions.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result, on July 1, 2010, we consolidated 14 securitization trusts facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorb as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated our indirect subsidiary, UFSB Private Loan SPV, LLC (UFSB-SPV), because we determined that we do not have the power to direct the activities that most significantly impact UFSB-SPV’s economic performance.

In addition, Accounting Standards Codification (ASC) 810, Consolidation (ASC 810), requires us to continuously reassess whether consolidation of a VIE is appropriate, as opposed to the trigger-based assessment under previous guidance. As a result, we continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

In addition to monitoring each consolidated VIE, we monitor our involvement with 19 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(b) Cash Equivalents

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

(c) Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our balance sheet because it is deposited in segregated depository accounts and is not available for our use. The consolidated securitization trusts hold cash and guaranteed investment contracts that are restricted to making payments for trust expenses and principal and interest payments on the debt of the particular trust holding such cash and guaranteed investment contracts, and which are not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each securitization trust is subject to the investment guidelines established in the applicable trust indenture. TMS collects tuition payments from students or their families on behalf of educational institutions.

Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan proceeds. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

(d) Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carry such short-term investments at cost, which approximates fair value.

We classify investments in marketable debt securities as available-for-sale, trading or held-to-maturity. Management determines the appropriate classification of securities at the time of purchase. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements and are carried at fair value with net unrealized gains and losses recorded in our statement of operations. We classify investments as held-to-maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost. We currently do not own a held-to-maturity or trading securities portfolio.

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

(e) Loans

We classify loans as held-to-maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we consolidate are classified as held-to-maturity, as well as education loans held by a non-bank subsidiary of FMD, and substantially all mortgage loans held by Union Federal. We carry loans held to maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage and other loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 90 days past due.

(f) Allowance for Loan Losses, the Related Provision for Loan Losses and Charge-Offs

We maintain an allowance for loan losses at an amount sufficient to absorb probable credit losses inherent in our portfolios of loans held to maturity at our balance sheet date. The allowance for loan losses is increased through charges to the provision for loan losses in our statement of operations, and reduced by net charge-offs of loans deemed uncollectible. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that are probable of default, less any amounts expected to be recoverable from borrowers or third parties, or for mortgage loans, sale of the collateral, as applicable.

Education Loans

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a probability of default at our balance sheet date. We may also incorporate qualitative adjustments in determining our allowance for loan losses. We base our default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our balance sheet date to ultimately default and be charged-off. The estimate used in the calculation of the allowance for education loan losses is subject to a number of assumptions, including default and recovery rates, the effects of basic forbearance and alternative payment plans available to borrowers, and the appropriateness of assessing both quantitative and qualitative factors. These assumptions are principally the same as those used for the estimated fair value of our service revenue receivables, as described more fully in Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview.” These assumptions, and our additional qualitative adjustments, are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the assumptions and qualitative adjustments used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Effective beginning the second quarter of fiscal 2011, we began charging-off an education loan in the month immediately subsequent to the month in which it becomes 180 days past due. During the first quarter of fiscal 2011, based on the guaranty claims process for loans guaranteed by The Education Resources Institute, Inc. (TERI), we charged-off an education loan in the month immediately subsequent to the month in which it became 270 days past due. Following the rejection by TERI of its guaranty agreements under its confirmed plan of reorganization, we modified our charge-off policy. Charge-offs are recorded as both a decrease in the outstanding principal of the education loan and a decrease in the allowance for loan losses, and, therefore, the change in our charge-off policy did not have an impact on our statement of operations. We record cash recoveries on charged-off loans as an increase to the allowance for loan losses.

(g) Deposits for Participation Interest Accounts

We account for deposits for participation interest accounts (participation accounts) in a manner similar to our service revenue receivables, and we carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of administrative and other fees. See Note 5, “Deposits for Participation Interest Accounts,” for additional information.

(h) Service Revenue Receivables

Service revenue receivables consist of our asset servicing fee, additional structural advisory fee and residual receivables, which we carry at fair value in our balance sheet. We eliminate any additional structural advisory fee and residual receivables due from the consolidated securitization trusts.

As required under GAAP, we recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the education loans, but before we actually received payment, as these revenues were deemed to be earned at the time of the securitization. These amounts were deemed earned at securitization because:

•	Evidence of an arrangement existed;

•	We provided the services;

•	The fee was fixed and determinable based upon a discounted cash flow analysis; and

•	There were no future contingencies or obligations due on our part.

We earn asset servicing fees as the services are performed.

Payment of these receivables is contingent upon the following:

•	The receipt of asset servicing fees due from the third-party owner of the Trust Certificate is contingent on residual interest distributions from the Trusts.

•

Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indenture for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to liabilities reaches a stipulated level, which ranges from 103.0% to 105.5% for the Trusts, or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts provide that upon the occurrence of certain circumstances (each a Trigger Event), payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. We amortize the core deposit intangible assets of Union Federal over five years. We record amortization expense in general and administrative expenses.

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

Net Interest Income

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

Asset Servicing Fees

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

Additional Structural Advisory Fees and Residuals—Trust Updates

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

Administrative and Other Fees

Trust administration fees, which are based on the volume of education loans outstanding in securitization trusts facilitated by us, are recognized in the period in which the services are rendered. Trust administration includes the daily management of the securitization trusts, coordination of loan servicers and reporting information to the parties related to the trusts. Master servicing and special servicing fees due from certain securitization trusts represent compensation to us for managing the performance of default prevention and collections management services. Such fees are based, in part, upon the volume of assets under management, and in part, upon the reimbursement of expenses. We recognize such fees as the services are performed or as the reimbursable expenses are incurred, as applicable.

Since the acquisition of TMS, administrative and other fees include revenues generated by TMS, including program enrollment fees, late fees, convenience fees and tuition billing fees. Program enrollment fees are up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the period that services are provided. Late fees and convenience fees are recognized in the period in which the transactions occur, typically monthly, and tuition billing fees are recognized in the period that the services are provided.

In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, the number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms. To the extent that trust administration, default prevention and collections management services have been provided by our Education Financing segment to our Securitization Trusts segment, the revenues earned by our Education Financing segment and the expenses incurred by our Securitization Trusts segment have been eliminated in consolidation, but continue to be recognized by each reporting segment on a stand-alone basis.

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

(n) New Accounting Pronouncements

ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 is required when it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, which requires that goodwill of a reporting unit be evaluated for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We adopted ASU 2010-28 during the first quarter of fiscal 2012. However, there are no events or circumstances that have occurred that would require us to perform our annual impairment test during this period. As such, the adoption did not have a material impact on our consolidated financial statements.

ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, deferred the required disclosures contained in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20) related to troubled debt restructurings to be concurrent with adoption of ASU 2011-02, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors (ASU 2011-02). ASU 2011-02 was issued in April 2011 and is effective for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 provides additional guidance for determining whether changes made to a loan constitute a concession by the lender. We adopted ASU 2011-02 during the first quarter of fiscal 2012. The adoption of the remaining provisions of ASU 2010-20 and ASU 2011-02 did not have a material impact on our consolidated financial statements, as we have determined that we do not have any troubled debt restructurings.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), was issued concurrently with International Financial Reporting Standards 13, Fair Value Measurements (IFRS 13), to provide largely identical guidance about fair value measurement and disclosure requirements. ASU 2011-04 provides clarifications to GAAP to align with IFRS 13. ASU 2011-04 is required to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. Under ASU 2011-05, we will have the option to present the components of net income (loss) and comprehensive income (loss) in either one or two consecutive financial statements. ASU 2011-05 eliminates the option in GAAP to present other comprehensive income in our statement of changes in stockholders’ equity (deficit). On October 21, 2011, the Financial Accounting Standards Board decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. The proposal is expected in November 2011. We do not anticipate that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

ASU 2011-08, Intangibles—Goodwill and Other, (Topic 350) Testing Goodwill for Impairment (ASU 2011-08), is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step goodwill impairment test for that reporting unit. The standard is intended to simplify the goodwill impairment test, rather than change the quantitative assessment in determining how much impairment exists. We do not anticipate that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 30, 2011	June 30, 2011
	(dollars in thousands)
Cash equivalents (money market funds)	$131,224	$142,581
Interest-bearing deposits with the Federal Reserve	40,527	50,901
Interest-bearing deposits with other banks	20,706	20,032
Non-interest-bearing deposits with banks	2,420	1,858
Federal funds sold	500	1,995

Total cash and cash equivalents	$195,377	$217,367

Cash and cash equivalents of Union Federal of $42.8 million and $53.8 million at September 30, 2011 and June 30, 2011, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC) or the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at those respective times.

(4) Education Loans and the Related Allowance for Loan Losses

(a) Gross Education Loans Outstanding

At September 30, 2011, education loans held to maturity consisted primarily of loans held by the consolidated securitization trusts. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. The majority of the education loans held by our Securitization Trusts segment are held by the consolidated Trusts (NCSLT Trusts) and were formerly guaranteed by TERI. The remaining securitized education loans are held by other consolidated securitization trusts and were, with limited exceptions, not TERI-guaranteed (GATE Trusts) but benefit from credit enhancement arrangements with the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	September 30, 2011	June 30, 2011
	(dollars in thousands)
Gross loan principal outstanding	$6,946,480	$7,130,599
Net unamortized acquisition costs and origination fees	256,479	265,720

Gross loans outstanding	7,202,959	7,396,319
Allowance for loan losses	(455,815)	(451,015)

Education loans held to maturity, net of allowance	$6,747,144	$6,945,304

Principal outstanding of loans serving as collateral for long-term borrowings	$6,937,777	$7,129,263

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended September 30
	2011	2010
	(dollars in thousands)
Balance, beginning of period	$451,015	$24,804
Cumulative effect of a change in accounting principle	—	517,804

Balance, beginning of period after cumulative effect	451,015	542,608
Provision for loan losses	124,717	107,064
Reserves reclassified from interest receivable for capitalized interest	4,673	4,810
Charge-offs	(135,005)	(129,651)
Recoveries from borrowers	10,415	5,805

Balance, end of period	$455,815	$530,636

(c) Credit Quality of Education Loans

We use the following terms to describe borrowers’ payment status:

In School/Deferment

Under the terms of a majority of the education loans held by our securitization trusts, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the loan agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to the consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we do not expect to add new loans to the portfolios of those trusts.

Forbearance

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

The use of forbearance is contemplated at the origination of an education loan and is included in the credit agreement with the borrower. Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When basic forbearance or alternative payment plans cease, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest in basic forbearance or alternative payment plans, nor is there a reduction in the interest rate or extension of the maturity date. In addition, in light of the length of the term of the typical education loan, we do not view the temporary reprieve granted to borrowers under basic forbearance or alternative payment plans to be significant. For these reasons, we have concluded that our education loans in basic forbearance and/or alternative payment plans do not constitute a troubled debt restructuring.

In Repayment

We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made.

The following table provides information on the status of education loans outstanding:

	September 30, 2011	As a percentage of total	June 30, 2011	As a percentage of total
	(dollars in thousands)		(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$312,195	4.5%	$320,973	4.5%
In school/deferment	598,891	8.6	719,290	10.1
In repayment, including alternative payment plans(1), classified as:
Current: <30 days past due	5,505,366	79.3	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	369,475	5.3	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	110,426	1.6	89,165	1.2
In default: >180 days past due, but not yet charged-off	50,127	0.7	54,089	0.8

Total gross loan principal outstanding	$6,946,480	100.0%	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$160,553	2.3%	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	79,566	1.1	77,233	1.1

(1)	At September 30, 2011 and June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $1.30 billion and $1.34 billion, respectively, were making reduced payments under alternative payment plans.

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults. The education loans in the NCSLT Trusts are scored and placed into three segments using our proprietary risk score modeling, origination data and additional credit bureau information made available at origination. For more information on the three risk segments, see Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview.”

The allowance for loan losses included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $50.1 million at September 30, 2011 and $54.1 million at June 30, 2011. We also established a general allowance of $405.7 million at September 30, 2011 and $396.9 million at June 30, 2011 for estimated projected defaults, net of recoveries and third party guarantees, for the 12 months following our balance sheet date, which we refer to as the confirmation period. We may also incorporate qualitative adjustments in determining our allowance for loan losses. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service receivables. We based our default and recovery curves, and additional qualitative adjustments, on macroeconomic indicators and our historical observations. See Note 6, “Service Revenue Receivables and Related Income—Education Loan Performance Assessment and Assumptions Overview,” for more information on default and recovery rates.

(5) Deposits for Participation Interest Accounts

In connection with two of our initial three lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans.

Participation accounts serve as a first-loss reserve to the originating lenders for defaults experienced in Monogram-based loan portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the applicable participation account. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the lender client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the applicable participation account regardless of our ownership of the education loan. We expect education loans originated under our Monogram platform to perform better in general than the education loans held by the NCSLT Trusts as a result of the relative credit characteristics of the loan portfolios.

Cash balances in the participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts. In addition, participation account administration fees are deposited directly by our lender clients into the applicable participation accounts. These fees represent compensation to us for providing the credit enhancement, and are distributed from the participation accounts to us monthly and are not eligible to be used as credit enhancement. Interest and fees deposited into the participation accounts are not recognized as revenue in our statement of operations, but are considered in the determination of the change in fair value recognized in revenue.

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds, in addition to the monthly participation account administration fee, pursuant to the terms of the applicable loan program agreement. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders.

We carry participation accounts at fair value in our balance sheet. Fair value is equal to the amount of cash on deposit in the account plus unrealized gains or minus losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using an estimate of prepayments, defaults and recoveries, as well as a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(6) Service Revenue Receivables and Related Income

We record our service revenue receivables at fair value in our balance sheet. Asset servicing fee receivables represent the estimated fair value of service revenues earned as of our balance sheet date from the third-party owner of the Trust Certificate. Additional structural advisory fee and residual receivables represent the estimated fair value of service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. These securitization trusts are primarily, but not limited to, the NCSLT Trusts.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Changes in the estimated fair value of receivables due, less cash received, from the unconsolidated securitization trusts are recorded as revenue or loss, which we refer to as trust updates. A description of the significant observable and unobservable inputs used to develop our fair value estimates are further described below, and include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward London Interbank Offered Rate (LIBOR) curve. See “—Education Loan Performance Assessment and Assumptions Overview” below for a description of the significant observable and unobservable inputs used to develop the estimated fair values of our additional structural advisory fee and residual receivables.

From a balance sheet perspective, our adoption of ASC 810 requires that many of these service revenue receivables and related fee income be eliminated in consolidation but separately recorded in our segment reporting disclosures in our Education Financing segment.

(a) Asset Servicing Fee Receivables and Related Fees

Pursuant to our asset services agreement with the third-party owner of the Trust Certificate, we provide ongoing services, including analysis and valuation optimization and services relating to funding strategy, to support the third party’s ownership of certain residual interests of the Trusts. As compensation for our services, we are entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts. Although the fee is earned monthly, our right to receive the fee is contingent on distributions made to the owner of the Trust Certificate. Under no circumstance will we receive cash for our asset servicing fees until residual cash flows are distributed from the Trusts.

Our asset servicing fee receivables were $1.7 million and $1.6 million at September 30, 2011 and June 30, 2011, respectively, recorded at fair value in our balance sheet based on the estimated net present value of future cash flows.

During the first quarters of fiscal 2012 and fiscal 2011, we recorded $139 thousand and $978 thousand, respectively, as fee income, which represented our estimate of the net present value of fees to be received for services specifically provided during those reporting periods.

During the first quarter of fiscal 2012, we recognized fee update losses of $83 thousand, compared to fee update income of $91 thousand for the first quarter of fiscal 2011.

(b) Additional Structural Advisory Fee and Residual Receivables and Related Trust Updates

Additional structural advisory fee and residual receivables represent the estimated fair value expected to be collected over the life of various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. A significant portion of additional structural advisory fee and residual receivables are due from the securitization trusts consolidated effective July 1, 2010, which are eliminated in consolidation but continue to be recognized by our Education Financing segment.

The following table summarizes changes in the estimated fair value of our additional structural advisory fee receivables:

	Three months ended September 30,
	2011	2010
Fair value, beginning of period	$2,493	$34,676
Cumulative effect of a change in accounting principle	—	(33,473)

Fair value, beginning of period after cumulative effect	2,493	1,203
Cash received from trust distributions	(28)	(294)
Trust updates:
Passage of time—fair value accretion	62	43
Decrease in forward LIBOR curve	(116)	—
Other, net	(53)	682

Total trust updates	(107)	725

Fair value, end of period	$2,358	$1,634

The following table summarizes the details of trust updates to additional structural advisory fee and residual receivables:

	Three months ended September 30,
	2011	2010
Additional structural advisory fees	$(107)	$725
Residuals	(95)	(1,357)

Total trust updates	$(202)	$(632)

Residuals

At September 30, 2011, residual receivables and the related trust updates related to consolidated securitization trusts have been eliminated and are no longer reflected in our consolidated balance sheet or consolidated statement of operations. The residual receivables eliminated related to the GATE Trusts. At September 30, 2010, $6.2 million of our residual receivables were due from securitization trusts that we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17. We continue to reflect residual receivables due from other off-balance sheet VIEs of $4.0 million at September 30, 2011.

(c) Education Loan Performance Assessment and Assumptions Overview

In the absence of market-based transactions, we use cash flow modeling to derive an estimate of fair value for financial reporting purposes. For purposes of the cash flow models, we divide the education loan portfolio into three segments based on credit risk characteristics. We then use significant observable and unobservable inputs to develop our fair value estimates. These inputs include, but are not limited to recovery, default and prepayment rates, discount rates and the forward LIBOR curve.

Risk Segments

The majority of additional structural advisory fee receivables recorded by our Education Financing segment are due from the NCSLT Trusts, and all of our asset servicing fees are due from the third-party owner of the Trust Certificate and are dependent upon the performance of the Trusts. During the third quarter of fiscal 2010, we retroactively scored education loans held by the Trusts using our proprietary risk score modeling, origination data and additional credit bureau data made available following origination. We then divided education loans into three risk segments, with education loans in Segment 1 expected to perform better than education loans in Segment 2, and education loans in Segment 2 expected to perform better than education loans in Segment 3.

Recovery, Default and Prepayment Rate Assumptions

Recovery Rates. At September 30, 2011, we made no change in our recovery rate assumptions from June 30, 2011. We continued to believe at September 30, 2011 that an assumed net recovery rate of 40.0% is generally appropriate for certain loan portfolios originated prior to 2004. Subsequent loan portfolios included a greater proportion of Segment 3 education loans, and most of the defaults since 2008 were generated by Segment 3 education loans. We continued to assume a cost of recovery rate of 20.0% for each of the three risk segments, resulting in net recovery rates of 36.2% for the Segment 1 education loans, 32.1% for the Segment 2 education loans and 22.1% for the Segment 3 education loans. These rates were unchanged from June 30, 2011. We evaluate our post-default recovery rates as additional recovery performance data, which often lag behind most of the other loan performance assumptions, become available. If an extended downturn in the economy occurs, it may be necessary to reduce our endpoint recovery rates to reflect a longer recessionary period.

Default and Prepayment Rates. We made no significant changes to the projected timing or end-point default or prepayment rates during the first quarter of fiscal 2012. Higher default rate assumptions during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 reflect changes to the macroeconomic indicators used to develop our default rate assumptions. In general, prepayment rates have remained flat from June 30, 2011 and compared to the previous year comparable period. Our financial models incorporate certain prospective macroeconomic factors in determining prepayment assumptions and end-point default rate assumptions. The macroeconomic factors, including unemployment and interest rates, have not materially changed since June 30, 2011 and, as such, there were no significant changes to the fair value of our residual or asset servicing fee receivables as a result of changes in the default or prepayment curves for the fiscal quarter ended September 30, 2011.

As noted above, during fiscal 2010, we reduced the carrying value of additional structural advisory fee receivables as a result of higher assumed default rates. This change in our default assumptions had the effect of delaying the projected timing of our receipt and amount of cash flows available for asset servicing fees, which continued to impact the carrying values in fiscal 2011 and fiscal 2012.

The table below identifies net recovery, gross and net default and prepayment rate assumptions for each risk segment, as well as the percentage of the Trust portfolios in each segment, including the NCSLT Trusts and those Trusts that have not been consolidated.

	September 30, 2011			June 30, 2011
Trust Portfolio:	Segment 1	Segment 2	Segment 3	Segment 1	Segment 2	Segment 3
Distribution by original loan amount	25.5%	27.0%	47.5%	25.5%	27.0%	47.5%
Distribution by total outstanding loan amount(1):
Not in repayment(2)	2.3	3.9	10.2	2.4	4.1	11.0
In repayment	21.1	24.0	38.6	20.8	23.6	38.0

Total by segment	23.4	27.9	48.8	23.2	27.7	49.0
Gross default rate(3)	10.4	21.3	52.3	10.5	21.4	52.2
Recovery rate(4)	36.2	32.1	22.1	36.3	32.1	22.1
Net default rate(5)	6.6	14.4	40.8	6.7	14.5	40.7
Prepayment rate(6)	7.2	5.2	3.3	7.1	5.1	3.2

(1)	Outstanding aggregate principal and capitalized interest balance as of the dates indicated.
(2)	Loans “not in repayment” include loans in deferment or basic forbearance status as of the dates indicated. We classify loans subject to alternative payment plans as “in repayment.”
(3)	Historical and projected defaults over the lives of the securitization trusts as a percentage of original outstanding aggregate principal.
(4)	Historical and projected recoveries, net of historical and projected collections costs, as a percentage of historical and projected cumulative gross defaults.
(5)	Historical and projected defaults over the lives of the securitization trusts less historical and projected recoveries, net of collection costs, as a percentage of original outstanding aggregate principal.
(6)	Amount presented is the weighted-average conditional prepayment rate (CPR) over the lives of the securitization trusts. The CPR is an estimate of the likelihood that a loan will be prepaid during a period given that it has not previously defaulted or been repaid in full.

Discount Rate Assumptions

The following table identifies our discount rate assumptions:

	Assumptions as of
	September 30, 2011	June 30, 2011
Asset servicing fee receivables	16.0%	16.0%
Additional structural advisory fee receivables:
GATE Trusts and Trusts with projected residual cash flows	14.0	14.0
Trusts with no projected residual cash flows	16.0	16.0
All other off-balance sheet VIEs	10.0	10.0
Residual receivables	10.0-16.0	10.0-16.0

Asset Servicing Fees. In determining an appropriate discount rate, we consider a number of factors, including market data made available to us on spreads on federally-guaranteed education loans and private education loans, rates used in the much broader ABS market and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals. Since September 30, 2009, we have used a discount rate of 16.0% for purposes of estimating the fair value of asset servicing fees, which are contingent upon residual distributions to the third-party owner of the Trust Certificate.

Additional Structural Advisory Fees. The discount rate used for additional structural advisory fees reflects market data made available to us on ABS market spreads on federally-guaranteed education loans and private education loans, as well as rates used in the much broader ABS market.

At September 30, 2011, we used a discount rate of 14.0% to measure estimated fair value of additional structural advisory fees due from the Trusts, both consolidated and not consolidated, for which there were supporting residual cash flows. We used a discount rate of 16.0% when projecting no residual cash flows because the additional structural advisory fees were in a first-loss position. For all other off-balance sheet VIEs, we used a discount rate of 10.0%, which was unchanged from the prior period and reflected the performance characteristics and our estimates of shorter-weighted average lives of these fees. We believe that a 2.0% differential remains appropriate for receivables in a first-loss position, such as asset servicing fees, residuals and additional structural advisory fees with no supporting residual cash flows, when compared to additional structural advisory fees with supporting residual cash flows and represents the seniority of our additional structural advisory fees in our cash flow waterfall.

Residuals. In determining an appropriate discount rate, we consider a number of factors, including ABS market data regarding spreads on federally-guaranteed education loans and private education loans, rates used in the much broader ABS market, and yield curves for corporate subordinated debt with maturities similar to the weighted-average life of our residuals.

At September 30, 2011, the only remaining residuals on our consolidated balance sheet are due from securitization trusts dating from 2000 to 2004. Due to the seasoning of the securitization trusts, applicable credit enhancements and the characteristics of the collateral held by these trusts, the weighted-average lives of fees due from these trusts are much shorter than that of our asset servicing fees, and as such, we reduced the discount rate for these trusts to 10.0% in the first quarter of fiscal 2011 and kept the rate unchanged during the first quarter of fiscal 2012.

Other Assumptions

Forward LIBOR Curve. Fluctuations in interest rates, specifically LIBOR, which is the underlying rate for most of the securitization trusts’ assets and liabilities, can have a significant impact on the cash flows generated by each trust. The forward LIBOR curve is a market observable input obtained from an independent third party. Changes in the forward LIBOR curve can have a significant impact on the principal balances of the education loans (especially early in a loan’s life when interest is capitalizing on loans in deferment), which affects the overall net interest margin the securitization trust can generate. Changes in the forward LIBOR curve can also impact our additional structural advisory fee receivables, as the majority of accrued but unpaid fees bear interest at LIBOR plus 1.5%. In addition, certain securitization trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, decreases the estimated fair value of our service receivables.

During the three months ended September 30, 2011, the forward LIBOR curve experienced a downward shift of approximately 100 to 145 basis points, resulting in an overall increase in the estimated fair value of our additional structural advisory fee receivables. The downward shift would typically decrease the fair value of our asset servicing fee receivables, except that there are two NCSLT Trusts that do not have a residual interest value as a result of having liabilities that exceed their asset pools. As such, the lower forward LIBOR curve increased the overall cash flows to these two NCSLT Trusts as a result of lower interest costs, creating an increase in value of the additional structural advisory fee receivables and a positive trend in the trust updates for the first quarter of fiscal 2012. During the three months ended September 30, 2010, the forward LIBOR curve moved down approximately 35 to 50 basis points across the curve, resulting in a decrease in the estimated fair value of our additional structural advisory fee receivables, but not materially impacting our residual receivables.

(7) Long-term Borrowings

Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the securitization trusts. Holders of these debt securities generally have recourse only to the assets of the particular securitization trust that issued the debt and not to any other trust, FMD, its operating subsidiaries or the originating lenders or their assignees.

The following table summarizes long-term borrowings as of September 30, 2011 that relate to the consolidated securitization trusts:

	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)		Distribution frequency
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1) unless otherwise noted:
Senior notes and certificates	$6,307,769	+0.03 to 0.48%		Monthly
Senior notes indexed to three-month LIBOR(1)	250,000	+0.48		Quarterly
Subordinated notes	1,442,297	+0.32 to 1.35		Monthly
Senior and subordinated auction rate notes	99,950	+3.5	(2)	Quarterly
Unamortized proceeds of senior fixed-rate interest-only securities(3)	29,102	4.80 to 9.75		Monthly

Total long-term debt	$8,129,118

(1)	The averages of one-month LIBOR and three-month LIBOR for the three months ended September 30, 2011 were 0.20% and 0.28%, respectively.
(2)

Failed auctions occurred and have persisted with respect to a consolidated securitization trust that issued auction rate notes. When a failed auction occurs, the applicable note bears interest at a spread over one-month LIBOR as specified in the applicable trust indenture, based on the ratings assigned to the note by independent rating agencies. Deterioration in securitization trust performance has resulted in downgrades to the ratings assigned to these notes, and, as a result, these notes bear interest at the maximum allowable spread over one-month LIBOR.
(3)	Interest-only securities have varying maturity dates until October 2012.

Principal and interest payments on the debt are made from collections on the purchased loans, or from the release of securitization trust cash reserves, on a monthly or quarterly basis, as indicated in the table above. Within any given securitization trust, there may exist multiple classes of notes, certificates or interest-only securities. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Principal and interest payments are made in each distribution period based on cash available to the securitization trust in accordance with the subordination priorities established in the trust indentures. Payments on interest-only strips are made based on notional values and have scheduled maturity dates. Principal and interest payments are not based on scheduled maturity dates. Each securitization trust is a standalone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust are independent from any other trust.

(8) Fair Value of Financial Instruments

(a) Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, there were no transfers between the hierarchy levels. The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

•

Investments available for sale include federal agency mortgage-backed securities that are recorded at fair value using pricing from an independent third party and are classified as Level 2 in the hierarchy.

•

Participation account deposits and service revenue receivables do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At September 30, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. See Note 6, “Service Revenue Receivables and Related Income,” for a description of significant observable and unobservable inputs used to develop the estimated fair values of service revenue receivables. At June 30, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	September 30, 2011				June 30, 2011
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Cash equivalents	$131,224	$—	$—	$131,224	$142,581	$—	$—	$142,581
Investments available for sale	—	20,945	—	20,945	—	11,019	—	11,019
Deposits for participation interest accounts	—	—	4,469	4,469	—	—	8,512	8,512
Service revenue receivables	—	—	8,018	8,018	—	—	8,192	8,192

Total assets	$131,224	$20,945	$12,487	$164,656	$142,581	$11,019	$16,704	$170,304

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for September 30, 2011 and 2010. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended September 30,
	2011		2010
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$8,512	$8,192	$—	$53,279
Change in accounting principle	—	—	—	(38,692)
Realized and unrealized gains (losses)	13	(146)	5	437
Funding and settlements	(4,056)	(28)	8,477	(294)
Transfers in/out Level 3	—	—	—	—

Fair value, end of period	$4,469	$8,018	$8,482	$14,730

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

The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in our balance sheet:

	September 30, 2011		June 30, 2011
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$6,747,144	$4,737,499	$6,945,304	$5,009,277
Long-term borrowings	8,129,118	5,268,389	8,273,140	5,573,127

(9) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the Trust Certificate, effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income tax paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for taxable years 2007, 2008 and 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of September 30, 2011, the IRS had not proposed any adjustments in connection with its audit.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) has taken alternative positions: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state tax paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their respective opening briefs in August 2011. The parties filed their respective reply briefs in September 2011. We cannot predict the outcome or timing of the ATB’s decision on these matters, but an adverse outcome may have a material impact on our state income tax liability not only for the tax years at issue, but also for subsequent tax years through fiscal 2009, which could materially adversely affect our liquidity position.

(b) Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. We are not aware of any contingencies existing at our balance sheet date that are both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(c) Assumption of Potential Contingent Liabilities of Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed a liability limit of $20.0 million in the aggregate. Neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceeded a deductible of $3.5 million, at which point Union Federal and UFSB-SPV would only be liable for amounts above the deductible up to the liability limit. Neither the liability limit nor the deductible would apply, however, in cases of fraud, willful misconduct, gross negligence or third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In addition, the release is not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to a settlement agreement.

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

(10) Segment Reporting

We manage our operations through two business segments, Education Financing and Securitization Trusts.

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions in the United States for designing and implementing education loan programs. We partner with lenders to design and service school-certified loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis.

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

We also include in our Education Financing segment the financial results of Union Federal. Union Federal offers education loans, residential and commercial mortgage loans and retail savings, money market and time deposit products. On June 30, 2011, Union Federal launched the Union Federal Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011.

We also provide administrative and other services to securitization trusts that we facilitated and asset servicing to the third-party owner of the Trust Certificate.

Securitization Trusts

Results of operations for our Securitization Trusts segment include the 14 securitization trusts consolidated as of July 1, 2010. Interest income, net of any amortization of loan acquisition costs, is generated on the education loan portfolios held by the consolidated securitization trusts included in our Securitization Trusts segment, and interest expense relates to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration, default prevention and collections management, as well as collection costs and securitization trust expenses paid to unrelated third parties.

The consolidated securitization trusts are managed in accordance with their applicable indentures and their tangible assets are limited to cash, allowable investments, and education loan principal, as well as the related interest income receivables and recoverables on defaulted loans. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD.

The majority of the consolidated securitization trusts are NCSLT Trusts, for which we have no ownership interest. Although the cumulative deficit of the NCSLT Trusts is reflected in our consolidated accumulated deficit, the financial performance of such trusts will ultimately inure to the third-party owners of the residual interests, and any deficit generated by a consolidated trust will reverse out of our accumulated deficit or retained earnings, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. As a result, the financial performance of the NCSLT Trusts does not directly impact the long-term equity available to our stockholders, but the financial performance of all of the Trusts, both on- and off-balance sheet, impacts the ability of our Education Financing segment to recover service revenue receivables due from these trusts and the third-party owner of the Trust Certificate. The remaining three consolidated securitization trusts are GATE Trusts, for which we own 100% of the residual interests. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual payments are made; however, if cash flows of these trusts were insufficient to pay off the long-term borrowings and other legal obligations of the trusts, our stockholders would not be responsible for those losses.

The NCSLT Trusts hold education loans that were formerly subject to a loan repayment guaranty by TERI. In addition, one of our consolidated GATE Trusts holds a limited number of loans that were formerly TERI-guaranteed. In April 2008, TERI filed a voluntary petition for relief (TERI Reorganization) under Chapter 11 of the U.S. Bankruptcy Code. Under TERI’s confirmed plan of reorganization, which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the securitization trusts, including contingent guaranty claims based on future loan defaults. As a result, our Securitization Trusts segment recognized gains, as more fully described in Note 22, “Other Income—Gain from TERI Settlement,” in the notes to our consolidated financial statements included in Part 8 of Item II of our Annual Report. The liquidating trust under TERI’s confirmed plan of reorganization periodically makes further distributions to creditors. The TERI Reorganization, combined with higher levels of defaults than we initially projected, has had a material adverse effect on the financial condition and results of operations of our Securitization Trusts segment.

Operating results by segment were as follows:

	Three months ended September 30,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$554	$73,821	$12	$74,387	$480	$87,451	$10	$87,941
Interest expense	(239)	(13,317)	—	(13,556)	(383)	(18,043)	—	(18,426)

Net interest income	315	60,504	12	60,831	97	69,408	10	69,515
Provision for loan losses	172	(124,898)	—	(124,726)	(59)	(107,064)	—	(107,123)

Net interest income (loss) after provision for loan losses	487	(64,394)	12	(63,895)	38	(37,656)	10	(37,608)
Non-interest revenues:
Asset servicing fees:
Fee income	139	—	—	139	978	—	—	978
Fee updates	(83)	—	—	(83)	91	—	—	91

Total asset servicing fees	56	—	—	56	1,069	—	—	1,069
Additional structural advisory fees and residuals—trust updates	892	—	(1,094)	(202)	(710)	—	78	(632)
Administrative and other fees	11,044	380	(2,212)	9,212	4,647	293	(2,687)	2,253

Total non-interest revenues	11,992	380	(3,306)	9,066	5,006	293	(2,609)	2,690

Total revenues	12,479	(64,014)	(3,294)	(54,829)	5,044	(37,363)	(2,599)	(34,918)
Non-interest expenses:
Compensation and benefits expenses	11,151	—	—	11,151	7,871	—	—	7,871
General and administrative expenses	19,799	12,179	(2,797)	29,181	12,160	11,770	(2,833)	21,097

Total non-interest expenses	30,950	12,179	(2,797)	40,332	20,031	11,770	(2,833)	28,968

Loss before other income and income taxes	(18,471)	(76,193)	(497)	(95,161)	(14,987)	(49,133)	234	(63,886)
Other income—proceeds from TERI settlement	1,124	6,881	—	8,005	—	—	—	—

Loss before income taxes	(17,347)	(69,312)	(497)	(87,156)	(14,987)	(49,133)	234	(63,886)
Income tax expense (benefit)	802	—	—	802	1,082	—	—	1,082

Net loss	$(18,149)	$(69,312)	$(497)	$(87,958)	$(16,069)	$(49,133)	$234	$(64,968)

Net loss per basic and diluted share	$(0.18)	$(0.68)	$(0.01)	$(0.87)	$(0.16)	$(0.49)	$0.01	$(0.64)
Basic and diluted weighted-average shares outstanding				101,334				100,762

Eliminations and Deconsolidation

For the first three months of fiscal 2012 and fiscal 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes relate to revenues earned by our Education Financing segment, and the related expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and collections management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

	September 30, 2011
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
Assets:
Cash, cash equivalents and short-term investments	$245,377	$—	$—	$245,377
Restricted cash and investments	142,074	123,412	—	265,486
Education loans held to maturity	7,447	6,740,061	(364)	6,747,144
Service revenue receivables	30,530	—	(22,512)	8,018
Other assets	89,883	94,531	(2,247)	182,167

Total assets	$515,311	$6,958,004	$(25,123)	$7,448,192

Liabilities:
Deposits	$66,356	$—	$—	$66,356
Restricted funds due to clients	142,113	—	(2,659)	139,454
Long-term borrowings	—	8,129,118	—	8,129,118
Other liabilities	67,372	29,584	(17,229)	79,727

Total liabilities	$275,841	$8,158,702	$(19,888)	$8,414,655

Total stockholders’ equity (deficit)	$239,470	$(1,200,698)	$(5,235)	$(966,463)

Total liabilities and stockholders’ equity (deficit)	$515,311	$6,958,004	$(25,123)	$7,448,192

(11) Net Interest Income

The following table reflects the components of net interest income:

	Three months ended September 30,
	2011	2010
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$84	$182
Short-term investments and federal funds sold	57	77
Restricted cash and guaranteed investment contracts	280	94
Investments available for sale	70	51
Education loans held to maturity	73,817	87,441
Mortgage loans held to maturity	79	96

Total interest income	74,387	87,941
Interest expense:
Time and savings account deposits	98	186
Money market account deposits	60	39
Other interest-bearing liabilities	81	158
Long-term borrowings	13,317	18,043

Total interest expense	13,556	18,426

Net interest income	$60,831	$69,515

(12) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2011	2010
	(dollars and shares in thousands, except per share amounts)
Net loss	$(87,958)	$(64,968)
Net loss per common share:
Basic	$(0.87)	$(0.64)
Diluted	(0.87)	(0.64)
Weighted-average shares outstanding:
Basic	101,334	100,762
Diluted	101,334	100,762

Anti-dilutive common stock equivalents	9,054	8,910

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

(13) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift and subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $11.4 million and $11.7 million at September 30, 2011 and June 30, 2011, respectively.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	September 30, 2011	June 30, 2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	74.2%	223.9%
Total risk-based capital	8.0	10.0	75.4	225.2
Tier 1 (core) capital	4.0	5.0	13.8	15.5

As of September 30, 2011 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. Prior to July 21, 2011, FMD’s primary federal regulator was the OTS and Union Federal’s primary federal regulators were the OTS and the Federal Deposit Insurance Corporation (FDIC).

The OCC regulates all capital distributions by Union Federal directly or indirectly to us, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s board of directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

In October 2010, the OTS approved a cash dividend from Union Federal to FMD of up to $29.0 million. Union Federal paid a dividend of $29.0 million to FMD in November 2010. The dividend included the $21.2 million that we distributed to Union Federal in October 2010 pursuant to a tax sharing agreement between FMD and Union Federal.

In March 2010, our Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this quarterly report.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	27
	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010	27
	Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011	28
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2011 and 2010	29
	Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010	30
	Notes to Unaudited Consolidated Financial Statements	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, has taken alternative positions: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE are in the alternative to the assessments against us, and if the assessments against GATE for the taxable year ended June 30, 2004 are valid, then we would be entitled to an income tax refund of approximately $1.1 million for the same fiscal year. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their respective opening briefs in August 2011. The parties filed their respective reply briefs in September 2011. We cannot predict the outcome or timing of the ATB’s decision on these matters, but an adverse outcome may have a material impact on our state income tax liability not only for the tax years at issue, but also for subsequent tax years through fiscal 2009, which could materially adversely affect our liquidity position.

There were no material developments during the first quarter of fiscal 2012 in the matters entitled “Internal Revenue Service Audit” and “TERI Database Dispute” included in Item 3 of Part I of our Annual Report.

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those referenced above, that would have a material adverse impact on our operations or financial condition.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•

We have provided credit enhancements in connection with Monogram-based loan programs for our initial lender clients and may enter into similar arrangements in connection with future loan programs. As a result, we have capital at risk in connection with our lender clients’ loan programs. We may lose the capital we have provided and our financial results could be adversely affected.

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

Finally, we have deleted the risk factor entitled “TERI’s rejection of its guaranty agreements in the context of the Modified Plan of Reorganization could result in litigation against us by former clients for breach of contractual obligations, which could adversely affect our business, reputation and financial results.”

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements with two lender clients and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. On June 30, 2011, we launched two Monogram-based loan programs through Union Federal and began accepting applications under these programs on July 1, 2011. Successful sales of our service offerings, particularly our Monogram platform and TMS services, will be critical to stemming the losses of our Education Financing segment and growing and diversifying our revenues and client base in the future.

We are uncertain of the extent to which the market will accept our Monogram platform, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. It is too early to determine the total application volume for fiscal 2012, the extent to which application volume will ultimately result in disbursed loans or the overall characteristics of the disbursed loan portfolio. If we are unsuccessful in originating Monogram-based loans, we may encounter difficulty in the future in signing new lender clients.

Commercial banks have historically served as the initial funding sources for the education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated take-out securitization transactions to support the long-term funding of education loans, and commercial banks may be facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal and private education loan marketing have been eliminated by legislation that eliminated the Federal Family Education Loan Program, or FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of legislative changes, general economic conditions, capital markets disruptions and the overall credit performance of consumer-related loans, the education loan business may generally be less attractive to commercial banks than in the past.

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

Through November 8, 2011, we had entered into loan program agreements with three lender clients for Monogram-based loan programs, including our subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through November 8, 2011. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and we would need to obtain regulatory approval prior to any material change to Union Federal’s business plan, as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

We have provided credit enhancements in connection with Monogram-based loan programs for our initial lender clients and may enter into similar arrangements in connection with future loan programs. As a result, we have capital at risk in connection with our lender clients’ loan programs. We may lose the capital we have provided and our financial results could be adversely affected.

In connection with two of our initial three lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts to serve as a first-loss reserve for defaulted program loans. In the case of Union Federal, we have provided loss reserve funding in support of its Monogram-based loan programs. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement. We expect that the amount of any such credit enhancement arrangement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the anticipated size of the lender’s program and the underwriting guidelines of the program, as well as the particular terms of our business relationship with the lender. Should additional lenders require credit enhancement from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us. In addition, growth of Union Federal’s Monogram-based loan programs may be constrained by the amount of regulatory capital we are able to provide.

We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the terms of our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders. As of November 8, 2011, the balance of our funded credit enhancements was $4.6 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform, and we may need to adjust marketing, pricing or other strategies from time to time based on the distribution of loan volume among credit tiers or competitive considerations. We must closely monitor the characteristics and performance of each lender’s loan portfolio in order to suggest adjustments to the lenders’ programs and tailor our default prevention and collections management strategies. The infrastructure that we have built for such monitoring requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies, and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts or loss reserve accounts may increase.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our three initial lender clients’ Monogram-based loan programs, in order for our Education Financing segment to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal loans and eliminated FFELP as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or income with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, generally, than we are. In particular, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute now because our initial lender clients’ Monogram-based loan programs were initially launched in fiscal 2011.

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

We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has developed, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP, lenders are more focused on private education loans and may be less reluctant than in the past to develop an internal capacity to conduct the services that we provide, which could result in a decline in the potential market for our services.

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

We focus our business on the market for private education loans, and the majority of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, scholarships, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965. Recent federal legislation expanded federal grant and loan assistance, which could weaken the demand for private education loans. In addition, the elimination of FFELP could result in increased competition in the market for private education loans, which could adversely affect the volume of private education loans and future capital markets transactions, if any, that we facilitate and impede the growth of our business. On the other hand, the reinstatement of FFELP, or similar federal or state programs which make additional government loan funds available, could decrease the demand for private education loans.

In May 2008, the Ensuring Continued Access to Student Loans Act of 2008 was signed into law containing provisions which might adversely impact the demand for private education loans and outsourcing services provided by us, availability and flow of funds for education loans, and our liquidity position. Among other things, the Act:

•	Increased the loan limits for unsubsidized Stafford loans for undergraduate students; and

•

Permitted a parent borrower under the federal Parent Loan for Undergraduate Students, or PLUS, loan program to defer repayment of a PLUS loan until six months after the student ceases to carry at least one-half the normal full-time academic workload.

In August 2008, the Higher Education Opportunity Act was signed into law, which added:

•	Significant restrictions on the marketing of private education loans; and

•	Significant compliance burdens to private education loan lenders by adding new Truth-in-Lending Act, or TILA, disclosures, procedures and rescission rights, as well as accompanying civil penalties.

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

High unemployment rates and the unsteady financial sector have adversely affected many consumers, loan applicants and borrowers throughout the country. Loan applicants that have experienced trouble repaying credit obligations may not be able to meet the credit standards of our lender clients’ Monogram-based loans, which could limit our lending market or have a negative effect on the rate at which loan applications convert into disbursed loans. In addition, current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated value of our service revenue receivables. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

If our clients do not actively or successfully market and fund education loans, our business will be adversely affected.

We have in the past relied, and will continue to rely in part, on our clients to market and fund education loans to borrowers. If our clients do not devote sufficient time, emphasis or resources to marketing their Monogram-based loan programs or are not successful in these efforts, then we may not reach the full potential of our capacity for facilitated loan volume and our business will be adversely affected. This risk is particularly acute for clients that have other education loan programs. In addition, our lender clients’ Monogram-based loan programs, and related marketing efforts, will not necessarily extend nationwide and, in fact, may focus on a limited geographic footprint.

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

Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. We must retain, train, supervise and manage our employees effectively during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis. The loss of any key employees could adversely affect our business.

We may outsource some borrower or client service functions in an effort to reduce costs, take advantage of technologies and effectively manage the seasonality associated with education loan volume and tuition payment processing. We rely on our vendors to provide high levels of service and support. Our reliance on external vendors subjects us to risks associated with inadequate or untimely service and could result in problems with service or support that we would not experience if we performed the service functions in-house.

We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;

•	Successfully develop or implement new products or services;

•	Allocate our human resources optimally;

•	Identify, hire or retain qualified employees or vendors; or

•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our cost reductions, or if we lose key employees or are unable to attract new employees, our operations and our financial results could be adversely affected.

If competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and derive the estimates and assumptions we make in preparing our financial statements and cash flow models. We have also developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our education loan database and loan information processing system provide us with a competitive advantage in offering our services. A third party could create or acquire databases and systems such as ours, and TERI possesses certain historical information related to loans formerly guaranteed by TERI. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past three fiscal years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

In November 2010, TERI filed with the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this issue as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, following the confirmation and effectiveness of TERI’s plan of reorganization, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order, in response to TERI’s motion. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend the contractual restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. We do not agree with the Database Order and are contesting it. We continue to believe that the Bankruptcy Court did not have jurisdiction to issue the Database Order and that TERI does not have rights to sell, license or transfer the database that we provided in 2008. In December 2010, we filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the U.S. District Court for the District of Massachusetts. The parties briefed the appeal in March 2011, and a hearing was held on the matter in June 2011. If our appeal is unsuccessful, or if we are not otherwise successful in preventing TERI from selling, licensing or transferring the subset of our database that we provided in 2008, the competitive advantage of our loan database could diminish.

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

Our future success depends, in part, on our ability to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make in the near-term, investments in TMS’ technology platform in order to enable TMS to provide services to its clients, and compete, more effectively. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, or if TMS fails to properly administer its tuition payment plans or other services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of September 30, 2011, the Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administer and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of a third party on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments, and reduced efficiency in loan processing or our other services, including TMS’ services. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston, Massachusetts and Providence, Rhode Island metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

If we or one of our third party service providers experience a data security breach and confidential customer information is disclosed, we may be subject to penalties imposed by regulators, civil actions for damages and negative publicity, which could affect our customer relationships and have a material adverse effect on our business. In addition, state and federal legislative proposals, if enacted, may impose additional requirements on us to safeguard confidential customer information, which may result in increased compliance costs.

Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the consumer information that we process in connection with education loans and tuition payment plans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we or one of our third party service providers were to experience a data security breach, or if we or the securitization trusts that we administer were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our lender clients and loss of business for us.

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of our acquisition of TMS.

Our acquisition of TMS on December 31, 2010 was a significant transaction for us. We have made several assumptions regarding cost and revenue synergies in connection with our acquisition of TMS, many of which are dependent upon how successful we are in integrating operations of TMS. The difficulties of integrating TMS’ operations include, among other things, customer retention.

We may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add revenue streams or otherwise attempt to gain a competitive advantage. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of acquired companies’ operations could harm our business, results of operations, financial condition or prospects.

Risks Related to Our Financial Reporting and Liquidity

We were required to consolidate certain securitization trusts in our financial results as of July 1, 2010, which resulted in significant changes to the presentation of our financial statements.

As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated and previously accounted for off-balance sheet, and we deconsolidated our subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result of these changes, as of July 1, 2010, we recorded a net increase in total assets and total liabilities of approximately $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of approximately $880.1 million. We adjusted our opening retained earnings by $990.3 million for the net deficit of the consolidated securitization trusts, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, our results of operations no longer reflect securitization-related trust updates or administrative fees received from the 14 consolidated securitization trusts. Instead, we recognize interest income associated with securitized assets, including education loans, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We continue to recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees, from other off-balance sheet VIEs that are not consolidated. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

Under GAAP, the NCSLT Trusts’ asset performance, including losses, must be allocated to us until the consolidated securitization trusts are deconsolidated or trust liabilities are extinguished. As a result, our consolidated financial results include the losses generated by the NCSLT Trusts in our reported net loss and net loss per share. Although accounting standards require that the net losses or income of the NCSLT Trusts be included in our statements of operations, our rights to receive income generated by the NCSLT Trusts are limited to the collection of fees for services provided. Our consolidated balance sheet reflects in accumulated deficit, rather than as a separate component of stockholders’ equity, the deficit generated by the NCSLT Trusts, although we have no obligation to fund such deficit. As a result of this required financial statement presentation, investors will have to evaluate the results of our Education Financing segment to understand and analyze our operations, financial performance, financial condition and liquidity. If potential investors or analysts are unable to understand and analyze our financial statement presentations, they may be less inclined to purchase FMD stock or recommend purchase to others, which could adversely affect our stock price.

ASU 2009-17 may result in increased volatility in our reported financial condition and results of operations.

Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment.

We are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate. As a result, determinations that we make from time to time will be susceptible to change. We continue to monitor our involvement with each unconsolidated VIE for which we perform services related to default prevention and collections management. We have determined that we are not the primary beneficiary of any unconsolidated VIE due to the sole, unilateral rights of other parties to terminate us in our role as service provider, or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the range of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of each of our VIEs, any decision to consolidate or deconsolidate a VIE could result in significant changes to our reported assets and liabilities and results of operations during the fiscal quarter in which the change occurs. Changes in our determinations to consolidate or deconsolidate a VIE may also lead to increased volatility in our financial results and make comparisons of results between time periods challenging. See Note 4, “Consolidation—Reassessment of Consolidation of VIEs,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for additional information.

The accounting for these matters is complex, particularly in light of our sale of the Trust Certificate to an unrelated third party. In addition, there is little precedent with regard to the deconsolidation of VIEs. Failure to accurately apply ASU 2009-17 could result in deconsolidation or additional consolidation of securitization trusts, which could materially affect our financial statements and make analysis of our financial standing difficult.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

Our consolidated financial statements include a number of estimates, which includes management’s judgment. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, the fair value of our service revenue receivables, the allowance for loan losses and related provision, the valuation of our deposits for participation accounts, recognition of interest income on delinquent and defaulted education loans, our determination of goodwill and intangible asset impairment and income taxes.

In our determination of the fair value of our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value because there are no quoted market prices for our service revenue receivables and the deposits for participation accounts. Our key assumptions to estimate fair value include, as applicable:

•	Discount rates, which we use to estimate the present fair value of our future cash flows;

•	The annual rate and timing of education loan prepayments;

•	The trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time;

•	Expected auction rates, if applicable;

•	The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance programs and alternative payment plans;

•	The expected amount and timing of recoveries of defaulted education loans, including collections costs; and

•	The fees and expenses of the securitization trusts.

We use the same projected default and recovery assumptions, and may use additional subjective adjustments, to determine the allowance for loan losses and related provision. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators and our historical experience to predict default, recovery and prepayment rates, management’s ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

If the actual performance of the education loan portfolios held by us, some or all of the securitization trusts, or our clients who hold Monogram-based loans were to vary appreciably from the assumptions we use, we may need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual loan losses could be significantly greater than our allowance, and our actual service revenues or releases from participation accounts could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

Effective March 31, 2009, we completed the sale of the Trust Certificate, which generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the residuals. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We have taken the position in these proceedings that GATE is properly taxable as a financial institution and is entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner has taken alternative positions: that GATE is properly taxable as a business corporation, or that GATE is taxable as a financial institution, but is not entitled to apportionment or is subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of tax, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In April 2011, the ATB held an evidentiary hearing on these matters, and the parties completed their respective briefs in September 2011. We cannot predict the outcome or timing of the ATB’s decision on these matters, but an adverse outcome may have a material impact on our state income tax liability not only for the tax years at issue, but also for subsequent tax years through fiscal 2009, which could materially adversely affect our liquidity position.

See Note 9, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the IRS audit and the ATB matters.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 9, “Commitments and Contingencies—Performance Guaranty,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third party conduit lender released any and all potential claims against Union Federal and UFSB-SPV pursuant to an indenture relating to the facility based upon events arising prior to April 16, 2010, subject to certain liability limits. FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the same liability limits. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct, gross negligence, third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors or rights not otherwise released by the conduit lender. See Note 9, “Commitments and Contingencies—Assumption of Potential Contingent Liabilities of Union Federal,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse affect on our liquidity or financial condition.

Changes in interest rates could affect the value of our additional structural advisory fee, asset servicing fee and residual receivables, as well as demand for education loans and our services.

Education loans held by us and the securitization trusts facilitated by us typically carry floating interest rates tied to prevailing short-term interest rates. Changes in interest rates could have the following effects on us:

•

Higher interest rates would increase the cost of the loan to the borrower, which, in turn, could cause an increase in delinquency and default rates for outstanding education loans, as well as increased use of basic forbearance or alternative payment plans;

•	Higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments;

•	An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

In addition, LIBOR is the underlying interest rate for most of the securitization trusts’ assets and liabilities. Changes in LIBOR can have a significant effect on the cash flow generated by each securitization trust. Changes in the forward LIBOR curve affect the principal balance of education loans held by each securitization trust, particularly as interest is capitalized during a loan deferment period, which affects the net interest margin that each trust generates. A significant change to the forward LIBOR curve could also affect the estimated fair value of our additional structural advisory fee receivables, which, for the majority of the trusts, bear interest at the rate of LIBOR plus a spread to the extent such fees are accrued but unpaid by the trusts. In addition, certain securitization trusts have issued a tranche of ABS that bears a fixed interest rate. A decrease in the forward LIBOR curve may result in a reduced spread on the fixed interest-rate tranche, which, in turn, could decrease the estimated fair value of our service revenue receivables.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if our Education Financing segment will return to profitability. We may require additional funds for our products, operating expenses, including expenditures relating to TMS, capital in connection with credit enhancement arrangements for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of September 30, 2011, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail or delay plans for TMS or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 13, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At September 30, 2011, we had $19.5 million of goodwill and $22.1 million of intangible assets related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

Our financial and operating results are subject to seasonality and cyclicality.

The financial and operational results of our Education Financing segment are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest loan application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. We expect this seasonality of education loan originations to continue as we re-enter the market and expect it to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate loan application volume and process the higher origination activity. In addition, TMS’ financial and operating results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year. In addition, TMS holds restricted cash that represents tuition payments collected from students or their families on behalf of educational institutions. This cash reflects a certain cyclicality, tending to peak in July of each school year, early in the enrollment cycle, and to decrease through May, at the end of the school year. Since our acquisition of TMS on December 31, 2010, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $64.0 million during May 2011.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

We have historically recognized a significant portion of our revenues and substantially all of our income from structuring securitization transactions. Our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the education loans that they did not intend to hold. As a result, we have historically recognized a significant portion of our revenues and substantially all of our income from structuring securitization transactions. We have not completed a securitization since the first quarter of fiscal 2008, a significant contributing factor to our net losses for each subsequent fiscal quarter.

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our three initial lender clients’ Monogram-based loan programs, in order for our Education Financing segment to return to profitability. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and additional cash requirements on our part.

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

•

Continuing degradation of the credit quality or performance of the loan portfolios of the securitization trusts we facilitated or further adverse modifications in rating agency assumptions, ratings or conclusions with respect to the trusts that we have facilitated, which could reduce or eliminate investor demand for future securitizations that we facilitate, particularly for subordinate classes of ABS;

•	Our inability to generate sufficient loan volume through our Monogram platform;

•	Material breach of our obligations to clients, including securitization trusts and former or current lender clients;

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

In structuring and facilitating securitizations of our clients’ education loans, administering securitization trusts, providing portfolio management or as holders of rights to receive residual cash flows in non-NCSLT Trusts, we may incur liabilities to transaction parties.

We facilitated and structured a number of different special purpose trusts that have been used in securitizations to finance education loans that our clients originated, including securitization trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those securitization trusts have issued, we could be deemed responsible and could be liable to those investors for damages. If we failed to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in the ABS, if the trust made statements that were misleading in any material respect in information delivered to investors or if we breach any duties as the structuring advisor, administrator or special servicer of the securitization trusts, it is possible that we could be sued and ultimately held liable to a noteholder or other transaction party. This risk includes failure to properly administer or oversee servicing or collections guidelines and may increase as the performance of the securitization trusts’ loan portfolios degrades, and rating agencies over the past several years have downgraded various ABS issued by the trusts we facilitated. TERI’s confirmed plan of reorganization provides exculpation for certain of our actions as administrator of the securitization trusts in connection with the TERI Reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI Reorganization. Recent investigations by state Attorneys General, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information.

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

We serve as a special servicer to various securitization trusts that we facilitated. In that role, we manage and coordinate third party collection agencies, including account placement and borrower contact and recovery strategies. We are reimbursed by the securitization trusts for our expenses, including the fees and expenses of the third-party collection agencies, subject to pre-specified limits. We believe that our services as special servicer have generally had a positive effect on portfolio performance trends, which may facilitate our re-entry to the securitization market. Based on longer-term strategic considerations, we may determine to provide special services to the securitization trusts even if our costs exceed the reimbursement limits specified in our special servicing agreements.

Risks Related to Regulatory Matters

We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

Various regulators have increased diligence and enforcement efforts and new laws and regulations have been passed or are under consideration in Congress as a result of turbulence in the financial services industry. The Dodd-Frank Act, which was signed into law on July 21, 2010, requires various federal agencies to adopt a broad range of new implementing rules and regulations, and the federal agencies are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act, or HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) could alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years.

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

The Dodd-Frank Act establishes the CFPB as an independent agency within the Federal Reserve. The CFPB has been given broad powers, including the power to:

•	Supervise non-depository institutions, including those that offer or provide education loans;

•	Regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes;

•	Promulgate rules with respect to unfair, deceptive or abusive practices; and

•	Take enforcement action against institutions under its supervision.

The CFPB, which came into existence on July 21, 2011, may institute regulatory measures that directly impact our business operations. However, the CFPB may not supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director is confirmed. The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and Union Federal’s operating subsidiary FM Loan Origination Services, LLC, or FMLOS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal.

Despite the absence of a director, the CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the CFPB, which would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers. Finally, the Dodd-Frank Act requires the CFPB and the Secretary of Education, in consultation with the FTC commissioners and the U.S. Attorney General, to submit a report, within two years of enactment of the Dodd-Frank Act, on a variety of matters relating to the private education lending market, including education loan lenders. The CFPB has begun gathering data in connection with this report.

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

In addition, regulators and enforcement officials are taking increasingly expansive positions with respect to whether certain products or product terms may run afoul of state and federal unfair or deceptive acts and practices laws. Furthermore, as discussed above, the Dodd-Frank Act potentially expands the ambit of such laws by prohibiting “abusive” lender actions. These and other regulatory changes could result in, among other things, increased compliance costs, more limited lending markets and alterations to our business practices, any of which could have a material adverse effect on our business operations and financial results.

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

Union Federal is subject to regulation, supervision and examination by the OCC and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and financial statements. We have in the past been required to make capital infusions to Union Federal, and regulatory authorities could require additional capital infusions or take other corrective measures in the future.

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

We may become subject to additional state registration or licensing requirements, which could increase our compliance costs significantly and may result in other adverse consequences.

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

Absent a change in federal law, either by judicial interpretation or legislation, to the extent that our services are conducted through Union Federal, we believe it is less likely that state regulatory requirements affecting loan brokers, small loan lenders, credit services organizations, loan arrangers or collection agencies will be asserted. In addition, we may now be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal pre-emption of such registration or licensing requirements. We cannot assure you that we will be successful in obtaining additional state licenses or registrations in a timely manner, or at all. If we determine that additional state registrations or licenses are necessary, we may be required to delay or restructure our activities in a manner that will not subject us to such licensing or registration requirements.

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

Changes in federal or state consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, constrain the marketing of education loans, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in federal or state consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

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

Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our business reputation and ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws or changes in bankruptcy laws. In such event, the value of our residual interests, additional structural advisory fees or asset servicing fees could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

A recent Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the performance of the securitization trusts, the key assumptions we use to estimate the fair value of our service revenue receivables, and/or the competiveness of our Monogram platform.

Under current law, education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. The bankruptcy court must hear evidence and make a finding of “undue hardship” in order to discharge the debtor’s education loans. In March 2010, the U.S. Supreme Court upheld a bankruptcy confirmation order that discharged a debtor’s education loans without a finding of “undue hardship” by the bankruptcy court. Specifically, the debtor’s proposed plan, which the bankruptcy court ultimately approved, included a discharge of the debtor’s education loans; however, the bankruptcy court never heard evidence or made a finding of “undue hardship.” As a result of the Supreme Court’s decision, it may be advisable for us, in performing collections management for the securitization trusts and our clients, to review certain bankruptcy filings that we do not currently review to determine if plans include a discharge of education loans without the necessary adversary proceeding and a finding of “undue hardship.” Such additional review could increase our costs and the complexity of our operations.

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

Recent legislative proposals could affect the prepayment of education loans in the securitization trust portfolios. If the legislative proposals are enacted, they could adversely affect the performance of the securitization trusts, and/or the key assumptions we use to estimate the fair value of our service revenue receivables.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their private education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Private education loans made between July 1, 1994 and July 1, 2010 would have been eligible for such a swap. Borrowers could not have been more than 90 days delinquent on their private education loans in order to have qualified. Although these bills were not enacted in the last Congress, if similar bills are introduced and enacted in this Congress, borrowers with loans in the securitization trusts could exchange their private education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, any such bill could adversely affect the performance of the securitization trusts and the key assumptions that we have used to estimate the fair value of our service revenue receivables.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we work with, the education loans that we facilitate would be subject to individual state consumer protection laws.

All of the lenders with which we work are federally-insured banks and credit unions. As a result, they are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy pre-emption from enforcement of state consumer protection laws. In providing our education loan services to our clients, we do not act as a lender, guarantor or loan servicer, and the terms of the education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

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

•

Difficulties we may encounter in structuring securitizations or alternative financings, including continued disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

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

•	Changes in demand for our product and service offerings or in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at Union Federal or us;

•	Unfavorable outcomes in litigation or proceedings in which we are involved, including the ongoing IRS audit of our past tax returns and the litigation pending before the ATB;

•

Application of accounting policies and pronouncements, and their effects on our reported financial condition and results of operations, including future determinations under ASU 2009-17 to consolidate or deconsolidate VIEs;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•

Delisting of our common stock from the New York Stock Exchange, or NYSE, for failure to comply with NYSE continued listing standards, including without limitation, the NYSE’s average closing price standard;

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

Our directors and executive officers, and entities affiliated with them, owned approximately 20% of the outstanding shares of our common stock as of September 30, 2011, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,197,868 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended September 30, 2011 regarding shares of our common stock that were repurchased under a repurchase plan authorized by our Board of Directors in April 2007, or the 2007 Stock Repurchase Plan, and our 2003 stock incentive plan, or the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	(shares in thousands)
2007 Stock Repurchase Plan(1):
Balance, beginning of period:				8,831
July 1 - 31, 2011	—	—	—	8,831
August 1 - 31, 2011	—	—	—	8,831
September 1 - 30, 2011	—	—	—	8,831

Total 2007 Stock Repurchase Plan	—	—	—	8,831
Other(2) :
July 1 - 31, 2011	1	$1.78	—	N/A
August 1 - 31, 2011	2	1.52	—	N/A
September 1 - 30, 2011	19	1.40	—	N/A

Total Other	22	1.42	—	N/A

Total Purchases of Equity Securities	22	1.42	—

(1)	Our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock under the 2007 Stock Repurchase Plan. The 10,000,000 shares authorized for repurchase included 3,393,300 shares that remained available for repurchase under a previously authorized repurchase program. Future repurchases pursuant to the 2007 Stock Repurchase Plan may require regulatory approval. The 2007 Stock Repurchase Plan was approved by our Board of Directors on April 24, 2007 and has no expiration date.
(2)	Pursuant to our 2003 Plan, we withhold shares of common stock in connection with tax withholding obligations upon vesting of restricted stock units. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: November 8, 2011	By:	/s/ KENNETH KLIPPER
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1[1]	Static pool data as of September 30, 2011

99.2[1]	Supplemental presentation dated September 30, 2011

101.INS[2]	Instance Document

101.SCH[2]	Taxonomy Extension Schema Document

101.CAL[2]	Taxonomy Calculation Linkbase Document

101.LAB[2]	Taxonomy Label Linkbase Document

101.PRE[2]	Taxonomy Presentation Linkbase Document

101.DEF[2]	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to exhibits to the registrant’s current report on Form 8-K filed with the SEC on November 3, 2011.
(2)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.