Form 10-Q
period 2011-12-31
FIRST MARBLEHEAD CORP
filed 2012-02-09
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 6, 2012, the registrant had 101,546,837 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report in conjunction with our audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 8, 2011.

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

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected trust or loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth below under “—Application of Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 9, 2012.

Executive Summary

Overview

We are a specialty finance company that offers:

•	Outsourcing services to national and regional financial and educational institutions in the United States for designing and implementing education loan programs;

•	Outsourcing services to manage tuition planning, billing and payments and refund management for educational institutions;

•	Education loan origination, portfolio management and securitization services; and

•	Retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market demand accounts.

We partner with lenders to design and service school-certified education loan programs to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC, which we refer to as TMS. We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary Union Federal Savings Bank, which we refer to as Union FederalSM, offers retail banking products.

We also provide administrative and other services to securitization trusts that we facilitated, and until the deconsolidation of certain securitization trusts as discussed below in “—Deconsolidation Event,” we provided asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. NC Residuals Owners Trust held our residual interests in certain of the securitization trusts that we facilitated. We sold the Trust Certificate in fiscal 2009.

Deconsolidation Event

Upon our adoption of Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts, which we refer to as the Trusts, were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings, as of November 14, 2011. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. We recorded the impact of the deconsolidation in our Securitization Trusts segment, which is described below. See Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Segment Reporting

We manage our operations through two business segments, Education Financing and Securitization Trusts:

Education Financing

Our Education Financing segment includes the services we perform in designing and implementing various education loan programs as well as other services, including portfolio management, trust administration and, until the deconsolidation of the NCSLT Trusts, asset servicing. Our Education Financing segment also includes the results of Union Federal, including its Monogram-based loan programs and retail banking products, and, beginning on January 1, 2011, the results of TMS, including its tuition payment processing and transactional services. The key drivers of our results of operations and financial condition for our Education Financing segment are facilitated loan volume based on our Monogram platform and the volume of tuition payments processed by TMS. In addition, we are entitled over time to receive additional structural advisory fees and residual cash flows from the GATE Trusts and other unconsolidated trusts for our past securitization services.

Securitization Trusts

Our Securitization Trusts segment includes securitization trusts that purchased portfolios of education loans facilitated by us that we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17. Not all securitization trusts facilitated by us have been consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The key driver of the results of our Securitization Trusts segment is the performance of the underlying portfolio of education loans held by these trusts.

As of December 31, 2011, we continued to consolidate the GATE Trusts. The administration of the GATE Trusts, including investor reporting and default prevention and collections management services, is provided by our Education Financing segment. The revenues earned by our Education Financing segment, and the expenses incurred by our Securitization Trusts segment in connection with such services, were eliminated in consolidation.

We own 100% of the residual interests of the GATE Trusts. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual distributions are made. However, if cash flows of the GATE Trusts are insufficient to pay off the long-term borrowings and other legal obligations of these trusts, our stockholders would not be responsible for those losses. Any deficit generated by a consolidated securitization trust will reverse out of our accumulated deficit, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. At December 31, 2011 and June 30, 2011, the GATE Trusts had an accumulated deficit of $2.3 million and $5.2 million, respectively.

See Note 2, “Summary of Significant Accounting Policies—Consolidation,” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook is focused on our Education Financing segment. We consider the results of operations of our Education Financing segment to represent our core business operations. At December 31, 2011, our Securitization Trusts segment consisted of the GATE Trusts that we facilitated and consolidated upon our adoption of ASU 2009-16 and ASU 2009-17. As a result of economic conditions, we have taken a number of measures to adjust our business model since fiscal 2008. These measures are described in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Trends, Uncertainties and Outlook.”

We have summarized below certain developments affecting our business since the beginning of fiscal 2012:

•

On July 1, 2011, Union Federal began accepting applications under the Union Federal Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE® Loan Program, a Monogram-based national K-12 education loan program.

•

On November 12, 2011, we received notice that the Massachusetts Appellate Tax Board, or ATB, had issued an order in cases related to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD, for fiscal 2004, fiscal 2005 and fiscal 2006. We expect an opinion to be issued by the ATB relating to the order within six months. As a result of the ATB’s order, we recorded an income tax benefit of $12.5 million for the quarter ended December 31, 2011. We expect to make aggregate net tax and interest payments for GATE’s taxable years ended June 30, 2004, 2005 and 2006 of approximately $5.1 million, which represents the amount accrued as of December 31, 2011, during the fiscal quarter ending March 31, 2012. Any appeal of the ATB’s order by us would occur only after those payments and the issuance of the ATB’s opinion. See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report, and “Legal Proceedings” included in Item 1 of Part II of this quarterly report, for additional information.

•

On November 14, 2011, we received $13.0 million in cash upon the sale to a third party of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement. As a result of this sale, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011, recognizing a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation. See Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

•

On November 14, 2011, we entered into an amendment to our loan program agreement with SunTrust Bank to, among other things, expand and extend our relationship with SunTrust Bank to 2015, thereby substantially increasing the volume capacity for Monogram-based education loan originations under the SunTrust Bank loan program.

Loan Origination

During the first quarter of fiscal 2011, we began performing services for two lender clients related to school-certified education loan programs funded by these lender clients and based on our Monogram platform. On June 30, 2011, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our three lender clients’ Monogram-based loan programs are a significant step in our return to the education lending marketplace.

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. The period of July 2011 through September 2011 was the first full peak origination season for Monogram-based loan offerings and marked our return, after a three-year absence, to meaningful origination volumes. Since the launch of our initial lender clients’ respective programs through February 6, 2012:

•	We have processed over 72,900 loan applications resulting in approved Monogram-based loans in the aggregate principal amount of $161.1 million;

•	Union Federal has booked Monogram-based loans in the aggregate principal amount of $30.2 million, and disbursed loans in the aggregate principal amount of $26.4 million; and

•	Our other lender clients have booked Monogram-based loans in the aggregate principal amount of $25.7 million, and disbursed loans in the aggregate principal amount of $24.3 million.

Portfolio Performance

Credit performance of consumer-related loans generally, as well as education loan portfolios included in our consolidated balance sheet and those held by other VIEs not consolidated by us, have been adversely affected by general economic conditions in the United States over the past three years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaults. These conditions have had, and may continue to have, a material adverse effect on the loan portfolio performance in our GATE Trusts and the estimated fair value of our service revenue receivables. In evaluating the portfolio performance related to our GATE Trusts, we review our projected gross default rates, our post-default recovery rates, the availability of third-party credit enhancement and the creditworthiness of various guarantors that provide any such credit enhancement.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2011 compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans that exhibited a strong credit profile. Additionally, in fiscal 2011 investors demonstrated interest in longer duration ABS in the sector. Global capital markets experienced volatility during the first six months of fiscal 2012, however, particularly in light of the downgrade of the credit rating assigned to long-term U.S. debt and credit turmoil in Europe. We nonetheless believe that there may be opportunities to finance private education loans in the ABS market subject to improvements in the global capital markets. We believe, however, that the structure and economics of any financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of wider credit spreads and additional cash requirements on our part.

Uncertainties

The near-term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully and efficiently market our Monogram platform, originate education loans through Union Federal and realize the anticipated benefits of our acquisition of TMS so that we may grow and diversify our client base and revenues. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the results from the calendar 2011 peak season demonstrate market demand for Monogram-based education loans.

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

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with three lenders. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated in the calendar 2011 peak season will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by our three lender clients’ Monogram-based loan programs, or any additional lender clients, during fiscal 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Union Federal, as well as financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our initial three lender clients. We must also achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition.

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

•	The extent to which our services and products, including our Monogram platform and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•

An adverse outcome relating to the federal income tax treatment of our sale of the Trust Certificate in fiscal 2009 or our asset services agreement with the purchaser of the Trust Certificate, including any challenge related to federal tax refunds previously received in the amount of $176.6 million as a result of the audit currently being conducted by the Internal Revenue Service, or IRS;

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

•	The resolution of any appeal of the ATB’s order in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a VIE;

•

Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, an independent agency within the Board of Governors of the Federal Reserve System, or Federal Reserve, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators of education loans, such as our subsidiary First Marblehead Education Resources, Inc., or FMER;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Three and Six Months Ended December 31, 2011 and 2010

Financial Results Summary

We present our results of operations on a consolidated basis in accordance with U.S. generally accepted accounting principles, or GAAP. However, we manage our operations through two business segments, Education Financing and Securitization Trusts. As such, our discussion first focuses on the results of our Education Financing segment, which represents our core business, followed by our discussion of the results of our Securitization Trusts segment.

Our results of operations for the three months ended December 31, 2011 included the results of both the NCSLT Trusts and the GATE Trusts for the first 45 days of the second quarter of fiscal 2012. Following the deconsolidation of the NCSLT Trusts, our results of operations for the remaining 47 days of the quarter included only the results of the GATE Trusts. See “—Executive Summary—Deconsolidation Event” above and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes of our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The following table summarizes our results of operations by reporting segment:

	Three months ended December 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$577	$(34,456)	$6	$(33,873)	$(1)	$(56,348)	$10	$(56,339)
Total non-interest revenues	7,532	191	(926)	6,797	9,261	282	(7,595)	1,948

Total revenues	8,109	(34,265)	(920)	(27,076)	9,260	(56,066)	(7,585)	(54,391)
Total non-interest expenses	24,137	5,835	(1,105)	28,867	20,519	15,037	(6,786)	28,770

Loss from operations	(16,028)	(40,100)	185	(55,943)	(11,259)	(71,103)	(799)	(83,161)
Other income:
Proceeds from TERI settlement	281	4	—	285	8,112	42,569	—	50,681
Gain from the deconsolidation of the NCSLT Trusts	—	1,237,359	358	1,237,717	—	—	—	—

Total other income	281	1,237,363	358	1,238,002	8,112	42,569	—	50,681

Income (loss) before income taxes	(15,747)	1,197,263	543	1,182,059	(3,147)	(28,534)	(799)	(32,480)
Income tax (benefit) expense	(12,209)	—	—	(12,209)	957	—	—	957

Net income (loss)	$(3,538)	$1,197,263	$543	$1,194,268	$(4,104)	$(28,534)	$(799)	$(33,437)

Net income (loss) per common share:
Basic	$(0.03)	$10.85	$—	$10.82	$(0.04)	$(0.28)	$(0.01)	$(0.33)
Diluted	(0.03)	10.85	—	10.82	(0.04)	(0.28)	(0.01)	(0.33)
Weighted-average common shares outstanding:
Basic				101,492				100,833
Diluted				110,381				100,833

For the three months ended December 31, 2011, we reported net income of $1.19 billion, or $10.82 per common share on a fully diluted basis, compared with a net loss of $33.4 million, or $0.33 per common share on a fully diluted basis, for the three months ended December 31, 2010. The decrease in the net loss year-over-year was largely attributable to the non-cash gain of $1.24 billion that we recorded as a result of the deconsolidation of the NCSLT Trusts.

Excluding the non-cash gain of $1.24 billion and any proceeds from the TERI settlement, our loss from operations improved to $55.9 million for the three months ended December 31, 2011, from $83.2 million for the three months ended December 31, 2010. As discussed above, our results of operations for the three months ended December 31, 2011 included the results of the NCSLT Trusts for approximately one-and-a-half months, while our results of operations for the three months ended December 31, 2010 included the results of the NCSLT Trusts for the entire three-month period. The improved earnings were primarily driven by a decrease in the provision for loan losses of $61.1 million as a result of including the expenses of the NCSLT Trusts for only one-and-a-half months for the three months ended December 31, 2011 rather than the entire three-month period.

	Six months ended December 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$1,064	$(98,850)	$18	$(97,768)	$37	$(94,004)	$20	$(93,947)
Total non-interest revenues	19,524	571	(4,232)	15,863	14,267	575	(10,204)	4,638

Total revenues	20,588	(98,279)	(4,214)	(81,905)	14,304	(93,429)	(10,184)	(89,309)
Total non-interest expenses	55,087	18,014	(3,902)	69,199	40,550	26,807	(9,619)	57,738

Loss from operations	(34,499)	(116,293)	(312)	(151,104)	(26,246)	(120,236)	(565)	(147,047)
Other income:
Proceeds from TERI settlement	1,405	6,885	—	8,290	8,112	42,569	—	50,681
Gain from the deconsolidation of the NCSLT Trusts	—	1,237,359	358	1,237,717	—	—	—	—

Total other income	1,405	1,244,244	358	1,246,007	8,112	42,569	—	50,681

Income (loss) before income taxes	(33,094)	1,127,951	46	1,094,903	(18,134)	(77,667)	(565)	(96,366)
Income tax (benefit) expense	(11,407)	—	—	(11,407)	2,039	—	—	2,039

Net income (loss)	$(21,687)	$1,127,951	$46	$1,106,310	$(20,173)	$(77,667)	$(565)	$(98,405)

Net income (loss) per common share:
Basic	$(0.20)	$10.23	$—	$10.03	$(0.20)	$(0.77)	$(0.01)	$(0.98)
Diluted	(0.20)	10.22	—	10.02	(0.20)	(0.77)	(0.01)	(0.98)
Weighted average common shares outstanding:
Basic				101,413				100,802
Diluted				110,363				100,802

For the six months ended December 31, 2011, we reported net income of $1.11 billion, or $10.02 per common share on a fully diluted basis, compared with a net loss of $98.4 million, or $0.98 per common share on a fully diluted basis, for the six months ended December 31, 2010. The decrease in the net loss year-over-year was largely attributable to the non-cash gain of $1.24 billion that we recorded as a result of the deconsolidation of the NCSLT Trusts.

Excluding the non-cash gain of $1.24 billion and any proceeds from the TERI settlement, our loss from operations increased to $151.1 million for the six months ended December 31, 2011, from $147.0 million for the six months ended December 31, 2010. While our results of operations for the six months ended December 31, 2011 included approximately four-and-a-half months of revenues and expenses incurred by the NCSLT Trusts, the six months ended December 31, 2010 included six months of revenues and expenses incurred by the NCSLT Trusts. On a consolidated basis, the increase in our loss from operations of $4.1 million was primarily the result of the deconsolidation of the NCSLT Trusts and the activity of our Education Financing segment discussed below.

The following sections provide additional detail on the financial results of our reporting segments for the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010:

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

•	Tuition payment plans—As of January 1, 2011, we expanded our service offerings to include tuition planning, tuition billing and payment technology services for educational institutions.

•	Refund management—Beginning in November 2011, we expanded our service offerings to include a service to schools and students for processing refunds of tuition overpayments.

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

•

Retail banking—We provide a host of retail banking products to our customers, including education loans, residential and commercial mortgage loans, time and savings deposits and money market demand accounts.

•

Securitization—Historically, we have facilitated securitizations to serve as a source of permanent financing for education loans originated by our lender clients. As demand for securitizations backed by private education loans reemerges, we hope to participate in future securitizations or other capital markets transactions, subject to market acceptance and conditions.

Loan origination, portfolio management and trust administration services are each offered as an integrated part of our Monogram platform or on a stand-alone, fee-for-service basis. Tuition payment plans, refund management services and retail banking products are each offered on a stand-alone, fee-for-service basis.

Our Monogram platform enables a lender to customize some or all of our education loan service offerings based on the lender’s particular needs, including its risk control and investment return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. Lenders may provide all loan repayment options to all applicants who pass the credit review or restrict repayment options based on applicants’ risk scores. For example, higher risk applicants may not be eligible to defer principal and interest while in school. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the education loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction. Education loans generated through our Monogram platform to date generally have shorter repayment periods, an increased percentage of borrowers making payments while in school and comparable cosigner participation rates, in each case when compared to loans generated under programs that we previously facilitated. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenue and client base.

The first education loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with our initial three lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of Union Federal, deposit accounts, to serve as a first loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders. As consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

The following table presents our results of operations and summary of changes for our Education Financing segment:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2011	2010	2011 - 2010	2011	2010	2011 - 2010
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$726	$441	$285	$1,280	$921	$359
Interest expense	(231)	(234)	3	(470)	(617)	147

Net interest income	495	207	288	810	304	506
Provision for loan losses	82	(208)	290	254	(267)	521

Net interest income (loss) after provision for loan losses	577	(1)	578	1,064	37	1,027
Non-interest revenues:
Tuition payment processing fees	7,196	—	7,196	14,475	—	14,475
Additional structural advisory fees, asset servicing fees and residuals trust updates	(3,200)	5,123	(8,323)	(2,252)	5,482	(7,734)
Other administrative fees	3,536	4,138	(602)	7,301	8,785	(1,484)

Total non-interest revenues	7,532	9,261	(1,729)	19,524	14,267	5,257

Total revenues	8,109	9,260	(1,151)	20,588	14,304	6,284
Total non-interest expenses	24,137	20,519	3,618	55,087	40,550	14,537

Loss from operations	(16,028)	(11,259)	(4,769)	(34,499)	(26,246)	(8,253)
Other income—proceeds from TERI settlement	281	8,112	(7,831)	1,405	8,112	(6,707)

Loss before income taxes	(15,747)	(3,147)	(12,600)	(33,094)	(18,134)	(14,960)
Income tax (benefit) expense	(12,209)	957	(13,166)	(11,407)	2,039	(13,446)

Net loss	$(3,538)	$(4,104)	$566	$(21,687)	$(20,173)	$(1,514)

Overall Results

The net loss for our Education Financing segment for the three months ended December 31, 2011 improved by $566 thousand to $3.5 million from $4.1 million for the three months ended December 31, 2010. The change was principally due to $7.2 million of revenue from tuition payment processing fees due to the inclusion of TMS after December 31, 2010 and a $13.2 million higher income tax benefit as a result of the ATB’s order, offset by $8.3 million in lower trust updates as a result of the deconsolidation of the NCSLT Trusts, a decrease of $7.8 million in cash distributions received under TERI’s confirmed plan of reorganization and $3.6 million in higher non-interest expenses as a result of our acquisition of TMS on December 31, 2010 and increased marketing costs incurred to originate education loans at Union Federal.

The net loss for our Education Financing segment for the six months ended December 31, 2011 increased by $1.5 million to $21.7 million from $20.2 million for the six months ended December 31, 2010. The change was principally due to $14.5 million of revenue from tuition payment processing fees due to the inclusion of TMS after December 31, 2010 and a $13.4 million higher income tax benefit as a result of the ATB’s order, offset by $7.7 million in lower trust updates as a result of the deconsolidation of the NCSLT Trusts, a decrease of $6.7 million in cash distributions received under TERI’s confirmed plan of reorganization and $14.5 million in higher non-interest expenses as a result of our acquisition of TMS on December 31, 2010 and increased marketing costs incurred to originate education loans at Union Federal.

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses for the three and six months ended December 31, 2011 increased by $578 thousand and $1.0 million, respectively, compared to the three and six months ended December 31, 2010. The increases resulted from an improved net interest margin due to an increase in net interest income from higher-yielding investment securities and education loans, coupled with a decline in interest rates paid on time and savings deposits. The provision for loan losses for the three and six months ended December 31, 2011 improved by $290 thousand and $521 thousand, respectively, compared to the three and six months ended December 31, 2010, reflecting higher cash recoveries received during the first and second quarters of fiscal 2012 on defaulted education loans formerly guaranteed by TERI. See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and interest rates earned and paid.

Non-Interest Revenues

Non-interest revenues for our Education Financing segment include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support and fees related to our Monogram platform, as well as fees for trust administration and portfolio management performed on behalf of the securitization trusts that we facilitated. Non-interest revenues for the three and six months ended December 31, 2011 were $7.5 million and $19.5 million, respectively, down $1.7 million and up $5.3 million, respectively, from the three and six months ended December 31, 2010.

The decrease of $1.7 million for the three months ended December 31, 2011 was primarily the result of a loss of $3.2 million recorded during the quarter associated with the service revenue receivables that were sold on November 14, 2011, which partially offset revenues of $7.2 million generated by TMS, compared to revenues of $5.1 million associated with the service revenue receivables recorded in the three months ended December 31, 2010. We did not acquire TMS until December 31, 2010, and, accordingly, the results of TMS were not included in our results for the three and six months ended December 31, 2010.

The increase of $5.3 million for the six months ended December 31, 2011 was a result of the revenues generated by TMS of $14.5 million that were not included in our results for the six months ended December 31, 2010, offset by a decrease of $7.7 million associated with the service revenue receivables that were sold on November 14, 2011.

Tuition payment processing fees. Tuition payment processing fee revenues for the three and six months ended December 31, 2011 were $7.2 million and $14.5 million, respectively. We did not acquire TMS until December 31, 2010 and, accordingly, the results of TMS were not included in our December 31, 2010 results.

Other administrative fees. Other administrative fees for the three and six months ended December 31, 2011 were $3.5 million and $7.3 million, respectively, a decrease of $602 thousand and $1.5 million, compared to the three and six months ended December 31, 2010, respectively. These decreases were due to lower allowable revenues under special servicing agreements for default prevention as well as lower education loan balances within the securitization trusts upon which the administrative fees are based. Revenues under special servicing agreements are based, in part, on the actual expenses incurred by our subsidiary FMER in its capacity as special servicer, and, in part, on the dollar volume of education loans outstanding in various consolidated and unconsolidated securitization trusts. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts.

Servicing Fees and Trust Updates Overview. We record our service revenue receivables at fair value in our balance sheet. Additional structural advisory fee and residual receivables represent the estimated fair value of service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Prior to the sale of our variable interest in the Trusts, we recorded asset servicing fee receivables, which represented the estimated fair value of service revenues earned as of our balance sheet date, from the third-party owner of the Trust Certificate. This revenue stream was sold on November 14, 2011. See “—Executive Summary—Deconsolidation Event” above and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Changes in the estimated fair value of receivables due from the consolidated securitization trusts, less cash received, are recorded as revenue or loss in our Education Financing segment, which we refer to as trust updates. See Note 9, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates. Such estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward LIBOR curve.

From a balance sheet perspective, our adoption of Accounting Standards Codification 810, Consolidation, requires that many of these service revenue receivables and related fee income be eliminated in consolidation but separately recorded in our segment reporting disclosures in our Education Financing segment.

Asset Servicing Fees. Prior to the sale of our variable interest in the Trusts, we provided ongoing services, including analysis and valuation optimization and services related to funding strategy, pursuant to our asset services agreement with the third-party owner of the Trust Certificate. As compensation for our services, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts. Although this fee was earned monthly, our right to receive the fee was contingent on distributions made by the Trusts to the owner of the Trust Certificate. On November 14, 2011, we sold to a third party all of our interests in the asset servicing agreement, including our right to receive the asset servicing fee. See “—Executive Summary—Deconsolidation Event” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

During the second quarter of fiscal 2012, we did not record any asset servicing fees compared to $781 thousand in the second quarter of fiscal 2011. During the second quarters of fiscal 2012 and 2011, we recognized fee update losses of $323 thousand and $1.1 million, respectively, as a result of the valuations performed during the respective periods. The elimination of fee income and the lower fee update losses in fiscal 2012 reflect reductions in our estimates of the volume of residual cash flows to be paid in addition to our sale of the asset servicing fee revenue stream.

Additional Structural Advisory Fee and Residual Trust Updates. Prior to the sale of our variable interest in the Trusts, a significant portion of the additional structural advisory fees were due from the consolidated securitization trusts, which were eliminated in consolidation but which continued to be recognized by our Education Financing segment for segment reporting purposes. The total additional structural advisory fee receivable balance for our Education Financing segment at December 31, 2011 was $4.4 million, down $14.0 million from $18.4 million at June 30, 2011. Total structural advisory fee receivables at June 30, 2011 included the NCSLT Trusts that were deconsolidated as of November 14, 2011. The decrease was largely due to the sale of this future revenue stream, which resulted in a net trust update loss for the quarter ended December 31, 2011 of $2.8 million. We recorded trust update income as a result of minor changes to assumptions during the quarter ended December 31, 2010.

The following table summarizes the details of trust updates to additional structural advisory fees, residual receivables and asset servicing fees:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from off-balance sheet VIEs	$(2,761)	$88	$(2,867)	$813
Due from Securitization Trusts	(3)	4,363	583	4,509

Total additional structural advisory fee trust updates	(2,764)	4,451	(2,284)	5,322
Residuals:
Due from off-balance sheet VIEs	65	209	(30)	(1,148)
Due from Securitization Trusts	(178)	809	330	585

Total residual trust updates	(113)	1,018	300	(563)
Asset servicing fees:
Due from off-balance sheet VIEs	(323)	(346)	(268)	723

Total asset servicing fees	(323)	(346)	(268)	723

Total additional structural advisory fees, residuals and asset servicing fees—trust updates	$(3,200)	$5,123	$(2,252)	$5,482

Non-Interest Expenses

The following table reflects non-interest expenses for our Education Financing segment:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2011	2010	2011 - 2010	2011	2010	2011 - 2010
	(dollars in thousands)
Compensation and benefits expenses	$10,525	$8,154	$2,371	$21,676	$16,025	$5,651

General and administrative expenses:
Third-party services	5,380	6,066	(686)	12,261	11,402	859
Depreciation and amortization	1,263	1,920	(657)	2,497	4,447	(1,950)
Marketing	1,757	126	1,631	6,258	212	6,046
Occupancy and equipment	2,117	2,555	(438)	5,304	5,008	296
Servicer fees	179	168	11	348	328	20
Other	2,916	1,530	1,386	6,743	3,128	3,615

Total general and administrative expenses	13,612	12,365	1,247	33,411	24,525	8,886

Total non-interest expenses	$24,137	$20,519	$3,618	$55,087	$40,550	$14,537

Total number of full and part-time employees at fiscal quarter-end	347	393	(46)

Total Non-Interest Expenses

Total non-interest expenses increased by $3.6 million and $14.5 million for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010, respectively. The increase for the three-month comparison was attributable to increases in compensation and benefits expenses of $2.4 million and general and administrative expenses of $1.2 million. The $14.5 million increase for the six-month comparison was attributable to an increase of $17.1 million in non-interest expenses related to the operations of TMS and an increase of $6.0 million in marketing expenses related to loan acquisition, offset in part by $2.0 million of lower depreciation and amortization expense.

Compensation and Benefits Expenses. Compensation and benefits expenses for the three and six months ended December 31, 2011 were $10.5 million and $21.7 million, respectively. The increases of $2.4 million and $5.7 million compared to the three and six months ended December 31, 2010, respectively, were primarily the result of the inclusion of TMS’ operations after December 31, 2010.

General and Administrative Expenses. General and administrative expenses for the three and six months ended December 31, 2011 increased by $1.2 million and $8.9 million compared to the three and six months ended December 31, 2010, respectively. The increases were primarily a result of the addition of TMS’ operations, which incurred $4.4 million and $10.8 million of expenses in the three and six months ended December 31, 2011, respectively, in addition to new marketing expenses related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs of $1.8 million and $6.3 million in the three and six months ended December 31, 2011, respectively. The increased costs were partially offset by lower depreciation and amortization expenses for certain fixed assets that were fully depreciated in the three and six months ended December 31, 2011.

Other Income—Proceeds from TERI Settlement

In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, which we refer to as the TERI Reorganization. During the three and six months ended December 31, 2011, we recorded proceeds of $281 thousand and $1.4 million, respectively, which represented additional distributions under TERI’s confirmed plan of reorganization. During the three and six months ended December 31, 2010, we recorded a total of $8.1 million in cash distributions under TERI’s confirmed plan of reorganization.

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

The IRS has begun an audit of our tax returns for fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information regarding these matters. Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2007 and June 30, 2010.

Income tax benefit for the three and six months ended December 31, 2011 was $12.2 million and $11.4 million, respectively. The benefit of $12.2 million recorded in the three months ended December 31, 2011 related to the order issued by the ATB on November 9, 2011 related to the Massachusetts tax treatment of GATE. Beginning in fiscal 2011, we no longer had any remaining taxes paid within available net operating loss carryback periods to offset our losses. As a result, we recorded a deferred tax asset for net operating loss carryforwards as of December 31, 2011. It is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing taxable temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2011. In addition, we recorded accrued interest related to unrecognized tax benefits for the second quarter of fiscal 2012. We will continue to review the realizability of deferred tax assets on a quarterly basis.

Securitization Trusts

From July 1, 2010 to November 14, 2011, the results of our Securitization Trusts segment were primarily driven by the NCSLT Trusts. As discussed above in “—Executive Summary—Deconsolidation Event,” we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011. Following the deconsolidation of the NCSLT Trusts as of November 14, 2011, we continue to report the results of the GATE Trusts, in which we own residual interests as well as rights to additional structural advisory fees, in our Securitization Trusts segment. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual distributions are made; however, if cash flows of the GATE Trusts are insufficient to pay off the long-term borrowings and other legal obligations of these trusts, our stockholders would not be responsible for those losses. Any deficit generated by a consolidated trust will reverse out of our accumulated deficit, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. At December 31, 2011 and June 30, 2011, the GATE Trusts had an accumulated deficit of $2.3 million and $5.2 million, respectively.

Results of operations for our Securitization Trusts segment include interest income, net of any amortization of loan acquisition costs, which is generated on the education loan portfolios held by the consolidated securitization trusts, and interest expense related to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration, default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties.

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

Our results of operations for the quarter ended December 31, 2011 included the results of both the NCSLT Trusts and the GATE Trusts for approximately half of the quarter. Following the deconsolidation of the NCSLT Trusts, our results of operations for the remainder of the quarter included only the results of the GATE Trusts. See “—Executive Summary—Deconsolidation Event” above and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes of our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The following table reflects the financial results of our Securitization Trusts segment:

	Three months ended December 31, 2011			Three months ended December 31, 2010
	NCSLT Trusts	GATE Trusts	Securitization Trusts	NCSLT Trusts	GATE Trusts	Securitization Trusts
	(dollars in thousands)
Net interest income:
Interest income	$34,173	$2,471	$36,644	$81,814	$2,758	$84,572
Interest expense	(6,585)	(484)	(7,069)	(15,503)	(547)	(16,050)

Net interest income	27,588	1,987	29,575	66,311	2,211	68,522
Provision for loan losses	(63,687)	(344)	(64,031)	(124,860)	(10)	(124,870)

Net interest income (loss) after provision for loan losses	(36,099)	1,643	(34,456)	(58,549)	2,201	(56,348)
Administrative and other fees	182	9	191	273	9	282

Total revenues	(35,917)	1,652	(34,265)	(58,276)	2,210	(56,066)
Total general and administrative expenses	5,510	325	5,835	14,475	562	15,037

Income (loss) from operations	(41,427)	1,327	(40,100)	(72,751)	1,648	(71,103)
Other income:
Proceeds from TERI settlement	—	4	4	42,518	51	42,569
Gain from the deconsolidation of the NCSLT Trusts	1,237,359	—	1,237,359	—	—	—

Total other income	1,237,359	4	1,237,363	42,518	51	42,569

Net income (loss)	$1,195,932	$1,331	$1,197,263	$(30,233)	$1,699	$(28,534)

	Six months ended December 31, 2011			Six months ended December 31, 2010
	NCSLT Trusts	GATE Trusts	Securitization Trusts	NCSLT Trusts	GATE Trusts	Securitization Trusts
	(dollars in thousands)
Net interest income:
Interest income	$105,471	$4,994	$110,465	$166,397	$5,626	$172,023
Interest expense	(19,425)	(961)	(20,386)	(32,934)	(1,159)	(34,093)

Net interest income	86,046	4,033	90,079	133,463	4,467	137,930
Provision for loan losses	(188,412)	(517)	(188,929)	(231,558)	(376)	(231,934)

Net interest income (loss) after provision for loan losses	(102,366)	3,516	(98,850)	(98,095)	4,091	(94,004)
Administrative and other fees	553	18	571	556	19	575

Total revenues	(101,813)	3,534	(98,279)	(97,539)	4,110	(93,429)
Total general and administrative expenses	17,372	642	18,014	25,892	915	26,807

Income (loss) from operations	(119,185)	2,892	(116,293)	(123,431)	3,195	(120,236)
Other income:
Proceeds from TERI settlement	6,862	23	6,885	42,518	51	42,569
Gain from the deconsolidation of the NCSLT Trusts	1,237,359	—	1,237,359	—	—	—

Total other income	1,244,221	23	1,244,244	42,518	51	42,569

Net income (loss)	$1,125,036	$2,915	$1,127,951	$(80,913)	$3,246	$(77,667)

Overall Results

The net income (loss) for our Securitization Trusts segment for the three and six months ended December 31, 2011 improved by $1.23 billion and $1.21 billion, respectively, compared to the three and six months ended December 31, 2010, to net income of $1.20 billion and $1.13 billion, respectively. The increase for both the three and six month periods was a result of the $1.24 billion non-cash gain recorded as a result of the deconsolidation of the NCSLT Trusts as of November 14, 2011. See “—Executive Summary—Deconsolidation Event” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes of our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Excluding the non-cash gain of $1.24 billion and proceeds from the TERI settlement, our loss from operations in our Securitization Trusts segment improved by $31.0 million, to $40.1 million, and by $3.9 million, to $116.3 million, for the three and six months ended December 31, 2011 and 2010, respectively. The improvement in the net loss from operations was primarily a result of the inclusion of the NCSLT Trusts for only approximately half of the quarter ended December 31, 2011. The net income from operations related to the GATE Trusts decreased by $321 thousand and $303 thousand for the three and six months ended December 31, 2011, respectively.

Net Interest Income

Net interest income from our Securitization Trusts segment is generated by education loans held to maturity and, to a lesser extent, interest earned on restricted cash and guaranteed investment contracts. Interest income on education loans held to maturity is primarily generated by variable rate loans, indexed to the one-month LIBOR, adjusted for the amortization of loan acquisition costs and origination fees, using the effective interest method. Interest expense relates to the interest paid on long-term borrowings used to finance the purchase of education loans, which are primarily variable rate notes indexed to the one-month LIBOR and, to a lesser extent, interest-only securities that bear a fixed interest rate based on contractual notional principal values over the period they are outstanding, adjusted for the amortization of capitalized debt issuance and underwriting costs, using the effective interest method.

Net interest income for our Securitization Trusts segment for the three and six months ended December 31, 2011 was $29.6 million and $90.1 million, respectively, a decrease of $38.9 million and $47.9 million compared to three and six months periods ended December 31, 2010, respectively. The decrease was primarily a result of the deconsolidation of the NCSLT Trusts as of November 14, 2011, coupled with a decrease in interest rates.

See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and rates earned and paid. Long-term borrowings in our consolidated average balance sheet relate only to our Securitization Trusts segment.

Provision for Loan Losses

We adjust our allowance for loan losses for credit losses through a charge to the provision for loan losses. We recorded a provision for loan losses of $64.0 million and $188.9 million for the three and six months ended December 31, 2011, respectively, compared to $124.9 million and $231.9 million for the three and six months ended December 31, 2010, respectively, for the education loans held by our Securitization Trusts segment. The decreases of $60.9 million and $43.0 million for the three and six month comparisons, respectively, resulted from the deconsolidation of the NCSLT Trusts as of November 14, 2011. See “—Financial Condition—Loans” below for a discussion of the allowance for loan losses and the implied credit quality of the related loans.

General and Administrative Expenses

The following table presents general and administrative expenses:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative expenses:
Additional structural advisory fees—trust updates (due to Education Financing)	$(3)	$4,363	$583	$4,509
Trust administration and default prevention and collections management fees (due to Education Financing)	1,108	2,424	3,319	5,111
Servicer fees	3,147	6,193	9,189	12,104
Trust collection costs and other trust expenses	1,583	2,057	4,923	5,083

Total general and administrative expenses	$5,835	$15,037	$18,014	$26,807

Total general and administrative expenses decreased by $9.2 million and $8.8 million for the three and six months ended December 31, 2011, compared to the three and six months ended December 31, 2010, respectively, principally as a result of the deconsolidation of the NCSLT Trusts.

The consolidated securitization trusts carry liabilities for additional structural advisory fees due to our Education Financing segment at fair value in our balance sheet before elimination entries. The decreases for the three and six months ended December 31, 2011 were largely a result of the deconsolidation of the NCSLT Trusts as of November 14, 2011. The gains in the prior year periods were recorded as revenue by our Education Financing segment and eliminated in consolidation.

Trust administration fees are based on the unpaid principal balance of education loans outstanding held in our securitization trusts. Our Securitization Trusts segment records default prevention and collections management expenses based, in part, on the actual expenses incurred by FMER as special servicer and, in part, on the dollar volume of education loans outstanding in various consolidated securitization trusts. FMER’s financial results are included in our Education Financing segment. Servicer fees are based on the dollar volume of education loans outstanding. Collection costs vary with the types of collection activities pursued on defaulted education loans. Other securitization trust expenses are generally fixed costs under trust indentures. The decreases for the three and six months ended December 31, 2011 were largely a result of the deconsolidation of the NCLST Trusts.

Other Income—Proceeds from TERI Settlement

Our Securitization Trusts segment received cash distributions during the three and six months ended December 31, 2011 of $4 thousand and $6.9 million, respectively, pursuant to TERI’s confirmed plan of reorganization. For the three and six months ended December 31, 2010, we recorded gains of $42.6 million to the consolidated securitization trusts. These gains represented the transfer of assets to the securitization trusts in excess of their recorded receivables, the forgiveness of guaranty fees and other liabilities and cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

Eliminations and Deconsolidation

For the three and six months ended December 31, 2011, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the corresponding expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and collections management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

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

We have discussed our accounting policies with the Audit Committee of our Board of Directors. We consider the following to be our critical accounting policies:

•	Whether or not to consolidate the financial results of a VIE;

•	Allowance for loan losses and the related provision for loan losses;

•	Recognition of interest income on delinquent and defaulted education loans;

•	Determination of goodwill and intangible asset impairment; and

•	Income taxes, specifically our uncertain tax positions accrued for under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48.

As a result of the sale of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement, which included our right to receive the additional structural advisory fees and the asset servicing fees, on November 14, 2011, we no longer consider either the recognition of asset serving fees or trust updates to our service revenue receivables to be a critical accounting policy. There were no other significant changes in our critical accounting from those policies disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates.”

Financial Condition

Deconsolidation Event

The assets and liabilities of the NCSLT Trusts at the time of the deconsolidation event, net of elimination entries, and at June 30, 2011 were as follows:

	November 14, 2011	June 30, 2011
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts	$136,668	$118,069
Education loans held to maturity, net	6,390,414	6,684,679
Interest receivable	49,292	60,102
Other assets	32,500	28,834

Total assets	$6,608,874	$6,891,684

Liabilities:
Accrued interest expense and other liabilities	$32,000	$23,404
Long-term borrowings	7,814,591	7,993,692

Total liabilities	7,846,591	8,017,096

Accumulated deficit	$(1,237,717)	$(1,125,412)

Total assets decreased by $6.90 billion at December 31, 2011 from June 30, 2011, primarily as a result of the deconsolidation of $6.61 billion of assets related to the NCSLT Trusts. See “—Executive Summary—Deconsolidation Event” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Cash, Cash Equivalents and Short-Term Investments

We had combined cash, cash equivalents, federal funds sold and short-term investments of $217.7 million and $267.4 million at December 31, 2011 and June 30, 2011, respectively. Of this total, FMD and its non-bank subsidiaries held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $196.1 million with highly-rated financial institutions at December 31, 2011. Union Federal held a total of $21.6 million in interest-bearing and non-interest-bearing deposits and money market funds and federal funds sold at December 31, 2011. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or OCC. The decrease of $49.7 million resulted primarily from the purchase of $27.6 million of mortgage-backed securities, the funding of $17.4 million of new education loans and $29.1 million to fund operations, which were partially offset by $13.0 million in sale proceeds and $7.7 million in deposit growth at Union Federal.

Restricted Cash and Guaranteed Investment Contracts

At December 31, 2011, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by TMS of $139.9 million, restricted cash held by our consolidated securitization trusts of $9.3 million, and restricted cash held by FMD and its other non-bank subsidiaries of $4.6 million, which consisted of funds collected on behalf of, but not yet remitted to, the securitization trusts. Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, at the end of the school year. Since our acquisition of TMS, on December 31, 2010, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $64.0 million during May 2011. In December 2011, we transferred $40.0 million of TMS deposits from a third party institution to Union Federal. This deposit remains subject to TMS’ trust agreement and may enable the bank to fund future Monogram-based loan originations as well as increase its purchases of mortgage-backed securities. The use of cash and guaranteed investment contracts held by each securitization trust is restricted to making payments for trust expenses and principal and interest payments on the debt of the respective trust holding such cash and guaranteed investment contracts, and, therefore, is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each securitization trust is subject to investment guidelines established in the applicable trust indenture. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients and undistributed loan proceeds. We classify changes in the balances of restricted cash and guaranteed investment contracts as investing activities in our consolidated statement of cash flows. The decrease in restricted cash and guaranteed investment contracts was largely a result of the deconsolidation of the NCSLT Trusts.

Investments Available for Sale

Investments classified as available for sale are reported at fair value in our balance sheet. Investments available for sale principally consisted of mortgage-backed federal agency securities held by Union Federal, at both December 31, 2011 and June 30, 2011. The investments available for sale increased by $26.1 million from June 30, 2011 to $37.1 million as of December 31, 2011 as a result of Union Federal’s purchase of mortgage-backed securities during the first six months of fiscal 2012. The portfolio generated a gross unrealized gain of $363 thousand at December 31, 2011, which was recognized in accumulated other comprehensive income, a component of stockholders’ equity (deficit).

Loans

At December 31, 2011 and June 30, 2011, we classified all education loans and substantially all mortgage loans as held to maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	December 31, 2011	June 30, 2011
	(dollars in thousands)
Education loans held to maturity, net	$267,204	$6,946,169
Mortgage loans held to maturity, net	6,710	6,417

Education Loans Held to Maturity

The decrease of $6.68 billion in education loans held to maturity at December 31, 2011 resulted from the deconsolidation of $6.82 billion of gross education loans held by the NCSLT Trusts, offset, in part, by the respective allowance of $425.0 million.

At December 31, 2011, education loans held to maturity consisted of education loans of $17.4 million disbursed by Union Federal during the first six months of fiscal 2012 and education loans of $253.1 million held in the GATE Trusts. Generally, the GATE Trusts hold education loans that benefit from credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits. These guarantees offset the total estimated net defaults on the education loans in the GATE Trusts over the 12 months following our balance sheet date, which we refer to as the confirmation period. At December 31, 2011, $209.8 million of education loans in the GATE Trusts had guarantees in excess of the estimated net defaults of $6.9 million on those loans over the confirmation period and, as such, we did not record any allowance for loan losses on this portion of the portfolio. The remainder of the portfolio totaling $43.3 million did not have guarantees as of December 31, 2011 and, as such, we established an allowance of $1.8 million for the projected net defaults over the confirmation period.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	December 31, 2011	June 30, 2011
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$271,347	$7,130,599
Net unamortized loan acquisition costs and origination fees	(1,131)	265,720

Gross loans outstanding	270,216	7,396,319
Allowance for loan losses	(3,012)	(450,150)

Education loans held to maturity, net of allowance	$267,204	$6,946,169

Principal outstanding of loans serving as collateral for long-term borrowings	$253,060	$7,129,263

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held to maturity during the second quarter and first six months of fiscal 2012:

	Three months ended December 31, 2011			Six months ended December 31, 2011
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$7,202,959	$(455,074)	$6,747,885	$7,396,319	$(450,150)	$6,946,169
Disbursements of principal to borrowers	9,860	—	9,860	17,360	—	17,360
Receipts of principal from borrowers	(47,506)	—	(47,506)	(139,896)	—	(139,896)
Interest capitalized on loans in deferment and forbearance	15,053	—	15,053	35,616	—	35,616
Amortization of loan acquisition costs and origination fees	(3,764)	—	(3,764)	(13,005)	—	(13,005)
Interest capitalized on defaulted loans	3,499	(3,499)	—	8,173	(8,173)	—
Provision for loan losses	—	(63,910)	(63,910)	—	(188,626)	(188,626)
Net charge-offs:
Charge-offs	(99,862)	99,862	—	(234,743)	234,743	—
Recoveries on defaulted loans	5,346	(5,346)	—	15,761	(15,761)	—

Net charge-offs	(94,516)	94,516	—	(218,982)	218,982	—

Subtotal	7,085,585	(427,967)	6,657,618	7,085,585	(427,967)	6,657,618
Deconsolidation of the NCSLT Trusts	(6,815,369)	424,955	(6,390,414)	(6,815,369)	424,955	(6,390,414)

Balance, end of period	$270,216	$(3,012)	$267,204	$270,216	$(3,012)	$267,204

We use the following terms to describe borrowers’ payment status:

In School and In Deferment. Under the terms of a majority of the education loans held by our securitization trusts, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the credit agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to the consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we are unable to add new loans to the portfolios of those trusts.

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

•

Hardship forbearance—Hardship forbearance is offered by the GATE Trusts and enables a borrower who has a medical condition or other hardship to cease contractual payments for a maximum period of 24 months, granted in three-month increments.

•

Alternative payment plans—Alternative payment plans are offered by the Trusts and enable a borrower to make a reduced payment for a limited period of time. The amount of the payment varies under different programs available and can be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program. We expect that these plans will also be made available as part of our Monogram-based programs.

The use of forbearance is contemplated at the origination of an education loan and is included in the credit agreement with the borrower. Under basic forbearance, hardship forbearance and alternative payment plans, the education loan continues to accrue interest. When basic forbearance, hardship forbearance or alternative payment plans cease, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest in basic forbearance, hardship forbearance or alternative payment plans, nor is there a reduction in the interest rate or extension of the maturity date. In addition, in light of the length of the term of the typical education loan, we do not view the temporary reprieve granted to borrowers under basic forbearance, hardship forbearance or alternative payment plans to be significant. For these reasons, we have concluded that our education loans in basic forbearance, hardship forbearance and/or alternative payment plans do not constitute a troubled debt restructuring. However, we will continue to evaluate emerging industry practices as well as the nature and terms of our alternative payment plans and forbearance programs in our assessment of whether future utilization of these programs constitute troubled debt restructurings.

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

In Repayment. We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made. Under our Monogram platform, borrowers may be in repayment while also being in school.

The following table provides additional information on the status of education loans outstanding:

	December 31, 2011(1)	As a percentage of total	June 30, 2011(1)	As a percentage of total
	(dollars in thousands)		(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$3,966	1.5%	$320,973	4.5%
In school and in deferment	40,142	14.8	719,290	10.1
In repayment, including alternative payment plans(2), classified as:
In school and current	9,190	3.3	—	—
Current: <30 days past due	209,349	77.2	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	6,079	2.2	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	1,549	0.6	89,165	1.2
In default: >180 days past due, but not yet charged-off	1,072	0.4	54,089	0.8

Total gross loan principal outstanding	$271,347	100.0%	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$2,621	1.0%	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	1,279	0.5	77,233	1.1
End of period allowance as a percentage of gross loan principal outstanding(3)	1.1%		6.3%

(1)	At June 30, 2011, the principal of loans outstanding included $6.86 billion of loans held by the NCSLT Trusts. These trusts were deconsolidated as of November 14, 2011 and, as such, were not included in the principal of loans outstanding at December 31, 2011.
(2)	At December 31, 2011 and June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $0 and $1.34 billion, respectively, were making reduced payments under alternative payment plans.
(3)	Generally, the GATE Trusts hold education loans that benefit from credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits. At December 31, 2011, approximately 83% of the education loans in the GATE Trusts had guarantees. We review the creditworthiness of the guarantors on a periodic basis.

Credit Quality of Education Loans Held to Maturity

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults. Additionally, we evaluate the availability and creditworthiness of any applicable third-party guarantees periodically.

At December 31, 2011, the allowance for loan losses included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $1.1 million, and a general allowance of $1.9 million. The general allowance is for estimated projected defaults, net of recoveries and third party guarantees, over the confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service revenue receivables. We based our default and recovery curves, and additional qualitative adjustments, on macroeconomic indicators and our historical observations.

Beginning in fiscal 2012, Union Federal began originating and disbursing Monogram-based education loans. During the first six months of fiscal 2012, Union Federal disbursed Monogram-based loans in the aggregate principal amount of $17.4 million. These loans had a weighted average FICO score of 753 at origination, and 86.7% had cosignors. At December 31, 2011, 0.3% of these loans were delinquent.

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

During the first six months of fiscal 2012, we received a net return of capital of $4.9 million primarily as the result of lower than expected education loan volumes for fiscal 2011, partially offset by incremental deposits for projected fiscal 2012 activity, effectively decreasing the balance of the participation accounts from $8.5 million at June 30, 2011 to $3.6 million at December 31, 2011.

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

During the six months ended December 31, 2011, we recorded amortization expenses on our intangible assets of $1.0 million, which effectively reduced our balance of intangible assets from $23.0 million at June 30, 2011 to $22.0 million at December 31, 2011.

Total Stockholders’ Equity (Deficit)

Effective with our adoption of ASU 2009-16 and ASU 2009-17, we consolidated the net deficit attributable to the 14 consolidated securitization trusts. Total stockholders’ equity (deficit) at December 31, 2011 increased by $1.11 billion to $228.9 million, largely due to the net income of $1.19 billion recorded for the quarter ended December 31, 2011. The deficit, net of elimination entries, of $1.24 billion for the NCSLT Trusts was reversed as of November 14, 2011 as a result of the deconsolidation of these trusts. Any further deficit generated by a consolidated securitization trust will also reverse out of our accumulated deficit and be recorded as a non-cash gain, when such trust’s liabilities are extinguished or the trust is deconsolidated by us.

Off-Balance Sheet Arrangements

We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts. The principal uses of the VIEs we facilitated have been to generate sources of liquidity for our clients and make available more funds to students and colleges. At December 31, 2011, our Securitization Trusts segment no longer included the NCSLT Trusts previously consolidated and included only the GATE Trusts. At December 31, 2010, our Securitization Trusts segment included 14 securitization trusts, which consisted of the 11 NCSLT Trusts and the 3 GATE Trusts. See “—Executive Summary—Deconsolidation Event” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the deconsolidation of the NCSLT Trusts as of November 14, 2011. In addition, we have determined that we are not currently required to consolidate all of the VIEs that we have previously facilitated under ASU 2009-17, and such unconsolidated VIEs are considered off-balance sheet arrangements. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these VIEs.

Contractual Obligations

Our consolidated contractual obligations include commitments under operating leases and the long-term borrowings of the consolidated securitization trusts. At December 31, 2011, there were no material changes from the contractual obligation related to our operating lease obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.” While the lease obligations have not changed since June 30, 2011, we entered into a sub-lease for one of our properties during the quarter ended

December 31, 2011, which will reduce our total obligation by $896 thousand. Total long-term borrowings changed in the quarter ended December 31, 2011 as a result of the deconsolidation of the NCSLT Trusts. See Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The following table below summarizes our contractual cash obligations related to long-term borrowings by period at June 30, 2011 and December 31, 2011:

Contractual obligations	Contractual payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Long-term borrowings at June 30, 2011(1)	$8,273,140	$25,082	$20,083	$—	$8,227,975
Long-term borrowings at December 31, 2011(1)	263,707	—	—	—	263,707

(1)	Through the securitization process, the consolidated securitization trusts issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of these trusts. Holders of these debt securities generally have recourse only to the assets of the particular trust that issued the debt and not to any other securitization trusts, FMD, its operating subsidiaries or the originating lenders or their assignees. The debt obligations are shown in the period corresponding to their scheduled maturity. While the long-term borrowings have long dated maturity dates, cash flows received by the trusts on a monthly basis are distributed in accordance with each trust’s cash waterfall, which includes payments on long-term borrowings.

Consolidated Average Balance Sheet

The following table reflects our consolidated average balance sheet, net interest income and rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended December 31,
	2011			2010
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)

Assets:
Interest-bearing cash and cash equivalents	$179,288	$46	0.10%	$296,979	$155	0.21%
Short-term investments and federal funds sold	50,491	52	0.42	52,224	72	0.55
Interest-bearing restricted cash and guaranteed investment contracts	181,303	212	0.46	187,224	76	0.16
Investments available for sale	29,639	171	2.29	3,912	47	4.77
Education loans held to maturity(1)	3,729,039	36,810	3.92	7,882,797	84,598	4.26
Mortgage loans held to maturity	7,591	85	4.44	8,202	75	3.58

Total interest-earning assets	4,177,351	37,376	3.55	8,431,338	85,023	3.99
Non-interest-bearing cash	2,069			4,725
Allowance for loan losses	(291,347)			(521,714)
Other assets	1,016,834			243,575

Total assets	$4,904,907			$8,157,924

Liabilities:
Time and savings account deposits	$41,027	$95	0.92%	$48,586	$114	0.93%
Money market account deposits	27,383	67	0.99	17,462	22	0.48
Other interest-bearing liabilities	4,584	68	5.89	6,512	98	5.97
Long-term borrowings(2)	4,182,378	7,070	0.67	8,748,023	16,050	0.72

Total interest-bearing liabilities	4,255,372	7,300	0.68	8,820,583	16,284	0.72
Non-interest-bearing deposits	5			57
All other liabilities	1,183,184			82,562

Total liabilities	5,438,561			8,903,202

Stockholders’ deficit	(533,654)			(745,278)

Total liabilities and stockholders’ equity	$4,904,907			$8,157,924

Total interest-earning assets	$4,177,351			$8,431,338
Net interest income		$30,076			$68,739

Net interest margin			2.86%			3.23%

(1)	The average balance of the education loans held to maturity for the three months ended December 31, 2011 included the education loans and related interest income held by the NCSLT Trusts through the deconsolidation of these trusts as of November 14, 2011.
(2)	The average balance of long-term borrowings for the three months ended December 31, 2011 included the long-term borrowings and related interest expense of the NCSLT Trusts through the deconsolidation of these trusts as of November 14, 2011.

	Six months ended December 31,
	2011			2010
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)

Assets:
Interest-bearing cash and cash equivalents	$195,969	$130	0.13%	$297,370	$337	0.22%
Short-term investments and federal funds sold	50,000	109	0.43	52,103	149	0.57
Interest-bearing restricted cash and guaranteed investment contracts	219,916	492	0.44	175,904	170	0.19
Investments available for sale	20,213	241	2.36	4,008	98	4.80
Education loans held to maturity(1)	5,503,174	110,627	3.99	7,816,986	172,039	4.37
Mortgage loans held to maturity	7,207	164	4.54	8,220	171	4.13

Total interest-earning assets	5,996,479	111,763	3.70	8,354,591	172,964	4.11
Non-interest-bearing cash	1,327			4,934
Allowance for loan losses	(372,202)			(523,632)
Other assets	619,144			431,599

Total assets	$6,244,748			$8,267,492

Liabilities:
Time and savings account deposits	$41,429	$193	0.92%	$56,542	$300	1.05%
Money market account deposits	24,565	127	1.03	23,424	61	0.52
Other interest-bearing liabilities	5,078	149	5.86	9,026	256	5.65
Long-term borrowings(2)	6,193,551	20,387	0.65	8,833,362	34,093	0.76

Total interest-bearing liabilities	6,264,623	20,856	0.66	8,922,354	34,710	0.76
Non-interest-bearing deposits	5			39
All other liabilities	708,350			64,529

Total liabilities	6,972,978			8,986,922
Stockholders’ deficit	(728,230)			(719,430)

Total liabilities and stockholders’ equity	$6,244,748			$8,267,492

Total interest-earning assets	$5,996,479			$8,354,591
Net interest income		$90,907			$138,254

Net interest margin			3.01%			3.28%

(1)	The average balance of the education loans held to maturity for the six months ended December 31, 2011 included the education loans and related interest income held by the NCSLT Trusts through the deconsolidation of these trusts as of November 14, 2011.
(2)	The average balance of long-term borrowings for the six months ended December 31, 2011 included the long-term borrowings and related interest expense of the NCSLT Trusts through the deconsolidation of these trusts as of November 14, 2011.

Changes in net interest income between the periods presented in the tables above, particularly as they relate to education loans held to maturity and long-term borrowings, are almost entirely related to changes in the accounts of VIEs included in consolidation. Changes in restricted cash and guaranteed investment contracts are due both to changes in the accounts of entities consolidated and our acquisition of TMS. Other changes, such as investments available for sale, mortgage loans and deposit accounts are related to Union Federal.

Volume/Rate Analysis—Interest Income and Expense

The following tables present certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earnings assets and interest bearing liabilities, information is provided on changes attributable to volume and changes attributable to rate. The net change is the combined impact of rate and volume and allocated proportionally to the individual volume and rate changes.

	Change between periods for three months ended December 31,
	2011 - 2010
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest income:
Interest-bearing cash and cash equivalents	$(30)	$(79)	$(109)
Short-term investments and federal funds sold	(2)	(18)	(20)
Interest-bearing restricted cash and guaranteed investment contracts	(7)	143	136
Investments available for sale	148	(24)	124
Education loans held to maturity	(41,002)	(6,786)	(47,788)
Mortgage loans held to maturity	(7)	17	10

Total interest income			(47,647)

Interest expense:
Time and savings account deposits	(18)	(1)	(19)
Money market account deposits	24	21	45
Other interest-bearing liabilities	(29)	(1)	(30)
Long-term borrowings	(7,718)	(1,262)	(8,980)

Total interest expense			(8,984)

Net (decrease) in net interest income			(38,663)

	Change between periods for six months ended December 31,
	2011 - 2010
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest income:
Interest-bearing cash and cash equivalents	$(67)	$(140)	$(207)
Short-term investments and federal funds sold	(5)	(35)	(40)
Interest-bearing restricted cash and guaranteed investment contracts	98	224	322
Investments available for sale	193	(50)	143
Education loans held to maturity	(46,513)	(14,899)	(61,412)
Mortgage loans held to maturity	(23)	16	(7)

Total interest income			(61,201)

Interest expense:
Time and savings account deposits	(70)	(37)	(107)
Money market account deposits	6	60	66
Other interest-bearing liabilities	(116)	9	(107)
Long-term borrowings	(8,689)	(5,017)	(13,706)

Total interest expense			(13,854)

Net (decrease) in net interest income			(47,347)

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

Net cash provided by operating activities for the six months ended December 31, 2011 was $37.9 million, compared with net cash provided by operating activities of $208.6 million for the six months ended December 31, 2010. The change of $170.7 million was primarily due to a decrease in distributions related to the TERI Reorganization of $136.4 million. Upon the deconsolidation of the NCSLT Trusts, we recognized a non-cash gain of $1.24 billion, which was reflected in the increase in net income of $1.20 billion.

We anticipate continuing to receive fees related to loan origination and portfolio management services and fees related to Monogram-based loan programs. Starting January 1, 2011, we also began to receive fees related to the operations of TMS. We believe that our significant cash, cash equivalents and investments, coupled with management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short and long term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash provided by investing activities of $76.1 million for the six months ended December 31, 2011 was primarily due to principal cash receipts on education loans of $122.5 million, offset by an increase in restricted cash and guaranteed investment contracts of $38.1 million and purchases of $27.6 million of available for sale investments. Cash provided by investing activities of $131.4 million for the six months ended December 31, 2010 was primarily due to receipt from borrowers of $159.0 million in education loan principal by the consolidated securitization trusts, offset by $46.1 million in cash paid for our acquisition of TMS. The primary drivers of the change in net cash provided by investing activities during the respective six-month periods was our continued investment in available for sale securities as we diversified the balance sheet of Union Federal and the decrease in education loans, as payments in the securitization trusts decreased.

Net cash used in financing activities was $163.7 million for the six months ended December 31, 2011, primarily reflecting payments on long-term borrowings by securitization trusts of $171.3 million and an increase in deposit volumes of $7.7 million at Union Federal. Net cash used in financing activities was $427.2 million for the six months ended December 31, 2010, primarily reflecting principal paydowns on long-term borrowings by securitization trusts of $372.6 million and a decrease of deposit volumes of $52.8 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal prior to our decision to retain the bank. The primary driver of the change in net cash used in financing activities during the respective six-month periods was a reduction in the payments by the securitization trusts as a result of the decrease in outstanding long-term borrowings resulting from the deconsolidation of the NCSLT Trusts.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal and TMS, and capital expenditures;

•	The extent to which our services and products, including Monogram-based loan programs and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•

The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in challenges to tax refunds previously received in the amount of $176.6 million in connection with our sale of the Trust Certificate;

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

•

The resolution of any appeal of the ATB’s order in the cases pertaining to our Massachusetts state income tax returns for fiscal 2004 to fiscal 2006, which could also affect our state tax liabilities in subsequent tax years through fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

Liquidity is required for capital expenditures, working capital, business development expenses, income tax payments, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements and maintaining the regulatory capital of Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans on our balance sheet, to change our fee structure and add new products and to reduce our overhead expenses. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Trends, Uncertainties and Outlook” for an expanded description of actions taken by us since fiscal 2008 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at December 31, 2011:

(dollars in thousands)
Within three months	$1,563
Three to six months	4,068
Six months to twelve months	6,383
Greater than twelve months	681

Total time deposits >$100 thousand	$12,695

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

Long-term Borrowings

Through the securitization process, the securitization trusts facilitated by us issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the securitization trusts. Holders of these debt securities generally have recourse only to the assets of the particular securitization trust that issued the debt and not to any other trust, FMD, its operating subsidiaries or the originating lenders or their assignees. We deconsolidated the NCSLT Trusts as of November 14, 2011. As a result, we recorded a $7.81 billion decrease in long-term borrowings that were attributable to the NCSLT Trusts. See “—Executive Summary—Deconsolidation Event,” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the deconsolidation of the NCSLT Trusts.

The following table summarizes long-term borrowings that relate to the GATE Trusts as of December 31, 2011:

	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1):
Senior notes and certificates	$144,232	+0.30 to 0.36%
Subordinated notes	119,475	+0.45 to 0.70

Total long-term debt	$263,707

(1)	The average of one-month LIBOR for the three months ended December 31, 2011 was 0.25%.

Principal and interest payments on the debt are made from collections on the purchased loans, or from the release of trust cash reserves, on a monthly basis. Within any given securitization trust, there may exist multiple classes of notes and certificates. Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Principal and interest payments are made in each distribution period based on cash available to the securitization trust in accordance with the subordination priorities established in the trust indentures. Principal and interest payments are not based on scheduled maturity dates. Each securitization trust is a stand-alone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust are independent from any other trust.

Other Liabilities

At December 31, 2011, through Union Federal we had $36.1 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at December 31, 2011 or June 30, 2011.

Support of Subsidiary Bank

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Union Federal’s equity capital was $15.1 million at December 31, 2011, up from $11.7 million at June 30, 2011, due to a $4.0 million capital contribution paid to Union Federal by FMD during the second fiscal quarter of 2012. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2011 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

In March 2010, our Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Federal Reserve as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. The resolutions formerly required by the OTS continue to be applied by the Federal Reserve.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2011	June 30, 2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	52.0%	223.9%
Total risk-based capital	8.0	10.0	53.1	225.2
Tier 1 (core) capital	4.0	5.0	11.7	15.5

Union Federal began originating education loans during the first quarter of fiscal 2012 and converted approximately $27.6 million of its cash and cash equivalents into U.S. federal agency mortgage-backed securities, which had the effect of decreasing its regulatory risk-based capital ratios at December 31, 2011 compared to June 30, 2011. We expect further declines in Union Federal’s risk-based regulatory capital ratios in the future as it continues to originate education loans and otherwise implements its business plan. FMD expects to make additional capital contributions to Union Federal in the future, as necessary to maintain adequate regulatory capital.

Non-GAAP Measure: Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” that was not prepared in accordance with GAAP. We define “net operating cash usage” to mean approximate cash required to fund our operations. “Net operating cash usage” is not directly comparable to our consolidated statement of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourages the use of, and emphasis on, non-GAAP financial metrics and requires companies to explain why a non-GAAP financial metric is relevant to management and investors.

Management and our Board of Directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. The non-GAAP financial measure is also used by us in our financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our quarterly and annual results, including our non-interest expenses and quarter-end liquidity position, particularly in light of dislocations in the private education financing industry and the capital markets that have affected us. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how clients, investors, analysts and financial news media may evaluate our financial results.

There are limitations associated with reliance on this non-GAAP financial measure because it is specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. Nevertheless by providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of our operating performance, consistent with management’s evaluation.

“Net operating cash usage” should be considered in addition to, and not as a substitute for, or superior to, financial information prepared in accordance with GAAP. “Net operating cash usage” relates solely to our Education Financing segment, and excludes the effects of income taxes, acquisitions or divestitures, participation account net fundings and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss before income taxes, for the three and six months ended December 31, 2011 and 2010, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)
Income (loss) before income taxes	$1,182,059	$(32,480)	$1,094,903	$(96,366)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	(1,195,932)	30,233	(1,125,036)	80,913
GATE Trusts	(1,331)	(1,699)	(2,915)	(3,246)
Eliminations	(543)	799	(46)	565

Net loss before income taxes—Education Financing	(15,747)	(3,147)	(33,094)	(18,134)
Adjustments to net loss before income taxes—Education Financing:
Trust update (income) losses—additional structural advisory fees and residuals:
Securitization Trusts segment	181	(5,172)	(913)	(5,094)
Off-balance sheet VIEs	2,696	(297)	2,897	335
Asset servicing fees	323	346	268	(723)
Non-cash gain from TERI settlements	—	(5,021)	—	(5,021)
Depreciation and amortization	1,263	1,920	2,497	4,447
Stock-based compensation expense	1,180	1,199	2,522	2,250
TMS deferred revenue	(2,874)	—	(2,093)	—
Cash receipts from education loans, net of interest income accruals	219	206	422	295
Cash receipts from trust distributions	27	134	55	428
Other	(655)	(1,692)	(1,638)	(2,732)

Non-GAAP net operating cash usage	$(13,387)	$(11,524)	$(29,077)	$(23,949)

“Net operating cash usage” for the second quarter of fiscal 2012 increased by $1.9 million as compared to the second quarter of fiscal 2011. “Net operating cash usage” for the first six months of fiscal 2012 increased by $5.1 million compared to the first six months of fiscal 2011. During the second quarter of fiscal 2012, we incurred $1.8 million in new marketing expenses related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs, and received a cash distribution of $281 thousand under TERI’s confirmed plan of reorganization. During the first six months of fiscal 2012, we incurred $6.3 million in new marketing expenses related to loan acquisition and the initial brand development of Union Federal’s Monogram-based education loans, and received cash distributions of $1.4 million under TERI’s confirmed plan of reorganization.

Q UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is separately managed between our Education Financing segment and our Securitization Trusts segment. For a description of the activities that constitute our Education Financing segment and our Securitization Trusts segment, see Note 11, “Segment Reporting,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

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

Approximately 7.9% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from December 31, 2011. Approximately 73.2% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from December 31, 2011. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we have increased the volume of customer deposits, begun lengthening the average maturities of our customer deposits and converted a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets including by means of origination and funding of Monogram-based education loans and purchasing additional investment securities. We expect each of these initiatives to continue in the short-term. Total deposits at Union Federal had a weighted average life of approximately 219 days at December 31, 2011.

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

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 52% of Union Federal’s mortgage loans and all of its education loans had variable interest rates at December 31, 2011. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. Cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

We use current market interest rates and our expectations of future interest rates to estimate fair value of service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

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

Our assumptions regarding defaults and recoveries of securitized loans both on- and off-balance sheet affect the expected timing of cash payments to us in respect of additional structural advisory fees and residual cash flows and our estimates of their fair value. We believe that we have adequately addressed credit risks in our cash flow models.

Securitization Trusts

Our consolidated balance sheet includes portfolios of education loans, restricted cash and guaranteed investment contracts and long-term borrowings that subject our results of operations to market risk. Our results of operations include interest income associated with securitized assets, a provision for loan losses and interest expense associated with the debt issued by the securitization trusts to third parties. Many aspects of market risk are mitigated by the design of the securitization trusts established in the applicable indentures. Market risk is largely borne by the holders of the debt or the third-party owner of the residual interests of the securitization trusts. The net deficit of the consolidated securitization trusts included in our accumulated deficit is a non-cash adjustment that will reverse over the lives of these trusts or at such time as our variable interest in these trusts are fully satisfied or eliminated.

Interest Rate Risk

We do not have the ability to actively manage interest rate risk for the consolidated securitization trusts. Interest rate risk is somewhat mitigated by the design of the trusts at the time of securitization. Generally, the securitization trusts financed the purchase of education loans with long-term borrowings that have the same underlying index type and index reset frequency as the purchased loans, or use an index that would behave similarly to that of the purchased loans. The majority of the education loans included in our Securitization Trusts segment have variable rates based on the one-month LIBOR, as do our long-term borrowings. The securitization trusts remain subject to interest rate risk, particularly with respect to certain fixed-rate interest-only ABS, to the extent that the interest rate on outstanding principal on performing education loans does not match the interest expenses on outstanding debt, but such risks will ultimately be borne by the holders of the debt or the third-party owners of the trusts.

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

CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FINANCIAL STATEMENTS

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues:
Net interest income:
Interest income	$37,376	$85,023	$111,763	$172,964
Interest expense	(7,300)	(16,284)	(20,856)	(34,710)

Net interest income	30,076	68,739	90,907	138,254
Provision for loan losses	(63,949)	(125,078)	(188,675)	(232,201)

Net interest loss after provision for loan losses	(33,873)	(56,339)	(97,768)	(93,947)
Non-interest revenues:
Tuition payment processing fees	7,196	—	14,475	—
Additional structural advisory fees, asset servicing fees and residuals—trust updates	(3,019)	(49)	(3,165)	388
Other administrative fees	2,620	1,997	4,553	4,250

Total non-interest revenues	6,797	1,948	15,863	4,638

Total revenues	(27,076)	(54,391)	(81,905)	(89,309)
Non-interest expenses:
Compensation and benefits expenses	10,525	8,154	21,676	16,025
General and administrative expenses	18,342	20,616	47,523	41,713

Total non-interest expenses	28,867	28,770	69,199	57,738

Loss from operations	(55,943)	(83,161)	(151,104)	(147,047)
Other income:
Proceeds from TERI settlement	285	50,681	8,290	50,681
Gain from the deconsolidation of the NCSLT Trusts	1,237,717	—	1,237,717	—

Total other income	1,238,002	50,681	1,246,007	50,681

Income (loss) before income taxes	1,182,059	(32,480)	1,094,903	(96,366)
Income tax (benefit) expense	(12,209)	957	(11,407)	2,039

Net income (loss)	$1,194,268	$(33,437)	$1,106,310	$(98,405)

Net income (loss) per common share:
Basic	$10.82	$(0.33)	$10.03	$(0.98)
Diluted	10.82	(0.33)	10.02	(0.98)
Weighted-average common shares outstanding:
Basic	101,492	100,833	101,413	100,802
Diluted	110,381	100,833	110,363	100,802

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2011	June 30, 2011
ASSETS
Cash and cash equivalents	$167,685	$217,367
Short-term investments, at cost	50,000	50,000
Restricted cash and investments, at cost	153,783	252,396
Investments available for sale, at fair value	37,136	11,019
Education loans held to maturity, net of allowance of $3,012 and $450,150	267,204	6,946,169
Mortgage loans held to maturity, net of allowance of $833 and $882	6,710	6,417
Interest receivable	4,940	66,104
Deposits for participation interest accounts, at fair value	3,584	8,512
Service revenue receivables, at fair value	6,403	8,192
Goodwill	19,548	19,548
Intangible assets, net	21,989	23,040
Other assets	17,508	44,018

Total assets	$756,490	$7,652,782

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$68,147	$60,492
Restricted funds due to clients	143,927	121,888
Accounts payable, accrued expenses and other liabilities	22,443	36,391
Income taxes payable	28,520	39,979
Net deferred tax liability	803	831
Long-term borrowings	263,707	8,273,140

Total liabilities	527,547	8,532,721
Commitments and contingencies:
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 109,914 and 109,717 shares issued; 101,493 and 101,318 shares outstanding	1,099	1,097
Additional paid-in capital	450,608	448,088
Accumulated deficit	(36,545)	(1,142,855)
Treasury stock, 8,421 and 8,399 shares held, at cost	(186,583)	(186,551)
Accumulated other comprehensive income	363	281

Total stockholders’ equity (deficit)	228,943	(879,939)

Total liabilities and stockholders’ equity (deficit)	$756,490	$7,652,782

Supplemental Information—Assets and liabilities of consolidated variable interest entities (VIEs) included in our consolidated balance sheet above, after elimination of intercompany balances.

Assets available to settle obligations of consolidated VIEs:
Restricted cash and investments, at cost	$9,294	$127,709
Education loans held to maturity, net of allowance of $1,757 and $448,814	250,171	6,946,169
Interest receivable	4,654	66,031
Other assets	2,082	28,709

Total assets	$266,201	$7,168,618

Liabilities to third parties of consolidated VIEs, for which creditors do not have recourse to the general credit of First Marblehead:
Accounts payable, accrued expenses and other liabilities	$2,739	$11,682
Long-term borrowings	263,707	8,273,140

Total liabilities	$266,446	$8,284,822

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(98,405)	—	(98,405)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(41)	(41)

Total comprehensive loss	—	—	—	—	—	—	—	(98,405)	(41)	(98,446)
Net stock issuance from vesting of stock units	—	—	111	1	(14)	(31)	(1)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	2,250	—	—	2,250
Tax expense from stock-based compensation	—	—	—	—	—	—	(513)	—	—	(513)

Balance at December 31, 2010	133	$1	109,086	$1,091	(8,253)	$(186,249)	$445,026	$(1,019,699)	$222	$(759,608)

Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive loss:
Net income	—	—	—	—	—	—	—	1,106,310	—	1,106,310
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	82	82

Total comprehensive income	—	—	—	—	—	—	—	1,106,310	82	1,106,392
Net stock issuance from vesting of stock units	—	—	197	2	(22)	(32)	(2)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,522	—	—	2,522

Balance at December 31, 2011	133	$1	109,914	$1,099	(8,421)	$(186,583)	$450,608	$(36,545)	$363	$228,943

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,106,310	$(98,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of effects of the deconsolidation of the NCSLT Trusts and acquisition:
Provision for loan losses	188,675	232,201
Amortization of long-term borrowings, net of issuance costs	(22,423)	(44,033)
Net amortization of loan acquisition costs and origination fees	13,005	15,306
Non-cash gain from the deconsolidation of the NCSLT Trusts	(1,237,717)	—
Non-cash gain from TERI settlements	—	(16,761)
Depreciation and amortization expense	2,497	4,447
Deferred income tax (benefit) expense	(28)	583
Stock-based compensation	2,522	2,250
Service revenue receivable, sale proceeds and distributions	13,055	428
TERI pledged account distributions	—	136,446
Changes in assets/liabilities:
Interest receivable	(23,744)	(64,612)
Deposits for participation interest accounts	4,928	(8,492)
Service revenue receivables	3,165	(388)
Other assets	(3,441)	5,147
Accounts payable, accrued expenses and other liabilities	2,575	(2,354)
Income taxes payable	(11,459)	46,886

Net cash provided by operating activities	37,920	208,649
Cash flows from investing activities net of effects of the deconsolidation of the NCSLT Trusts and acquisition:
Net cash paid for acquisition of TMS	—	(46,124)
Purchases of short-term investments	(25,000)	—
Proceeds from maturities of short-term investments	25,000	—
Net decrease in education loans held to maturity	122,536	158,953
Net (increase) decrease in restricted cash and investments	(38,055)	19,509
Net increase in restricted funds due to clients	18,209	—
Purchases of investments available for sale	(27,574)	—
Principal repayments from investments available for sale	1,539	432
Net change in mortgage loans held to maturity	(342)	(96)
Purchases of property and equipment	(224)	(1,302)

Net cash provided by investing activities	76,089	131,372
Cash flows from financing activities net of effects of the deconsolidation of the NCSLT Trusts and acquisition:
Net increase (decrease) in deposits	7,655	(52,832)
Payments on capital lease obligations	—	(1,278)
Payments on long-term borrowings	(171,314)	(372,575)
Tax expense from stock-based compensation	—	(513)
Repurchases of common stock	(32)	(31)

Net cash (used in) financing activities	(163,691)	(427,229)

Net decrease in cash and cash equivalents	(49,682)	(87,208)
Cash and cash equivalents, beginning of period	217,367	331,047

Cash and cash equivalents, end of period	167,685	243,839

Supplemental disclosures of cash flow information:
Interest paid	$36,584	$75,802
Income tax paid	80	148
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$35,616	$81,417
Extinguishment of TERI note payable	—	3,101

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

We are a specialty finance company that offers:

•	Outsourcing services to national and regional financial and educational institutions in the United States for designing and implementing education loan programs;

•	Outsourcing services to manage tuition planning, billing and payments and refund management for educational institutions;

•	Education loan origination, portfolio management and securitization services; and

•	Retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market demand accounts.

We partner with lenders to design and service school-certified education loan programs to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC (TMS). We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary Union Federal Savings Bank (Union FederalSM) offers retail banking products.

We also provide administrative and other services to securitization trusts that we facilitated, and until the deconsolidation of certain securitization trusts as discussed below, we provided asset servicing to the third-party owner of the trust certificate of NC Residuals Owners Trust (Trust Certificate). NC Residuals Owners Trust held our residual interests in certain of the securitization trusts that we facilitated (Trusts). We sold the Trust Certificate in fiscal 2009.

Upon our adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by the Trusts were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings, as of November 14, 2011. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. We recorded the impact of the deconsolidation in our Securitization Trusts segment. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional information.

We manage our operations through two business segments, Education Financing and Securitizations Trusts. Our Education Financing segment includes the services we perform in designing and implementing various education loan programs, as well as other services, including portfolio management, trust administration and, until the deconsolidation of the NCSLT Trusts, asset servicing. This segment also includes the results of Union Federal and, beginning on January 1, 2011, the results of TMS. The results of our consolidated securitization trusts are included in our Securitization Trusts segment. See Note 11, “Segment Reporting,” for additional information.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of the fiscal year ending June 30, 2012. The unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for fiscal 2011 (Annual Report) filed with the Securities and Exchange Commission on September 8, 2011.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates, assumptions and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates, assumptions and judgments that are particularly susceptible to change relate to:

•	Whether or not to consolidate the financial results of a VIE;

•	Allowance for loan losses and the related provision for loan losses;

•	Recognition of interest income on delinquent and defaulted education loans;

•	Determination of goodwill and intangible asset impairment; and

•	Income taxes relating to uncertain tax positions accrued for under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

(2) Summary of Significant Accounting Policies

(a) Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, after eliminating intercompany accounts and transactions.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17 which amended the accounting for the consolidation of VIEs. The new guidance requires that we evaluate whether to consolidate a VIE on an ongoing basis, as opposed to a trigger-based quantitative assessment under previous guidance. As a result of the new guidance, on July 1, 2010, we consolidated 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated our indirect subsidiary, UFSB Private Loan SPV, LLC (UFSB-SPV), because we determined that we did not have the power to direct the activities that most significantly impact UFSB-SPV’s economic performance.

On November 14, 2011, we sold to a third party all of our interests in certain structuring advisory agreements and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. As such, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011.

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

In addition to monitoring each consolidated VIE, we monitor our involvement with 18 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(b) Cash Equivalents

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

(c) Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our balance sheet because it is deposited in segregated depository accounts and is not available for our use. The consolidated securitization trusts hold cash and guaranteed investment contracts that are restricted to making payments for trust expenses and principal and interest payments on the debt of the particular trust holding such cash and guaranteed investment contracts, and which are not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each securitization trust is subject to the investment guidelines established in the applicable trust indenture. TMS collects tuition payments from students or their families on behalf of educational institutions. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan proceeds. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

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

(e) Loans

We classify loans as held-to-maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we consolidate are classified as held-to-maturity, as well as education loans held by a non-bank subsidiary of FMD, and substantially all education loans and mortgage loans held by Union Federal. We carry loans held to maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage and other loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 90 days past due.

(f) Allowance for Loan Losses and the Related Provision for Loan Losses and Charge-Offs

We maintain an allowance for loan losses at an amount sufficient to absorb probable credit losses inherent in our portfolios of loans held to maturity at our balance sheet date. The allowance for loan losses is increased through charges to the provision for loan losses in our statement of operations, and reduced by net charge-offs of loans deemed uncollectible from the borrower and third party guarantors, if any. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that are probable of default, less any amounts expected to be recoverable from borrowers or third parties, or for mortgage loans, sale of the collateral, as applicable.

Education Loans

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a probability of default at our balance sheet date. We may also incorporate qualitative adjustments in determining our allowance for loan losses. We base our default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our balance sheet date to ultimately default and be charged-off. The calculation of the allowance for education loan losses is subject to a number of estimates and assumptions, including default and recovery rates, the effects of basic forbearance, hardship forbearance and alternative payment plans available to borrowers, and the appropriateness of assessing both quantitative and qualitative factors. These estimates and assumptions are principally the same as those used for the estimated fair value of our service revenue receivables. These assumptions are based on the status of education loans at our balance sheet date, as well as macroeconomic indicators and our historical experience. If actual future loan performance were to differ significantly from the estimates and assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

(g) Deposits for Participation Interest Accounts

We account for deposits for participation interest accounts (participation accounts) in a manner similar to our service revenue receivables, and we carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of administrative and other fees. See Note 7, “Deposits for Participation Interest Accounts,” for additional information.

(h) Service Revenue Receivables

Service revenue receivables consist of our additional structural advisory fee and residual receivables, which we carry at fair value in our balance sheet. We eliminate any additional structural advisory fee and residual receivables due from the consolidated securitization trusts. Prior to the sale of our variable interest in the Trusts, service revenue receivables also included asset servicing fees. These fees were earned as services were performed.

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

Payment of these receivables is contingent upon the following:

•

Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indenture for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the parity ratio of securitization trust assets to liabilities reaches a stipulated level or after all noteholders have been paid in full. The indentures relating to certain of the securitization trusts provide that upon the occurrence of certain circumstances (each a Trigger Event), payments that would otherwise be due with respect to additional structural advisory fees would instead be directed to the holders of the notes issued by the securitization trusts until the condition causing the Trigger Event ceases to exist or all notes and related interest are paid in full.

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

In the absence of readily determinable market values, we update our estimates of the fair value of service revenue receivables on a quarterly basis, based on the present value of expected future cash flows. Such estimates include assumptions regarding discount, defaults, net of third party guarantees, net recovery, prepayment and forward interest rates, among others. If readily determinable market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

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

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. All of our investment securities are debt securities and have Level 2 fair values in our consolidated balance sheet.

•

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect our market assumptions. Examples in this category include interests in certain securitized financial assets, service revenue receivables and our deposits in participation accounts.

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

We adjust interest expense on long-term borrowings for the amortization of debt issuance costs and underwriting fees using an effective yield over the projected life of the related borrowings.

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

Beginning in the first quarter of fiscal 2011, we began to receive fees related to our Monogram platform. Revenue recognition associated with our Monogram platform is subject to accounting guidance under ASU 2009-13, Revenue Recognition-Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which is effective prospectively for contracts entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU 2009-13 requires that revenue under a contract be allocated to separately-identifiable deliverables based on a fair value analysis and prohibits separate recognition for each element of a contract unless certain criteria are met. We have applied the guidance in ASU 2009-13 to our recognition of revenues related to our Monogram platform.

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

(m) Net Income (Loss) Per Share

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

(n) New Accounting Pronouncements

ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 is required when it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, which requires that goodwill of a reporting unit be evaluated for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We adopted ASU 2010-28 during the first quarter of fiscal 2012. However, no events or circumstances have since occurred that would require us to perform an impairment test. As such, the adoption did not have a material impact on our consolidated financial statements.

ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, deferred the required disclosures contained in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20) related to troubled debt restructurings to be concurrent with adoption of ASU 2011-02, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors (ASU 2011-02). ASU 2011-02 was issued in April 2011 and is effective for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 provides additional guidance for determining whether changes made to a loan constitute a concession by the lender. We adopted ASU 2011-02 during the first quarter of fiscal 2012. The adoption of the remaining provisions of ASU 2010-20 and ASU 2011-02 did not have a material impact on our consolidated financial statements, as it did not materially change our determinations relating to troubled debt restructurings in our mortgage loan portfolio or education loan portfolio.

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

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. Under ASU 2011-05, we will have the option to present the components of net income (loss) and comprehensive income (loss) in either one or two consecutive financial statements. ASU 2011-05 eliminates the option in GAAP to present other comprehensive income in our statement of changes in stockholders’ equity (deficit). On December 23, 2011, the FASB issued a final standard to defer the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. We do not anticipate that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

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

(3) Deconsolidation of Certain Securitization Trusts

Upon our adoption of ASU 2009-16 and ASU 2009-17, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008, including 11 NCSLT Trusts. On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. The NCSLT Trusts have historically been included in our Securitization Trusts segment. Further, any gains, losses or net income recognized by the trusts are included in the tax returns of the trust owners rather than the trust entities themselves, as these trusts are considered pass-through entities. As such, the deconsolidation of the NCSLT Trusts did not affect taxes recorded in our consolidated financial statements. The results of the NCSLT Trusts through November 14, 2011 are presented in our consolidated statement of operations and in our Securitization Trusts segment results.

The assets and liabilities of the NCSLT Trusts at the time of the deconsolidation event, net of any elimination entries, and at June 30, 2011 were as follows:

	November 14, 2011	June 30, 2011
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts	$136,668	$118,069
Education loans held to maturity, net	6,390,414	6,684,679
Interest receivable	49,292	60,102
Other assets	32,500	28,834

Total assets	$6,608,874	$6,891,684

Liabilities:
Accounts payable, accrued expenses and other liabilities	$32,000	$23,404
Long-term borrowings	7,814,591	7,993,692

Total liabilities	7,846,591	8,017,096

Accumulated deficit	$(1,237,717)	$(1,125,412)

The following summarizes the results of the NCSLT Trusts for the 45 days ended November 14, 2011 which were included in our consolidated statement of operations for the three months ended December 31, 2011:

Period ended November 14, 2011
Interest revenue	$34,173
Interest expense	(6,585)

Non-interest revenue	27,588
Provision for loan losses	(63,687)

Net interest loss after provision for loan losses	(36,099)
Administrative and other fees	182
General and administrative expenses	(5,510)

Net loss	$(41,427)

(4) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	December 31, 2011	June 30, 2011
	(dollars in thousands)
Cash equivalents (money market funds)	$133,980	$142,581
Interest-bearing deposits with the Federal Reserve	19,848	50,901
Interest-bearing deposits with other banks	12,421	20,032
Non-interest-bearing deposits with banks	936	1,858
Federal funds sold	500	1,995

Total cash and cash equivalents	$167,685	$217,367

Cash and cash equivalents of Union Federal of $21.6 million and $53.8 million at December 31, 2011 and June 30, 2011, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC) or the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at those respective times.

(5) Investments Available for Sale

We categorize available for sale investment securities by major security type and class of security. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available for sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At December 31, 2011:
GSE mortgage-backed securities	$29,436	$239	$(41)	$29,634
Mortgage-backed securities issued by U.S. government agencies	7,337	165	—	7,502

Total	$36,773	$404	$(41)	$37,136

At June 30, 2011:
GSE mortgage-backed securities	$2,834	$182	$—	$3,016
Mortgage-backed securities issued by U.S. government agencies	7,904	99	—	8,003

Total	$10,738	$281	$—	$11,019

At December 31, 2011, four investment securities totaling $19.7 million had unrealized losses of $41 thousand and have been in an unrealized loss position for less than one year. The unrealized losses have generally occurred as a result of increases in interest rates since the time of purchase, a structural change in the investment or deterioration in credit quality of the issuer. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost.

At June 30, 2011, there were no securities with an unrealized loss position.

The following table sets forth the contractual maturities of available for sale securities:

	December 31, 2011
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available for sale:
GSE mortgage-backed securities:
Amortized cost	$—	$—	$6,607	$22,829	$29,436
Weighted average yield	—%	—%	3.49%	1.96%	2.30%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$—	$—	$7,337	$7,337
Weighted average yield	—%	—%	—%	2.15%	2.15%

Total debt securities:
Amortized cost	$—	$—	$6,607	$30,166	$36,773
Weighted average yield	—%	—%	3.49%	2.00%	2.27%

Fair value	$—	$—	$6,594	$30,542	$37,136

At December 31, 2011, the expected weighted average remaining life of the mortgage-backed securities was 4.3 years.

(6) Education Loans Held to Maturity and the Related Allowance for Loan Losses

(a) Gross Education Loans Outstanding

Education loans held to maturity consisted primarily of loans held by the consolidated securitization trusts. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. At December 31, 2011 and June 30, 2011, education loans held to maturity included $253.1 million and $264.4 million, respectively, of education loans held by the GATE Trusts. At June 30, 2011, $6.86 billion of gross education loans were held by the NCSLT Trusts, which were deconsolidated as of November 14, 2011. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional information.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	December 31, 2011	June 30, 2011
	(dollars in thousands)
Gross loan principal outstanding	$271,347	$7,130,599
Net unamortized acquisition costs and origination fees	(1,131)	265,720

Gross loans outstanding	270,216	7,396,319
Allowance for loan losses	(3,012)	(450,150)

Education loans held to maturity, net of allowance	$267,204	$6,946,169

Principal outstanding of loans serving as collateral for long-term borrowings	$253,060	$7,129,263

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)
Balance, beginning of period	$455,074	$529,340	$450,150	$24,804
Cumulative effect of a change in accounting principle	—	—	—	516,082

Balance, beginning of period after cumulative effect	455,074	529,340	450,150	540,886
Provision for loan losses	63,910	124,870	188,626	231,934
Reserves reclassified from interest receivable for capitalized interest	3,499	7,034	8,173	11,844
Charge-offs	(99,862)	(168,526)	(234,743)	(297,751)
Recoveries from borrowers	5,346	6,616	15,761	12,421

Subtotal	427,967	499,334	427,967	499,334
Deconsolidation of the NCSLT Trusts	(424,955)	—	(424,955)	—

Balance, end of period	$3,012	$499,334	$3,012	$499,334

(c) Credit Quality of Education Loans

We use the following terms to describe borrowers’ payment status:

In School and In Deferment

Under the terms of a majority of the education loans held by our securitization trusts, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. Either quarterly or at the end of the deferment period, depending on the terms of the credit agreement, any accrued but unpaid interest is capitalized and added to principal outstanding. With respect to the consolidated securitization trusts, we expect the number of borrowers in deferment status to decline in the future because we are unable to add new loans to the portfolios of those trusts.

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

•

Hardship forbearance—Hardship forbearance is offered by the GATE Trusts and enables a borrower who has a medical condition or other hardship to cease contractual payments for a maximum period of 24 months, granted in three-month increments.

•

Alternative payment plans—Alternative payment plans are offered by the Trusts and enable a borrower to make a reduced payment for a limited period of time. The amount of the payment varies under different programs available and can be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program. We expect that these plans will also be made available as part of our Monogram-based programs.

The use of forbearance is contemplated at the origination of an education loan and is included in the credit agreement with the borrower. Under basic forbearance, hardship forbearance and alternative payment plans, the education loan continues to accrue interest. When basic forbearance, hardship forbearance or alternative payment plans cease, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest in basic forbearance, hardship forbearance or alternative payment plans, nor is there a reduction in the interest rate or extension of the maturity date. In addition, in light of the length of the term of the typical education loan, we do not view the temporary reprieve granted to borrowers under basic forbearance, hardship forbearance or alternative payment plans to be significant. For these reasons, we have concluded that our education loans in basic forbearance, hardship forbearance and/or alternative payment plans do not constitute a troubled debt restructuring. However, we will continue to evaluate emerging industry practices as well as the nature and terms of our alternative payment plans and forbearance programs in our assessment of whether future utilization of these programs constitute troubled debt restructurings.

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

In Repayment

We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made. Under our Monogram platform, borrowers may be in repayment while also being in school.

The following table provides information on the status of education loans outstanding:

	December 31, 2011(1)	As a percentage of total	June 30, 2011(1)	As a percentage of total
	(dollars in thousands)		(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$3,966	1.5%	$320,973	4.5%
In school and in deferment	40,142	14.8	719,290	10.1
In repayment, including alternative payment plans(2), classified as:
In school and current	9,190	3.3	—	—
Current: <30 days past due	209,349	77.2	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	6,079	2.2	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	1,549	0.6	89,165	1.2
In default: >180 days past due, but not yet charged-off	1,072	0.4	54,089	0.8

Total gross loan principal outstanding	$271,347	100.0%	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$2,621	1.0%	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	1,279	0.5	77,233	1.1

(1)	At June 30, 2011, the principal of loans outstanding included $6.86 billion of loans held by the NCSLT Trusts. These trusts were deconsolidated as of November 14, 2011 and, as such, were not included in the principal of loans outstanding at December 31, 2011.
(2)	At December 31, 2011 and June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $0 and $1.34 billion, respectively, were making reduced payments under alternative payment plans.

Credit Quality of Education Loans Held to Maturity

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults. Additionally, we evaluate the availability and creditworthiness of any applicable third-party guarantees periodically.

Beginning in fiscal 2012, Union Federal began originating and disbursing Monogram-based education loans. During the first six months of fiscal 2012, Union Federal disbursed Monogram-based loans in the aggregate principal amount of $17.4 million. These loans had a weighted average FICO score of 753 at origination, and 86.7% had cosignors. At December 31, 2011, 0.3% of these loans were delinquent.

At December 31, 2011, $253.1 million of education loans were held in the GATE Trusts. Generally, the GATE Trusts hold education loans that benefit from credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits. These guarantees offset the total estimated net defaults on the education loans in the GATE Trusts over the 12 months following our balance sheet date (the confirmation period). At December 31, 2011, $209.8 million of education loans in the GATE Trusts had guarantees in excess of the estimated net defaults of $6.9 million on those loans over the confirmation period and, as such, we did not record any allowance for loan losses on this portion of the portfolio. The remainder of the portfolio totaling $43.3 million did not have guarantees as of December 31, 2011 and, as such, we established an allowance of $1.8 million for the projected net defaults over the confirmation period.

The allowance for loan losses included a specific allowance for education loans greater than 180 days past due, but not yet charged-off, of $1.1 million at December 31, 2011 and $54.1 million at June 30, 2011. We also established a general allowance of $1.9 million at December 31, 2011 and $396.1 million at June 30, 2011 for estimated projected defaults, net of recoveries and third party guarantees, over the confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses. To estimate defaults for the first six months of the confirmation period, we applied delinquency “roll rates” to education loans currently past due. We based the applied roll rates on roll rates that we observed over the preceding 24 months. For the second six months of the confirmation period, we based net default projections on default and recovery rates determined using the same models used in our estimates of the fair value of service revenue receivables. We based our default and recovery curves, and additional qualitative adjustments, on macroeconomic indicators and our historical observations.

(7) Deposits for Participation Interest Accounts

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

Participation accounts serve as a first-loss reserve to the originating lenders for defaults experienced in Monogram-based loan program portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the applicable participation account. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the lender client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the applicable participation account regardless of our ownership of the education loan. We expect education loans originated under our Monogram platform to perform better in general than the education loans held by the securitization trusts facilitated by us as a result of the relative credit characteristics of the loan portfolios.

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

We carry participation accounts at fair value in our balance sheet. Fair value is equal to the amount of cash on deposit in the account plus unrealized gains or minus losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using an estimate of prepayments, defaults and recoveries, as well as a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(8) Long-term Borrowings

Through the securitization process, the securitization trusts facilitated by us issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the securitization trusts. Holders of these debt securities generally have recourse only to the assets of the particular securitization trust that issued the debt and not to any other trust, FMD, its operating subsidiaries or the originating lenders or their assignees. We deconsolidated the NCSLT Trusts as of November 14, 2011. As a result, we recorded a $7.81 billion decrease in long-term borrowings that were attributable to the NCSLT Trusts. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional information on the deconsolidation of the NCSLT Trusts.

The following table summarizes long-term borrowings that related to the GATE Trusts as of December 31, 2011:

	Carrying value	Range of spreads over index or range of fixed interest rates (annual basis)
	(dollars in thousands)
Principal outstanding on variable-rate ABS, indexed to one-month LIBOR(1):
Senior notes and certificates	$144,232	+0.30 to 0.36%
Subordinated notes	119,475	+0.45 to 0.70

Total long-term debt	$263,707

(1)	The average of one-month London Interbank Offered Rate (LIBOR) for the three months ended December 31, 2011 was 0.25%.

Principal and interest payments on the debt are made from collections on the purchased loans, or from the release of securitization trust cash reserves, on a monthly basis. Within any given securitization trust, there may exist multiple classes of notes and certificates.

Typically, notes within a given class are sequentially ordered based upon their original scheduled maturities. Principal and interest payments are made in each distribution period based on cash available to the securitization trust in accordance with the subordination priorities established in the trust indentures. Principal and interest payments are not based on scheduled maturity dates. Each securitization trust is a stand-alone, bankruptcy remote entity, meaning that collateral performance, cash flow, credit enhancement and subordination for a given trust are independent from any other trust.

(9) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the second quarter of fiscal 2012 and the second quarter of fiscal 2011, there were no transfers between the hierarchy levels.

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	December 31, 2011				June 30, 2011
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Cash equivalents	$133,980	$—	$—	$133,980	$142,581	$—	$—	$142,581
Investments available for sale	—	37,136	—	37,136	—	11,019	—	11,019
Deposits for participation interest accounts	—	—	3,584	3,584	—	—	8,512	8,512
Service revenue receivables	—	—	6,403	6,403	—	—	8,192	8,192

Total assets	$133,980	$37,136	$9,987	$181,103	$142,581	$11,019	$16,704	$170,304

The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

Cash Equivalents

Cash equivalents include money market accounts which use quoted market prices to determine the fair value.

Investments Available for Sale

Investments available for sale include GSE mortgage-backed securities that are recorded at fair value using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by market data. These investments are classified as Level 2 in the hierarchy.

Participation Interest Account Deposits

We record participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At December 31, 2011 and June 30, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

Service Revenue Receivables

We record our service revenue receivables at fair value using cash flow modeling techniques used to estimate the net present value of fees to be received for services provided and expected to be collected over the life of various separate securitization trusts that are not consolidated by us. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward LIBOR curve. These assumptions have generally not changed significantly from the period ended June 30, 2011. See Note 11, “Service Revenue Receivables and Related Income,” in the notes to our consolidated financial statements included in Part 8 of Item II of our Annual Report for additional information.

The following tables present activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for December 31, 2011 and 2010. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the three and six month periods presented.

	Deposits for participation	Deposits for participation	Deposits for participation	Deposits for participation
	Three months ended December 31,
	2011		2010
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$4,469	$8,018	$8,482	$14,730
Realized and unrealized gains (losses)	(47)	(3,019)	10	(49)
Funding and settlements(1)	(838)	(13,027)	—	(134)
Adjustment for the deconsolidation of the NCSLT Trusts	—	14,431	—	—

Fair value, end of period	$3,584	$6,403	$8,492	$14,547

(1)	During the three months ended December 31, 2011, we recorded a settlement of our asset servicing fee receivable and additional structural advisory fee receivable in connection with the deconsolidation of the NCSLT Trusts as of November 14, 2011. These service revenue receivables were reported in our Education Financing segment and eliminated in consolidation. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional details.

	Deposits for participation	Deposits for participation	Deposits for participation	Deposits for participation
	Six months ended December 31,
	2011		2010
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$8,512	$8,192	$—	$53,279
Change in accounting principle	—	—	—	(38,692)
Realized and unrealized gains (losses)	(34)	(3,165)	15	388
Funding and settlements(1)	(4,894)	(13,055)	8,477	(428)
Adjustment for the deconsolidation of the NCSLT Trusts	—	14,431	—	—

Fair value, end of period	$3,584	$6,403	$8,492	$14,547

(1)	During the six months ended December 31, 2011, we recorded a settlement of our asset servicing fee receivable and additional structural advisory fee receivable in connection with the deconsolidation of the NCSLT Trusts as of November 14, 2011. These service revenue receivables were reported in our Education Financing segment and eliminated in consolidation. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional details.

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

The short duration of many of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of cash equivalents (money market funds), short-term investments, federal funds sold, restricted cash and guaranteed investment contracts, deposits and restricted funds due to clients approximate fair value due to their short duration, and that the fair value of mortgage loans held to maturity is not materially different from its carrying value.

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

The following table discloses the carrying values and estimated fair values of certain financial instruments not recorded at fair value in our balance sheet:

	December 31, 2011(1)		June 30, 2011(1)
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$267,204	$212,257	$6,946,169	$5,009,277
Long-term borrowings	263,707	197,570	8,273,140	5,573,127

(1)	At June 30, 2011, education loans held to maturity, net of allowance for loan losses included $6.69 billion of loans held by the NCSLT Trusts and long-term borrowings included $7.99 billion of long-term borrowings of the NCSLT Trusts. These trusts were deconsolidated as of November 14, 2011. As a result, the education loans held to maturity by the NCSLT Trusts were not included in education loans held to maturity at December 31, 2011 and the long-term borrowings of the NCSLT Trusts were not included in long-term borrowings at December 31, 2011.

(10) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the Trust Certificate, effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007, fiscal 2008 and fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our tax return for fiscal 2010 in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of December 31, 2011, the IRS had not proposed any adjustments in connection with its audit.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE were in the alternative to the assessments against us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued an order (Order) regarding these proceedings. The Order reflected the following rulings and findings:

•	GATE was properly taxable as a financial institution, rather than a business corporation, for each of the tax years at issue;

•	GATE was entitled to apportion its income under applicable provisions of Massachusetts tax law for each of the tax years at issue;

•	GATE properly calculated one of the two applicable apportionment factors used to calculate GATE’s financial institution excise tax;

•

GATE incorrectly calculated the other apportionment factor, which we refer to as the Property Factor, by assigning all trust-owned education loans outside of Massachusetts rather than assigning all of them to Massachusetts; and

•	All penalties assessed to FMD and GATE were abated.

We expect an opinion to be issued by the ATB relating to the Order within six months. After the ATB has issued its opinion, we will consider an appeal of the Order’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the Order’s other findings.

In connection with the Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. We expect to make aggregate net tax and interest payments for GATE’s taxable years ended June 30, 2004, 2005 and 2006 of approximately $5.1 million, which represents the amount accrued as of December 31, 2011, during the fiscal quarter ending March 31, 2012. Any appeal of the Order by us would occur only after those payments and the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We cannot predict the timing of any such payments at this time.

(b) Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. We were not aware of any contingencies existing at our balance sheet date that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(c) Assumption of Potential Contingent Liabilities of Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed a liability limit of $20.0 million in the aggregate. Except in the case of third-party claims, neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceeded a deductible of $3.5 million, at which point Union Federal and UFSB-SPV would only be liable for amounts above the deductible up to the liability limit. Neither the liability limit nor the deductible would apply in cases of fraud, willful misconduct or gross negligence. In addition, the release was not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to the settlement agreement in connection with the restructuring.

FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the liability limit discussed above. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct or gross negligence, and agreed to provide a separate indemnity for third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. On December 15, 2011, FMD and certain of its subsidiaries entered into a letter agreement with the conduit lender and other secured parties pursuant to which, among other things, the conduit lender foreclosed on the collateral in satisfaction of UFSB-SPV’s obligations under the facility, the parties agreed to maintain existing servicing agreements with respect to the education loan portfolio formerly serving as collateral and the parties agreed that the obligations assumed by FMD in April 2010, but not its separate indemnity, will terminate on June 30, 2012. We were not aware of any contingencies existing at our balance sheet date that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(11) Segment Reporting

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

We also include in our Education Financing segment the financial results of Union Federal. Union Federal offers retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market demand accounts. On June 30, 2011, Union Federal launched the Union Federal Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE® Loan Program, a Monogram-based national K-12 education loan program, and began accepting applications under these programs as of July 1, 2011.

We also provide administrative and other services to securitization trusts that we facilitated, and until the deconsolidation of the NCSLT Trusts, provided asset servicing to the third-party owner of the Trust Certificate. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional information on the deconsolidation of the NCSLT Trusts.

Securitization Trusts

Our Securitization Trusts segment includes securitization trusts that purchased portfolios of education loans facilitated by us that we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17. Not all securitization trusts facilitated by us have been consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The key driver of the results of our Securitization Trusts segment is the performance of the underlying portfolio of education loans held by these trusts.

At July 1, 2010, 14 securitization trusts were consolidated, 11 of which were the NCSLT Trusts and 3 of which were GATE Trusts. On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. As such, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011. See Note 3, “Deconsolidation of Certain Securitization Trusts,” for additional information. As of December 31, 2011, we continued to consolidate the GATE Trusts. The administration of the GATE Trusts, including investor reporting and default prevention and collections management services, is provided by our Education Financing segment. The revenues earned by our Education Financing segment, and the expenses incurred by our Securitization Trusts segment in connection with such services, were eliminated in consolidation.

We own 100% of the residual interests of the GATE Trusts. To the extent that the GATE Trusts have residual cash flows, profits will ultimately be realized by our stockholders when those residual distributions are made. However, if cash flows of the GATE Trusts are insufficient to pay off the long-term borrowings and other legal obligations of these trusts, our stockholders would not be responsible for those losses. Any deficit generated by a consolidated securitization trust will reverse out of our accumulated deficit, and be recorded as a non-cash gain, when the trust’s liabilities are extinguished or the trust is deconsolidated by us. At December 31, 2011, the GATE Trusts had an accumulated deficit of $2.3 million.

Results of operations for our Securitization Trusts segment include interest income, net of any amortization of loan acquisition costs, which is generated on the education loan portfolios held by the consolidated securitization trusts, and interest expense related to the debt issued by these trusts to finance the purchase of education loans. General and administrative expenses include amounts paid to our Education Financing segment for additional structural advisory fees, trust administration, default prevention and collections management, as well as collection costs and trust expenses paid to unrelated third parties. The consolidated securitization trusts are managed in accordance with their applicable indentures and their tangible assets are limited to cash, allowable investments and education loan principal, as well as the related interest income receivables and recoverables on defaulted loans. Liabilities are limited to the debt issued to finance the education loans purchased and payables accrued in the normal course of operations, all of which have been structured to be non-recourse to the general credit of FMD, its operating subsidaries or any other securitization trust. In addition, our results of operations for the three months ended December 31, 2011 included the results of both the NCSLT Trusts and the GATE Trusts for approximately half of the quarter. Following the deconsolidation of the NCSLT Trusts, our results of operations for the remainder of the quarter included only the results of the GATE Trusts.

Operating results by segment were as follows:

	Three months ended December 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$726	$36,644	$6	$37,376	$441	$84,572	$10	$85,023
Interest expense	(231)	(7,069)	—	(7,300)	(234)	(16,050)	—	(16,284)

Net interest income	495	29,575	6	30,076	207	68,522	10	68,739
Provision for loan losses	82	(64,031)	—	(63,949)	(208)	(124,870)	—	(125,078)

Net interest income (loss) after provision for loan losses	577	(34,456)	6	(33,873)	(1)	(56,348)	10	(56,339)
Non-interest revenues:
Tuition payment processing fees	7,196	—	—	7,196	—	—	—	—
Additional structural advisory fees, asset servicing fees and residuals	(3,200)	—	181	(3,019)	5,123	—	(5,172)	(49)
Other administrative fees	3,536	191	(1,107)	2,620	4,138	282	(2,423)	1,997

Total non-interest revenues	7,532	191	(926)	6,797	9,261	282	(7,595)	1,948

Total revenues	8,109	(34,265)	(920)	(27,076)	9,260	(56,066)	(7,585)	(54,391)
Non-interest expenses:
Compensation and benefits expenses	10,525	—	—	10,525	8,154	—	—	8,154
General and administrative expenses	13,612	5,835	(1,105)	18,342	12,365	15,037	(6,786)	20,616

Total non-interest expenses	24,137	5,835	(1,105)	28,867	20,519	15,037	(6,786)	28,770

Loss before other income and income taxes	(16,028)	(40,100)	185	(55,943)	(11,259)	(71,103)	(799)	(83,161)
Other income:
Proceeds from TERI settlement	281	4	—	285	8,112	42,569	—	50,681
Gain from the deconsolidation of the NCSLT Trusts	—	1,237,359	358	1,237,717	—	—	—	—

Total other income	281	1,237,363	358	1,238,002	8,112	42,569	—	50,681

Income (loss) before income taxes	(15,747)	1,197,263	543	1,182,059	(3,147)	(28,534)	(799)	(32,480)
Income tax (benefit) expense	(12,209)	—	—	(12,209)	957	—	—	957

Net (loss) income	$(3,538)	$1,197,263	$543	$1,194,268	$(4,104)	$(28,534)	$(799)	$(33,437)

Net income (loss) per common share:
Basic	$(0.03)	$10.85	$—	$10.82	$(0.04)	$(0.28)	$(0.01)	$(0.33)
Diluted	(0.03)	10.85	—	10.82	(0.04)	(0.28)	(0.01)	(0.33)
Weighted-average common shares outstanding:
Basic				101,492				100,833
Diluted				110,381				100,833

	Six months ended December 31,
	2011				2010
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$1,280	$110,465	$18	$111,763	$921	$172,023	$20	$172,964
Interest expense	(470)	(20,386)	—	(20,856)	(617)	(34,093)	—	(34,710)

Net interest income	810	90,079	18	90,907	304	137,930	20	138,254
Provision for loan losses	254	(188,929)	—	(188,675)	(267)	(231,934)	—	(232,201)

Net interest income (loss) after provision for loan losses	1,064	(98,850)	18	(97,768)	37	(94,004)	20	(93,947)
Non-interest revenues:
Tuition payment processing fees	14,475	—	—	14,475	—	—	—	—
Additional structural advisory fees, asset servicing fees and residuals	(2,252)	—	(913)	(3,165)	5,482	—	(5,094)	388
Other administrative fees	7,301	571	(3,319)	4,553	8,785	575	(5,110)	4,250

Total non-interest revenues	19,524	571	(4,232)	15,863	14,267	575	(10,204)	4,638

Total revenues	20,588	(98,279)	(4,214)	(81,905)	14,304	(93,429)	(10,184)	(89,309)
Non-interest expenses:
Compensation and benefits expenses	21,676	—	—	21,676	16,025	—	—	16,025
General and administrative expenses	33,411	18,014	(3,902)	47,523	24,525	26,807	(9,619)	41,713

Total non-interest expenses	55,087	18,014	(3,902)	69,199	40,550	26,807	(9,619)	57,738

(Loss) income from operations	(34,499)	(116,293)	(312)	(151,104)	(26,246)	(120,236)	(565)	(147,047)
Other income:
Proceeds from TERI settlement	1,405	6,885	—	8,290	8,112	42,569	—	50,681
Gain from the deconsolidation of the NCSLT Trusts	—	1,237,359	358	1,237,717	—	—	—	—

Total other income	1,405	1,244,244	358	1,246,007	8,112	42,569	—	50,681

(Loss) before income taxes	(33,094)	1,127,951	46	1,094,903	(18,134)	(77,667)	(565)	(96,366)
Income tax (benefit) expense	(11,407)	—	—	(11,407)	2,039	—	—	2,039

Net (loss) income	$(21,687)	$1,127,951	$46	$1,106,310	$(20,173)	$(77,667)	$(565)	$(98,405)

Net income (loss) per common share:
Basic	$(0.20)	$10.23	$—	$10.03	$(0.20)	$(0.77)	$(0.01)	$(0.98)
Diluted	(0.20)	10.22	—	10.02	(0.20)	(0.77)	(0.01)	(0.98)
Weighted-average common shares outstanding:
Basic				101,413				100,802
Diluted				110,363				100,802

Eliminations and Deconsolidation

For the three and six months ended December 31, 2011 and 2010, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the corresponding expenses incurred by our

Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring and on-going fees for trust administration and default prevention and collections management, as well as elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

	December 31, 2011
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
Assets:
Cash, cash equivalents and short-term investments	$217,685	$—	$—	$217,685
Restricted cash and investments, at cost	144,489	9,294	—	153,783
Investments available for sale, at fair value	37,136	—	—	37,136
Education loans held to maturity	17,033	250,171	—	267,204
Service revenue receivables	14,304	—	(7,901)	6,403
Goodwill	19,548	—	—	19,548
Intangible assets, net	21,989	—	—	21,989
Other assets	26,027	6,776	(61)	32,742

Total assets	$498,211	$266,241	$(7,962)	$756,490

Liabilities:
Deposits	$68,147	$—	$—	$68,147
Restricted funds due to clients	143,967	—	(40)	143,927
Long-term borrowings	—	263,707	—	263,707
Other liabilities	49,027	4,808	(2,069)	51,766

Total liabilities	261,141	268,515	(2,109)	527,547
Total stockholders’ equity (deficit)	237,070	(2,274)	(5,853)	228,943

Total liabilities and stockholders’ equity (deficit)	$498,211	$266,241	$(7,962)	$756,490

	June 30, 2011
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
Assets:
Cash, cash equivalents and short-term investments	$267,367	$—	$—	$267,367
Restricted cash and investments, at cost	124,687	127,709	—	252,396
Investments available for sale, at fair value	11,019	—	—	11,019
Education loans held to maturity(1)	—	6,946,545	(376)	6,946,169
Service revenue receivables	29,610	—	(21,418)	8,192
Goodwill	19,548	—	—	19,548
Intangible assets, net	23,040	—	—	23,040
Other assets	32,279	97,046	(4,274)	125,051

Total assets	$507,550	$7,171,300	$(26,068)	$7,652,782

Liabilities:
Deposits	$60,492	$—	$—	$60,492
Restricted funds due to clients	124,194	—	(2,306)	121,888
Long-term borrowings(2)	—	8,273,140	—	8,273,140
Other liabilities	65,519	28,385	(16,703)	77,201

Total liabilities	250,205	8,301,525	(19,009)	8,532,721
Total stockholders’ equity (deficit)	257,345	(1,130,225)	(7,059)	(879,939)

Total liabilities and stockholders’ equity (deficit)	$507,550	$7,171,300	$(26,068)	$7,652,782

(1)	At June 30, 2011, education loans held to maturity net of allowance for loan losses included $6.69 billion of loans held by the NCSLT Trusts. These trusts were deconsolidated as of November 14, 2011.
(2)	At June 30, 2011, long-term borrowings included $7.99 billion of long-term borrowings of the NCSLT Trusts. These trusts were deconsolidated as of November 14, 2011.

(12) Net Interest Income

The following table reflects the components of net interest income:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$46	$155	$130	$337
Short-term investments and federal funds sold	52	72	109	149
Restricted cash and investments	212	76	492	170
Investments available for sale	171	47	241	98
Education loans held to maturity	36,810	84,598	110,627	172,039
Mortgage loans held to maturity	85	75	164	171

Total interest income	37,376	85,023	111,763	172,964
Interest expense:
Time and savings account deposits	95	114	193	300
Money market account deposits	67	22	127	61
Other interest-bearing liabilities	68	98	149	256
Long-term borrowings	7,070	16,050	20,387	34,093

Total interest expense	7,300	16,284	20,856	34,710

Net interest income	$30,076	$68,739	$90,907	$138,254

(13) Income Taxes

Our effective income tax rate is calculated on a consolidated basis. The securitization trusts are considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts is included in the tax returns of the trust owners rather than the trust entities themselves. As such, we record all income tax benefit or expense in our Education Financing segment.

We are subject to federal income tax as well as income tax in multiple U.S. state and local jurisdictions. The IRS has begun an audit of our tax returns for the taxable years 2007, 2008, 2009 and 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts treatment of GATE, a former subsidiary of FMD. See Note 10, “Commitments and Contingencies—Income Tax Matters,” above, and “Legal Proceedings” included in Item 1 of Part II of this quarterly report, for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2007 and June 30, 2010.

Unrecognized Tax Benefits

In connection with the Order issued by the ATB, as well as the expiration of the statute of limitations applicable to GATE’s tax year ended June 30, 2007, as described in Note 10, “Commitments and Contingencies—Income Tax Matters,” above, we adjusted our unrecognized tax benefits. The unrecognized tax benefits for the taxable year ended June 30, 2007 represented 56.2% of the total reduction. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended December 31, 2011 is as follows:

Six months ended December 31, 2011
(dollars in thousands)
Beginning unrecognized tax benefits	$30,936
Increase related to positions taken in the current year	—
Reduction as a result of ATB order and expiration of statute of limitations	(7,975)

Ending unrecognized tax benefits	$22,961

Beginning accrued interest	8,375
Interest expense recognized	1,100
Reduction to interest as a result of ATB order and expiration of statute of limitations	(4,516)

Ending accrued interest	$4,959

The ending balance at December 31, 2011 if recognized would favorably affect our effective income tax rate. We recognize interest and penalties, if any, in income tax expense when incurred.

(14) Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(dollars and shares in thousands, except per share amounts)
Net income (loss) available to common stockholders	$1,194,268	$(33,437)	$1,106,310	$(98,405)
Less: Earnings allocated to participating securities	95,754	—	88,766	—

Earnings (loss) allocated to common shares outstanding	1,098,514	(33,437)	1,017,544	(98,405)

Net income (loss) per common share:
Basic	$10.82	$(0.33)	$10.03	$(0.98)
Diluted	10.82	(0.33)	10.02	(0.98)
Weighted-average common shares outstanding:
Basic	101,492	100,833	101,413	100,802
Diluted	110,381	100,833	110,363	100,802

Anti-dilutive common stock equivalents	8,889	8,904	8,950	8,924

For the periods in which a net loss was incurred, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include restricted stock units, series B non-voting convertible preferred stock and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the report date.

(15) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $15.1 million and $11.7 million at December 31, 2011 and June 30, 2011, respectively. During the quarter ended December 31, 2011, Union Federal received a capital contribution of $4.0 million from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	December 31, 2011	June 30, 2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	52.0%	223.9%
Total risk-based capital	8.0	10.0	53.1	225.2
Tier 1 (core) capital	4.0	5.0	11.7	15.5

As of December 31, 2011 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve) as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. Prior to July 21, 2011, FMD’s primary federal regulator was the OTS and Union Federal’s primary federal regulators were the OTS and the Federal Deposit Insurance Corporation (FDIC).

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

In March 2010, our Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. The resolutions continue to be applied by the Federal Reserve.

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this quarterly report.

Part II. Other Information

Item 1.	Legal Proceedings.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE were in the alternative to the assessments against us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued an order, which we refer to as the Order, regarding these proceedings. The Order reflected the following rulings and findings:

•	GATE was properly taxable as a financial institution, rather than a business corporation, for each of the tax years at issue;

•	GATE was entitled to apportion its income under applicable provisions of Massachusetts tax law for each of the tax years at issue;

•	GATE properly calculated one of the two applicable apportionment factors used to calculate GATE’s financial institution excise tax;

•

GATE incorrectly calculated the other apportionment factor, which we refer to as the Property Factor, by assigning all trust-owned education loans outside of Massachusetts rather than assigning all of them to Massachusetts; and

•	All penalties assessed to FMD and GATE were abated.

We expect an opinion to be issued by the ATB relating to the Order within six months. After the ATB has issued its opinion, we will consider an appeal of the Order’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the Order’s other findings.

In connection with the Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. We expect to make aggregate net tax and interest payments for GATE’s taxable years ended June 30, 2004, 2005 and 2006 of approximately $5.1 million, which represents the amount accrued as of December 31, 2011, during the fiscal quarter ending March 31, 2012. Any appeal of the Order by us would occur only after those payments and the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We cannot predict the timing of any such payments at this time.

TERI Database Dispute

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order, in response to TERI’s motion. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. On December 23, 2010, FMD filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the United States District Court for the District of Massachusetts, which we refer to as the District Court. A hearing on the matter (Civil Action No. 11-10241 (DPW)), which FMD briefed in March 2011, occurred on June 1, 2011. On December 8, 2011, the District Court issued an order affirming the Database Order issued by the Bankruptcy Court, which we refer to as the District Court Order. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the United States Court of Appeals for the First Circuit. On January 12, 2012, the parties were notified of a mandatory pre-argument settlement conference, which is scheduled for February 10, 2012, pursuant to the First Circuit’s Civil Appeals Management Program.

There were no material developments during the second quarter of fiscal 2012 in the matter entitled “Internal Revenue Service Audit” included in Item 3 of Part I of our Annual Report.

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

•	If competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

•	We may be unable to realize all of the anticipated benefits of our acquisition of TMS.

•	We have consolidated and subsequently deconsolidated certain securitization trusts in our financial results, which has resulted in significant changes to the presentation of our financial statements.

•	ASU 2009-17 may result in increased volatility in our reported financial condition and results of operations.

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

•	Our financial and operating results are subject to seasonality and cyclicality.

•	In structuring and facilitating securitizations of our clients’ education loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.

•	Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

•	The price of our common stock may be volatile.

Finally, we have deleted the following risk factors that were disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management and asset servicing. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements with two lender clients and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. On June 30, 2011, we launched two Monogram-based loan programs through Union Federal and began accepting applications under these programs on July 1, 2011. In November 2011, we began offering refund management services to education institutions and students through TMS. Successful sales of our service offerings, particularly our Monogram platform and TMS services, will be critical to stemming the losses of our Education Financing segment and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. We are uncertain of the total application volume for fiscal 2012 and beyond, the extent to which application volume will ultimately result in disbursed loans or the overall characteristics of the disbursed loan portfolio. If we are unsuccessful in originating Monogram-based loans, we may encounter difficulty in the future in signing new lender clients.

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

Through February 9, 2012, we had entered into loan program agreements with three lender clients for Monogram-based loan programs, including our subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through February 9, 2012. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and we would need to obtain regulatory approval prior to any material change to Union Federal’s business plan, as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

We have provided credit enhancements in connection with Monogram-based loan programs for our initial lender clients and may enter into similar arrangements in connection with future loan programs. As a result, we have capital at risk in connection with our lender clients’ loan programs. We may lose the capital we have provided and our financial results could be adversely affected.

In connection with our initial three lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement. We expect that the amount of any such credit enhancement arrangement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the anticipated size of the lender’s program and the underwriting guidelines of the program, as well as the particular terms of our business relationship with the lender. Should additional lenders require credit enhancement from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us. In addition, growth of Union Federal’s Monogram-based loan programs may be constrained by the amount of regulatory capital we are able to provide.

We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders. As of February 6, 2012, the balance of our funded credit enhancements was $3.7 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform, and we may need to adjust marketing, pricing or other strategies from time to time based on the distribution of loan volume among credit tiers or competitive considerations. We must closely monitor the characteristics and performance of each lender’s loan portfolio in order to suggest adjustments to the lenders’ programs and tailor our default prevention and collections management strategies. The infrastructure that we have built for such monitoring requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies, and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts or, in the case of Union Federal, deposit accounts, may increase.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our three initial lender clients’ Monogram-based loan programs, in order for our Education Financing segment to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to Union Federal’s Monogram-based loan programs. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal loans and eliminated FFELP as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or income with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

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

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its private education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s private education loan programs continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include JPMorgan Chase Bank, N.A., Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, FACTS Management and Higher One Payments, Inc. compete directly with TMS.

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

In May 2008, the Ensuring Continued Access to Student Loans Act of 2008 was signed into law containing provisions which might adversely impact the demand for private education loans and outsourcing services provided by us, availability and flow of funds for education loans and our liquidity position. Among other things, the Act:

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

In addition, if education loans were or are marketed by our clients in a manner that is unfair or deceptive, or if the marketing, origination or servicing violated or violates any applicable law, federal or state unfair and deceptive practices acts could impose liability or create defenses to the enforceability of the loan. Investigations by state Attorneys General, the CFPB, the U.S. Congress or others could have a negative impact on lenders’ desire to market education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of education loans.

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

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued the Database Order, in response to TERI’s motion. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend the contractual restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. In December 2010, FMD filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the United States District Court for the District of Massachusetts, which we refer to as the District Court. On December 8, 2011, the District Court affirmed the Database Order, which we refer to as the District Court Order. A mandatory pre-argument settlement conference among FMD and TERI has been scheduled for February 10, 2012. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the United States Court of Appeals for the First Circuit. If the mediation or our appeal is unsuccessful, or if we are not otherwise successful in preventing TERI from selling, licensing or transferring the subset of our database that we provided in 2008, the competitive advantage of our loan database could diminish.

If we are unable to protect the confidentiality of our proprietary information and processes, the value of our services and technology could be adversely affected.

We rely on trade secret laws and restrictions on disclosure to protect our proprietary information and processes. We have entered into confidentiality agreements with third parties and with most of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. Although we sought in the context of the TERI Reorganization to limit TERI’s rights with respect to a historical loan database that we provided in 2008, the Bankruptcy Court issued the Database Order in December 2010, which was affirmed by the District Court in December 2011. We may not ultimately be successful in preventing TERI from selling, licensing or transferring that database.

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

As of December 31, 2011, the Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administer and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We may be unable to realize all of the anticipated benefits of our acquisition of TMS.

Our acquisition of TMS on December 31, 2010 was a significant transaction for us. We have made several assumptions regarding cost and revenue synergies in connection with our acquisition of TMS, many of which are dependent upon how successful we are in integrating operations of TMS and retaining and growing its client base.

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

Risks Related to Our Financial Reporting and Liquidity

We have consolidated and subsequently deconsolidated certain securitization trusts in our financial results, which has resulted in significant changes to the presentation of our financial statements.

As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008 and previously accounted for off-balance sheet, and we deconsolidated our subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result of these changes, as of July 1, 2010, we recorded a net increase in total assets and total liabilities of approximately $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of approximately $880.1 million. We adjusted our opening retained earnings by $990.3 million for the net deficit of the consolidated securitization trusts, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, we recognize interest income associated with securitized assets, including education loans held by the consolidated securitization trusts, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognize interest expense associated with debt issued by the consolidated securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees, from off-balance sheet VIEs that are not consolidated.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings, as of November 14, 2011. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” and Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. Following this deconsolidation, we remain subject to ASU 2009-17 and continue to consolidate the results of the GATE Trusts.

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

We are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate. As a result, determinations that we make from time to time will be susceptible to change. For example, upon the sale of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement, we determined that we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. See Note 3, “Deconsolidation of Certain Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

The accounting for these matters is complex. In addition, there is little precedent with regard to the deconsolidation of VIEs. Failure to accurately apply ASU 2009-17 could result in additional deconsolidation or consolidation of securitization trusts, which could materially affect our financial statements and make analysis of our financial standing difficult.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, the allowance for loan losses and related provision, income taxes relating to uncertain tax positions accrued for under FIN 48, the valuation of our deposits for participation accounts, recognition of interest income on delinquent and defaulted education loans and our determination of goodwill and intangible asset impairment.

In our determination of the fair value of our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value because there are no quoted market prices. Our key assumptions to estimate fair value include, as applicable:

•	Discount rates, which we use to estimate the present fair value of our future cash flows;

•	The annual rate and timing of education loan prepayments;

•	The trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time;

•	The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as forbearance programs and alternative payment plans;

•	The expected amount and timing of recoveries on defaulted education loans, including collections costs; and

•	The fees and expenses of the securitization trusts.

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

If the actual performance of the education loan portfolios held by us, some or all of the securitization trusts, or our clients who hold Monogram-based loans were to vary appreciably from the assumptions we use, we may need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual loan losses could be significantly greater than our allowance, and our actual service revenues or releases from participation accounts could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions. Furthermore, the GATE Trusts generally hold education loans that benefit from credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits. If loan default experience exceeds the guarantees on the education loans that benefit from these credit enhancement arrangements, or if the guarantors of such loans are unable to fulfill their respective responsibilities, our financial results could be adversely affected.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

Effective March 31, 2009, we completed the sale of the Trust Certificate, which generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the Trust Certificate. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs. We did not accrue any amounts relating to the IRS audit in our balance sheet as of December 31, 2011.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the Order regarding these proceedings. We expect to make aggregate net tax and interest payments for GATE’s taxable years ended June 30, 2004, 2005 and 2006 of approximately $5.1 million, which represents the amount accrued as of December 31, 2011, during the fiscal quarter ending March 31, 2012. Any appeal of the Order by us would occur only after those payments and the issuance of the ATB’s opinion. The Commissioner may also consider an appeal of the Order’s findings. If we are unsuccessful in an appeal of the Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We cannot predict the timing of any such payments at this time.

See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report, and “Legal Proceedings” included in Item 1 of Part II of this quarter report, for additional information on the IRS audit and the ATB matters.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 10, “Commitments and Contingencies—Performance Guaranty,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third party conduit lender released potential claims against Union Federal and UFSB-SPV pursuant to an indenture relating to the facility based upon events arising prior to April 16, 2010, subject to certain liability limits. FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the same liability limits. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct or gross negligence, and agreed to provide a separate indemnity for third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. On December 15, 2011, FMD and certain of its subsidiaries entered into a letter agreement with the conduit lender and other secured parties pursuant to which, among other things, the conduit lender foreclosed on the collateral in satisfaction of UFSB-SPV’s obligations under the facility, the parties agreed to maintain existing servicing arrangements with respect to the education loan portfolio formerly serving as collateral and the parties agreed that the obligations assumed by FMD, but not its separate indemnity, will terminate on June 30, 2012. See Note 10, “Commitments and Contingencies—Assumption of Potential Contingent Liabilities of Union Federal,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse affect on our liquidity or financial condition.

Changes in interest rates could affect the value of our additional structural advisory fee and residual receivables, as well as demand for education loans and our services.

Education loans held by us and the securitization trusts facilitated by us typically carry floating interest rates tied to prevailing short-term interest rates. Changes in interest rates could have the following effects on us:

•

Higher interest rates would increase the cost of the loan to the borrower, which, in turn, could cause an increase in delinquency and default rates for outstanding education loans, as well as increased use of forbearance programs;

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

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if our Education Financing segment will return to profitability. We may require additional funds for our products, operating expenses, including expenditures relating to TMS, capital in connection with credit enhancement arrangements for Monogram-based loan programs, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of December 31, 2011, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail or delay plans for TMS or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 15, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At December 31, 2011, we had $19.5 million of goodwill and $22.0 million of intangible assets related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The financial and operational results of our Education Financing segment are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest loan application volume during the summer months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. We expect this seasonality of education loan originations to continue as we re-enter the market and expect it to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate loan application volume and process the higher origination activity. In addition, TMS’ financial and operating results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to

July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year. In addition, TMS holds restricted cash that represents tuition payments collected from students or their families on behalf of educational institutions. This cash reflects a certain cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, at the end of the school year. Since our acquisition of TMS on December 31, 2010, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $64.0 million during May 2011.

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

In structuring and facilitating securitizations of our clients’ education loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.

We facilitated and structured a number of special purpose trusts that have been used in securitizations to finance education loans that our clients originated, including securitization trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those securitization trusts have issued, we could be deemed responsible and could be liable to those investors for damages. We could also be liable to investors or other parties for certain updated information that we have provided subsequent to the original ABS issuances by the trusts. If we have failed to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts made statements that were misleading in any material respect in information delivered to investors in any securities or if we breach any duties as the structuring advisor, administrator or special servicer of the securitization trusts, it is possible that we could be sued and ultimately held liable to an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections guidelines and may increase as the performance of the securitization trusts’ loan portfolios degrades, and rating agencies over the past several years have downgraded various ABS issued by the trusts we facilitated. TERI’s confirmed plan of reorganization provides exculpation for certain of our actions as administrator of the securitization trusts in connection with the TERI Reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI Reorganization. Recent investigations by state Attorneys General, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information.

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

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB was unable to supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director was confirmed. Now that a CFPB Bureau Director has been appointed, the CFPB has initiated its examination program of non-depository institutions (which could include service providers such as FMER). The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and Union Federal’s operating subsidiary FM Loan Origination Services, LLC, or FMLOS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal.

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

Violations or changes in federal or state consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, constrain the marketing of education loans, adversely affect the collection of balances due on the loan assets held by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in federal or state consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.

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

Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would negatively impair our business reputation and ability to operate our business. In addition, the loan assets held by securitization trusts that we have structured could be adversely impacted by violation of tax or consumer protection laws or changes in bankruptcy laws. In such event, the value of our residual interests or additional structural advisory fees could also be adversely impacted. In some cases, such violations may render the loan assets unenforceable.

A Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the performance of the securitization trusts, the key assumptions we use to estimate the fair value of our service revenue receivables, and/or the competiveness of our Monogram platform.

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

Additional state consumer protection laws would be applicable to the education loans we facilitate if we, or any third-party loan marketer engaged by us, were re-characterized as a lender, and the education loans (or the provisions governing interest rates, fees and other charges) could be unenforceable unless we or a third-party loan marketer had the requisite licenses or other authority to make such loans. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial delay or cost to us. There have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending; however, if such actions occurred, they could have a material adverse effect on our business.

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

•

Unfavorable developments in litigation or proceedings in which we are involved, including any challenges to tax refunds previously received in the amount of $176.6 million as a result of the ongoing IRS audit of our past tax returns and the resolution of any appeal of the ATB’s Order in the cases pertaining to our Massachusetts state income tax returns;

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

Our directors and executive officers, and entities affiliated with them, owned approximately 19.6% of the outstanding shares of our common stock as of December 31, 2011, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,208,236 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended December 31, 2011 regarding shares of our common stock that were repurchased under a repurchase plan authorized by our Board of Directors in April 2007, which we refer to as the 2007 Stock Repurchase Plan, our 2003 stock incentive plan, which we refer to as the 2003 Plan, and our 2011 stock incentive plan, which we refer to as the 2011 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
				(shares in thousands)
2007 Stock Repurchase Plan(1):
Balance, beginning of period:				8,831
October 1—31, 2011	—	—	—	8,831
November 1—30, 2011	—	—	—	8,831
December 1—31, 2011	—	—	—	8,831

Total 2007 Stock Repurchase Plan	—	—	—	—
Other(2) :
October 1—31, 2011	—	—	—	N/A
November 1—30, 2011	—	—	—	N/A
December 1—31, 2011	291	$1.39	—	N/A

Total Other	—	—	—	N/A

Total Purchases of Equity Securities	291	1.39	—

(1)	Our Board of Directors terminated the 2007 Stock Repurchase Plan on December 20, 2011. The 2007 Stock Repurchase Plan had been approved by our Board of Directors on April 24, 2007 and had authorized the repurchase of up to 10,000,000 shares of our common stock.
(2)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: February 9, 2012	By:	/s/ KENNETH KLIPPER
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Purchase and Assignment Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and VCG Special Opportunities Master Fund Limited

10.2(1)	Inducement Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.3(2)††	Fifth Amendment to Loan Program Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.4(3)#	2011 Stock Incentive Plan

10.5(4)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2011 Stock Incentive Plan

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(4)	Static pool data as of December 31, 2011

99.2(4)	Supplemental presentation dated December 31, 2011

101.INS(5)	Instance Document

101.SCH(5)	Taxonomy Extension Schema Document

101.CAL(5)	Taxonomy Calculation Linkbase Document

101.LAB(5)	Taxonomy Label Linkbase Document

101.PRE(5)	Taxonomy Presentation Linkbase Document

101.DEF(5)	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 15, 2011.
(3)	Incorporated by reference to exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 17, 2011.
(4)	Incorporated by reference to exhibits to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2012.
(5)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.
††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
#	This Exhibit is a management contract or compensatory plan or arrangement.