Form 10-Q
period 2012-03-31
FIRST MARBLEHEAD CORP
filed 2012-05-10
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, the registrant had 101,920,601 shares of common stock, $0.01 par value per share, outstanding.

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

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected trust or loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth below under “—Application of Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 10, 2012.

Executive Summary

Overview

We are a specialty finance company focused on education loan programs for K-12, undergraduate and graduate students in the United States, as well as tuition planning, tuition billing and payment technology services. We partner with lenders to design and administer school-certified education loan programs to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC, which we refer to as TMS. We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary Union Federal Savings Bank, which we refer to as Union FederalSM, offers retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market demand accounts.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 to focus on fee-based revenues. Our long term success depends on the continued development of four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly revenues for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of Union Federal, deposit accounts, to serve as a first loss reserve for defaulted program loans. As consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

•

Banking services—Union Federal generates revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, and holding them to maturity. In addition, Union Federal offers retail banking products on a stand-alone, fee-for-service basis.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our clients. We have a right of first refusal if one of our partner lenders wishes to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include warehouse conduits as well as whole loan sales. We can earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing, refund management services and retail banking products are each available on a stand-alone, fee-for-service basis.

Deconsolidation Events

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

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings, as of November 14, 2011. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. The impact of this deconsolidation was reported in our Securitization Trusts segment.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc., which we refer to as FMDS, for $13.7 million in cash. FMDS serves as the trust administrator of securitization trusts that we previously facilitated. On March 30, 2012, the new third party owner of FMDS terminated the agreement with our subsidiary First Marblehead Education Resources, Inc., which we refer to as FMER, for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of these trusts. As such, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our statement of operations for our Securitization Trust segment, representing the accumulated deficit in these trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests related to these trusts that were previously eliminated as part of our adoption of ASU 2009-17, resulting in a total non-cash gain of $10.9 million for the deconsolidation event. Our consolidated income statement for the period ended March 31, 2012 included the results of the GATE Trusts for the entire quarter.

As a result of the events described above, we have deconsolidated all of the securitization trusts previously required to be consolidated under the accounting rules adopted on July 1, 2010, and we do not expect to maintain a Securitization Trusts segment in future periods.

See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Segment Reporting

Through the fiscal quarter ended March 31, 2012, we managed our operations through two business segments, Education Financing and Securitization Trusts:

Education Financing

Our Education Financing segment includes the services we perform in designing and implementing various education loan programs as well as other services, including portfolio management. Until the deconsolidation of the NCSLT Trusts, we also provided asset servicing services, and until the sale of FMDS, we also provided trust administration services. Our Education Financing segment also includes the results of Union Federal, including its Monogram-based loan programs and retail banking products, and, beginning on January 1, 2011, the results of TMS, including its tuition payment processing and transactional services. The key drivers of our results of operations and financial condition for our Education Financing segment are facilitated loan volume based on our Monogram platform and the volume of tuition payments processed by TMS. In addition, we are entitled over time to receive additional structural advisory fees and residual cash flows from the NCT Trusts for our past securitization services.

Securitization Trusts

Our Securitization Trusts segment includes securitization trusts that purchased portfolios of education loans facilitated by us that we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17, though not all securitization trusts facilitated by us were consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The key driver of the results of our Securitization Trusts segment has been the performance of the underlying portfolio of education loans held by the consolidated trusts.

See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

•

On November 12, 2011, we received notice that the Massachusetts Appellate Tax Board, or ATB, had issued an order, which we refer to as the Order, in cases related to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD, for fiscal 2004 through fiscal 2006. We expect an opinion to be issued by the ATB relating to the Order within approximately six months from the ATB notice. As a result of the Order, we recorded an income tax benefit of $12.5 million for the quarter ended December 31, 2011. In March 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the Order by us would occur only after the issuance of the ATB’s opinion. See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

•

On November 14, 2011, we received $13.0 million in cash upon the sale to a third party of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement. As a result of this sale, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011, recognizing a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation. See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

•

On November 14, 2011, we entered into an amendment to our loan program agreement with SunTrust Bank to, among other things, expand and extend our relationship with SunTrust Bank to 2015, thereby substantially increasing the volume capacity for Monogram-based education loan originations under the SunTrust Bank loan program.

•

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary FMDS for $13.7 million in cash, resulting in a gain of $12.6 million. FMDS serves as the trust administrator of securitization trusts that we previously facilitated.

•

On March 30, 2012, the new third party owner of FMDS terminated the agreement with FMER for the special servicing of the NCT Trusts. As a result of the termination of the agreement, we deconsolidated the assets and liabilities of the GATE Trusts as of March 31, 2012. We recorded a non-cash gain of $10.9 million in our consolidated statement of operations upon deconsolidation. See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Loan Origination

During the first quarter of fiscal 2011, we began performing services for two lender clients related to school-certified education loan programs funded by these lender clients based on our Monogram platform. On June 30, 2011, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our three lender clients’ Monogram-based loan programs are a significant step in our return to the education lending marketplace.

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

The following table presents our loan origination with respect to our Monogram-based programs through April 30, 2012:

	July 1, 2011 – April 30, 2012			Fiscal 2011
	Partnered Lending	Union Federal	Total	Partnered Lending	Union Federal	Total
Applications	$172,995,162	$509,005,326	$682,000,488	$96,374,499	$—	$96,374,499
Approved Applications	50,297,870	97,187,774	147,485,644	27,981,817	—	27,981,817
Booked Loans	20,749,398	33,644,218	54,393,616	6,233,976	—	6,233,976
Disbursed Loans	21,082,788	32,550,114	53,632,902	5,268,080	—	5,268,080

Portfolio Performance

Credit performance of consumer-related loans generally have been adversely affected by general economic conditions in the United States over the past three years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaults. These conditions have had, and may continue to have, a material adverse effect on the loan portfolio performance of the securitization trusts that we previously facilitated and, accordingly, the estimated fair value of our service revenue receivables from those trusts. Further, our Monogram-based education loan portfolios have yet to experience significant adverse portfolio performance as a majority of this portfolio has yet to experience more than 12-months of seasoning. As such, in evaluating loan portfolio performance, we review projected gross default rates, post-default recovery rates, the availability of third-party credit enhancement and the creditworthiness of various guarantors that provide any such credit enhancement.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2011 compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans that exhibited a strong credit profile. Additionally, in fiscal 2011 investors demonstrated interest in longer duration ABS in the sector. However, global capital markets experienced volatility during the first nine months of fiscal 2012, particularly in light of the credit turmoil in Europe. We believe that, as a result of the recent market trends, there has been a tightening in credit spreads for the private education loan securitization marketplace during fiscal

2012 and that there may be opportunities to finance private education loans in the ABS market. The structure and economics of any financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of wider credit spreads and additional cash requirements on our part.

Uncertainties

The near-term financial performance and future growth of our Education Financing segment depends in large part on our ability to successfully and efficiently market our Monogram platform and TMS services and originate education loans through Union Federal so that we may grow and diversify our client base and revenues. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the results from the 2011-2012 academic year demonstrate market demand for Monogram-based education loans.

We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute now because our lender clients’ Monogram-based loan programs were initially launched in late fiscal 2011.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with three lenders. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated in the 2011-2012 academic year will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our three lender clients, one of which is our subsidiary Union Federal, or any additional lender clients, during the upcoming peak season for the 2012-2013 academic year. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Union Federal, as well as financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our initial three lender clients with lower credit enhancement levels and higher capital market advance rates than those available today. We must also achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition.

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

•

An adverse outcome relating to the federal income tax treatment of our sale of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate, in fiscal 2009 or our asset services agreement with the purchaser of the Trust Certificate, including any challenge related to federal tax refunds previously received in the amount of $176.6 million as a result of the audit currently being conducted by the Internal Revenue Service, or IRS;

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

•

Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, an independent agency within the Board of Governors of the Federal Reserve System, or Federal Reserve, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators of education loans, such as our subsidiary FMER;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Three and Nine Months Ended March 31, 2012 and 2011

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

Our results of operations for the three months ended March 31, 2012 included the results of the GATE Trusts, which were deconsolidated effective March 31, 2012. See “—Executive Summary—Deconsolidation Events” above and Note 3, “Deconsolidations of Securitization Trusts,” in the notes of our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. For the three months ended March 31, 2011, we included the deconsolidated balances related to the NCSLT Trusts in the “Deconsolidations and Eliminations” column below in order to make the segment presentation comparable period over period.

The following table summarizes our results of operations by reporting segment:

	Three months ended March 31,
	2012				2011
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Deconsolidations & Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$963	$1,637	$—	$2,600	$341	$2,027	$(11,321)	$(8,953)
Non-interest revenues	14,223	7	(4,160)	10,070	(14,958)	7	21,089	6,138

Total revenues	15,186	1,644	(4,160)	12,670	(14,617)	2,034	9,768	(2,815)
Non-interest expenses	25,509	1,078	(855)	25,732	27,178	374	9,059	36,611

Income (loss) from operations	(10,323)	566	(3,305)	(13,062)	(41,795)	1,660	709	(39,426)
Other income:
Gain from deconsolidations of trusts	—	1,709	9,156	10,865	—	—	—	—
Gain on sale of trust administrator	12,571	—	—	12,571	—	—	—	—
Proceeds from TERI settlement	—	—	—	—	—	—	18	18

Total other income	12,571	1,709	9,156	23,436	—	—	18	18

Income (loss) before income taxes	2,248	2,275	5,851	10,374	(41,795)	1,660	727	(39,408)
Income tax expense (benefit)	516	—	—	516	(82)	—	—	(82)

Net income (loss)	$1,732	$2,275	$5,851	$9,858	$(41,713)	$1,660	$727	$(39,326)

Net income (loss) per common share:
Basic	$0.02	$0.02	$0.05	$0.09	$(0.41)	$0.02	$—	$(0.39)
Diluted	0.02	0.02	0.05	0.09	(0.41)	0.02	—	(0.39)
Weighted-average common shares outstanding:
Basic				101,554				100,834
Diluted				110,573				100,834

Net income for the three months ended March 31, 2012 was $9.9 million, or $0.09 per fully diluted common share, compared to a net loss of $39.3 million, or $0.39 per fully diluted common share, for the three months ended March 31, 2011. The improvement in earnings of $49.2 million was a result of an increase of $23.5 million in other income, an increase of $15.5 million in revenues and a decline of $10.9 million in non-interest expenses. The increase in other income was the result of the $12.6 million gain on the sale of FMDS and the $10.9 million non-cash gain upon the deconsolidation of the GATE Trusts recorded during the quarter ended March 31, 2012. The increase in revenues was largely attributable to an increase of $11.6 million in our net interest income after the provision for loan losses principally due to a lower provision for loan losses. The decrease in non-interest expenses was driven by a decrease in general and administrative expenses of $10.9 million principally due to the reduction of trust collection costs and other trust related expenses.

	Nine months ended March 31,
	2012				2011
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income (loss) after provision for loan losses	$2,027	$(97,213)	$18	$(95,168)	$378	$(103,307)	$29	$(102,900)
Non-interest revenues	33,747	578	(8,392)	25,933	(691)	2,393	9,074	10,776

Total revenues	35,774	(96,635)	(8,374)	(69,235)	(313)	(100,914)	9,103	(92,124)
Non-interest expenses	80,596	19,092	(4,757)	94,931	67,728	17,083	9,538	94,349

Loss from operations	(44,822)	(115,727)	(3,617)	(164,166)	(68,041)	(117,997)	(435)	(186,473)
Other income:
Gain from deconsolidations of trusts	—	1,239,068	9,514	1,248,582	—	—	—	—
Gain on sale of trust administrator	12,571	—	—	12,571	—	—	—	—
Proceeds from TERI settlement	1,405	6,885	—	8,290	8,112	42,587	—	50,699

Total other income	13,976	1,245,953	9,514	1,269,443	8,112	42,587	—	50,699

Income (loss) before income taxes	(30,846)	1,130,226	5,897	1,105,277	(59,929)	(75,410)	(435)	(135,774)
Income tax expense (benefit)	(10,891)	—	—	(10,891)	1,957	—	—	1,957

Net income (loss)	$(19,955)	$1,130,226	$5,897	$1,116,168	$(61,886)	$(75,410)	$(435)	$(137,731)

Net income (loss) per common share:
Basic	$(0.18)	$10.25	$0.05	$10.12	$(0.61)	$(0.75)	$(0.01)	$(1.37)
Diluted	(0.18)	10.23	0.05	10.10	(0.61)	(0.75)	(0.01)	(1.37)
Weighted average common shares outstanding:
Basic				101,459				100,809
Diluted				110,499				100,809

Net income for the nine months ended March 31, 2012 was $1.12 billion, or $10.10 per fully diluted common share, compared with a net loss of $137.7 million, or $1.37 per fully diluted common share, for the nine months ended March 31, 2011. The increase in net income was largely attributable to the $1.25 billion increase in other income principally as a result of the non-cash gain from the deconsolidations of the NCSLT Trusts and the GATE Trusts. The loss from operations for our Education Financing segment improved by $23.2 million principally as a result of higher total revenues of $36.1 million largely due to a loss of $26.4 million taken in the prior nine month period for the valuation of the service revenue receivables partially offset by $12.9 million in higher non-interest expenses largely due to the addition of the TMS operations subsequent to the acquisition on December 31, 2010.

The following sections provide additional detail on the financial results of our reporting segments for the three and nine months ended March 31, 2012 as compared to the three and nine months ended March 31, 2011:

Education Financing

We offer clients the opportunity to outsource key components of their education financing programs to us by offering the following services:

•

Loan origination—We offer a comprehensive suite of services to schools and lenders covering the entire life-cycle of an education loan. Services include program design, sales and marketing support, application intake, credit decisioning, disbursement processing and portfolio management throughout the repayment term. Through our Monogram platform, we are able to customize our services to meet the specific branding, pricing and underwriting requirements of our clients.

•

Tuition billing and payment processing—As of January 1, 2011, we expanded our service offerings to include tuition planning, tuition billing and payment technology services for educational institutions. TMS serves over 700 K-12, college and university clients and maintains relationships with more than 350,000 households nationwide.

•	Refund management—Beginning in November 2011, we expanded our service offerings to include a service to schools and students for processing refunds.

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

•

Securitization—Historically, we have facilitated securitizations to serve as a source of permanent financing for education loans originated by Union Federal and our lender clients. As demand for securitizations backed by private education loans reemerges, we hope to participate in future securitizations or other capital markets transactions, subject to market acceptance and conditions.

Loan origination and portfolio management services are each offered as an integrated part of our Monogram platform or on a stand-alone, fee-for-service basis. Tuition billing and payment processing, refund management services and retail banking products are each offered on a stand-alone, fee-for-service basis. Until the deconsolidation of the NCSLT Trusts, we provided asset servicing and until the sale of FMDS, we provided trust administration services.

Our Monogram platform enables a lender to customize some or all of our education loan service offerings based on the lender’s particular needs, including its risk control and investment return objectives. Specifically, in consultation with us, the lender can customize the range of loan terms offered to its qualified applicants, such as borrower repayment options, repayment terms and borrower pricing. Our Monogram platform is based on our proprietary origination risk score model, which uses borrower and cosigner attributes, as well as distribution channel variables, to assign a specific level of credit risk to the application at the time of initial credit decisioning. A score is assigned to each application and governs the loan terms and features offered to applicants who pass the credit review. Lenders may provide all loan repayment options to all applicants who pass the credit review or restrict repayment options based on applicants’ risk scores. Our online application also provides a qualified applicant with some ability to configure loan terms, showing the financial effects of the choices using a real-time repayment calculator. A Monogram-based loan program can be structured so that lenders hold the education loans through the scheduled repayment, prepayment or default, or for some limited period of time before disposing of the loans in a capital markets transaction, if available. Education loans generated through our Monogram platform to date generally have shorter repayment periods, an increased percentage of borrowers making payments while in school and comparable cosigner participation rates, in each case when compared to loans generated under programs that we previously facilitated. The success of our Monogram platform will be a key driver of our future financial results and will be critical to growing and diversifying our revenue and client base.

The first education loans based on our Monogram platform were disbursed during the first quarter of fiscal 2011. In connection with our initial three lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first loss reserve for defaulted program loans. The deposit accounts for Union Federal were eliminated in the preparation of our consolidated financial statements. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders. As consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

The following table presents our results of operations and summary of changes for our Education Financing segment:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2012	2011	2012 - 2011	2012	2011	2012 - 2011
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$950	$557	$393	$2,230	$1,478	$752
Interest expense	(209)	(206)	(3)	(679)	(823)	144

Net interest income	741	351	390	1,551	655	896
Provision for loan losses	222	(10)	232	476	(277)	753

Net interest income (loss) after provision for loan losses	963	341	622	2,027	378	1,649
Non-interest revenues:
Tuition payment processing fees	7,697	7,055	642	22,172	7,055	15,117
Additional structural advisory fees, asset servicing fees and residuals trust updates	2,454	(26,372)	28,826	202	(20,890)	21,092
Other administrative fees	4,072	4,359	(287)	11,373	13,144	(1,771)

Total non-interest revenues	14,223	(14,958)	29,181	33,747	(691)	34,438

Total revenues	15,186	(14,617)	29,803	35,774	(313)	36,087
Total non-interest expenses	25,509	27,178	(1,669)	80,596	67,728	12,868

Loss from operations	(10,323)	(41,795)	31,472	(44,822)	(68,041)	23,219
Other income:
Gain on sale of trust administrator	12,571	—	12,571	12,571	—	12,571
Proceeds from TERI settlement	—	—	—	1,405	8,112	(6,707)

Total other income	12,571	—	12,571	13,976	8,112	5,864

Income (loss) before income taxes	2,248	(41,795)	44,043	(30,846)	(59,929)	29,083
Income tax expense (benefit)	516	(82)	598	(10,891)	1,957	(12,848)

Net income (loss)	$1,732	$(41,713)	$43,445	$(19,955)	$(61,886)	$41,931

Overall Results

The net income (loss) for our Education Financing segment improved by $43.4 million to net income of $1.7 million for the three months ended March 31, 2012 from a net loss of $41.7 million for the three months ended March 31, 2011. The improvement was principally as a result of a loss of $26.4 million recorded on the valuation of our service revenue receivables for the quarter ended March 31, 2011 and an increase of $12.6 million in other income for the gain on the sale of FMDS for the quarter ended March 31, 2012.

The net loss for our Education Financing segment for the nine months ended March 31, 2012 decreased by $41.9 million to $20.0 million from $61.9 million for the nine months ended March 31, 2011. The improvement was principally due to an increase in non-interest revenues of $34.4 million, largely due to losses recorded on the valuation of our service revenue receivables in the prior year combined with an increase in tuition payment processing fees of $15.1 million attributable to TMS being included in our fiscal 2012 results for nine months, as compared to being included for only three months in the nine months ended March 31, 2011. Non-interest expenses increased by $12.9 million as a result of our acquisition of TMS and increased marketing costs incurred to originate education loans at Union Federal but were offset by a higher income tax benefit of $12.8 million as a result of the ATB’s order.

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses for the three and nine months ended March 31, 2012 increased by $622 thousand and $1.6 million, respectively, compared to the three and nine months ended March 31, 2011. The increases resulted from an improved net interest margin due to an increase in net interest income from higher-yielding investment securities and education loans, coupled with a decline in interest rates paid on time and savings deposits. The provision for loan losses for the three and nine months ended March 31, 2012 improved by $232 thousand and $753 thousand, respectively, compared to the three and nine months ended March 31, 2011, reflecting higher cash recoveries received during fiscal 2012 on previously defaulted education loans transferred by Union Federal to FMD in 2009. See “—Financial Condition—Consolidated Average Balance Sheet” below for additional information on our consolidated average balance sheet and interest rates earned and paid.

Non-Interest Revenues

Non-interest revenues for our Education Financing segment include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support and fees related to our Monogram platform, as well as fees for trust administration and portfolio management performed on behalf of the securitization trusts that we facilitated. Non-interest revenues for the three and nine months ended March 31, 2012 were $14.2 million and $33.7 million, respectively, up $29.2 million and $34.4 million, respectively, from the three and nine months ended March 31, 2011. The increases for each of the respective periods were principally the result of a loss of $26.4 million recorded during the third quarter of fiscal 2011 related to the valuation of the service revenue receivables as it related to the change in the recovery rate assumption.

Tuition payment processing fees. Tuition payment processing fee revenues for the three and nine months ended March 31, 2012 were $7.7 million and $22.2 million, respectively, an increase of $642 thousand and $15.1 million compared to the three and nine months ended March 31, 2011, respectively. The increase for the nine months ended March 31, 2012 as compared to the prior year period was primarily attributable to results for the nine months ended March 31, 2011 only including TMS results subsequent to our acquisition of TMS on December 31, 2010.

Other administrative fees. Other administrative fees for the three and nine months ended March 31, 2012 were $4.1 million and $11.4 million, respectively, a decrease of $287 thousand and $1.8 million compared to the three and nine months ended March 31, 2011, respectively. These decreases were due to lower allowable revenues as a result of reductions in expense reimbursements by the Trusts under special servicing agreements for default prevention as well as lower education loan balances within the securitization trusts upon which the administrative fees are based. Revenues under special servicing agreements are based, in part, on the actual expenses incurred by our subsidiary FMER in its capacity as special servicer, and, in part, on the dollar volume of education loans outstanding in various consolidated and unconsolidated securitization trusts. FMER’s reimbursement for expenses as special servicer is capped at monthly and aggregate amounts.

Servicing Fees and Trust Updates Overview. We record our service revenue receivables at fair value in our balance sheet. Additional structural advisory fee and residual receivables represent the estimated fair value of service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Prior to the sale of our variable interests in the Trusts, we recorded asset servicing fee receivables, which represented the estimated fair value of service revenues earned as of our balance sheet date, from the third-party owner of the Trust Certificate. This revenue stream was sold on November 14, 2011. See “—Executive Summary—Deconsolidation Events” above and Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Changes in the estimated fair value of receivables due from the securitization trusts, less cash received, are recorded as revenue or loss in our Education Financing segment, which we refer to as trust updates. See Note 9, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a description of the significant observable and unobservable inputs used to develop our fair value estimates. Such estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward LIBOR curve.

Asset Servicing Fees. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we provided ongoing services, including analysis and valuation optimization and services related to funding strategy, pursuant to our asset services agreement with the third-party owner of the Trust Certificate. As compensation for our services, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts. Although this fee was earned monthly, our right to receive the fee was contingent on distributions made by the Trusts to the owner of the Trust Certificate.

During the third quarter of fiscal 2012, we did not record any asset servicing fee revenue compared to a $5.0 million non-cash loss in the third quarter of fiscal 2011 as a result of the valuations in determining the fair value of the receivables, performed during that period.

Additional Structural Advisory Fee and Residual Trust Updates. Prior to the sale of our variable interests in the Trusts on November 14, 2011, a significant portion of the additional structural advisory fees were due from the consolidated securitization trusts, which were eliminated in consolidation but which continued to be recognized by our Education Financing segment. The total additional structural advisory fee receivable balance for our Education Financing segment at March 31, 2012 was $3.4 million, down $15.0 million from $18.4 million at June 30, 2011. The decrease was principally related to the sale of the additional structural advisory fees on November 14, 2011, which resulted in a net trust update loss for the nine months ended March 31, 2012 of $2.7 million. During the quarter ended March 31, 2011, we recorded a loss related to our estimated fair value of our additional structural advisory fee receivables of $26.4 million as a result of decreasing the recovery rate assumption.

The total residual interest receivable balance for our Education Financing segment at March 31, 2012 was $12.8 million, up $3.2 million from $9.6 million at June 30, 2011. We recorded $2.9 million of the $3.2 million increase in the residual trust updates in the third quarter of fiscal 2012 as the result of a change in the fair value assumptions used in the valuation.

The following table summarizes the details of trust updates to additional structural advisory fees, residual receivables and asset servicing fees:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
Trust updates:
Additional structural advisory fees:
Due from off-balance sheet VIEs	$(1,177)	$72	$(4,044)	$885
Due from Securitization Trusts	738	(21,525)	1,321	(17,016)

Total additional structural advisory fee trust updates	(439)	(21,453)	(2,723)	(16,131)
Residuals:
Due from off-balance sheet VIEs	(412)	161	(442)	(987)
Due from Securitization Trusts	3,305	(121)	3,635	464

Total residual trust updates	2,893	40	3,193	(523)
Asset servicing fees:
Due from off-balance sheet VIEs	—	(4,959)	(268)	(4,236)

Total asset servicing fees	—	(4,959)	(268)	(4,236)

Total additional structural advisory fees, residuals and asset servicing fees—trust updates	$2,454	$(26,372)	$202	$(20,890)

Non-Interest Expenses

The following table reflects non-interest expenses for our Education Financing segment:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2012	2011	2012 - 2011	2012	2011	2012 - 2011
	(dollars in thousands)
Compensation and benefits	$11,645	$11,615	$30	$33,321	$27,640	$5,681

General and administrative:
Third-party services	5,093	6,377	(1,284)	17,354	17,779	(425)
Depreciation and amortization	1,138	2,126	(988)	3,635	6,573	(2,938)
Marketing	940	233	707	7,198	445	6,753
Occupancy and equipment	3,035	3,241	(206)	8,339	8,249	90
Servicer fees	180	166	14	528	494	34
Other	3,478	3,420	58	10,221	6,548	3,673

Total general and administrative	13,864	15,563	(1,699)	47,275	40,088	7,187

Total non-interest expenses	$25,509	$27,178	$(1,669)	$80,596	$67,728	$12,868

Total number of full and part-time employees at fiscal quarter-end	317	361	(44)

Compensation and Benefits. Compensation and benefits expenses for the three and nine months ended March 31, 2012 were $11.6 million and $33.3 million, respectively. The increase of $30 thousand for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was the result of lower headcount which was offset by an increase in severance related costs recorded in the quarter ended March 31, 2012. The increase of $5.7 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was primarily the result of the inclusion of TMS’ operations after December 31, 2010.

General and Administrative. General and administrative expenses for the three months ended March 31, 2012 decreased by $1.7 million compared to the three months ended March 31, 2011. The decrease in the three months comparison was largely driven by a decrease in the costs of third party services of $1.3 million as a result of lower costs relating to special servicing, a decrease of $1.0 million in depreciation and amortization expense and a decrease of $206 thousand in occupancy and equipment expenses, partially offset by an increase of $707 thousand in marketing costs. General and administrative expenses for the nine months ended March 31, 2012 increased by $7.2 million compared to the nine months ended March 31, 2011. The increase was primarily a result of the $7.2 million in new marketing expenses incurred in fiscal 2012 related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs.

Other Income

During the quarter ended March 31, 2012, we sold FMDS for $13.7 million in cash to a third party and recognized a gain of $12.6 million. The difference between the cash proceeds and the gain was comprised of the carrying value of the capital stock sold and the accrual of certain exit costs.

In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, which we refer to as the TERI Reorganization. For the nine month periods ended March 31, 2012 and 2011, we recorded other income totaling $1.4 million and $8.1 million, respectively, under TERI’s confirmed plan of reorganization.

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

The IRS has begun an audit of our tax returns for fiscal years 2007 through 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information regarding these matters. Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2007 and June 30, 2010.

Income tax expense for the three months ended March 31, 2012 was $516 thousand and the income tax benefit for the nine months ended March 31, 2012 was $10.9 million, which resulted in part from a benefit of $12.5 million recorded in the second quarter of fiscal 2012 related to the order issued by the ATB on November 9, 2011 related to the Massachusetts tax treatment of GATE. Beginning in fiscal 2011, we no longer had any remaining taxes paid within available net operating loss carryback periods to offset our losses. As a result, we recorded a deferred tax asset for net operating loss carryforwards as of March 31, 2012. It is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing taxable temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2012. In addition, we recorded accrued interest related to unrecognized tax benefits for the third quarter of fiscal 2012. We will continue to review the realizability of deferred tax assets on a quarterly basis.

Securitization Trusts

From July 1, 2010 to March 31, 2012, the results of our Securitization Trusts segment were driven by the GATE Trusts and the NCSLT Trusts. Under ASU 2009-17, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011 and we deconsolidated the assets and liabilities of the GATE Trusts as of March 31, 2012. As a result, we have deconsolidated all of the securitization trusts previously required to be consolidated under the accounting rules adopted on July 1, 2010, and we do not expect to maintain a Securitization Trusts segment in future periods.

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

Our results of operations for the quarter ended March 31, 2012 included only the results of the GATE Trusts, while the nine months ended March 31, 2012 also included the results of the NCSLT Trusts for approximately half that period. See “—Executive Summary—Deconsolidation Events” above and Note 3, “Deconsolidations of Securitization Trusts,” in the notes of our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The following table reflects the financial results of our Securitization Trusts segment:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	NCSLT Trusts	GATE Trusts	Total	NCSLT Trusts	GATE Trusts	Total
	(dollars in thousands)
Net interest income:
Interest income	$—	$2,468	$2,468	$76,709	$2,614	$79,323
Interest expense	—	(528)	(528)	(14,355)	(526)	(14,881)

Net interest income	—	1,940	1,940	62,354	2,088	64,442
Provision for loan losses	—	(303)	(303)	(73,684)	(61)	(73,745)

Net interest income (loss) after provision for loan losses	—	1,637	1,637	(11,330)	2,027	(9,303)
Administrative and other fees	—	7	7	1,811	7	1,818

Total revenues	—	1,644	1,644	(9,519)	2,034	(7,485)
Total general and administrative expenses	—	1,078	1,078	(10,098)	374	(9,724)

Income from operations	—	566	566	579	1,660	2,239
Other income:
Gain from deconsolidations of trusts	—	1,709	1,709	—	—	—
Proceeds from TERI settlement	—	—	—	18	—	18

Total other income	—	1,709	1,709	18	—	18

Net income	$—	$2,275	$2,275	$597	$1,660	$2,257

	Nine months ended March 31, 2012			Nine months ended March 31, 2011
	NCSLT Trusts	GATE Trusts	Total	NCSLT Trusts	GATE Trusts	Total
	(dollars in thousands)
Net interest income:
Interest income	$105,472	$7,461	$112,933	$243,105	$8,241	$251,346
Interest expense	(19,426)	(1,488)	(20,914)	(47,289)	(1,685)	(48,974)

Net interest income	86,046	5,973	92,019	195,816	6,556	202,372
Provision for loan losses	(188,412)	(820)	(189,232)	(305,241)	(438)	(305,679)

Net interest income (loss) after provision for loan losses	(102,366)	5,153	(97,213)	(109,425)	6,118	(103,307)
Administrative and other fees	553	25	578	2,367	26	2,393

Total revenues	(101,813)	5,178	(96,635)	(107,058)	6,144	(100,914)
Total general and administrative expenses	17,372	1,720	19,092	15,794	1,289	17,083

Income (loss) from operations	(119,185)	3,458	(115,727)	(122,852)	4,855	(117,997)
Other income:
Gain from deconsolidations of trusts	1,237,359	1,709	1,239,068	—	—	—
Proceeds from TERI settlement	6,862	23	6,885	42,536	51	42,587

Total other income	1,244,221	1,732	1,245,953	42,536	51	42,587

Net income (loss)	$1,125,036	$5,190	$1,130,226	$(80,316)	$4,906	$(75,410)

Overall Results

The net income (loss) for our Securitization Trusts segment for the three and nine months ended March 31, 2012 improved by $18 thousand and $1.21 billion, respectively, compared to the three and nine months ended March 31, 2011, to net income of $2.3 million and $1.13 billion, respectively. The increase of $18 thousand for the three month comparison was principally the result of an increase of $10.9 million in the net interest income after provision for loan losses largely offset by an increase of $10.8 million in general and administrative expenses. The increase for the nine month comparison was primarily a result of the $1.24 billion non-cash gain recorded as a result of the deconsolidation of the NCSLT Trusts as of November 14, 2011. See “—Executive Summary—Deconsolidation Events” and Note 3, “Deconsolidations of Securitization Trusts,” in the notes of our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

Net interest income for our Securitization Trusts segment for the three and nine months ended March 31, 2012 was $1.9 million and $92.0 million, respectively, a decrease of $62.5 million and $110.4 million compared to the three and nine months ended March 31, 2011, respectively. The decreases were primarily a result of the deconsolidation of the NCSLT Trusts as of November 14, 2011, coupled with lower unpaid principal balances outstanding.

Provision for Loan Losses

We adjust our allowance for loan losses for credit losses through a charge to the provision for loan losses. We recorded a provision for loan losses of $303 thousand and $189.2 million for the three and nine months ended March 31, 2012, respectively, compared to $73.7 million and $305.7 million for the three and nine months ended March 31, 2011, respectively. The decreases of $73.4 million and $116.4 million for the three and nine month comparisons, respectively, resulted from the deconsolidation of the NCSLT Trusts as of November 14, 2011.

General and Administrative Expenses

The following table presents general and administrative expenses:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
General and administrative expenses:
Additional structural advisory fees—trust updates (due to Education Financing)	$739	$(21,525)	$1,322	$(17,016)
Trust administration and default prevention and collections management fees (due to Education Financing)	117	2,367	3,436	7,478
Servicer fees	148	6,147	9,337	18,251
Trust collection costs and other trust expenses	74	3,287	4,997	8,370

Total general and administrative expenses	$1,078	$(9,724)	$19,092	$17,083

Total general and administrative expenses increased by $10.8 million and $2.0 million for the three and nine months ended March 31, 2012, compared to the three and nine months ended March 31, 2011, respectively. The increases in each of the three and nine month periods were the result of a decrease in the estimated fair value of the liability for additional structural advisory fees payable of $21.5 million in the third quarter of fiscal 2011 due to the decrease in the net recovery rate assumption, partially offset by lower other expenses as a result of the deconsolidation of the NCSLT Trusts, as these expenses were not recorded in the three months ended March 31, 2012 and were only recorded for approximately half of the nine months ended March 31, 2012.

Other Income

During fiscal 2012, we recognized gains on the deconsolidations of the NCSLT Trusts and the GATE Trusts of $1.24 billion and $1.7 million, respectively, in our Securitization Trust segment. Separately, we recorded a gain on the deconsolidation of the GATE Trusts of $9.2 million to record the residual interests that were previously eliminated as part of our adoption of ASU 2009-17 in the eliminations section of our segment reporting.

Our Securitization Trusts segment also recorded other income for cash distributions received during the three and nine months ended March 31, 2012 of $0 and $6.9 million, respectively, pursuant to TERI’s confirmed plan of reorganization. For the three and nine months ended March 31, 2011, we recorded other income of $18 thousand and $42.6 million, respectively, to the consolidated securitization trusts. This other income represented the transfer of assets to the securitization trusts in excess of their recorded receivables, the forgiveness of guaranty fees and other liabilities and cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

Eliminations and Deconsolidation

For the three months ended March 31, 2012, revenue and expenses included in “Eliminations” for segment reporting purposes primarily related to the elimination of the trust updates and related residual interests ownership of our Education Financing segment in the GATE Trusts, offset by the gain from the deconsolidation of the GATE Trusts. At March 31, 2012, we also recorded a gain on the deconsolidation of the GATE Trusts of $9.2 million to record the fair value of the residual interests that were previously eliminated as part of our adoption of ASU 2009-17 as they were no longer being eliminated. The residual interests of $9.2 million that were related to the GATE Trusts were not recorded in our Securitization Trust segment and, as such, were not included in the $1.7 million gain.

For the nine months ended March 31, 2012, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the corresponding expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring. Eliminations for segment reporting purposes also included our on-going fees for default prevention and collections management through November 14, 2011, as well as the elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

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

•

Income taxes, specifically our uncertain tax positions accrued for under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 (now incorporated into Accounting Standards Codification, or ASC, 740, Income Taxes).

As a result of the sale on November 14, 2011 of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement, which included our right to receive the additional structural advisory fees and the asset servicing fees, we no longer consider either the recognition of asset servicing fees or trust updates to our service revenue receivables to be a critical accounting policy. There were no other significant changes in our critical accounting policies from those policies disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates.”

Financial Condition

Deconsolidation Events

Total assets decreased by $7.21 billion at March 31, 2012 from June 30, 2011, primarily as a result of the deconsolidation of $6.61 billion of assets related to the NCSLT Trusts as of November 14, 2011 and the deconsolidation of $258.4 million of assets related to the GATE Trusts as of March 31, 2012. See “—Executive Summary—Deconsolidation Events” and Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The assets and liabilities of the GATE Trusts at the time of their deconsolidation and at June 30, 2011 were as follows:

	March 31, 2012	June 30, 2011
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts	$8,172	$9,640
Education loans held to maturity, net	243,103	261,492
Interest receivable	4,477	5,929
Other assets	2,618	2,181

Total assets	$258,370	$279,242

Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,764	$4,982
Long-term borrowings	255,315	279,448

Total liabilities	260,079	284,430

Accumulated deficit	$(1,709)	$(5,188)

The assets and liabilities of the NCSLT Trusts at the time of their deconsolidation, net of any elimination entries, and at June 30, 2011 were as follows:

	November 14, 2011	June 30, 2011
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts	$136,668	$118,069
Education loans held to maturity, net	6,390,414	6,684,679
Interest receivable	49,292	60,102
Other assets	32,500	28,834

Total assets	$6,608,874	$6,891,684

Liabilities:
Accrued interest expense and other liabilities	$32,000	$23,404
Long-term borrowings	7,814,591	7,993,692

Total liabilities	7,846,591	8,017,096

Accumulated deficit(1)	$(1,237,717)	$(1,125,412)

(1)	The gain on the deconsolidation of the NCSLT Trusts of $1,237,359 was recognized in our Securitization Trusts segment.

Cash, Cash Equivalents and Short-Term Investments

We had combined cash, cash equivalents, federal funds sold and short-term investments of $210.5 million and $267.4 million at March 31, 2012 and June 30, 2011, respectively. Of this total, FMD and its non-bank subsidiaries held interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit of $190.7 million with highly-rated financial institutions at March 31, 2012. Union Federal held a total of $19.8 million in interest-bearing and non-interest-bearing deposits and money market funds and federal funds sold at March 31, 2012. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or OCC. The decrease of $56.9 million from June 30, 2011 resulted primarily from the net purchase of $59.6 million of mortgage-backed securities, the funding of $31.7 million of new education loans at Union Federal, an income tax and interest payment to the Commonwealth of Massachusetts of $5.1 million and $41.6 million to fund operations, partially offset by $13.6 million in sale proceeds for the asset servicing and additional structural advisory fees, the cash proceeds of $13.7 million received in connection with the sale of FMDS and $53.3 million in deposit growth at Union Federal, including $40.0 million from TMS.

Restricted Cash and Guaranteed Investment Contracts

At March 31, 2012, restricted cash and guaranteed investment contracts in our balance sheet included cash and investments held by TMS of $81.0 million, of which $40.0 million was held at Union Federal, and restricted cash held by FMD and its other non-bank subsidiaries of $5.0 million, which consisted of funds collected on behalf of, but not yet remitted to, the securitization trusts.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, at the end of the school year. Since our acquisition of TMS, on December 31, 2010, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $64.0 million during May 2011. In December 2011, we transferred $40.0 million of TMS deposits from a third party institution to Union Federal. This deposit remains subject to a trust agreement between TMS and a third party trustee. Union Federal is subject to the capital requirements and other laws, regulations and restrictions applicable to banks regulated by the OCC, but it is not otherwise restricted and, accordingly, such deposit is not included in restricted cash and instruments in our consolidated financial statements.

The use of cash and guaranteed investment contracts held by each securitization trust is restricted to making payments for trust expenses and principal and interest payments on the debt of the respective trust holding such cash and guaranteed investment contracts, and, therefore, is not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each securitization trust is subject to investment guidelines established in the applicable trust indenture. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients and undistributed loan proceeds. We classify changes in the balances of restricted cash and guaranteed investment contracts as investing activities in our consolidated statement of cash flows. The decrease in restricted cash and guaranteed investment contracts from June 30, 2011 to March 31, 2012 was largely a result of the deconsolidations of the NCSLT Trusts and GATE Trusts as of November 14, 2011 and March 31, 2012, respectively.

Investments Available for Sale

Investments classified as available for sale are reported at fair value in our balance sheet. Investments available for sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both March 31, 2012 and June 30, 2011. The investments available for sale increased by $59.8 million from June 30, 2011 to $70.8 million as of March 31, 2012 as a result of Union Federal’s purchase of mortgage-backed securities during the first nine months of fiscal 2012. The portfolio generated a gross unrealized gain of $480 thousand at March 31, 2012, which was recognized in accumulated other comprehensive income, a component of stockholders’ equity (deficit).

Loans

At March 31, 2012 and June 30, 2011, we classified all education loans and substantially all mortgage loans as held to maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	March 31, 2012	June 30, 2011
	(dollars in thousands)
Education loans held to maturity, net	$31,054	$6,946,169
Mortgage loans held to maturity, net	7,955	6,417

Education Loans Held to Maturity

The decrease of $6.92 billion in education loans held to maturity at March 31, 2012 from June 30, 2011 resulted from the deconsolidation of $6.39 billion of net education loans held by the NCSLT Trusts, the deconsolidation of $243.1 million of net education loans held by the GATE Trusts and principal paydowns from borrowers, offset by new loan growth at Union Federal.

At March 31, 2012, education loans held to maturity principally consisted of education loans of $31.1 million held by Union Federal that were originated under our Monogram platform, and $1.2 million of education loans transferred by Union Federal to FMD in 2009 and had an allowance for loan losses of $1.2 million at March 31, 2012.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	March 31, 2012	June 30, 2011
	(dollars in thousands)
Education loans held to maturity:
Gross loan principal outstanding	$32,330	$7,130,599
Net unamortized loan acquisition costs and origination fees	—	265,720

Gross loans outstanding	32,330	7,396,319
Allowance for loan losses	(1,276)	(450,150)

Education loans held to maturity, net of allowance	$31,054	$6,946,169

Principal outstanding of loans serving as collateral for long-term borrowings	$—	$7,129,263

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held to maturity during the third quarter and first nine months of fiscal 2012:

	Three months ended March 31, 2012			Nine months ended March 31, 2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$270,216	$(3,012)	$267,204	$7,396,319	$(450,150)	$6,946,169
Disbursements of principal to borrowers	14,854	—	14,854	32,214	—	32,214
Receipts of principal from borrowers	(8,308)	—	(8,308)	(148,204)	—	(148,204)
Interest capitalized on loans in deferment and forbearance	445	—	445	36,061	—	36,061
Amortization of loan acquisition costs and origination fees	95	—	95	(12,910)	—	(12,910)
Interest capitalized on defaulted loans	7	(7)	—	8,180	(8,180)	—
Provision for loan losses	—	(133)	(133)	—	(188,759)	(188,759)
Net charge-offs:
Charge-offs	(672)	672	—	(235,415)	235,415	—
Recoveries on defaulted loans	385	(385)	—	16,146	(16,146)	—

Net charge-offs	(287)	287	—	(219,269)	219,269	—

Subtotal	277,022	(2,865)	274,157	7,092,391	(427,820)	6,664,571
Deconsolidation of the trusts	(244,692)	1,589	(243,103)	(7,060,061)	426,544	(6,633,517)

Balance, end of period	$32,330	$(1,276)	$31,054	$32,330	$(1,276)	$31,054

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

The use of forbearance is contemplated at the origination of an education loan and is included in the credit agreement with the borrower. Under basic forbearance, hardship forbearance and alternative payment plans, the education loan continues to accrue interest. When basic forbearance, hardship forbearance or alternative payment plans cease, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest in basic forbearance, hardship forbearance or alternative payment plans, nor is there a reduction in the interest rate or extension of the maturity date. In addition, in light of the length of the term of the typical education loan, we believe the temporary delay in payment granted to borrowers under these programs is insignificant. For these reasons, we have concluded that our education loans in basic forbearance, hardship forbearance and/or alternative payment plans do not constitute a troubled debt restructuring. However, we will continue to evaluate emerging industry practices as well as the nature and terms of our alternative payment plans and forbearance programs in our assessment of whether future utilization of these programs constitute troubled debt restructurings.

Forbearance programs result in an insignificant delay in the timing of payments received from borrowers, but at the same time, assuming the collection of the forborne amounts, provide for an increase in the gross volume of cash receipts over the term of the education loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

In Repayment. We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made. Under our Monogram platform, borrowers may be in repayment while also being in school. Payment options while in school include full principal and interest, partial interest and interest only.

The following table provides additional information on the status of education loans outstanding:

	March 31, 2012(1)	As a percentage of total	June 30, 2011(1)	As a percentage of total
	(dollars in thousands)		(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$52	0.2%	$320,973	4.5%
In school and in deferment	17,363	53.7	719,290	10.1
In repayment, including alternative payment plans(2), classified as:
Current: ≤30 days past due	14,605	45.2	5,591,863	78.4
Delinquent: >30 days past due, but ≤120 days past due	266	0.8	355,219	5.0
Delinquent: >120 days past due, but ≤180 days past due	44	0.1	89,165	1.2
In default: >180 days past due, but not yet charged-off	—	—	54,089	0.8

Total gross loan principal outstanding	$32,330	100.0%	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$44	0.1%	$143,254	2.0%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	25	0.1	77,233	1.1
End of period allowance as a percentage of gross loan principal outstanding	3.9%		6.3%

(1)	At June 30, 2011, the principal of loans outstanding included $6.86 billion of loans held by the NCSLT Trusts and $264.4 million of loans held by the GATE Trusts. The NCSLT Trusts and the GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively, and, as such, were not included in the principal of loans outstanding at March 31, 2012.
(2)	At March 31, 2012 and June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $0 and $1.34 billion, respectively, were making reduced payments under alternative payment plans.

Credit Quality of Education Loans Held to Maturity

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults.

Beginning in fiscal 2012, Union Federal began originating and disbursing Monogram-based education loans. During the first nine months of fiscal 2012, Union Federal disbursed Monogram-based loans in the aggregate principal amount of $31.7 million. These loans had a weighted average FICO score of 747 at origination, and 85.7% had co-signors. At March 31, 2012, 1.6% of these loans were delinquent and there were no defaults.

Our allowance for loan losses has been significantly impacted as the result of the deconsolidations of the NCSLT Trusts and the GATE Trusts. To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for the Monogram-based loan portfolio over the 12-month confirmation period. Our default experience with this loan portfolio is limited by the seasoning of the portfolio, however, we have utilized our extensive historical database, knowledge and experience in projecting the level of defaults and recoveries of the Monogram-based loan portfolio utilizing, in part, historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio. At March 31, 2012, there was $44 thousand of educations loans that were on non-accrual status and no education loans that had specific reserves. These loans were transferred by Union Federal to FMD in 2009, prior to our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. Due to the nature and extent of the Monogram-based education loans issued through Union Federal, none of these loans were greater than 120 days past due at March 31, 2012. At June 30, 2011, the allowance for loan losses included a specific allowance of $54.1 million and a general allowance of $396.1 million. The general allowance was for estimated projected defaults, net of recoveries, over the 12 months following our balance sheet date, which we refer to as the confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses.

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

During the first nine months of fiscal 2012, we received a net return of capital of $4.8 million primarily as the result of lower than expected education loan volumes for fiscal 2011, partially offset by incremental deposits for projected fiscal 2012 activity, effectively decreasing the balance of the participation accounts from $8.5 million at June 30, 2011 to $3.7 million at March 31, 2012.

Goodwill & Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our statement of operations. We evaluated our goodwill for impairment on May 31, 2011, which is our impairment testing date, and concluded that the fair market value of the TMS reporting unit was approximately 9% in excess of our recorded book value and, therefore, was not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS reporting unit as opposed to our Education Financing segment. There have been no indicators of impairment since that date.

Various assumptions go into our assessment of whether there is any goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. The baselines for all of these key variables were the actual results for each of these items for the year ended December 31, 2010 adjusted for changes to the business expected to be put in place under our ownership. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, higher expense levels incurred to provide services to TMS clients, a lower interest rate environment, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of our school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables.

During the nine months ended March 31, 2012, we recorded amortization expenses on our intangible assets of $1.5 million, which effectively reduced our balance of intangible assets from $23.0 million at June 30, 2011 to $21.5 million at March 31, 2012.

Off-Balance Sheet Arrangements

We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts. The principal uses of the VIEs we facilitated have been to generate sources of liquidity for our clients and make available more funds to students and colleges. At March 31, 2012, our Securitization Trusts segment no longer included the previously consolidated GATE Trusts and NCSLT Trusts. See “—Executive Summary—Deconsolidation Events” and Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the deconsolidations of these trusts. In addition, we have determined that we are not currently required to consolidate under ASU 2009-17 any of the other VIEs that we have previously facilitated, and such unconsolidated VIEs are considered off-balance sheet arrangements. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Consolidation” for a discussion of our determination to not consolidate these VIEs.

Contractual Obligations

Our consolidated contractual obligations include commitments under operating leases. At March 31, 2012, there were no material changes from the contractual obligation related to our operating lease obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.” While the lease obligations have not changed since June 30, 2011, we entered into a sub-lease for one of our properties during the quarter ended December 31, 2011, which will reduce our total obligation by $896 thousand. Further, there were no long-term borrowings at March 31, 2012 as a result of the deconsolidations of the NCSLT Trusts and GATE Trusts. See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Consolidated Average Balance Sheet

The following table reflects our consolidated average balance sheet, net interest income and rates earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended March 31,
	2012			2011
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$158,699	$71	0.18%	$229,115	$115	0.20%
Short-term investments and federal funds sold	65,797	81	0.50	52,002	63	0.49
Interest-bearing restricted cash and guaranteed investment contracts	52,050	52	0.41	210,745	171	0.32
Investments available for sale	56,532	273	1.96	3,554	43	4.91
Education loans held to maturity(1)	283,739	2,871	4.10	7,706,756	79,398	4.18
Mortgage loans held to maturity	8,153	70	3.48	9,692	99	4.14

Total interest-earning assets	624,970	3,418	2.22	8,211,864	79,889	3.95
Non-interest-bearing cash	1,174			2,583
Allowance for loan losses	(2,182)			(474,308)
Other assets	37,021			233,852

Total assets	$660,983			$7,973,991

Liabilities:
Time and savings account deposits	$42,290	$97	0.93%	$40,144	$81	0.82%
Money market account deposits	28,793	59	0.83	15,169	39	1.04
Other interest-bearing liabilities	3,552	55	6.28	5,776	86	6.04
Long-term borrowings(2)	259,321	526	0.82	8,489,118	14,881	0.70

Total interest-bearing liabilities	333,956	737	0.90	8,550,207	15,087	0.69
Non-interest-bearing deposits	19			43
All other liabilities	98,110			195,284

Total liabilities	432,085			8,745,534

Stockholders’ equity (deficit)	228,898			(771,543)

Total liabilities and stockholders’ equity (deficit)	$660,983			$7,973,991

Total interest-earning assets	$624,970			$8,211,864

Net interest income		$2,681			$64,802

Net interest margin			1.74%			3.20%

(1)	The average balance of the education loans held to maturity for the three months ended March 31, 2012 included the education loans and related interest income held by the GATE Trusts through the deconsolidation of these trusts as of March 31, 2012.
(2)	The average balance of long-term borrowings for the three months ended March 31, 2012 included the long-term borrowings and related interest expense of the GATE Trusts through the deconsolidation of these trusts as of March 31, 2012.

	Nine months ended March 31,
	2012			2011
	Average balance	Interest	Rate	Average balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$183,992	$201	0.15%	$274,950	$452	0.22%
Short-term investments and federal funds sold	69,137	190	0.37	52,070	212	0.54
Interest-bearing restricted cash and guaranteed investment contracts	163,126	544	0.44	187,349	341	0.24
Investments available for sale	32,231	514	2.12	3,859	141	4.87
Education loans held to maturity(1)	3,762,913	113,498	4.02	7,796,030	251,437	4.30
Mortgage loans held to maturity	7,520	234	4.15	8,163	270	4.41

Total interest-earning assets	4,218,919	115,181	3.64	8,322,421	252,853	4.05
Non-interest-bearing cash	1,327			1,513
Allowance for loan losses	(248,862)			(507,422)
Other assets	412,109			348,380

Total assets	$4,383,493			$8,164,892

Liabilities:
Time and savings account deposits	$41,714	$290	0.93%	$51,156	$381	0.99%
Money market account deposits	25,964	186	0.95	20,712	100	0.64
Other interest-bearing liabilities	4,621	204	5.88	8,051	342	5.66
Long-term borrowings(2)	4,218,084	20,913	0.66	8,720,289	48,974	0.74

Total interest-bearing liabilities	4,290,383	21,593	0.67	8,800,208	49,797	0.74
Non-interest-bearing deposits	5			36
All other liabilities	502,292			102,254

Total liabilities	4,792,680			8,902,498
Stockholders’ deficit	(409,187)			(737,606)

Total liabilities and stockholders’ deficit	$4,383,493			$8,164,892

Total interest-earning assets	$4,218,919			$8,322,421

Net interest income		$93,588			$203,056

Net interest margin			2.96%			3.25%

(1)	The average balance of the education loans held to maturity for the nine months ended March 31, 2012 included the education loans and related interest income held by the NCSLT Trusts and the GATE Trusts through the deconsolidations of these trusts as of November 14, 2011 and March 31, 2012, respectively.
(2)	The average balance of long-term borrowings for the nine months ended March 31, 2012 included the long-term borrowings and related interest expense of the NCSLT Trusts and the GATE Trusts through the deconsolidations of these trusts as of November 14, 2011 and March 31, 2012, respectively.

Changes in net interest income between the periods presented in the tables above, particularly as they relate to education loans held to maturity and long-term borrowings, are almost entirely related to changes in the accounts of VIEs included in consolidation. Changes in restricted cash and guaranteed investment contracts are due both to changes in the accounts of entities consolidated and our acquisition of TMS. Other changes, such as investments available for sale, mortgage loans and deposit accounts, are related to Union Federal.

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

	Change between periods for three months ended March 31,
	2012 - 2011
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest income:
Interest-bearing cash and cash equivalents	$(32)	$(12)	$(44)
Short-term investments and federal funds sold	17	1	18
Interest-bearing restricted cash and guaranteed investment contracts	(159)	40	(119)
Investments available for sale	256	(26)	230
Education loans held to maturity	(75,109)	(1,418)	(76,527)
Mortgage loans held to maturity	(13)	(16)	(29)

Total interest income			(76,471)

Interest expense:
Time and savings account deposits	5	11	16
Money market account deposits	28	(8)	20
Other interest-bearing liabilities	(34)	3	(31)
Long-term borrowings	(16,693)	2,338	(14,355)

Total interest expense			(14,350)

Net decrease in net interest income			(62,121)

	Change between periods for nine months ended March 31,
	2012 - 2011
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest income:
Interest-bearing cash and cash equivalents	$(99)	$(152)	$(251)
Short-term investments and federal funds sold	47	(69)	(22)
Interest-bearing restricted cash and guaranteed investment contracts	(81)	284	203
Investments available for sale	452	(79)	373
Education loans held to maturity	(121,648)	(16,291)	(137,939)
Mortgage loans held to maturity	(20)	(16)	(36)

Total interest income			(137,672)

Interest expense:
Time and savings account deposits	(66)	(25)	(91)
Money market account deposits	38	48	86
Other interest-bearing liabilities	(151)	13	(138)
Long-term borrowings	(22,322)	(5,739)	(28,061)

Total interest expense			(28,204)

Net decrease in net interest income			(109,468)

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

Net cash provided by operating activities for the nine months ended March 31, 2012 was $20.2 million, compared with net cash provided by operating activities of $212.8 million for the nine months ended March 31, 2011. The change of $192.6 million was primarily due to a decrease in distributions related to the TERI Reorganization of $136.4 million and receipt of $45.1 million in tax refunds received in fiscal 2011.

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

Net cash provided by investing activities of $69.5 million for the nine months ended March 31, 2012 was primarily due to principal cash receipts on education loans of $116.0 million, partially offset by $20.0 million in net purchases of short-term investments and $59.6 million in net purchases of investments available for sale. Cash provided by investing activities of $248.7 million for the nine months ended March 31, 2011 was primarily due to $252.2 million in principal collections on education loans and a net increase of $44.2 million in restricted cash, partially offset by the net $47.0 million of cash used for our acquisition of the assets, liabilities and operations of TMS.

Net cash used in financing activities was $166.5 million for the nine months ended March 31, 2012, primarily reflecting payments on long-term borrowings by securitization trusts of $179.7 million, partially offset by an increase in deposit volumes of $13.3 million at Union Federal. Net cash used in financing activities was $563.9 million for the nine months ended March 31, 2011, primarily reflecting principal paydowns on long-term borrowings by securitization trusts of $510.4 million and a decrease of deposit volumes of $51.5 million, particularly in time and online money market accounts, as a result of a planned reduction in deposit liabilities at Union Federal prior to our decision to retain the bank.

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

•

The resolution of any appeal of the ATB’s order in the cases pertaining to our Massachusetts state income tax returns for fiscal 2004 through fiscal 2006, which could also affect our state tax liabilities in subsequent tax years through fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

Liquidity is required for capital expenditures, working capital, business development expenses, income tax payments, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital market transactions and maintaining the regulatory capital of Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans on our balance sheet, to change our fee structure and add new products and to reduce our overhead expenses. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Trends, Uncertainties and Outlook” for an expanded description of actions taken by us since fiscal 2008 in response to the economic challenges facing us. In addition, our Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at March 31, 2012:

(dollars in thousands)
Within three months	$4,290
Three to six months	4,668
Six months to twelve months	4,798
Greater than twelve months	1,602

Total time deposits >$100 thousand	$15,358

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

Long-term Borrowings

Through the securitization process, the securitization trusts facilitated by us issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the securitization trusts. Holders of these debt securities generally have recourse only to the assets of the particular securitization trust that issued the debt and not to any other trust, FMD, its operating subsidiaries or the originating lenders or their assignees. At March 31, 2012, there were no outstanding long-term borrowings as a result of the deconsolidations of the NCSLT Trusts and GATE Trusts as of November 14, 2011 and March 31, 2012, respectively.

Other Liabilities

At March 31, 2012, through Union Federal we had $67.0 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at March 31, 2012 or June 30, 2011.

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

Union Federal’s equity capital was $16.0 million at March 31, 2012, up from $11.7 million at June 30, 2011, due to a $4.7 million capital contribution paid to Union Federal by FMD during the nine months ended March 31, 2012. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of March 31, 2012 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Federal Reserve as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. The resolutions formerly required by the OTS continue to be applied by the Federal Reserve.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2012	June 30, 2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	32.1%	223.9%
Total risk-based capital	8.0	10.0	33.0	225.2
Tier 1 (core) capital	4.0	5.0	11.8	15.5

Union Federal began originating education loans during the first quarter of fiscal 2012 and converted approximately $62.6 million of its cash and cash equivalents into U.S. federal agency mortgage-backed securities, which had the effect of decreasing its regulatory risk-based capital ratios at March 31, 2012 compared to June 30, 2011. We expect further declines in Union Federal’s risk-based regulatory capital ratios in the future as it continues to originate education loans and otherwise implements its business plan. FMD expects to make additional capital contributions to Union Federal in the future, as necessary to maintain adequate regulatory capital.

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

There are limitations associated with reliance on this non-GAAP financial measure because any such measure is specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. Nevertheless by providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of our operating performance, consistent with management’s evaluation.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, income (loss) before income taxes, for the three and nine months ended March 31, 2012 and 2011, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
Income (loss) before income taxes	$10,374	$(39,408)	$1,105,277	$(135,774)
(Income) loss and related eliminations attributable to:
NCSLT Trusts	—	(597)	(1,125,036)	80,316
GATE Trusts	(2,275)	(1,660)	(5,190)	(4,906)
Eliminations	(5,851)	(130)	(5,897)	435

Income (loss) before income taxes—Education Financing	2,248	(41,795)	(30,846)	(59,929)
Adjustments to income (loss) before income taxes—Education Financing:
Trust update (income) losses—additional structural advisory fees and residuals:
Securitization Trusts segment	(4,043)	21,646	(4,956)	16,552
Off-balance sheet VIEs	1,589	(233)	4,486	102
Asset servicing fees	—	4,959	268	4,236
Non-cash gain from TERI settlements	—	—	—	(5,021)
Gain on sale of trust administrator	(12,571)	—	(12,571)	—
Depreciation and amortization	1,138	2,126	3,635	6,573
Stock-based compensation expense	1,081	1,275	3,603	3,526
TMS deferred revenue	(1,601)	558	(3,694)	558
Cash receipts from education loans, net of interest income accruals	146	118	568	413
Cash receipts from trust distributions	520	32	575	460
Other	(1,031)	(1,778)	(2,669)	(4,511)

Non-GAAP net operating cash usage	$(12,524)	$(13,092)	$(41,601)	$(37,041)

“Net operating cash usage” for the third quarter of fiscal 2012 decreased by $568 thousand compared to the third quarter of fiscal 2011. “Net operating cash usage” for the first nine months of fiscal 2012 increased by $4.6 million compared to the first nine months of fiscal 2011 as a result of $6.8 million in increased marketing expenses related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs incurred during the nine months ended March 31, 2012, coupled with a $1.6 million decrease in cash distributions received under TERI’s confirmed plan of reorganization as compared to the nine months ended March  31, 2011.

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

Approximately 12.2% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from March 31, 2012. Approximately 82.0% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from March 31, 2012. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we have increased the volume of customer deposits, begun lengthening the average maturities of our customer deposits and converted a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets including by means of origination and funding of Monogram-based education loans and purchasing additional investment securities. We expect each of these initiatives to continue in the short-term. Total deposits at Union Federal had a weighted average life of approximately 217 days at March 31, 2012.

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

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 50.0% of Union Federal’s mortgage loans and all of its education loans had variable interest rates at March 31, 2012. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. Cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

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

As a result of the deconsolidations of the NCSLT Trusts and the GATE Trusts effective November 14, 2011 and March 31, 2012, respectively, we have deconsolidated all of the securitization trusts previously required to be consolidated under the accounting rules adopted on July 1, 2010, and we do not expect to maintain a Securitization Trusts segment in future periods. See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. Consequently, we expect that in future periods we will not be subject to the interest rate and credit risks described below with respect to our Securitization Trusts segment.

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

CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenues:
Net interest income:
Interest income	$3,418	$79,889	$115,181	$252,853
Interest expense	(737)	(15,087)	(21,593)	(49,797)

Net interest income	2,681	64,802	93,588	203,056
Provision for loan losses	(81)	(73,755)	(188,756)	(305,956)

Net interest income (loss) after provision for loan losses	2,600	(8,953)	(95,168)	(102,900)
Non-interest revenues:
Tuition payment processing fees	7,697	7,055	22,172	7,055
Additional structural advisory fees, asset servicing fees and residuals—trust updates	(1,589)	(4,726)	(4,754)	(4,338)
Other administrative fees	3,962	3,809	8,515	8,059

Total non-interest revenues	10,070	6,138	25,933	10,776

Total revenues	12,670	(2,815)	(69,235)	(92,124)
Non-interest expenses:
Compensation and benefit	11,645	11,615	33,321	27,640
General and administrative	14,087	24,996	61,610	66,709

Total non-interest expenses	25,732	36,611	94,931	94,349

Loss from operations	(13,062)	(39,426)	(164,166)	(186,473)
Other income:
Gain from deconsolidations of trusts	10,865	—	1,248,582	—
Gain on sale of trust administrator	12,571	—	12,571	—
Proceeds from TERI settlement	—	18	8,290	50,699

Total other income	23,436	18	1,269,443	50,699

Income (loss) before income taxes	10,374	(39,408)	1,105,277	(135,774)
Income tax expense (benefit)	516	(82)	(10,891)	1,957

Net income (loss)	$9,858	$(39,326)	$1,116,168	$(137,731)

Net income (loss) per common share:
Basic	$0.09	$(0.39)	$10.12	$(1.37)
Diluted	0.09	(0.39)	10.10	(1.37)
Weighted-average common shares outstanding:
Basic	101,554	100,834	101,459	100,809
Diluted	110,573	100,834	110,499	100,809

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2012	June 30, 2011
ASSETS
Cash and cash equivalents	$140,525	$217,367
Short-term investments, at cost	70,000	50,000
Restricted cash and investments, at cost	45,955	252,396
Investments available for sale, at fair value	70,841	11,019
Education loans held to maturity, net of allowance of $1,276 and $450,150	31,054	6,946,169
Mortgage loans held to maturity, net of allowance of $814 and $882	7,955	6,417
Interest receivable	621	66,104
Deposits for participation interest accounts, at fair value	3,726	8,512
Service revenue receivables, at fair value	16,238	8,192
Goodwill	19,548	19,548
Intangible assets, net	21,454	23,040
Other assets	13,370	44,018

Total assets(1)	$441,287	$7,652,782

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$73,783	$60,492
Restricted funds due to clients	85,357	121,888
Accounts payable, accrued expenses and other liabilities	17,451	36,391
Income taxes payable	23,703	39,979
Net deferred tax liability	1,039	831
Long-term borrowings	—	8,273,140

Total liabilities(1)	201,333	8,532,721
Commitments and contingencies:
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 110,018 and 109,717 shares issued; 101,558 and 101,318 shares outstanding	1,100	1,097
Additional paid-in capital	451,689	448,088
Accumulated deficit	(26,687)	(1,142,855)
Treasury stock, 8,460 and 8,399 shares held, at cost	(186,629)	(186,551)
Accumulated other comprehensive income	480	281

Total stockholders’ equity (deficit)	239,954	(879,939)

Total liabilities and stockholders’ equity (deficit)	$441,287	$7,652,782

(1)	Our consolidated assets at June 30, 2011 included total assets of $7,168,168 of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included restricted cash and guaranteed investment contracts of $127,709, education loans held to maturity, net of allowance for loan losses, of $6,946,169, interest receivable of $66,031, and other assets of $28,709. Our consolidated liabilities at June 30, 2011 included liabilities of certain VIEs for which the VIE creditors do not have recourse to FMD. These liabilities included long-term borrowings of $8,273,140 and accounts payable and accrued expenses of $11,682.

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—	(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(137,731)	—	(137,731)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(60)	(60)

Total comprehensive loss	—	—	—	—	—	—	—	(137,731)	(60)	(137,791)
Net stock issuance from vesting of stock units	—	—	119	1	(16)	(36)	(1)	—	—	(36)
Stock-based compensation	—	—	—	—	—	—	3,526	—	—	3,526
Tax expense from stock-based compensation	—	—	—	—	—	—	(553)	—	—	(553)

Balance at March 31, 2011	133	$1	109,094	$1,091	(8,255)	$(186,254)	$446,262	$(1,059,025)	$203	$(797,722)

Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive loss:
Net income	—	—	—	—	—	—	—	1,116,168	—	1,116,168
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	199	199

Total comprehensive income	—	—	—	—	—	—	—	1,116,168	199	1,116,367
Net stock issuance from vesting of stock units	—	—	301	3	(61)	(78)	(2)	—	—	(77)
Stock-based compensation	—	—	—	—	—	—	3,603	—	—	3,603

Balance at March 31, 2012	133	$1	110,018	$1,100	(8,460)	$(186,629)	$451,689	$(26,687)	$480	$239,954

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,116,168	$(137,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of effects of the deconsolidations of the trusts and acquisition:
Provision for loan losses	188,756	305,956
Amortization of long-term borrowings, net of issuance costs	(22,349)	(64,013)
Net amortization of loan acquisition costs and origination fees	12,910	23,755
Non-cash gain from the deconsolidations of trusts	(1,248,582)	—
Non-cash gain from TERI settlements	—	(16,774)
Depreciation and amortization expense	3,635	6,573
Deferred income tax (benefit) expense	208	(601)
Stock-based compensation	3,603	3,526
Service revenue receivable sale proceeds and distributions	13,575	460
Gain on sale of trust administrator	(12,571)	—
TERI pledged account distributions	—	136,446
Changes in assets/liabilities:
Interest receivable	(24,347)	(86,007)
Deposits for participation interest accounts	4,786	(8,505)
Service revenue receivables	4,373	4,338
Other assets	(3,625)	245
Accounts payable, accrued expenses and other liabilities	(81)	(2,889)
Income taxes payable	(16,276)	48,001

Net cash provided by operating activities	20,183	212,780
Cash flows from investing activities net of effects of the deconsolidations of trusts and acquisition:
Net cash paid for acquisition of TMS	—	(46,959)
Proceeds from sale of trust administrator	13,693	—
Purchases of short-term investments	(70,000)	—
Proceeds from maturities of short-term investments	50,000	—
Net decrease in education loans held to maturity	115,996	252,241
Net decrease in restricted cash and investments	61,601	96,489
Net decrease in restricted funds due to clients	(40,363)	(52,291)
Purchases of investments available for sale	(62,555)	—
Principal repayments from investments available for sale	2,932	852
Net change in mortgage loans held to maturity	(1,541)	926
Purchases of property and equipment	(295)	(2,523)

Net cash provided by investing activities	69,468	248,735
Cash flows from financing activities net of effects of the deconsolidations of trusts and acquisition:
Net increase (decrease) in deposits	13,291	(51,474)
Payments on capital lease obligations	—	(1,396)
Payments on long-term borrowings	(179,706)	(510,394)
Tax expense from stock-based compensation	—	(553)
Repurchases of common stock	(78)	(36)

Net cash (used in) financing activities	(166,493)	(563,853)

Net decrease in cash and cash equivalents	(76,842)	(102,338)
Cash and cash equivalents, beginning of period	217,367	331,047

Cash and cash equivalents, end of period	140,525	228,709

Supplemental disclosures of cash flow information:
Interest paid	$37,190	$112,399
Income tax paid	5,177	177
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$36,061	$115,410
Extinguishment of TERI note payable	—	3,101

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

We are a specialty finance company focused on education loan programs for K-12, undergraduate and graduate students in the United States, as well as tuition planning, tuition billing and payment technology services. We partner with lenders to design and administer school-certified education loan programs to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking portfolio management and securitization services.

In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC (TMS). We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary Union Federal Savings Bank (Union FederalSM) offers retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market demand accounts.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 to focus on fee-based revenues. Our long term success depends on the continued development of four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly revenues for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of Union Federal, deposit accounts, to serve as a first loss reserve for defaulted program loans. As consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

•

Banking services—Union Federal generates revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, and holding them to maturity. In addition, Union Federal offers retail banking products on a stand-alone, fee-for-service basis.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our clients. We have a right of first refusal if one of our partner lenders wishes to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include warehouse conduits as well as whole loan sales. We can earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing, refund management services and retail banking products are each available on a stand-alone, fee-for-service basis.

Upon our adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts. The NCSLT Trusts and GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively, as we no longer were the primary beneficiary of these trusts. We recorded the impact of these deconsolidations principally in our Securitization Trusts segment. See Note 3, “Deconsolidations of Securitization Trusts,” for additional information.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of the fiscal year ending June 30, 2012. The unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for fiscal 2011 (Annual Report) filed with the Securities and Exchange Commission on September 8, 2011.

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

•

Income taxes relating to uncertain tax positions accrued for under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (now incorporated into Accounting Standards Codification (ASC) 740, Income Taxes).

(2) Summary of Significant Accounting Policies

(a) Consolidation

Our consolidated financial statements include the accounts of FMD, its subsidiaries and certain VIEs, after eliminating intercompany accounts and transactions.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17 which amended the accounting for the consolidation of VIEs. The new guidance requires that we evaluate whether to consolidate a VIE on an ongoing basis, as opposed to a trigger-based quantitative assessment under previous guidance. As a result of the new guidance, on July 1, 2010, we consolidated 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated our indirect subsidiary, UFSB Private Loan SPV, LLC (UFSB-SPV), because we determined that we did not have the power to direct the activities that most significantly impact UFSB-SPV’s economic performance. The 11 previously consolidated NCSLT Trusts and the 3 previously consolidated GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively, as we no longer were the primary beneficiary of these trusts. We recorded the impact of the deconsolidation principally in our Securitization Trusts segment. See Note 3, “Deconsolidations of Securitization Trusts,” for additional information.

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

We also monitor our involvement with 18 other off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(b) Cash Equivalents

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which also approximates fair value.

(c) Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our balance sheet because it is deposited in segregated depository accounts and is not available for our use. The consolidated securitization trusts held cash and guaranteed investment contracts that are restricted to making payments for trust expenses and principal and interest payments on the debt of the particular trust holding such cash and guaranteed investment contracts, and which are not available to any other securitization trust, FMD or any other subsidiary of FMD. The investment of cash held by each securitization trust is subject to the investment guidelines established in the applicable trust indenture. TMS collects tuition payments from students or their families on behalf of educational institutions and will at times deposit a portion of this cash in a deposit account at Union Federal. Such deposit is governed by a trust agreement between TMS and a third party trustee. This cash is subject to the capital requirements and other laws, regulations and restrictions applicable to banks regulated by the Office of the Comptroller of the Currency (OCC) but it is not otherwise restricted, and, accordingly, is not included in restricted cash and investments in our consolidated financial statements. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan proceeds. We record an equal and offsetting liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

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

(e) Loans

We classify loans as held-to-maturity when we have both the ability and intent to hold the loans for the foreseeable future. All education loans held by the securitization trusts that we previously consolidated were classified as held-to-maturity, as well as education loans held by a non-bank subsidiary of FMD, and substantially all education loans and mortgage loans held by Union Federal. We carry loans held to maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 90 days past due.

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

(h) Service Revenue Receivables

Service revenue receivables consist of our additional structural advisory fee and residual receivables, which we carry at fair value in our balance sheet. We eliminate any additional structural advisory fee and residual receivables due from the consolidated securitization trusts. Prior to the sale of our variable interests in the Trusts in November 2011, service revenue receivables also included asset servicing fees. These fees were earned as services were performed.

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

Tuition Payment Processing Fees

Since our acquisition of TMS, administrative and other fees have included revenues generated by TMS, including program enrollment fees, late fees, convenience fees and tuition billing fees. Program enrollment fees are up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the payment term which approximates when services are provided. Late fees and convenience fees are recognized in the period in which the transactions occur, typically monthly, and tuition billing fees are recognized in the period that the services are provided.

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

Administrative and Other Fees

Prior to the sale of FMDS on March 2, 2012, we provided trust administration services and received fees, which were based on the volume of education loans outstanding in securitization trusts we facilitated. These fees were recognized in the period in which the services were rendered. Trust administration services included the daily management of the securitization trusts, coordination of loan servicers and reporting information to the parties related to the trusts. Master servicing and special servicing fees due from certain securitization trusts represent compensation to us for managing the performance of default prevention and collections management services. Such fees are based, in part, upon the volume of assets under management, and in part, upon the reimbursement of expenses. We recognize such fees as the services are performed or as the reimbursable expenses are incurred, as applicable.

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

(l) Income Taxes

In determining a provision for income taxes, we base our estimated annual effective tax rate on expected annual income or loss, statutory tax rates, our ability to utilize net operating loss carryforwards and tax planning opportunities available to us in the various jurisdictions in which we operate. The estimated annual effective income tax rate also includes our best estimate of the ultimate outcome of income tax audits.

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We also record interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense, in the period of which the penalty has been assessed.

(m) Net Income (Loss) Per Share

We compute basic net income or loss per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding. We compute diluted net income or loss per share attributable to common stockholders by dividing net income of loss by the sum of the weighted-average number of shares determined for the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect, excluding those related to participating securities. In the case of a loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

(n) New Accounting Pronouncements

ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 is required when it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, which requires that goodwill of a reporting unit be evaluated for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We adopted ASU 2010-28 during the first quarter of fiscal 2012. However, no events or circumstances have since occurred that would require us to perform an interim impairment test. As such, the adoption did not have a material impact on our consolidated financial statements.

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

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), was issued concurrently with International Financial Reporting Standards 13, Fair Value Measurements (IFRS 13), to provide largely identical guidance about fair value measurement and disclosure requirements. ASU 2011-04 provides clarifications to GAAP to align with IFRS 13. ASU 2011-04 is required to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

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

(3) Deconsolidations of Securitization Trusts

Upon our adoption of ASU 2009-16 and ASU 2009-17, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008, including 11 NCSLT Trusts and 3 GATE Trusts.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS serves as the trust administrator of securitization trusts that we previously facilitated. On March 30, 2012, the new third party owner of FMDS terminated the agreement with our subsidiary First Marblehead Education Resources, Inc. (FMER) for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of these trusts. As such, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our statement of operations for our Securitization Trust segment, representing the accumulated deficit in these trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests related to these trusts that were previously eliminated as part of the adoption of ASU 2009-17, resulting in a total non-cash gain of $10.9 million for the deconsolidation event. Our consolidated statement of operations for the period ended March 31, 2012 included the results of the GATE Trusts for the entire quarter.

The assets and liabilities of the GATE Trusts at the time of their deconsolidation and at June 30, 2011 were as follows:

	March 31, 2012	June 30, 2011
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts	$8,172	$9,640
Education loans held to maturity, net	243,103	261,492
Interest receivable	4,477	5,929
Other assets	2,618	2,181

Total assets	$258,370	$279,242

Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,764	$4,982
Long-term borrowings	255,315	279,448

Total liabilities	260,079	284,430

Accumulated deficit	$(1,709)	$(5,188)

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash resulting in a gain of $12.6 million. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. The NCSLT Trusts have historically been included in our Securitization Trusts segment. Further, any gains, losses or net income recognized by the trusts are included in the tax returns of the trust owners rather than the trust entities themselves, as these trusts are considered pass-through entities. As such, the deconsolidation of the NCSLT Trusts did not affect taxes recorded in our consolidated financial statements. The results of the NCSLT Trusts through November 14, 2011 are presented in our consolidated statement of operations and in our Securitization Trusts segment results.

The assets and liabilities of the NCSLT Trusts at the time of their deconsolidation, net of any elimination entries, and at June 30, 2011 were as follows:

	November 14, 2011	June 30, 2011
	(dollars in thousands)
Assets:
Restricted cash and guaranteed investment contracts	$136,668	$118,069
Education loans held to maturity, net	6,390,414	6,684,679
Interest receivable	49,292	60,102
Other assets	32,500	28,834

Total assets	$6,608,874	$6,891,684

Liabilities:
Accounts payable, accrued expenses and other liabilities	$32,000	$23,404
Long-term borrowings	7,814,591	7,993,692

Total liabilities	7,846,591	8,017,096

Accumulated deficit(1)	$(1,237,717)	$(1,125,412)

(1)	The gain on the deconsolidation of the NCSLT Trusts of $1,237,359 was recognized in our Securitization Trusts segment.

As a result of the events described above, we have deconsolidated all of the securitization trusts previously required to be consolidated under the accounting rules adopted on July 1, 2010, and we do not expect to maintain a Securitization Trusts segment in future periods.

(4) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31, 2012	June 30, 2011
	(dollars in thousands)
Cash equivalents (money market funds)	$113,289	$142,581
Interest-bearing deposits with the Federal Reserve	18,434	50,901
Interest-bearing deposits with other banks	7,111	20,032
Non-interest-bearing deposits with banks	1,491	1,858
Federal funds sold	200	1,995

Total cash and cash equivalents	$140,525	$217,367

Cash and cash equivalents of Union Federal of $20.0 million and $53.8 million at March 31, 2012 and June 30, 2011, respectively, were not available for dividends without prior approval from the OCC or the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at those respective times.

(5) Investments Available for Sale

We categorize available for sale investment securities by major security type and class of security. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available for sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At March 31, 2012:
GSE mortgage-backed securities	$53,823	$369	$(27)	$54,165
Mortgage-backed securities issued by U.S. government agencies	16,538	170	(32)	16,676

Total	$70,361	$539	$(59)	$70,841

At June 30, 2011:
GSE mortgage-backed securities	$2,834	$182	$—	$3,016
Mortgage-backed securities issued by U.S. government agencies	7,904	99	—	8,003

Total	$10,738	$281	$—	$11,019

At March 31, 2012, three investment securities totaling $16.3 million had unrealized losses of $59 thousand and have been in an unrealized loss position for less than one year. The unrealized losses have generally occurred as a result of increases in interest rates since the time of purchase, a structural change in the investment or deterioration in credit quality of the issuer. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost.

At June 30, 2011, there were no securities with an unrealized loss position.

The following table sets forth the contractual maturities of available for sale securities:

	March 31, 2012
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available for sale:
GSE mortgage-backed securities:
Amortized cost	$—	$—	$6,319	$47,504	$53,823
Weighted average yield	—%	—%	1.74%	1.85%	1.83%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$—	$—	$16,538	$16,538
Weighted average yield	—%	—%	—%	2.28%	2.28%

Total debt securities:

Amortized cost	$—	$—	$6,319	$64,042	$70,361
Weighted average yield	—%	—%	1.74%	1.96%	1.94%

Fair value	$—	$—	$6,338	$64,503	$70,841

At March 31, 2012, the expected weighted average remaining life of the mortgage-backed securities was 4.0 years.

(6) Education Loans Held to Maturity and the Related Allowance for Loan Losses

(a) Gross Education Loans Outstanding

At March 31, 2012, education loans held to maturity primarily consisted of loans held by Union Federal and originated during fiscal 2012. At June 30, 2011, education loans held to maturity consisted primarily of loans held by the consolidated securitization trusts. Through the securitization process, a series of special purpose statutory trusts purchased education loans from the originating lenders or their assignees, which relinquished to the trusts their ownership interest in the education loans. The debt instruments issued by the securitization trusts to finance the purchase of these education loans are collateralized by the purchased loan portfolios. At June 30, 2011, education loans held to maturity included $6.86 billion of gross education loans held by the NCSLT Trusts and $264.4 million of gross education loans held by the GATE Trusts. The NCSLT Trusts and the GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively. See Note 3, “Deconsolidations of Securitization Trusts,” for additional information.

The following table summarizes the composition of the net carrying value of our education loans held to maturity:

	March 31, 2012	June 30, 2011
	(dollars in thousands)
Gross loan principal outstanding	$32,330	$7,130,599
Net unamortized acquisition costs and origination fees	—	265,720

Gross loans outstanding	32,330	7,396,319
Allowance for loan losses	(1,276)	(450,150)

Education loans held to maturity, net of allowance	$31,054	$6,946,169

Principal outstanding of loans serving as collateral for long-term borrowings	$—	$7,129,263

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning of period	$3,012	$500,429	$450,150	$24,804
Cumulative effect of a change in accounting principle (consolidation of securitization trusts)	—	—	—	517,804
Deconsolidation pertaining to the NCSLT Trusts	—	—	(424,955)	—
Deconsolidation pertaining to the GATE Trusts	(1,589)	—	(1,589)	—
Provision for loan losses	133	73,745	188,759	305,679
Reserves reclassified from interest receivable for capitalized interest	7	4,762	8,180	16,606
Charge-offs	(672)	(139,923)	(235,415)	(438,301)
Recoveries from borrowers	385	8,927	16,146	21,348

Balance, end of period	$1,276	$447,940	$1,276	$447,940

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

The use of forbearance is contemplated at the origination of an education loan and is included in the credit agreement with the borrower. Under basic forbearance, hardship forbearance and alternative payment plans, the education loan continues to accrue interest. When basic forbearance, hardship forbearance or alternative payment plans cease, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest in basic forbearance, hardship forbearance or alternative payment plans, nor is there a reduction in the interest rate or extension of the maturity date. In addition, in light of the length of the term of the typical education loan, we believe the temporary delay in payment granted to borrowers under these programs is insignificant. For these reasons, we have concluded that our education loans in basic forbearance, hardship forbearance and/or alternative payment plans do not constitute a troubled debt restructuring. However, we will continue to evaluate emerging industry practices as well as the nature and terms of our alternative payment plans and forbearance programs in our assessment of whether future utilization of these programs constitute troubled debt restructurings.

Forbearance programs result in an insignificant delay in the timing of payments received from borrowers, but at the same time, assuming the collection of the forborne amounts, provide for an increase in the gross volume of cash receipts over the term of the education loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

In Repayment

We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made. Under our Monogram platform, borrowers may be in repayment while also being in school. Payment options while in school include full principal and interest, partial interest and interest only.

The following table provides information on the status of education loans outstanding:

	March 31, 2012(1)	As a percentage of total	June 30, 2011(1)	As a percentage of total
	(dollars in thousands)		(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$52	0.2%	$320,973	4.5%
In school and in deferment	17,363	53.7	719,290	10.1
In repayment, including alternative payment plans(2), classified as:
Current: <30 days past due	14,605	45.2	5,591,863	78.4
Delinquent: >30 days past due, but <120 days past due	266	0.8	355,219	5.0
Delinquent: >120 days past due, but <180 days past due	44	0.1	89,165	1.2
In default: >180 days past due, but not yet charged-off	—	—	54,089	0.8

Total gross loan principal outstanding	$32,330	100.0%	$7,130,599	100.0%

Non-accrual loan principal (>120 days past due)	$44	0.1%	$143,254	2.0%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	25	0.1	77,233	1.1

(1)	At June 30, 2011, the principal of loans outstanding included $6.86 billion of loans held by the NCSLT Trusts and $264.4 million of loans held by the GATE Trusts. The NCSLT Trusts and the GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively, and, as such, were not included in the principal of loans outstanding at March 31, 2012.
(2)	At March 31, 2012 and June 30, 2011, borrowers in repayment with loan principal outstanding of approximately $0 and $1.34 billion, respectively, were making reduced payments under alternative payment plans.

Credit Quality of Education Loans Held to Maturity

Management monitors the credit quality of an education loan based on loan status, as outlined above. The impact of changes in loan status, such as delinquency and time in repayment, are incorporated into the allowance for loan loss calculation quarterly through our projection of defaults.

Beginning in fiscal 2012, Union Federal began originating and disbursing Monogram-based education loans. During the first nine months of fiscal 2012, Union Federal disbursed Monogram-based loans in the aggregate principal amount of $31.7 million. These loans had a weighted average FICO score of 747 at origination, and 85.7% had co-signors. At March 31, 2012, 1.6% of these loans were delinquent and there were no defaults.

Our allowance for loan losses has been significantly impacted as the result of the deconsolidations of the NCSLT Trusts and the GATE Trusts. To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for the Monogram-based loan portfolio over the 12-month confirmation period. Our default experience with this loan portfolio is limited by the seasoning of the portfolio, however, we have utilized our extensive historical database, knowledge and experience in projecting the level of defaults and recoveries of the Monogram-based loan portfolio utilizing, in part, historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio. At March 31, 2012, there was $44 thousand of educations loans that were on non-accrual status and no education loans that had specific reserves. These loans were transferred by Union Federal to FMD in 2009, prior to our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. Due to the nature and extent of the Monogram-based education loans issued through Union Federal, none of these loans were greater than 120 days past due at March 31, 2012. At June 30, 2011, the allowance for loan losses included a specific allowance of $54.1 million and a general allowance of $396.1 million. The general allowance was for estimated projected defaults, net of recoveries, over the 12 months following our balance sheet date, which we refer to as the confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses.

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

We carry participation accounts at fair value in our balance sheet. Fair value is equal to the amount of cash on deposit in the account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using an estimate of prepayments, defaults and recoveries, as well as a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(8) Long-term Borrowings

Through the securitization process, the securitization trusts facilitated by us issued debt instruments to finance the purchase of education loans obtained from originating lenders or their assignees. The debt securities issued are obligations of the securitization trusts. Holders of these debt securities generally have recourse only to the assets of the particular securitization trust that issued the debt and not to any other trust, FMD, its operating subsidiaries or the originating lenders or their assignees. We deconsolidated the NCSLT Trusts and GATE Trusts as of November 14, 2011 and March 31, 2012, respectively. As such, there were no outstanding long-term borrowings at March 31, 2012 compared to an outstanding balance of $8.27 billion at June 30, 2011. See Note 3, “Deconsolidations of Securitization Trusts,” for additional information on the deconsolidations of the NCSLT Trusts and the GATE Trusts.

(9) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the third quarter of fiscal 2012 and the third quarter of fiscal 2011, there were no transfers between the hierarchy levels.

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	March 31, 2012				June 30, 2011
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available for sale	$—	$70,841	$—	$70,841	$—	$11,019	$—	$11,019
Deposits for participation interest accounts	—	—	3,726	3,726	—	—	8,512	8,512
Service revenue receivables	—	—	16,238	16,238	—	—	8,192	8,192

Total assets	$—	$70,841	$19,964	$90,805	$—	$11,019	$16,704	$27,723

The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

Investments Available for Sale

Investments available for sale include GSE mortgage-backed securities and mortgage-backed securities issued by U.S. government agencies that are recorded at fair value using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by market data. These investments are classified as Level 2 in the hierarchy.

Participation Interest Account Deposits

We record participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At March 31, 2012 and June 30, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

Service Revenue Receivables

We record our service revenue receivables from the GATE Trusts at fair value using cash flow modeling techniques used to estimate the net present value of fees to be received for services provided and expected to be collected over the life of various separate securitization trusts. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, defaults, after considering all third party guarantees, recovery and prepayment rates, discount rates and the forward London Interbank Offered Rate (LIBOR) curve. These assumptions have generally not changed significantly from the period ended June 30, 2011. Additionally, due to the seasoning of the GATE Trusts, as well as the loan guarantees provided by various third parties, the fair value of these receivables have limited sensitivity to changes in the current default, recovery, and prepayment rate assumptions. The most significant unobservable input into the fair value determination is the discount rate. See Note 11, “Service Revenue Receivables and Related Income,” in the notes to our consolidated financial statements included in Part 8 of Item II of our Annual Report for additional information.

The following tables present activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for March 31, 2012 and 2011. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the three and nine month periods presented.

	Three months ended March 31,
	2012		2011
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$3,584	$6,403	$8,492	$14,547
Realized and unrealized gains (losses)	24	(1,589)	13	(4,726)
Adjustment for the deconsolidation of the GATE Trusts	—	11,944	—	—
Funding and settlements	118	(520)	—	(32)

Fair value, end of period	$3,726	$16,238	$8,505	$9,789

	Nine months ended March 31,
	2012		2011
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$8,512	$8,192	$—	$53,279
Change in accounting principle	—	—	—	(38,692)
Adjustment for the deconsolidations of the NCSLT Trusts and the GATE Trusts	—	26,375	—	—
Realized and unrealized gains (losses)	(9)	(4,754)	28	(4,338)
Funding and settlements(1)	(4,777)	(13,575)	8,477	(460)

Fair value, end of period	$3,726	$16,238	$8,505	$9,789

(1)	During the nine months ended March 31, 2012, we recorded a settlement of our asset servicing fee receivable and additional structural advisory fee receivable in connection with the deconsolidation of the NCSLT Trusts as of November 14, 2011. These service revenue receivables were reported in our Education Financing segment and eliminated in consolidation. See Note 3, “Deconsolidations of Securitization Trusts,” for additional details.

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

The short duration of many of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the value reported in our consolidated balance sheet. We believe that the carrying values of cash equivalents, short-term investments, federal funds sold, restricted cash and guaranteed investment contracts, deposits and restricted funds due to clients approximate fair value due to their short duration, and that the fair value of mortgage loans held to maturity is not materially different from its carrying value.

At March 31, 2012, the estimated fair value of education loans held to maturity was also not materially different than its carrying value principally as a result of these loans being newly originated in fiscal 2012 and the market rates at which they were being carried being reflective of current market rates. The education loans and long-term borrowings presented in the table below at June 30,

2011 were held by the securitization trusts we previously consolidated and were based on the net present value of cash flows, using the same observable and unobservable performance assumptions that we used to estimate the fair value of our service revenue receivables, applying discount rates commensurate with the duration, yield and credit ratings of the assets or liabilities, as applicable. The fair value estimated on our loans and borrowings are classified as Level 3 in the fair value hierarchy.

The following table discloses the carrying values and estimated fair values of certain financial instruments at June 30, 2012 not recorded at fair value in our balance sheet:

	June 30, 2011(1)
	Carrying value	Fair value
	(dollars in thousands)
Education loans held to maturity, net of allowance for loan losses	$6,946,169	$5,009,277
Long-term borrowings	8,273,140	5,573,127

(1)	At June 30, 2011, education loans held to maturity, net of allowance for loan losses included $6.69 billion of loans held by the NCSLT Trusts and $261.5 million held by the GATE Trusts. Long-term borrowings included $7.99 billion of long-term borrowings of the NCSLT Trusts and $279.4 million of the GATE Trusts. These trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively. As a result, the education loans held to maturity by the NCSLT Trusts and the GATE Trusts were not included in education loans held to maturity at March 31, 2012 and the long-term borrowings of the NCSLT Trusts and the GATE Trusts were not included in long-term borrowings at March 31, 2012.

(10) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate), effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior taxable years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007, fiscal 2008 and fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to audit a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our tax return for fiscal 2010 in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of March 31, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

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

We expect an opinion to be issued by the ATB relating to the Order within approximately six months from the ATB notice. The opinion will set out the ATB’s findings of fact and the reasons for its ruling in the Order. After the ATB has issued its opinion, we will consider an appeal of the Order’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the Order’s other findings.

In connection with the Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the Order by us would occur only after the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such accruals totaled $23.1 million at March 31, 2012, which were included in income taxes payable in the accompanying consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with the tax years 2004 through 2006 for GATE. We cannot predict the timing of any such payments at this time.

(b) Indemnifications—Sale of FMDS

In connection with the sale of FMDS, we have agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

The buyer’s rights to indemnification with respect to breaches of certain of our representations and warranties in the purchase agreement, which we refer to as the Non-Fundamental Representations, are subject to:

•	an aggregate deductible of $1.0 million (the Deductible),

•	an aggregate cap of $2.0 million (the Non-Fundamental Cap), and

•	a survival limitation requiring the buyer to assert claims within 18 months after the closing date of March 2, 2012 (the Survival Limitation).

With respect to breaches of Non-Fundamental Representations, the buyer would be entitled to indemnification if its aggregate indemnifiable losses were to exceed the Deductible. In that event, the buyer would be entitled to indemnification to the extent that its losses exceeded $750,000, up to the Non-Fundamental Cap; provided, however, that if the Non-Fundamental Cap were reached and the buyer were to have suffered additional indemnifiable losses solely as a result of a breach of our representations and warranties with regard to legal compliance, the buyer would be entitled to recover up to an additional $2.0 million in the aggregate.

The buyer’s rights to indemnification with respect to breaches of our other representations and warranties in the purchase agreement , which we refer to as the Fundamental Representations, are not subject to the Deductible or the Survival Limitations and are subject to a cap equal to the purchase price minus the aggregate amount paid by us in connection with breaches of Non-Fundamental Representations, which we refer to as the Fundamental Cap. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

The buyer’s rights to indemnification would not be subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation in the case of any breach or nonperformance by us or any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is not subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the Purchase Price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at March 31, 2012, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our overall consolidated financial statements.

(c) Performance Guaranty

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

Education Financing

In our Education Financing segment, we offer outsourcing services to national and regional financial and educational institutions in the United States for designing and implementing education loan programs. We partner with lenders to design and administer school-certified loan programs, which are designed to be marketed through educational institutions or to prospective student borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. Starting in fiscal 2011, we began offering a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis.

As of January 1, 2011, we began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through TMS. TMS is one of the largest U.S. providers of such services, operating in 48 states and serving over 700 schools. TMS provides students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options. In November 2011, TMS began offering refund management services to education institutions and students.

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

Until the sale of FMDS, we provided administrative and other services to securitization trusts that we facilitated, and until the deconsolidation of the NCSLT Trusts, we provided asset servicing to the third-party owner of the Trust Certificate.

Securitization Trusts

Our Securitization Trusts segment includes securitization trusts that purchased portfolios of education loans facilitated by us that we consolidated upon our adoption of ASU 2009-16 and ASU 2009-17, though not all securitization trusts facilitated by us were consolidated. The securitization trusts financed purchases of education loans by issuing debt to third-party investors. The key driver of the results of our Securitization Trusts segment is the performance of the underlying portfolio of education loans held by these trusts.

At July 1, 2010, 14 securitization trusts were consolidated, 11 of which were the NCSLT Trusts and 3 of which were the GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. As such, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011. On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary FMDS for $13.7 million in cash. FMDS serves as the trust administrator of securitization trusts that we previously facilitated. On March 30, 2012, the new third party owner of FMDS terminated the agreement with our subsidiary FMER for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of these trusts. As such, we deconsolidated the assets and liabilities of the GATE Trusts as of March 31, 2012. See Note 3, “Deconsolidations of Securitization Trusts,” for additional information.

As a result of the events described above, we have deconsolidated all of the securitization trusts previously required to be consolidated under the accounting rules adopted on July 1, 2010, and we do not expect to maintain a Securitization Trusts segment in future periods.

Our consolidated income statement for the period ended March 31, 2012 included the results of the GATE Trusts for the entire quarter. The administration of the GATE Trusts, including investor reporting through the sale date of FMDS and default prevention and collections management services, was provided by our Education Financing segment. The extent that revenues earned by our Education Financing segment, were paid for by trusts included in our Securitization Trusts segment, such revenues and experses were eliminated in consolidation.

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

Operating results by segment were as follows:

	Three months ended March 31,
	2012				2011
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$950	$2,468	$—	$3,418	$557	$79,323	$9	$79,889
Interest expense	(209)	(528)	—	(737)	(206)	(14,881)	—	(15,087)

Net interest income	741	1,940	—	2,681	351	64,442	9	64,802
Provision for loan losses	222	(303)	—	(81)	(10)	(73,745)	—	(73,755)

Net interest income (loss) after provision for loan losses	963	1,637	—	2,600	341	(9,303)	9	(8,953)
Non-interest revenues:
Tuition payment processing fees	7,697	—	—	7,697	7,055	—	—	7,055
Additional structural advisory fees, asset servicing fees and residual trust updates	2,454	—	(4,043)	(1,589)	(26,372)	—	21,646	(4,726)
Other administrative fees	4,072	7	(117)	3,962	4,359	1,818	(2,368)	3,809

Total non-interest revenues	14,223	7	(4,160)	10,070	(14,958)	1,818	19,278	6,138

Total revenues	15,186	1,644	(4,160)	12,670	(14,617)	(7,485)	19,287	(2,815)
Non-interest expenses:
Compensation and benefits	11,645	—	—	11,645	11,615	—	—	11,615
General and administrative	13,864	1,078	(855)	14,087	15,563	(9,724)	19,157	24,996

Total non-interest expenses	25,509	1,078	(855)	25,732	27,178	(9,724)	19,157	36,611

Income (loss) before other income and income taxes	(10,323)	566	(3,305)	(13,062)	(41,795)	2,239	130	(39,426)
Other income:
Gain from deconsolidations of trusts	—	1,709	9,156	10,865	—	—	—	—
Gain on sale of trust administrator	12,571	—	—	12,571	—	—	—	—
Proceeds from TERI settlement	—	—	—	—	—	18	—	18

Total other income	12,571	1,709	9,156	23,436	—	18	—	18

Income (loss) before income taxes	2,248	2,275	5,851	10,374	(41,795)	2,257	130	(39,408)
Income tax (benefit) expense	516	—	—	516	(82)	—	—	(82)

Net (loss) income	$1,732	$2,275	$5,851	$9,858	$(41,713)	$2,257	$130	$(39,326)

Net income (loss) per common share:
Basic	$0.02	$0.02	$0.05	$0.09	$(0.41)	$0.02	$—	$(0.39)
Diluted	0.02	0.02	0.05	0.09	(0.41)	0.02	—	(0.39)
Weighted-average common shares outstanding:
Basic				101,554				100,834
Diluted				110,573				100,834

	Nine months ended March 31,
	2012				2011
	Education Financing	Securitization Trusts	Eliminations	Total	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars and shares in thousands, except per share amounts)
Revenues:
Net interest income:
Interest income	$2,230	$112,933	$18	$115,181	$1,478	$251,346	$29	$252,853
Interest expense	(679)	(20,914)	—	(21,593)	(823)	(48,974)	—	(49,797)

Net interest income	1,551	92,019	18	93,588	655	202,372	29	203,056
Provision for loan losses	476	(189,232)	—	(188,756)	(277)	(305,679)	—	(305,956)

Net interest income (loss) after provision for loan losses	2,027	(97,213)	18	(95,168)	378	(103,307)	29	(102,900)
Non-interest revenues:
Tuition payment processing fees	22,172	—	—	22,172	7,055	—	—	7,055
Additional structural advisory fees, asset servicing fees and residual trust updates	202	—	(4,956)	(4,754)	(20,890)	—	16,552	(4,338)
Other administrative fees	11,373	578	(3,436)	8,515	13,144	2,393	(7,478)	8,059

Total non-interest revenues	33,747	578	(8,392)	25,933	(691)	2,393	9,074	10,776

Total revenues	35,774	(96,635)	(8,374)	(69,235)	(313)	(100,914)	9,103	(92,124)
Non-interest expenses:
Compensation and benefits	33,321	—	—	33,321	27,640	—	—	27,640
General and administrative	47,275	19,092	(4,757)	61,610	40,088	17,083	9,538	66,709

Total non-interest expenses	80,596	19,092	(4,757)	94,931	67,728	17,083	9,538	94,349

(Loss) income from operations	(44,822)	(115,727)	(3,617)	(164,166)	(68,041)	(117,997)	(435)	(186,473)
Other income:
Gain from deconsolidations of trusts	—	1,239,068	9,514	1,248,582	—	—	—	—
Gain of trust administrator	12,571	—	—	12,571	—	—	—	—
Proceeds from TERI settlement	1,405	6,885	—	8,290	8,112	42,587	—	50,699

Total other income	13,976	1,245,953	9,514	1,269,443	8,112	42,587	—	50,699

Income (loss) before income taxes	(30,846)	1,130,226	5,897	1,105,277	(59,929)	(75,410)	(435)	(135,774)
Income tax (benefit) expense	(10,891)	—	—	(10,891)	1,957	—	—	1,957

Net (loss) income	$(19,955)	$1,130,226	$5,897	$1,116,168	$(61,886)	$(75,410)	$(435)	$(137,731)

Net income (loss) per common share:
Basic	$(0.18)	$10.25	$0.05	$10.12	$(0.61)	$(0.75)	$(0.01)	$(1.37)
Diluted	(0.18)	10.23	0.05	10.10	(0.61)	(0.75)	(0.01)	(1.37)
Weighted-average common shares outstanding:
Basic				101,459				100,809
Diluted				110,499				100,809

Eliminations and Deconsolidation

For the three months ended March 31, 2012, revenue and expenses included in “Eliminations” for segment reporting purposes primarily related to the elimination of the trust updates and related residual interests ownership of our Education Financing segment in the GATE Trusts, offset by the gain from the deconsolidation of the GATE Trusts. At March 31, 2012, we also recorded a gain on the deconsolidation of the GATE Trusts of $9.2 million to record the fair value of the residual interests that were previously eliminated as the result of our adoption of ASU 2009-17. The residual interests of $9.2 million that were related to the GATE Trusts were not recorded in our Securitization Trust segment and, as such, were not included in the $1.7 million gain recorded.

For the nine months ended March 31, 2012, the revenues and expenses included in “Eliminations” for segment reporting purposes related to revenues earned by our Education Financing segment, and the corresponding expenses incurred by our Securitization Trusts segment, relating to intercompany life-of-trust fees for securitization structuring. Eliminations for segment reporting purposes prior to March 31, 2012 also included our on-going fees for trust administration, default prevention and collections management, as well as the elimination of the residual interest ownership held by our Education Financing segment in the GATE Trusts.

At March 31, 2012, there were no assets or liabilities in our Securitization Trusts segment due to the deconsolidations of the NCSLT Trusts and the GATE Trusts. All assets and liabilities in our consolidated balance sheet are held by our Education Financing segment.

	June 30, 2011
	Education Financing	Securitization Trusts	Eliminations	Total
	(dollars in thousands)
Assets:
Cash, cash equivalents and short-term investments	$267,367	$—	$—	$267,367
Restricted cash and investments, at cost	124,687	127,709	—	252,396
Investments available for sale, at fair value	11,019	—	—	11,019
Education loans held to maturity	—	6,946,545	(376)	6,946,169
Service revenue receivables	29,610	—	(21,418)	8,192
Goodwill	19,548	—	—	19,548
Intangible assets, net	23,040	—	—	23,040
Other assets	32,279	97,046	(4,274)	125,051

Total assets	$507,550	$7,171,300	$(26,068)	$7,652,782

Liabilities:
Deposits	$60,492	$—	$—	$60,492
Restricted funds due to clients	124,194	—	(2,306)	121,888
Long-term borrowings	—	8,273,140	—	8,273,140
Other liabilities	65,519	28,385	(16,703)	77,201

Total liabilities	250,205	8,301,525	(19,009)	8,532,721
Total stockholders’ equity (deficit)	257,345	(1,130,225)	(7,059)	(879,939)

Total liabilities and stockholders’ equity (deficit)	$507,550	$7,171,300	$(26,068)	$7,652,782

(12) Net Interest Income

The following table reflects the components of net interest income:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$71	$115	$201	$452
Short-term investments and federal funds sold	81	63	190	212
Restricted cash and investments	52	171	544	341
Investments available for sale	273	43	514	141
Education loans held to maturity	2,871	79,398	113,498	251,437
Mortgage loans held to maturity	70	99	234	270

Total interest income	3,418	79,889	115,181	252,853
Interest expense:
Time and savings account deposits	97	81	290	381
Money market account deposits	59	39	186	100
Other interest-bearing liabilities	55	86	204	342
Long-term borrowings	526	14,881	20,913	48,974

Total interest expense	737	15,087	21,593	49,797

Net interest income	$2,681	$64,802	$93,588	$203,056

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

We are subject to federal income tax as well as income tax in multiple U.S. state and local jurisdictions. The IRS has begun an audit of our tax returns for the taxable years 2007, 2008, 2009 and 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts treatment of GATE, a former subsidiary of FMD. See Note 10, “Commitments and Contingencies—Income Tax Matters,” above for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2008 and June 30, 2011.

Unrecognized Tax Benefits

In connection with the Order issued by the ATB, as well as the expiration of the statute of limitations applicable to GATE’s tax year ended June 30, 2007, as described in Note 10, “Commitments and Contingencies—Income Tax Matters,” above, we adjusted our unrecognized tax benefits. The unrecognized tax benefits for the taxable year ended June 30, 2007 represented 56.2% of the total reduction. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended March 31, 2012 is as follows:

Nine months ended March 31, 2012
(dollars in thousands)
Beginning unrecognized tax benefits	$30,936
Increase related to positions taken in the current year	—
Reduction as a result of ATB order and expiration of statute of limitations	(11,306)

Ending unrecognized tax benefits	$19,630

Beginning accrued interest	8,375
Interest expense recognized	1,380
Reduction to interest as a result of ATB order and expiration of statute of limitations	(6,281)

Ending accrued interest	$3,474

The ending balance at March 31, 2012 if recognized would favorably affect our effective income tax rate. We recognize interest and penalties, if any, in income tax expense when incurred.

(14) Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(dollars and shares in thousands, except per share amounts)
Net income (loss) available to common stockholders	$9,858	$(39,326)	$1,116,168	$(137,731)
Less: Earnings allocated to participating securities	(790)	—	(89,519)	—

Earnings (loss) allocated to common shares outstanding	9,068	(39,326)	1,026,649	(137,731)

Net income (loss) per common share:
Basic	$0.09	$(0.39)	$10.12	$(1.37)
Diluted	0.09	(0.39)	10.10	(1.37)
Weighted-average common shares outstanding:
Basic	101,554	100,834	101,459	100,809
Diluted	110,573	100,834	110,499	100,809

Anti-dilutive common stock equivalents	9,019	9,141	9,040	9,017

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

(15) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $16.0 million and $11.7 million at March 31, 2012 and June 30, 2011, respectively. During the nine months ended March 31, 2012, Union Federal received a capital contribution of $4.7 million from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	March 31, 2012	June 30, 2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	32.1%	223.9%
Total risk-based capital	8.0	10.0	33.0	225.2
Tier 1 (core) capital	4.0	5.0	11.8	15.5

As of March 31, 2012 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve) as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. Prior to July 21, 2011, FMD’s and Union Federal’s primary federal regulator was the OTS.

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

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), an Federal Deposit Insurance Corporation (FDIC) insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

In March 2010, the FMD Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. The resolutions continue to be applied by the Federal Reserve.

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this quarterly report.

Part II. Other Information

Item 1.	Legal Proceedings.

There were no material developments during the third quarter of fiscal 2012 in the matters entitled “Internal Revenue Service Audit,” “Massachusetts Appellate Tax Board Matters” and “TERI Database Dispute” included in Item 3 of Part I of our Annual Report.

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

•	Continuation of the current economic conditions could adversely affect the education loan industry.

•	If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

•	If competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

•	We have consolidated and subsequently deconsolidated certain securitization trusts in our financial results, which has resulted in significant changes to the presentation of our financial statements.

•	ASU 2009-17 may result in increased volatility in our reported financial condition and results of operations.

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

•	Changes in interest rates could affect the value of our additional structural advisory fee and residual receivables, as well as demand for education loans and our services.

•	Our financial and operating results are subject to seasonality and cyclicality.

•	In structuring and facilitating securitizations of our clients’ education loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•	Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

•

Recent legislative proposals could affect the prepayment of education loans in the securitization trust portfolios. If the legislative proposals are enacted, they could adversely affect the performance of the GATE Trusts, and/or the key assumptions we use to estimate the fair value of our service revenue receivables.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. We are uncertain of the total application volume for the 2012-2013 academic year and beyond, the extent to which application volume will ultimately result in disbursed loans or the overall characteristics of the disbursed loan portfolio. If we are unsuccessful in originating Monogram-based loans, we may encounter difficulty in the future in signing new lender clients.

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

Our revised business model depends on our ability to facilitate education loan volumes substantially in excess of those that we have originated to date and those contemplated by our three initial lender clients’ Monogram-based loan programs. As a result of continued instability in the capital markets generally and the market for securitized education loans in particular, as well as the tightening by lending institutions of their underwriting standards in the current economic environment, we have been required to expend capital to support loan volume under our Monogram platform. Specifically, a portion of the loan volume to date under our Monogram platform has been originated by our subsidiary Union Federal and we have been further required to provide credit enhancements for Monogram-based loans originated by all three of our initial lender clients by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our revised business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital market advance rates, including the re-emergence of subordinated bonds in the private education loan securitization market, than are available today.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of loan programs based on our Monogram platform.

Through May 10, 2012, we had entered into loan program agreements with three lender clients for Monogram-based loan programs, including our subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through May 10, 2012. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions, as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

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

We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the lenders. As of April 30, 2012, the balance of our funded credit enhancements was $4.1 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

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

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, generally, than we are. In particular, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute now because our initial lender clients’ Monogram-based loan programs were initially launched in late fiscal 2011.

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Sallie Mae has announced that it intends to concentrate on growth of its private education loan volumes, particularly following the elimination of FFELP. Our business could be adversely affected if Sallie Mae’s private education loan programs continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, FACTS Management and Higher One Payments, Inc. compete directly with TMS.

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

High unemployment rates and the unsteady financial sector have adversely affected many consumers, loan applicants and borrowers throughout the country. Loan applicants that have experienced trouble repaying credit obligations may not be able to meet the credit standards of our lender clients’ Monogram-based loans, which could limit our lending market or have a negative effect on the rate at which loan applications convert into disbursed loans. In addition, current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated fair value of our service revenue receivables and our participation accounts. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

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

Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. The reorganization of our management structure in support of these initiatives also resulted in the loss of many of our former senior managers, many of whom possessed institutional knowledge and experience with our business that cannot be immediately replaced through the hiring of new managers. We must retain, train, supervise and manage our employees effectively during this period of change in our business and our ability to respond in a timely and effective fashion to unanticipated exigencies of our new business model could be negatively affected during this transition. Furthermore, we believe that retaining our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis. As a result of these recent changes in our management structure we are particularly dependent on the continuing members of our management team and the loss of any of these key employees could adversely affect our business.

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

If we are unable to manage our cost reductions, or if we lose key employees or are unable to attract and properly train new employees, our operations and our financial results could be adversely affected.

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

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the United States Bankruptcy Court for the District of Masschusetts, or Bankruptcy Court a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order, in response to TERI’s motion. The Database Order stated that an earlier order issued by the Bankruptcy Court in June 2008 was not intended to extend the contractual restrictions applicable to TERI beyond two years following the termination by TERI of our 2001 database sale and supplementation agreement. TERI rejected that agreement effective as of May 31, 2008. In December 2010, FMD filed in Bankruptcy Court a notice of appeal of the Database Order and an election to have the appeal heard in the United States District Court for the District of Massachusetts, which we refer to as the District Court. On December 8, 2011, the District Court affirmed the Database Order, which we refer to as the District Court Order. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the United States Court of Appeals for the First Circuit. If we are not successful in preventing TERI from selling, licensing or transferring the subset of our database that we provided in 2008, the competitive advantage of our loan database could diminish.

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

Our future success depends, in part, on our ability to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make in the near-term, investments in TMS’ technology platform in order to enable TMS to provide products and services to its clients, and compete, more effectively. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, or if TMS fails to properly administer its tuition payment plans or other services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of March 31, 2012, the Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, serviced a substantial majority of education loans held by the securitization trusts that we administered and served as the sole loan servicer for loan programs based on our Monogram platform. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

As a result of our adoption of ASU 2009-16 and ASU 2009-17 effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008 and previously accounted for off-balance sheet, and we deconsolidated our subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As a result of these changes, as of July 1, 2010, we recorded a net increase in total assets and total liabilities of approximately $7.90 billion and $8.78 billion, respectively, and a net decrease in total stockholders’ equity of approximately $880.1 million. We adjusted our opening retained earnings by $990.3 million for the net deficit of the consolidated securitization trusts, which was partially offset by an adjustment of $110.2 million to remove the deficit of UFSB-SPV and reverse certain deferred tax asset valuation allowances. In addition, beginning with the first quarter of fiscal 2011, we recognized interest income associated with securitized assets, including education loans held by the consolidated securitization trusts, in the same line item as interest income from non-securitized assets, as well as a provision for loan losses, and we recognized interest expense associated with debt issued by the consolidated securitization trusts to third-party investors on the same line item as other interest-bearing liabilities of FMD. We recognize trust updates from additional structural advisory fees and residual receivables, and administrative and other fees, from off-balance sheet VIEs that are not consolidated.

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

On March 30, 2012, FMDS terminated its agreement with our subsidiary FMER for special servicing of the GATE Trusts. As a result, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of the GATE Trusts. We deconsolidated $258.0 million of total assets and $260.0 million of total liabilities of the GATE Trusts effective March 31, 2012. We recognized a non-cash gain of $1.7 million in our Securitization Trusts segment upon deconsolidation, representing the accumulated deficits in these trusts. We also recognized an additional gain of $9.2 million, representing the residual interests related to the GATE Trusts that were previously eliminated as a result of our adoption of ASU 2009-17, resulting in a total non-cash gain of $10.9 million upon the deconsolidation event.

These deconsolidations may make it challenging to compare results for periods in which we do not consolidate these trusts with results for periods in which we have consolidated these trusts. See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. Following these deconsolidations, we remain subject to ASU 2009-17.

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

We are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate. As a result, determinations that we make from time to time will be susceptible to change. For example, upon the sale of our interests in the structuring advisory agreements relating to the Trusts and the asset services agreement, we determined that we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. In addition, upon FMDS’ termination of its agreement with FMER to provide special servicing of the GATE Trusts, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we determined that were no longer the primary beneficiary of the GATE Trusts. See Note 3, “Deconsolidations of Securitization Trusts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

The accounting for these matters is complex. Failure to accurately apply ASU 2009-17 could result in additional deconsolidation or consolidation of securitization trusts, which could materially affect our financial statements and make analysis of our financial standing difficult. As we continue to execute our business model, we may be required to consolidate future financing transactions in accordance with ASU 2009-17.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, the allowance for loan losses and related provision, income taxes relating to uncertain tax positions accrued for under FIN 48 (now incorporated into ASC 740, Income Taxes), the valuation of our deposits for participation accounts, recognition of interest income on delinquent and defaulted education loans and our determination of goodwill and intangible asset impairment.

In our determination of the fair value of our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value because there are no quoted market prices. Our key assumptions to estimate fair value include, as applicable:

•	Discount rates, which we use to estimate the present fair value of our future cash flows;

•	The annual rate and timing of education loan prepayments;

•	The trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time;

•	The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as forbearance programs and alternative payment plans; and

•	The expected amount and timing of recoveries on defaulted education loans, including collections costs.

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

If the actual performance of the education loan portfolios held by us or our clients who hold Monogram-based loans were to vary appreciably from the assumptions we use, we may need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual loan losses could be significantly greater than our allowance, and our actual service revenues or releases from participation accounts could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions. Furthermore, the GATE Trusts generally hold education loans that benefit from credit enhancement arrangements from the borrowers’ educational institutions or with a lender that has provided a guaranty on behalf of certain educational institutions, up to specified limits. If loan default experience exceeds the guarantees on the education loans that benefit from these credit enhancement arrangements, or if the guarantors of such loans are unable to fulfill their respective responsibilities, our financial results could be adversely affected.

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

Effective March 31, 2009, we completed the sale of the Trust Certificate, which generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the Trust Certificate. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs. As of March 31, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the Order regarding these proceedings. In March 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the Order by us would occur only after the issuance of the ATB’s opinion and could include a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner may also consider an appeal of the Order’s findings. If we are unsuccessful in an appeal of the Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We cannot predict the timing of any such payments at this time.

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

•	Higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments; or

•	An increase in interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

Other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates or such use. If the prepayment or default rates increase for the education loans held by us, the GATE Trusts or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and our participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of our common stock and could also prevent, or make more challenging, any future portfolio funding transactions.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if our Education Financing segment will return to profitability. We may require additional funds for our products, operating expenses, including expenditures relating to TMS, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of March 31, 2012, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail or delay plans for TMS or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 15, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At March 31, 2012, we had $19.5 million of goodwill and $21.5 million of intangible assets related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB was unable to supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director was confirmed. Now that a CFPB Bureau Director has been appointed, the CFPB has initiated its examination program of non-depository institutions (which could include service providers such as FMER). The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and Union Federal’s operating subsidiary FM Loan Origination Services, LLC, or FMLOS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal, as well as authority to examine and supervise federal savings associations with assets of less than $10 billion, such as Union Federal, for compliance with consumer protection laws.

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the CFPB, which would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers. Finally, the Dodd-Frank Act requires the CFPB and the Secretary of Education, in consultation with the FTC commissioners and the U.S. Attorney General, to submit a report, by July 21, 2012, on a variety of matters relating to the private education lending market, including education loan lenders. The CFPB has begun gathering data in connection with this report. The CFPB has initiated a number of projects focused on the education loan market, including a “Know Before You Owe” campaign designed to provide additional information to consumers and a new Office of Students intended to provide students with tools to facilitate decision making regarding various credit products, including education loans. These initiatives, and similar efforts with respect to other credit and retail banking products, could increase our costs and the complexity of our operations.

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. FMER has been approved for licenses in Massachusetts, New Jersey, Pennsylvania and Texas. TMS has submitted license applications or registrations and/or received licenses or registrations as a credit services organization and/or collection agency in approximately 15 states. Although we believe that our prior consultations with regulatory counsel and, in some cases state regulators, have identified all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may determine that we need to submit additional license applications in other states, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. For example, the Dodd-Frank Act eliminated the federal preemption of state licensing requirements for federal savings association operating subsidiaries, such as Union Federal’s operating subsidiary, FMLOS. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

Absent a change in federal law, either by judicial interpretation or legislation, to the extent that our services are conducted through Union Federal, we believe it is less likely that state regulatory requirements affecting loan brokers, small loan lenders, credit services organizations, loan arrangers or collection agencies will be asserted. In addition, we may now be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal preemption of such registration or licensing requirements. We cannot assure you that we will be successful in obtaining additional state licenses or registrations in a timely manner, or at all. If we determine that additional state registrations or licenses are necessary, we may be required to delay or restructure our activities in a manner that will not subject us to such licensing or registration requirements.

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

We are subject to a broad range of federal and state consumer protection laws applicable to our student lending, mortgage lending and other retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, servicemember protections, interest rates and loan fees, disclosures of loan terms, marketing, brokering, servicing, collections and foreclosure.

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

A Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the performance of the GATE Trusts, the key assumptions we use to estimate the fair value of our service revenue receivables, and/or the competiveness of our Monogram platform.

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

In April 2010 and again in May 2011, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for certain education loans. If enacted as initially proposed, both bills would apply retroactively to education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. Although the April 2010 bill was not enacted in the last Congress, if the May 2011 bill is enacted in this Congress, such legislation could adversely affect the performance of the GATE Trusts and the key assumptions we used, including recovery assumptions, to estimate the fair value of our service revenue receivables. In addition, the May 2011 bill, if enacted, may restrict the availability of capital to fund education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

Recent legislative proposals could affect the prepayment of education loans in the securitization trust portfolios. If the legislative proposals are enacted, they could adversely affect the performance of the GATE Trusts, and/or the key assumptions we use to estimate the fair value of our service revenue receivables.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their private education loan debt for federal unsubsidized Stafford or graduate/professional PLUS debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Similar legislation was introduced in the U.S. House of Representatives in 2012. If such legislation is enacted, borrowers with loans in the securitization trusts could exchange their private education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, any such bill could adversely affect the performance of the GATE Trusts and the key assumptions that we have used to estimate the fair value of our service revenue receivables.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we work with, the education loans that we facilitate would be subject to individual state consumer protection laws.

All of the lenders with which we work are federally-insured banks and credit unions. As a result, they are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy preemption from enforcement of state consumer protection laws. In providing our education loan services to our clients, we do not act as a lender, guarantor or loan servicer, and the terms of the education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

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

•

Any variance between the actual performance of the GATE Trusts and the key assumptions that we have used to estimate the fair value of our service revenue receivables, including among others, discount, net default and prepayment rates;

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

Our directors and executive officers, and entities affiliated with them, owned approximately 20.0% of the outstanding shares of our common stock as of March 31, 2012, excluding shares issuable upon vesting of outstanding restricted stock units, shares issuable upon exercise of outstanding vested and unvested stock options and shares of preferred stock held by affiliates of GS Capital Partners, or GSCP, convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock. Approximately 5,182,347 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended March 31, 2012 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, which we refer to as the 2003 Plan, and our 2011 stock incentive plan, which we refer to as the 2011 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Other(1) :
January 1—31, 2012	32,732	1.17	—	N/A
February 1—29, 2012	3,265	1.27	—	N/A
March 1—31, 2012	2,420	$1.41	—	N/A

Total Other	—	—	—	N/A

Total Purchases of Equity Securities	38,417	1.19	—

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: May 10, 2012	By:	/s/ KENNETH KLIPPER
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2011 Stock Incentive Plan

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	Instance Document

101.SCH(2)	Taxonomy Extension Schema Document

101.CAL(2)	Taxonomy Calculation Linkbase Document

101.LAB(2)	Taxonomy Label Linkbase Document

101.PRE(2)	Taxonomy Presentation Linkbase Document

101.DEF(2)	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 99.2 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.
(2)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.
#	This Exhibit is a management contract or compensatory plan or arrangement.