Form 10-K
period 2012-06-30
FIRST MARBLEHEAD CORP
filed 2012-09-12
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held on December 31, 2011 by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $95,472,711 based on the last reported sale price of the common stock on the New York Stock Exchange on December 30, 2011. For the purposes of the immediately preceding sentence, the term “affiliate” refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2011 and ownership excludes shares issuable upon vesting of restricted stock units and exercise of outstanding stock options, as well as shares of preferred stock convertible into 8,846,733 shares of our common stock.

Number of shares of the registrant’s common stock outstanding as of September 6, 2012: 102,131,480.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2012. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers of the Registrant” and “Code of Ethics” in Part I of this annual report, respectively) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2012

FIRSTMARBLEHEAD and MONOGRAM are registered service marks and PREPGATE is a service mark of The First Marblehead Corporation. BORROWSMART is a registered service mark of Tuition Management Systems LLC. UNION FEDERAL is a registered service mark of Union Federal Savings Bank. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of this annual report, and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 12, 2012.

PART I

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” and “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2012 as “fiscal 2012.”

Item 1.	Business

Overview

We are a specialty finance company focused on education loan programs for K-12, undergraduate and graduate students in the United States, as well as tuition planning, tuition billing, refund management and payment technology services. We partner with lenders to design and administer education loan programs, which are typically school-certified and designed to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC, which we refer to as TMS. We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary Union Federal Savings Bank, which we refer to as Union Federal®, offers retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market deposit accounts.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 to focus on fee-based revenues. Our long-term success depends on the continued development of four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

•

Banking services—Union Federal offers traditional retail banking products on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales. We can also earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•	Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing, and refund management services are each available on a stand-alone, fee-for-service basis.

Education loans are funded by private sector lenders and are not guaranteed by the federal government. They are intended to be used by borrowers who have first utilized other sources of education funding, including family savings, scholarships, grants and federal and state loans. For the 2010-2011 academic year, we believe that there was a “funding gap” in post-secondary education in the United States of approximately $135 billion between the costs of attendance and these sources of education funding, based on information from the National Center for Education Statistics and The College Board. We believe that enrollment in post-secondary education institutions will continue to increase over the next several years, as will costs of attendance. We also believe that education loan products will continue to be necessary for students and their families after applying family savings and exhausting all available scholarships, grants and federal and state loans.

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

Our clients in the past have typically been lenders that desired to supplement their existing federal education loan or other consumer lending programs with a private education loan offering. In response to legislative changes that eliminated the Federal Family Education Loan Program, or FFELP, as of July 2010, many lenders have re-evaluated their business strategies related to education lending. We believe that these legislative changes as well as general economic conditions, capital markets disruptions and the declining credit performance of consumer-related loans, including education loans, have contributed to an overall reluctance by many lenders to focus on their education lending business segments. As a result, we believe that there is significant unmet demand for education loans and generally less competition than previously in addressing that demand. As market conditions for other consumer finance segments improve, we believe that more lenders will focus on education lending and consider education loans as part of an array of consumer lending products offered to their customers. One of our primary goals is to educate national and regional lenders on the opportunity to provide education loans in a manner that meets their desired risk control and return objectives. A related challenge, although growth in our partnered lending activities is not contingent upon it, is to successfully finance education loans generated through our Monogram platform through capital market transactions.

Our near-term financial performance and future growth depend, in large part, on our ability to successfully market our Monogram platform and TMS services while transitioning from our prior business model (see “—Prior Business Model” below) to more fee-based revenue and growing our client base.

Current Business Model

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating education loans under our Monogram-based loan program agreements with two lenders and began offering tuition planning, tuition billing and payment technology services through TMS. On June 30, 2011, we launched two Monogram-based loan programs through our subsidiary Union Federal and began accepting applications under these programs on July 1, 2011. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing lender client.

Our Monogram platform integrates our program design, marketing support, loan origination and portfolio management service offerings. It enables lenders to offer consumers education loans with competitive terms and clear pricing alternatives, but which are also structured to offer product options to qualified applicants based on their credit profiles. Specifically, a lender can customize the range of loan terms offered to their qualified applicants, such as repayment options, repayment terms and borrower pricing.

The product can be structured to offer lenders and other financial institutions a “make and hold” or “make and sell” loan program. In “make and hold” loan programs, lenders finance the education loans on their balance sheet and generally intend to hold the loans through scheduled repayment, prepayment or default. In “make and sell” loan programs, lenders intend to hold the education loans on their balance sheet for some limited period of time before disposing of the loans in a capital market transaction or whole loan sale. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods, an increased percentage of borrowers making payments while in school, and lower default rates in each case when compared to loan products we previously facilitated, as well as high cosigner participation rates.

We designed our Monogram platform to generate recurring revenue with less dependence on the securitization market and third-party credit enhancements. In connection with our Monogram platform, we have invested, and may continue to invest, specified amounts of capital as a credit enhancement feature to various lenders’ loan programs. The amount of any contribution offered to a particular lender would be determined by the anticipated size of the lender’s program, the underwriting guidelines of the program and the particular terms of our business relationship with the lender. We believe this approach provides assurances to lenders that we are committed to the quality of our new proprietary scoring models and risk mitigation and pricing strategies. In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancement by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayment, or if actual loan volumes or default experience are less than reflected in our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the loan programs. In consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

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

We believe that our acquisition of TMS is well aligned with our business model. Not only does TMS serve as a source of significant recurring revenues, but we believe that the size and quality of its customer base provides an opportunity to expand our school relationships and offer diversified products and services that complement our education finance and loan processing capabilities, including K-12 loan programs. Through BorrowSmart®, TMS works with students and their families to develop sustainable, low cost tuition payment strategies. TMS also enables educational institutions to deliver affordability planning and counseling services to their students, and offers to institutions customer communication management, billing solutions, payment processing solutions and certain risk management services. In fiscal 2012, TMS began offering a refund management tool that offers three refund choices: prepaid cards, ACH direct deposits and checks. This service enables schools to streamline their refund operations while enhancing the overall customer experience and provides families effective money management tools helping build financial literacy.

Monogram Platform

We offer the following fully integrated suite of services through our Monogram platform or as stand-alone services tailored for our clients’ specific needs:

Program Design

Education loans are a complex asset class that requires sophisticated analytical capabilities combining effective, quantitative underwriting, responsible marketing and dynamic portfolio management for us to tailor a loan program to the specifications of our lenders. At the core of our Monogram platform resides over 20 years of education loan performance data that we have used to create a suite of proprietary risk models, including proprietary underwriting, fraud and collectability scorecards. We believe that these risk models can be used throughout the lifecycle of an education loan to manage risk, optimize performance and potentially improve profitability.

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

We help lender clients design their education loan programs and customize each program for our lender clients in order to satisfy their particular needs. Although we assist lenders in selecting the underwriting criteria to be used in their loan programs, each lender has ultimate control over, and responsibility for, the selection of their underwriting criteria, and we are obligated to comply with the lender’s criteria.

Marketing Support

While creating their loan marketing programs, lenders face choices in the channels and media available to them to reach potential borrowers, including financial aid offices, online advertising, direct mail campaigns, e-mail campaigns and print advertising. As part of our Monogram platform, we can provide marketing support services for a fee based on loan volume disbursed, depending on the level of services provided to each client. With our focus on school-certified loan programs, we also believe that financial aid offices and other school contacts are, and will continue to be, an important distribution channel. In both fiscal 2012 and fiscal 2011, we expanded our national sales team to provide sales and school relationship management in support of loan programs based on our Monogram platform, and we believe that TMS’ relationships with educational institutions and potential borrowers will otherwise complement our distribution strategy.

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

Prospective and current students and their families confront a complicated process when applying for financial aid. Because education loans are often used to bridge the gap between the costs of attending an educational institution and available funds, many borrowers must navigate multiple application processes. In order to respond to borrowers’ questions about these processes, lenders and educational institutions must either invest in an appropriate infrastructure or outsource these services. We provide online resources and a staff of customer service personnel who understand the terms of our clients’ education loan programs and the financial aid process as a whole. In addition to a customer service function, we can provide personnel to respond to requests for loan materials and loan applications.

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

Once an applicant submits an application for processing, our customized credit decision software applies parameters that have been configured for each lender client’s specific program, and analyzes, often within seconds, the submitted application. This analysis results in a credit decision and also generates specific loan terms offered by the lender client, aligning product options made available to qualified applicants with their credit risk. Once a loan application is complete, we communicate an initial determination to the applicant(s), informing him or her whether the application has passed the credit analysis, been rejected or is in review. We refer to the education loan at this point in the process as having been “credit approved.” Once a loan application passes the credit analysis, and the applicant has selected his or her loan terms from the available options, we generate a credit agreement, which is a legal contract between the applicant, cosigner, if any, and lender that contains the terms and conditions of the loan for the applicant based on lender-specific templates.

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

We use a multi-faceted approach to portfolio management. To maximize the performance of each portfolio, we receive updated credit bureau data on each borrower and each cosigner each quarter and use it in combination with monthly performance data and experiential data to re-evaluate the risk profile of the portfolio. We apply our proprietary risk models in developing portfolio management strategies and determining the level of resources we apply to each account, including when the account is outsourced to a collection agency and which agency is used in that process. For example, certain collection agencies may specialize in early-stage delinquencies while others may specialize in the collection of defaulted loans. This process requires a highly integrated infrastructure among the loan servicers, collection agencies and us and involves extensive data analysis on each account as it moves through its repayment lifecycle. We believe this approach allows us to manage and control losses over time.

We work with a network of vendors to manage education loans on behalf of our clients. The Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, provides servicing to a majority of the loans we facilitate. Generally, loan servicers establish and maintain contact with borrowers whose loans are current and collection agencies establish and maintain contact with borrowers whose loans are delinquent or defaulted. Duties of the portfolio management vendors include, for example, preparing repayment invoices, payment collection, maintaining borrower payment records, responding to borrower inquiries and reporting information to the loan owner. In addition, portfolio vendors may perform skip-tracing services, make collections calls and conduct other collections activities, and report borrower delinquencies or defaults to credit bureaus.

Loan Securitization

Although some lenders originate loans and then hold them for the life of the loan, other lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans can be purchased by other financial institutions or by entities that serve to warehouse the loans for some period of time, pending permanent financing, including loan securitization. In the typical securitization process, a special purpose entity obtains education loans from the originating lenders or their assignees, which relinquish to the special purpose entity their ownership interest in the loans. The debt instruments issued by the special purpose entity to finance the purchase of these education loans are obligations of the special purpose entity, not the originating lenders or their assignees. Through both the structure of those asset backed securities, or ABS, as well as the composition of the underlying portfolio, risk can be distributed in a manner which may appeal to potential ABS investors.

Securitizations have historically provided several benefits to lenders and developed into a diverse, flexible funding mechanism for the financing of private education loan pools. Among other things, securitization enabled lender clients to sell potentially otherwise illiquid assets in both the public and private securities markets, and to limit credit and interest rate risk. Although this flexibility added to the complexity of the funding process, it also enabled the originating lender to reduce the cost of financing and recycle capital, thereby improving the economics of the loan program and improving loan terms by passing incremental savings back to the borrower.

Structuring securitizations requires a high level of specialized knowledge and experience regarding both the capital markets generally, and the borrower repayment and default characteristics specifically. The process of issuing ABS in a securitization requires compliance with state and federal securities laws, as well as coordination among originating lenders, servicers, securities rating agencies, attorneys, securities dealers, loan guarantors, structural advisors, trust management providers and auditors.

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

Disruptions in the capital markets since the second quarter of fiscal 2008 have limited the size and amount of new issuance, however, we believe that demand for securitizations backed by private education loans may have begun to reemerge and we hope to participate in future securitizations or other capital market transactions, subject to market acceptance. If we are able to facilitate such transactions in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and higher initial cash requirements on our part. Further, we anticipate that future securitization services would principally involve our Monogram-based loans.

Union Federal Banking Services

In addition to originating education loans, Union Federal offers traditional banking services such as residential and commercial mortgage loans, and retail savings, money market and time deposit products.

TMS Fee-for-Services

TMS offers outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools. Through its services, TMS helps students and their families manage education costs in addition to providing solutions to schools in collecting and processing the related tuition payments and data. These services include:

•

Early affordability planning and counseling through BorrowSmart, which allows students and their families to review and consider a series of education payment options that minimize borrowing through the utilization of payment plans and school specified loan products;

•	Flexible payment plans, which aggregate school payments into a single reporting and disbursement interface for students and families;

•	Comprehensive tuition billing and presentment (paper-based and electronic), which maximize the effectiveness of paper and electronic bills for the student and the school;

•	Payment processing, which allows schools to provide choices to their students and their families by providing them with a summary of school payments across all channels and methods;

•	Real-time integration services, which allow schools to outsource billing and payment processing services to TMS while remaining the “system of record;” and

•

Refund management services, which allow schools to offer three refund choices: prepaid cards, ACH direct deposit and checks, allowing the schools to streamline their refund operations while reducing their overall disbursement expenses and enhancing the customer experience.

TMS earns enrollment and transaction-based fees from students and families that participate in its various payment plans. Enrollment fee revenue is recognized over the period in which services are provided to customers. Transaction-based fees are recognized in the period the transaction takes place. TMS also earns fees from schools for various billing, payment processing, refund management, implementation and subscription fees. These fees are recognized over the period in which the services are provided.

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

Historically, asset-backed securitizations were our sole source of permanent financing for clients’ education loan programs. Conditions of the debt capital markets generally, and ABS market specifically, rapidly deteriorated during the second quarter of fiscal 2008. The ability to finance education loans through securitization continued to be constrained through fiscal 2009 and, to a lesser extent, from fiscal 2010 through fiscal 2012. Our business has been and continues to be materially adversely impacted by these market dynamics, as we have not completed a securitization transaction since fiscal 2008.

Our lender clients previously had the opportunity to mitigate their credit risk through a loan repayment guaranty by The Education Resources Institute, Inc., or TERI. The education loans purchased by certain of the securitization trusts, which we refer to as the Trusts, were initially subject to a default repayment guaranty by TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. TERI guaranteed the education loans held by the Trusts, and we historically received reimbursement from TERI for outsourced loan processing services we performed on TERI’s behalf. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, which we refer to as the TERI Reorganization. Under TERI’s confirmed plan of reorganization, which became effective in the second quarter of fiscal 2011, TERI rejected its guaranty agreements and settled claims with the Trusts, including contingent guaranty claims based on future loan defaults.

As a result of capital markets disruptions and the TERI Reorganization, many clients elected to terminate some or all of their agreements with us, which resulted in a significant reduction in our facilitated loan volumes during fiscal 2009, fiscal 2010 and fiscal 2011 compared to prior fiscal years. In addition, our financial results for fiscal 2009, fiscal 2010 and fiscal 2011 were negatively affected by significant write-downs of the estimated fair value of our service revenue receivables and, in fiscal 2009 and fiscal 2010, the portfolio of education loans held-for-sale.

General Developments

We have summarized below certain developments affecting our business since the beginning of fiscal 2012:

•

On July 1, 2011, Union Federal began accepting applications under the Union Federal Private Student Loan Program, a Monogram-based national higher education loan program, and The prepGATE® Loan Program, a Monogram-based national K-12 education loan program.

•

On November 12, 2011, we received notice that the Massachusetts Appellate Tax Board, or ATB, had issued an order, which we refer to as the ATB Order, in cases related to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD, for fiscal 2004 through fiscal 2006. We expect an opinion to be issued by the ATB relating to the ATB Order in September 2012. As a result of the ATB Order, we recorded an income tax benefit of $12.5 million for the quarter ended December 31, 2011. In March 2012, we made a $5.1 million net income tax and interest payment for GATE’s taxable years ended June 30, 2004, 2005 and 2006. We have accrued for an aggregate income tax liability of $23.1 million as of June 30, 2012 related to this matter. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion. See Note 16, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On November 14, 2011, we received $13.0 million in cash upon the sale to a third party of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement. As a result of this sale, we deconsolidated the assets and liabilities of the 11 Trusts that we previously consolidated, which we refer to as the NCSLT Trusts, as of November 14, 2011. The assets and liabilities that were deconsolidated were included in discontinued assets and liabilities, respectively, in our June 30, 2011 consolidated balance sheet. The non-cash gain of $1.24 billion recognized at deconsolidation was reported within discontinued operations in our consolidated statement of operations. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On November 14, 2011, we entered into an amendment to our loan program agreement with SunTrust Bank to, among other things, expand and extend our relationship with SunTrust Bank to 2015, thereby substantially increasing the volume capacity for Monogram-based education loan originations under the SunTrust Bank loan program.

•

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc., or FMDS, for $13.7 million in cash, resulting in a gain of $12.6 million. FMDS serves as the trust administrator of securitization trusts that we previously facilitated. The operations of FMDS were reported in discontinued operations in our consolidated financial statements.

See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On March 30, 2012, the new third party owner of FMDS terminated the agreement, to be effective September 30, 2012, with First Marblehead Education Resources, Inc., or FMER, for the special servicing of the NCT Trusts. As a result of the termination of the agreement, we deconsolidated the assets and liabilities of the three NCT Trusts that we previously consolidated, which we refer to as the GATE Trusts, as of March 31, 2012. The results of the operations of the GATE Trusts were reported in discontinued operations in our consolidated financial statements. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. With this resignation and the previous transactions noted above, we determined that the previous deconsolidations of the NCSLT Trusts and the GATE Trusts as well as the results and operations of FMDS would be reported within discontinued operations in our consolidated financial statements, resulting in financial results that more accurately reflect our current business and are more transparent and understandable to the users of our financial statements. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On June 1, 2012, we launched the Texas Extra Credit Education Loan Program with Higher Education Servicing Corporation, or HESC, a Texas-based non-profit organization. Based on our Monogram platform, the Texas Extra Credit Education Loan Program is a new private education loan program designed specifically for students attending an approved college or university in Texas as well as for Texas residents attending approved colleges or universities anywhere in the United States. Under the loan program agreement, we will perform a range of services in support of this loan program, including loan processing, portfolio management and program administration services.

•

During fiscal 2012, we announced our commitment to reduce operating expenses through a $13.6 million reduction of selected expenses. Of this $13.6 million, approximately $7.0 million will be a reduction in compensation and benefits. We reduced our head count by 10% during the six months ended June 30, 2012, which reduced our overall compensation and benefits costs by approximately $6.0 million on an annualized basis. We anticipate that we will be able to realize these projected cost savings during fiscal 2013.

•

On August 2, 2012, we announced a new private education loan consolidation program with SunTrust Bank based on the Monogram platform, the SunTrust Bank Private Student Loan Consolidation Program. This program will provide borrowers the opportunity to refinance their existing education loans into one new loan with a single payment and potentially reduce their current monthly payment and interest rate. Approved borrowers will be offered the choice of a fixed or variable interest rate, as well as multiple repayment terms.

Outlook

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. It is too early to determine the total application volume for the current peak season or the extent to which application volume will ultimately result in booked loans or the overall characteristics of the booked loan portfolio.

Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the initial results from the current peak season demonstrate market demand for Monogram-based loans. We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace.

For example, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute in the current peak season because we have only been operating Monogram-based loan programs since fiscal 2011.

Our long-term success also depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly the case in light of regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated to date will be attractive to potential clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, premiums and financing alternatives, as well as expense management and growth at TMS and Union Federal and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital market advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition.

Competition

Although a number of competitors and potential competitors exited the education loan industry as a result of market developments since fiscal 2008, the industry remains competitive with a number of active participants. Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, Nelnet Business Solutions and Higher One Holdings, Inc. compete directly with TMS.

To the extent that loan originators, including our clients or former clients, develop an internal capability to provide any of the services that we currently offer, demand for our services would decline. For example, a loan originator that has, or decides to develop, a portfolio management or capital markets function may not engage us for our services. Demand for our services could also be affected by developments with regard to federal loan programs. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP as of July 2010, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Education lenders are more focused on private education loans and some may seek to develop an internal capability to conduct the services we provide, which could result in a decline in the potential demand for our service offerings. We believe the most significant competitive factors in terms of developing education loan products are technical and legal competence, including in connection with the process of originating education loans, cost, data relating to the performance of education loans, risk analytics capabilities, capital markets experience and reliability, quality and speed of service. We differentiate ourselves from other service providers by the range of services we can provide our clients, in a “turn-key” manner.

Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute in the current peak season because we have only been operating Monogram-based loan programs since fiscal 2011. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we need to continue to invest in information technology, sales and marketing, legal, compliance and product development resources.

Proprietary Systems and Processes

Monogram Platform

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

•

Aggregation of school payments across all channels and methods into a single reporting and disbursement interface, allowing a school to deliver choice to its students and families while reducing its workload burden;

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

Intellectual Property

FIRSTMARBLEHEAD, the checkered logo, MONOGRAM, MONTICELLO STUDENT LOANS and NATIONAL COLLEGIATE TRUST are registered service marks and ASTRIVE, GATE, GATE GUARANTEED ACCESS TO EDUCATION, MONTICELLO STUDENT LOANS, and PREPGATE are service marks of FMD. BORROWSMART, HELPING FAMILIES AFFORD EDUCATION, the partial apple logo, RISK REPORTING, THE PROVEN PATH TO PAID STUDENTS IN YOUR CLASSROOMS, TUITION MANAGEMENT SYSTEMS, INC. and TUITIONCHARGE are registered service marks of TMS. UNION FEDERAL is a registered service mark of Union Federal. The federal registrations for these registered service marks expire at various times between 2015 and 2020, but the registrations may be renewed for additional 10-year terms provided that we continue to use the trademarks.

Education Loan Market Seasonality

Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing during the summer and early fall months with the approach of tuition payment dates. Historically, we have also tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the timing and size of securitization transactions, the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to market and process the higher origination activity. In addition, TMS’ financial and operational results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year.

Union Federal Regulatory Matters

In November 2006, we acquired Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally-chartered thrift that since July 21, 2011 has been regulated by the Office of the Comptroller of the Currency, or OCC. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. See “—Government Regulation” below, “Risk Factors—Risks Related to Regulatory Matters,” included in Item 1A of this annual report and Note 23, “Union Federal Regulatory Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional details.

In July 2009, FMD entered into a supervisory agreement, which we refer to as the Supervisory Agreement, with the U.S. Office of Thrift Supervision, or OTS, which was the primary federal regulator of Union Federal prior to the OCC, and Union Federal consented to an order to cease and desist issued by the OTS, which we refer to as the Order. The OTS terminated the Supervisory Agreement and the Order, each in its entirety, in March 2010. In connection with the termination of the Supervisory Agreement, the FMD Board of Directors adopted resolutions requiring FMD to support the implementation by Union Federal of its business plan, so long as Union

Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be required by the Federal Reserve.

Government Regulation

We provide financial services in connection with the creation, management and disposition of education loans, which are a form of consumer loan asset, retail banking, such as mortgages and deposits, and education payment processing. Our business is highly regulated at both the state and federal level, through statutes and regulations that focus upon:

•	Safety and soundness of FMD and Union Federal;

•	Licensure and examination of industry participants;

•	Regulation and disclosure of consumer loan and deposit terms;

•	Regulation of loan origination processing; and

•	Licensure and general regulation of loan collection and servicing.

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

Absent a change in federal law, either by judicial interpretation or legislation, including as discussed below, to the extent that our services are conducted through Union Federal, we believe it is less likely that state regulatory requirements affecting loan brokers, small lenders, credit services organizations, loan arrangers or collection agencies will be asserted. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, which we refer to as the Dodd-Frank Act, weakens federal preemption of state regulations previously enjoyed by federal savings associations and their operating subsidiaries, such as Union Federal and its subsidiary, FM Loan Origination Services, LLC, or FMLOS. Specifically, the Dodd-Frank Act eliminates for operating subsidiaries of federal banks the preemption of state licensing requirements. In addition, the Dodd-Frank Act changes the federal preemption of state consumer protection laws. Prior to the enactment of the Dodd-Frank Act, OTS regulations provided that the Home Owners’ Loan Act, or HOLA, which authorized the creation of federal savings associations, and the OTS regulations that interpret the HOLA, preempted the entire field of state regulation in the critical areas of lending and deposit-taking, resulting in federal preemption of the bulk of state consumer protection laws in those areas. The Dodd-Frank Act, effective July 21, 2011, changed the legal standard for federal savings association preemption of state laws. As a result, state laws are now preempted only if those laws stand in conflict with federal laws. This “conflict” preemption standard is consistent with the standard for national bank preemption of state laws.

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

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB was unable to supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director was confirmed. Now that a CFPB Bureau Director has been appointed, the CFPB has initiated its examination program of non-depository institutions (which could include service providers such as FMER). The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and FMLOS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal, as well as authority to examine and supervise federal savings associations with assets of less than $10 billion, such as Union Federal, for compliance with consumer protection laws.

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the CFPB, who would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers.

As required by the Dodd-Frank Act, the CFPB and the Secretary of Education submitted a report in July 2012, addressing:

•	Private education loan lenders, their market and their products, as they have evolved and performed over time;

•	Consumers of these loan products, their characteristics and shopping, usage and repayment behaviors;

•	Consumer protections, including recent changes and possible gaps;

•	Fair lending issues; and

•	Legislative recommendations to improve consumer protections.

The CFPB recommended that the U.S. Congress consider:

•	Mandating school certification of borrowed amounts;

•	Making private education loans dischargeable in bankruptcy;

•	Clarifying the definition of private education loans under TILA to cover products that may serve as economic substitutes (such as credit lines proposed secondary expenses);

•	Creating a mechanism to help borrowers better understand their total debt obligations (such as a centralized mechanism similar to the National Student Loan Data System); and

•	Whether additional data should be required to enhance consumer decision-making and lender underwriting.

At the same time that it issued the report, the CFPB issued revised draft model disclosures for its “Know Before You Owe” campaign designed to provide additional information to consumers. The CFPB also has an Office of Students intended to provide students with tools to facilitate decision making regarding various credit products, including education loans. These initiatives, and similar efforts with respect to other credit and retail banking products, could increase our costs and the complexity of our operations.

The Department of Education issued substantially similar recommendations in the report, including that the U.S. Congress consider:

•	Both mandating school certification of borrowed amounts and ensuring that students have exhausted federal financial aid before obtaining a private education loan;

•

Making private education loans dischargeable in bankruptcy, taking into account the tradeoffs between increasing options for financial relief to distressed borrowers and the potential for higher costs and decreased availability of private education loans;

•	Excluding from the definition of private education loans all types of federal education loans, and potentially excluding certain private education loans made by non-profit lenders; and

•	Creating a centralized mechanism to help borrowers better understand their total student debt obligations.

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

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and the federal agencies are given significant discretion in drafting and implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

In delivering services, our operations must conform to consumer loan regulations that apply to lenders. These regulations include, but are not limited to, compliance with the Consumer Financial Protection Act, TILA, the Higher Education Opportunity Act, the Fair Credit Reporting Act, the USA PATRIOT Act, the Equal Credit Opportunity Act, the Gramm Leach Bliley Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act and numerous state laws that replicate and expand upon the requirements of federal law. In addition, there is increasing regulation of the type of electronic loan application processing that we conduct, as well as regulation of access to and use of consumer information databases. A growing number of states are imposing disparate and costly requirements on our operations, including protections against identity theft, privacy protection and data security protection. The Fair and Accurate Credit Transactions Act of 2003 imposed significant federal law requirements on loan application processors, including requirements with respect to resolving address inconsistencies, responding to “red flags” of potential identity theft and identity theft notices, producing notices of adverse credit decisions based on credit scoring and other requirements affecting both automated loan processing and manual exception systems. These requirements strained, and future legislation or regulation may also strain, our systems. Failure to comply with these requirements would interfere with our ability to develop and market our business model for processing services.

Employees

We had 306 employees at June 30, 2012, compared to 339 employees as of June 30, 2011. The decrease in employees in fiscal 2012 is largely due to our cost reduction efforts implemented throughout fiscal 2012. We are not subject to any collective bargaining agreements, and we believe our relationships with our employees are good.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of September 12, 2012, including their ages as of such date.

Name	Age	Position
Daniel Meyers	49	Chief Executive Officer, President and Chairman of the Board of Directors
Kenneth Klipper	53	Managing Director and Chief Financial Officer
William P. Baumer	51	Managing Director and Chief Risk Officer
Seth Gelber	33	Managing Director and Chief Operating Officer
Barry Heneghan	38	Managing Director, Business Development and Product Strategy
Suzanne Murray	38	Managing Director, General Counsel and Secretary
Gary F. Santo, Jr.	45	Managing Director and Head of Capital Markets

Set forth below is certain information regarding the business experience of each of the above-named persons.

Daniel Meyers has served as FMD’s Chief Executive Officer and President and as a Director since September 2008, and as Chairman of the Board of Directors since May 2010. Mr. Meyers also served as FMD’s Chief Executive Officer and Chairman of the Board of Directors from FMD’s incorporation in 1994 to September 2005 and as President from November 2004 to September 2005. Since October 2006, Mr. Meyers has served as the sole member, Chairman and Chief Executive Officer of Sextant Holdings, LLC, a private investment firm. From 1980 to 1991, Mr. Meyers was involved in arbitrage and derivatives trading at EF Hutton, Prudential Bache Securities, LF Rothschild Unterberg Towbin and Commodities Corporation, each of which were financial services firms. He began working on ABS financings in 1986. He currently serves as the Chair Emeritus of the Board of the Curry School of Education Foundation, as well as a consulting member of the finance committee of the Board of Visitors at the University of Virginia. Additionally, he is the Chairman of the Board of Steward Medical Group, a system of eight hospitals headquartered in Boston. He serves on the Board of the Forum for the Future of Higher Education. Mr. Meyers received an A.B. in Economics from Brandeis University and completed the Owner President Management Program at the Harvard Graduate School of Business Administration.

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

William P. Baumer has served as FMD’s Chief Risk Officer since September 2007, as a Managing Director since September 2008 and as the Chief Executive Officer of Union Federal Savings Bank since July 2010. Mr. Baumer served as FMD’s Senior Vice President, Compliance from July 2004 to September 2007. From 2003 to June 2004, Mr. Baumer served as the Compliance Manager for the nationwide mortgage operations at Bank of America, N.A. From 2000 to 2003, Mr. Baumer was the Compliance Director-Core Banking for Fleet Boston Financial Corporation, a bank that was acquired by Bank of America, and was responsible for regulatory compliance programs in Fleet’s consumer, commercial and administrative staff units. He joined Fleet in 1984 and held various leadership positions in the Compliance, Audit, Credit and Retail Banking business units. Mr. Baumer received a B.S. from Franklin Pierce College and has earned Certified Regulatory Compliance Manager, Certified Internal Auditor and Certified Anti-Money Laundering Specialist certifications.

Seth Gelber has served as FMD’s Chief Operating Officer since August 2012 and as a Managing Director since September 2008. He served as FMD’s Chief Administrative Officer from March 2010 to August 2012 and as FMD’s Senior Vice President, Corporate Development from August 2008 to September 2008. From 2001 to 2006, Mr. Gelber held various positions at FMD in the Capital Markets and Product Strategy groups. Since October 2006, Mr. Gelber has served as President of Sextant Holdings, LLC, a private investment firm, the sole member of which is Mr. Meyers. From 1998 to 2001, Mr. Gelber served as a Legislative Assistant to Congressman Jack Quinn (N.Y.), primarily focused on education, telecommunication and banking legislation. Mr. Gelber received a B.A. from The George Washington University.

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

Suzanne Murray has served as FMD’s General Counsel since August 2012 and as a Managing Director and FMD’s Secretary since May 2012. Ms. Murray served as FMD’s Acting General Counsel from May 2012 to August 2012 and as FMD’s Senior Counsel, Corporate Law from March 2010 to April 2012. From October 2007 to February 2010, Ms. Murray was a Partner at Goodwin Procter LLP, a law firm, and from October 2000 to September 2007, Ms. Murray was an associate at Goodwin Procter. While at Goodwin Procter, Ms. Murray practiced general corporate and securities law, with an emphasis on mergers and acquisitions, SEC compliance and corporate governance matters. Ms. Murray received a B.A. from Boston College and a J.D. from Boston College Law School.

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

Code of Ethics

We have adopted a code of conduct that applies to our employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons serving similar functions. We have also adopted a statement of business ethics that applies to our directors. We will provide a copy of our code of conduct and statement of business ethics for our directors to any person without charge, upon written request to: Corporate Secretary, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199. Our code of conduct and statement of business ethics for our directors, as well as our corporate governance guidelines and the charters of the standing committees of the FMD Board of Directors, are posted on our website at www.firstmarblehead.com under the heading “For Investors—Corporate Information—Governance Documents,” and each of these documents is available in print to any stockholder who submits a written request to our corporate secretary. If we amend our code of conduct in the future or grant a waiver under our code of conduct to any of our directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or anyone performing similar functions, we intend to post information about such amendment or waiver on our website.

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements with two lender clients and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. On June 30, 2011, we launched two Monogram-based loan programs through Union Federal and began accepting applications under these programs on July 1, 2011. In November 2011, we began offering refund management services to education institutions and students through TMS. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing lender client. Successful sales of our service offerings, particularly our Monogram platform and TMS services, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. We are uncertain of the total application volume for the 2012-2013 academic year and beyond, the extent to which application volume will ultimately result in disbursed loans and the overall characteristics of the disbursed loan portfolio.

Commercial banks have historically served as the initial funding sources for the education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated take-out securitization transactions to support the long-term funding of education loans, and commercial banks may be facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal and private education loan marketing have been eliminated by legislation that eliminated FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of legislative changes, general economic conditions, capital markets disruptions and the overall credit performance of consumer-related loans, the education loan business may be less attractive to commercial banks than in the past.

Some of our former clients and competitors have exited the education loan market completely. To the extent that commercial banks exit the education loan market, the number of our prospective clients diminishes. One of our primary challenges is to convince national and regional lenders that they can address this market opportunity in a manner that meets their desired risk control and return objectives. A related challenge is to successfully finance education loans generated through our Monogram platform through capital market transactions. We cannot assure you that we will be successful in either the short-term or the long-term in meeting these challenges.

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that we have originated to date and those contemplated by our four lender clients’ Monogram-based loan programs. As a result of adverse conditions in the capital markets generally and the market for securitized education loans in particular, as well as the tightening by lending institutions of their underwriting standards in the current economic environment, we have been required to expend capital to support loan volume under our Monogram platform. Specifically, a portion of the loan volume to date under our Monogram platform has been originated by our subsidiary Union Federal and we have been further required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital market advance rates, including the re-emergence of subordinated bonds in the private education loan securitization market, than are available today.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of loan programs based on our Monogram platform.

Through September 12, 2012, we entered into loan program agreements with four lender clients for Monogram-based loan programs, including our subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through September 12, 2012. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

We have provided credit enhancements in connection with Monogram-based loan programs for certain of our lender clients and may enter into similar arrangements in connection with future loan programs. As a result, we have capital at risk in connection with our lender clients’ loan programs. We may lose some or all of the capital we have provided and our financial results could be adversely affected.

In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts or, in the case of Union Federal, deposit accounts to serve as a first-loss reserve for defaulted program loans. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement. We expect that the amount of any such credit enhancement arrangement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the anticipated size of the lender’s program and the underwriting guidelines of the program, as well as the particular terms of our business relationship with the lender. Should additional lenders require credit enhancement from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us. In addition, growth of Union Federal’s Monogram-based loan programs may be constrained by the amount of regulatory capital we are able to provide.

We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the loan programs. As of June 30, 2012, the balance of our funded credit enhancements was $4.1 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform, and we may need to adjust marketing, pricing or other strategies from time to time based on the distribution of loan volume among credit tiers or competitive considerations. We must closely monitor the characteristics and performance of each lender’s loan portfolio in order to suggest adjustments to the lenders’ programs and tailor our default prevention and collection management strategies. The infrastructure that we have built for such monitoring requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery agencies, and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts or, in the case of Union Federal, deposit accounts, may increase.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs, in order to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to Union Federal’s Monogram-based loan programs. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal education loans and eliminated FFELP as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, generally, than we are. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute in the current peak season because we have only been operating Monogram-based loan programs since fiscal 2011.

Based on the range of services that we offer, we believe that Sallie Mae is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Sallie Mae, Nelnet Business Solutions and Higher One Holdings, Inc. compete directly with TMS.

We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has developed, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP as of July 2010, lenders are more focused on private education loans and some may seek to develop an internal capacity to conduct the services that we provide, which could result in a decline in the potential market for our services.

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

Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. The reorganization of our management structure in support of these initiatives also resulted in the loss of many of our former senior managers, some of whom possessed institutional knowledge and experience with our business that could not be immediately replaced through the hiring of new managers. We must retain, train, supervise and manage our employees effectively during this period of change in our business and our ability to respond in a timely and effective fashion to unanticipated exigencies of our business model could be negatively affected during this transition. Furthermore, we believe that retaining our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis. As a result of these recent changes in our management structure we are particularly dependent on the continuing members of our management team and the loss of any of these key employees could adversely affect our business.

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

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order. The Database Order stated that a June 2008 order issued by the Bankruptcy Court was not intended to extend the contractual restrictions applicable to TERI beyond May 31, 2010, which was two years following the termination by TERI of our 2001 database sale and supplementation agreement. In December 2010, FMD filed an appeal of the Database Order in the United States District Court for the District of Massachusetts, which we refer to as the District Court. On December 8, 2011, the District Court affirmed the Database Order, which we refer to as the

District Court Order. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the United States Court of Appeals for the First Circuit, which we refer to as the First Circuit. Following a mandatory settlement conference, FMD filed its opening brief in the First Circuit on February 28, 2012. On May 18, 2012, TERI responded to FMD’s opening brief by filing a motion to dismiss the appeal on mootness grounds. FMD filed an opposition to that motion on May 29, 2012. The matter is now pending before the First Circuit. If we are not successful in preventing TERI from selling, licensing or transferring the subset of our database that we provided in 2008, the competitive advantage of our loan database could diminish.

If we are unable to protect the confidentiality of our proprietary information and processes, the value of our services and technology could be adversely affected.

We rely on trade secret laws and restrictions on disclosure to protect our proprietary information and processes. We have entered into confidentiality agreements with third parties and with most of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. Although we sought in the context of the TERI Reorganization to limit TERI’s rights with respect to a historical loan database that we provided in 2008, the Bankruptcy Court issued the Database Order in December 2010, which was affirmed by the District Court in December 2011. This matter is now pending before the First Circuit. We may not be successful in preventing TERI from selling, licensing or transferring that database.

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

Our future success depends, in part, on our ability to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, or if TMS fails to properly administer its tuition payment plans or other services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of June 30, 2012, PHEAA served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of a third party on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments and reduced efficiency in loan processing or our other services, including TMS’ services. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston, Massachusetts and Providence, Rhode Island metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the consumer information that we process in connection with education loans and tuition payment plans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we or one of our third party service providers were to experience a data security breach, or if we were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could generate negative publicity about us and could adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business. This could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our lender clients and loss of business for us.

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

Risks Related to Our Financial Reporting and Liquidity

Our liquidity could be adversely affected if the sale of the trust certificate of NC Residuals Owners Trust does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the Massachusetts Appellate Tax Board.

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals Owners Trust, which we refer to as the Trust Certificate. The sale generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The Internal Revenue Service, or IRS, has begun an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the Trust Certificate. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs. As of June 30, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings, which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In March 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts

Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion and could include a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner may also consider an appeal of the ATB Order’s findings. We have accrued for an aggregate income tax liability of $23.1 million as of June 30, 2012 related to this matter. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such potential tax payments were included in our consolidated balance sheet under income taxes payable. We cannot predict the timing of any such payments at this time.

See Note 16, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information on the IRS audit and the ATB matters.

We have consolidated and subsequently deconsolidated certain securitization trusts in our financial results and we may be required to consolidate and deconsolidate variable interest entities in the future, which would result in significant changes to the presentation of our financial statements.

Effective July 1, 2010, we adopted Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, which amended the accounting for consolidation of variable interest entities, or VIEs. We are required to evaluate whether to consolidate a VIE on an ongoing basis. We continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate.

ASU 2009-17 requires us to make additional judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices. Under ASU 2009-17, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment. As a result, determinations that we make from time to time will be susceptible to change. We may be required to consolidate or deconsolidate VIEs on a quarterly basis, which, given the size of our VIEs, could result in significant changes to our reported assets and liabilities and results of operations during the quarter in which the change occurs. Any such consolidations or deconsolidations, were they to occur, could make comparisons of our financial performance between periods challenging to investors.

For example, upon our adoption of ASU 2009-16 and 2009-17, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008 and previously accounted for off-balance sheet, and we deconsolidated our subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were NCSLT Trusts and 3 were GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings, as of November 14, 2011. We recognized a non-cash gain of $1.24 billion in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries.

On March 30, 2012, the new third party owner of FMDS terminated its agreement with our subsidiary FMER for special servicing of the GATE Trusts. As a result, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of the GATE Trusts. We deconsolidated $258.4 million of total assets and $260.1 million of total liabilities of the GATE Trusts effective March 31, 2012. We recognized a non-cash gain of $1.7 million in our statement of operations upon deconsolidation, representing the accumulated deficits in these trusts. We also recognized an additional gain of $9.2 million at the time of deconsolidation, representing the residual interests related to the GATE Trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million upon the deconsolidation event.

As a result of any consolidation or deconsolidation of a VIE, we are required to adjust our retained earnings for any accumulated deficit or earnings. Further, we adjust our assets and liabilities accordingly. The securitization trusts generally recognize interest income associated with securitized assets, as well as a provision for loan losses, and interest expense associated with debt issued, all of which are then included or excluded from our statements of operations, resulting in financial statements that may be difficult to understand. We may be required to further change our financial statement presentation in the future based on new accounting standards or evolving interpretations or practices, which could make analysis of our financial standing difficult.

ASC 810 may result in increased volatility in our reported financial condition and results of operations.

Under Accounting Standards Codification, or ASC, 810, Consolidation, or ASC 810, the determination of whether to consolidate a VIE is based on whether the company is considered to be the primary beneficiary. Such determination is based on both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The nature of these determinations, made on an entity-by-entity basis, requires a high level of subjectivity and judgment.

We are required to continuously reassess whether consolidation or deconsolidation of a VIE is appropriate. As a result, determinations that we make from time to time will be susceptible to change. For example, upon the sale of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement, we determined that we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. In addition, upon the new third party owner of FMDS’ termination of its agreement with FMER to provide special servicing of the GATE Trusts, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we determined that we were no longer the primary beneficiary of the GATE Trusts. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

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

The accounting for these matters is complex. Changes in circumstances or technical interpretations of ASC 810 could result in additional deconsolidation or consolidation of securitization trusts, which could materially affect our financial statements and make analysis of our financial standing difficult. As we continue to execute our business model, we may be required to consolidate future financing transactions in accordance with ASC 810.

If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, income taxes relating to uncertain tax positions accrued for under Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes (now incorporated into ASC 740, Income Taxes), the valuation of our deposits for participation accounts, and our determination of goodwill and intangible asset impairment.

In our determination of the fair value of our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value because there are no quoted market prices. Our key assumptions to estimate fair value include, as applicable:

•	Discount rates, which we use to estimate the present fair value of our future cash flows;

•	The annual rate and timing of education loan prepayments;

•	The trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time;

•	The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance and alternative payment plans;

•	The expected amount and timing of recoveries on defaulted education loans; and

•	The fees and expenses of the securitization trusts.

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

If the actual performance of the education loan portfolios held by us, or our clients who hold Monogram-based loans were to vary appreciably from the assumptions we use, we may need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual service revenues or releases from participation accounts could be significantly less than reflected in our current financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 16, “Commitments and Contingencies—Performance Guaranty,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released potential claims against Union Federal and UFSB-SPV pursuant to an indenture relating to the facility based upon events arising prior to April 16, 2010, subject to certain liability limits. FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the same liability limits. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct or gross negligence, and agreed to provide a separate indemnity for third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. On December 15, 2011, FMD and certain of its subsidiaries entered into a letter agreement with the conduit lender and other secured parties pursuant to which, among other things, the conduit lender foreclosed on the collateral in satisfaction of UFSB-SPV’s obligations under the facility and the parties agreed to maintain existing servicing arrangements with respect to the education loan portfolio formerly serving as collateral. The obligations assumed by FMD, but not its separate indemnity, terminated on June 30, 2012. See Note 16, “Commitments and Contingencies—Assumption of Potential Contingent Liabilities of Union Federal,” the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse affect on our liquidity or financial condition.

Changes in interest rates could affect the value of our additional structural advisory fees, residual receivables and participation accounts, as well as demand for education loans and our services.

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

Other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates. If the prepayment or default rates increase for the education loans held by us, the GATE Trusts or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and our participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of our common stock and could also prevent, or make more challenging, any future portfolio funding transactions.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. We may require additional funds for our products, operating expenses, including expenditures relating to TMS, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of June 30, 2012, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail or delay plans for TMS or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 23, “Union Federal Regulatory Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

A significant portion of the purchase price for our acquisition of TMS is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At June 30, 2012, we had $19.5 million of goodwill and $20.9 million of intangible assets related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. TMS’ business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower than planned adoption rates of refund management and Campus Advantage products, higher expense levels incurred to provide services to TMS clients, a lower interest rate environment, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of our school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables.

Our financial and operating results are subject to seasonality and cyclicality.

Our financial and operational results are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. We expect this seasonality of education loan originations to continue as we re-enter the market and expect it to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate loan application volume and process the higher origination activity. In addition, TMS’ financial and operating results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year. In addition, TMS holds restricted cash that represents tuition payments collected from students or their families on behalf of educational institutions. This cash is generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, at the end of the school year. During fiscal 2012, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $55.3 million during May 2012.

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

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs, in order to return to profitability. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and higher initial cash requirements on our part.

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

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies, or credit facility providers; and

•	Changes to bankruptcy laws that change the current non-dischargeable status of private education-related loans, which could materially adversely affect recovery rates on defaulted loans.

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

We may consider long-term strategic considerations more important than short-term economic gains when assessing business arrangements and opportunities, including financing arrangements for education loans. For example, we expect the structure and pricing terms in near-term future securitization transactions, if any, to be substantially different from our past transactions, including lower revenues and higher initial cash requirements on our part. We may nevertheless determine to participate in, or structure, future financing transactions based on longer-term strategic considerations. As a result, net cash flows over the life of a future securitization trust, particularly any trust that we may facilitate in the near-term as we re-enter the securitization market, could be negative as a result of transaction size, transaction expenses or financing costs.

Risks Related to Regulatory Matters

We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

Various regulators have increased diligence and enforcement efforts and new laws and regulations have been passed or are under consideration in the U.S. Congress as a result of turbulence in the financial services industry. The Dodd-Frank Act, which was signed into law on July 21, 2010, requires various federal agencies to adopt a broad range of new implementing rules and regulations, and the federal agencies are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the HOLA the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) could alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years.

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

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB was unable to supervise non-depository institutions or take action under its unfair, deceptive, or abusive acts or practices powers until a CFPB Bureau Director was confirmed. Now that a CFPB Bureau Director has been appointed, the CFPB has initiated its examination program of non-depository institutions (which could include service providers such as FMER). The FTC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and Union Federal’s operating subsidiary FMLOS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal, as well as authority to examine and supervise federal savings associations with assets of less than $10 billion, such as Union Federal, for compliance with consumer protection laws.

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act establishes a private education loan ombudsman within the CFPB, who would, among other things, receive, review and attempt to resolve informally complaints from education loan borrowers. The CFPB’s initiatives and similar efforts with respect to other credit and retail banking products, could increase our costs and the complexity of our operations. See “Government Regulation” included in Item 1, “Business,” of this annual report for additional information.

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

Union Federal is subject to regulation, supervision and examination by the OCC and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could result in initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and financial statements. We have in the past been required to make capital infusions to Union Federal, and regulatory authorities could require us to make additional capital infusions or to take other corrective measures in the future.

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

We are subject to a broad range of federal and state consumer protection laws applicable to our student lending, mortgage lending and other retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, interest rates and loan fees, disclosures of loan terms, marketing, brokering, servicing, collections and foreclosure.

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

Violations of the laws or regulations governing our operations, or the operations of our clients, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would impair our business reputation and ability to operate our business. In some cases, such violations may render the loan assets unenforceable.

A Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the loan portfolios under the Monogram platform, including loans for which we have provided credit enhancements with our partnered lenders.

Under current law, education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. The bankruptcy court must hear evidence and make a finding of “undue hardship” in order to discharge the debtor’s education loans. In March 2010, the U.S. Supreme Court upheld a bankruptcy confirmation order that discharged a debtor’s education loans without a finding of “undue hardship” by the bankruptcy court. Specifically, the debtor’s proposed plan, which the bankruptcy court ultimately approved, included a discharge of the debtor’s education loans; however, the bankruptcy court never heard evidence or made a finding of “undue hardship.” As a result of the Supreme Court’s decision, it may be advisable for us, in performing collections management for our clients, to review certain bankruptcy filings that we do not currently review to determine if plans include a discharge of education loans without the necessary adversary proceeding and a finding of “undue hardship.” Such additional review could increase our costs and the complexity of our operations.

In May 2011, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for certain private education loans. If enacted as initially proposed, both bills would apply retroactively to private education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. If the May 2011 bills are enacted in this Congress, such legislation could adversely affect the performance of the education loans under the Monogram platform. In addition, the May 2011 bills, if enacted, may restrict the availability of capital to fund education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

In addition, the recent report on private education lending released by the CFPB recommended that the U.S. Congress reconsider the advisability of continuing the current non-dischargeable status of private education loans.

Recent legislative proposals could affect the prepayment of education loans. If the legislative proposals are enacted, they could adversely affect the loan portfolio performance of the Monogram platform.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their private education loan debt for federal unsubsidized Stafford or graduate/professional Parent Loan for Undergraduate Students, or PLUS, debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Similar legislation was introduced in the U.S. House of Representatives in 2012. If such legislation is enacted, borrowers with Monogram-based loans could exchange their private education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, any such bill could adversely affect the performance of the loan portfolio performance of the Monogram platform.

Recent litigation has sought to re-characterize certain loan marketers and other originators as lenders; if litigation on similar theories were successful against us or any third-party marketer we work with, the education loans that we facilitate would be subject to individual state consumer protection laws.

A majority of the lenders with which we work are federally-insured banks and credit unions. As a result, they are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy preemption from enforcement of state consumer protection laws. In providing our education loan services to our lender clients, we do not act as a lender, guarantor or loan servicer, and the terms of the education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

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

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings and our TMS offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•

Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•

Unfavorable developments in litigation or proceedings in which we are involved, including any challenges to tax refunds previously received in the amount of $176.6 million as a result of the ongoing IRS audit of our past tax returns and the resolution of any appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax returns;

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

Our directors and executive officers owned approximately 9.4% of the outstanding shares of our common stock as of June 30, 2012, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested and unvested stock options. In addition, affiliates of GS Capital

Partners, or GSCP, hold shares of preferred stock convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock, however, approximately 5,157,035 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition to these insiders, there are certain investors that hold large blocks of our common stock which could impact the outcome of key transactions.

Some provisions in our restated certificate of incorporation and amended and restated by-laws may deter third-parties from acquiring us.

Our restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of the FMD Board of Directors, including the following:

•	Only the FMD Board of Directors, our Chairman of the Board or our President may call special meetings of our stockholders;

•	Our stockholders may take action only at a meeting of our stockholders and not by written consent;

•	We have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

The following table summarizes information as of September 12, 2012 with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA (Boylston Street)	Headquarters	57,647	2014
Boston, MA (St. James Avenue)	None	135,719	2014
Medford, MA	Loan Processing	84,458	2017
North Providence, RI	Union Federal	13,064	2017
Warwick, RI	TMS	27,250	2015
Bedford, MA	Information Technology	3,000	2015

In connection with our expense control initiatives, we have sought to reduce our occupancy costs. In particular:

•	We have subleased 110,799 square feet of our Boston, Massachusetts (St. James Avenue) location, effectively reducing our leased space to 24,920 square feet through April 30, 2014.

•

The lease relating to our Medford, Massachusetts location originally covered 153,156 square feet. In November 2010, we amended the lease which, among other things, reduced the rented space by approximately 60,000 square feet as of April 1, 2011 and extended the term of the lease to March 31, 2017. In July 2011, we further reduced the leased space by approximately 9,000 square feet.

•

In June 2011, we entered into a sublease agreement reducing our rented space at our corporate headquarters in Boston, Massachusetts (Boylston Street) by 27,587 square feet from July 1, 2011 through the remainder of our lease term.

We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.	Legal Proceedings

Internal Revenue Service Audit

As a result of the sale of the Trust Certificate, effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our fiscal 2010 tax return in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of June 30, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB

Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. The assessments against GATE were in the alternative to the assessments against us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

We expect an opinion to be issued by the ATB relating to the ATB Order in September 2012. The opinion will set out the ATB’s findings of fact and the reasons for its ruling in the ATB Order. After the ATB has issued its opinion, we will consider an appeal of the ATB Order’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the ATB Order’s other findings.

In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such accruals totaled $23.1 million at June 30, 2012, which were included in income taxes payable in our accompanying consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with the tax years 2004 through 2006 for GATE. We cannot predict the timing of any such payments at this time.

TERI Database Dispute

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the Bankruptcy Court, a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by

TERI. In December 2010, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order. The Database Order stated that a June 2008 order issued by the Bankruptcy Court was not intended to extend the contractual restrictions applicable to TERI beyond May 31, 2010, which was two years following the termination by TERI of our 2001 database sale and supplementation agreement. On December 23, 2010, FMD filed an appeal of the Database Order with the District Court (Civil Action No. 11-10241 (DPW)). On December 8, 2011, the District Court issued an order affirming the Database Order issued by the Bankruptcy Court, which we refer to as the District Court Order. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the First Circuit. Following a mandatory settlement conference, FMD filed its opening brief in the First Circuit on February 28, 2012. On May 18, 2012, TERI responded to FMD’s opening brief by filing a motion to dismiss the appeal on mootness grounds. FMD filed an opposition to that motion on May 29, 2012. The matter is now pending before the First Circuit.

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those outlined above, that would have a material adverse impact on our financial statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NYSE under the trading symbol FMD. The following table sets forth the high and low sales prices of our common stock, as reported by the NYSE, for each quarterly period within our two most recent fiscal years. We did not declare dividends on our common stock in fiscal 2012 or fiscal 2011.

	High	Low
Fiscal 2012
First Quarter	$1.86	$1.00
Second Quarter	1.40	0.83
Third Quarter	1.52	1.18
Fourth Quarter	1.25	0.86

Fiscal 2011
First Quarter	$2.90	$2.01
Second Quarter	2.55	1.94
Third Quarter	2.54	1.99
Fourth Quarter	2.24	1.31

Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on September 6, 2012, we had 71 holders of record of our common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on our common stock relative to the cumulative total returns of the Dow Jones U.S. index and the Dow Jones U.S. Financial Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2007 to June 30, 2012.

The information included under the heading “Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

We did not declare any dividends during fiscal 2012 or fiscal 2011, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by the FMD Board of Directors and will depend upon applicable regulatory approvals and our earnings, financial condition, capital and regulatory requirements and such other factors as the FMD Board of Directors deems relevant. In connection with the termination of the Supervisory Agreement, the FMD Board of Directors adopted resolutions requiring FMD to notify the OCC in advance of any distributions to our stockholders in excess of $1.0 million in any fiscal quarter.

Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended June 30, 2012 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, which we refer to as the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2012	175,937	$1.01	—	N/A
May 1 - 31, 2012	17,802	1.07	—	N/A
June 1 - 30, 2012	1,957	1.18	—	N/A

Total Purchases of Equity Securities(1)	195,696	$1.02	—

(1)	Participants in our 2003 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013.

Item 6.	Selected Financial Data

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

The results for fiscal years 2010, 2009 and 2008 include the results of UFSB-SPV, a special purpose vehicle that financed certain education loans we originated. UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17.

	Fiscal years ended June 30,
	2012	2011	2010	2009	2008
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Net interest income:
Interest income	$3,290	$1,777	$23,029	$42,242	$43,105
Interest expense	(915)	(1,037)	(13,158)	(17,139)	(17,483)

Net interest income	2,375	740	9,871	25,103	25,622
Provision for loan losses	615	(281)	(121)	(491)	(300)

Net interest income after provision for loan losses	2,990	459	9,750	24,612	25,322
Non-interest revenues:
Tuition payment processing fees	26,544	12,904	—	—	—
Fair value changes to service revenue receivables	947	(23,178)	(13,567)	(338,067)	(212,556)
Other administrative fees	9,925	10,747	13,103	15,591	151,174

Total non-interest revenues	37,416	473	(464)	(322,476)	(61,382)

Total revenues	40,406	932	9,286	(297,864)	(36,060)
Non-interest expenses:
Compensation and benefits	42,052	36,690	41,436	40,473	94,693
General and administrative	61,101	56,140	57,835	79,620	253,397
Loss on education loans held-for-sale	—	—	130,955	138,163	7,373

Total non-interest expenses	103,153	92,830	230,226	258,256	355,463

Loss from operations	(62,747)	(91,898)	(220,940)	(556,120)	(391,523)
Other income:
Gain from deconsolidations of trusts	9,514	—	—	—	—
Proceeds from TERI settlement	1,685	8,112	—	—	—

Total other income	11,199	8,112	—	—	—

Loss from continuing operations before income taxes	(51,548)	(83,786)	(220,940)	(556,120)	(391,523)
Income tax expense (benefit) from continuing operations	(17,955)	208	(47,072)	(162,841)	(153,789)

Loss from continuing operations	(33,593)	(83,994)	(173,868)	(393,279)	(237,734)
Discontinued operations, net of taxes	1,135,821	(137,567)	2,966	3,074	2,658

Net income (loss)	$1,102,228	$(221,561)	$(170,902)	$(390,205)	$(235,076)

Net income (loss) per basic common share:
From continuing operations	$(0.30)	$(0.83)	$(1.75)	$(3.95)	$(2.51)
From discontinued operations	10.28	(1.37)	0.03	0.01	0.05

Total basic earnings (loss) per share	9.98	(2.20)	(1.72)	(3.94)	(2.46)

Net income (loss) per diluted common share:
From continuing operations	$(0.30)	$(0.83)	$(1.75)	$(3.95)	$(2.51)
From discontinued operations	10.26	(1.37)	0.03	0.01	0.05

Total diluted earnings (loss) per share	$9.96	$(2.20)	$(1.72)	$(3.94)	$(2.46)

Cash dividends declared per share	—	—	—	—	0.395
Weighted-average shares outstanding:
Basic	101,575	100,919	99,537	99,081	95,732
Diluted	110,667	100,919	99,537	99,081	95,732

	June 30,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,497	$217,367	$331,047	$171,254	$148,685
Short-term investments, at cost	85,007	50,000	50,000	—	—
Restricted cash	65,401	124,687	1,026	1,842	1,809
Investments available-for-sale, at fair value	68,598	11,019	4,471	8,450	70,629
Education loans held-for-sale, at lower of cost or fair value	—	—	105,082	344,886	486,137
Education loans held-to-maturity, net of allowance	33,095	—	391	—	—
Mortgage loans held-to-maturity, net of allowance	7,811	6,417	8,118	9,469	10,754
Service revenue receivables, at fair value	16,341	29,610	53,279	67,475	407,097
Income taxes receivable	—	—	12,176	157,210	—
Total assets from continuing operations	457,805	507,021	585,471	798,244	1,200,179
Deposits	83,428	60,492	108,732	154,462	244,113
Restricted funds due to clients	104,981	124,194	—	—	—
Education loan warehouse facility	—	—	218,059	230,137	242,899
Total liabilities from continuing operations	230,817	250,120	364,197	417,890	563,142
Total stockholders’ equity (deficit)	226,988	(879,939)	217,252	378,280	637,612

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Overview

We are a specialty finance company focused on education loan programs for K-12, undergraduate and graduate students in the United States, as well as tuition planning, tuition billing, refund management and payment technology services. Since 2009 we have focused on providing fee-based services which includes our four principal revenue lines: partnered lending, banking services, capital market transactions and fee-for-service. Our products and services help students and families meet their educational financial needs either through our Monogram platform or through our tuition payment planning services.

Our business model has changed significantly since fiscal 2009 as a result of capital markets disruptions. However, we are focused on continuing to grow and maximize our Monogram platform, grow and diversify our fee-based revenues, manage risk and retention and capture opportunities within the capital markets.

Our financial results are affected by changes in economic and market conditions, competitive conditions within the education loan industry and changes in legislation, regulation and/or accounting principles. While the economic climate has been improving in recent quarters, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve and we continue to believe that managing risk and growth is critical to our overall success. We have taken the following measures since fiscal 2009 to adjust our business model, including:

•

During fiscal 2009, we designed our Monogram platform, including the development and validation of our proprietary origination risk score model, product pricing, an enhanced application interface and additional disbursement and reporting capabilities. We completed this development during fiscal 2010.

We continue to incorporate refinements to our Monogram platform. Our Monogram platform was designed in part to provide us with fee-based income as we provide our services, reducing our dependence on the securitization market in order to generate revenue. We expect to earn monthly service fees, as well as a share of the portfolio income generated over the life of the loans.

•	In the first quarter of fiscal 2011, we disbursed the first loans based on our Monogram platform.

•	In December 2010, we completed our acquisition of the assets, liabilities and operations of TMS from KeyBank National Association.

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

•

On June 30, 2011, TMS sold a portfolio of contracts with 377 low cost, predominately faith-based K-12 schools to Nelnet Business Solutions, Inc. (d/b/a FACTS Management Company) for a purchase price of $6.1 million.

•

On November 14, 2011, we received $13.0 million in cash upon the sale to a third party of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement. As a result of this sale, we deconsolidated the assets and liabilities of the NCSLT Trusts as of November 14, 2011. The assets and liabilities that were deconsolidated were included in discontinued assets and liabilities, respectively, in our June 30, 2011 consolidated balance sheet. The non-cash gain of $1.24 billion recognized at deconsolidation was reported within discontinued operations in our consolidated statement of operations. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On November 14, 2011, we entered into an amendment to our loan program agreement with SunTrust Bank to, among other things, expand and extend our relationship with SunTrust Bank to 2015, thereby substantially increasing the volume capacity for Monogram-based education loan originations under the SunTrust Bank loan program.

•

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary FMDS for $13.7 million in cash, resulting in a gain of $12.6 million. FMDS serves as the trust administrator of securitization trusts that we previously facilitated. The operations of FMDS were reported in discontinued operations in our consolidated financial statements. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On March 30, 2012, the new third party owner of FMDS terminated the agreement, to be effective September 30, 2012, with FMER for the special servicing of the NCT Trusts. As a result of the termination of the agreement, we deconsolidated the assets and liabilities of the GATE Trusts as of March 31, 2012. The results of the operations of the GATE Trusts were reported in discontinued operations in our consolidated financial statements. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. With this resignation, and the previous transactions noted above, we determined that the previous deconsolidations of the NCSLT Trusts and the GATE Trusts as well as the results and operations of FMDS would be reported within discontinued operations in our consolidated financial statements, resulting in financial results that more accurately reflect our current business and are more transparent and understandable to the users of our financial statements. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

On June 1, 2012, we launched the Texas Extra Credit Education Loan Program with HESC. Based on our Monogram platform, the Texas Extra Credit Education Loan Program is a new private education loan program designed specifically for students attending an approved college or university in Texas as well as for Texas residents attending approved colleges or universities anywhere in the United States. Under the loan program agreement, we will perform a range of services in support of this loan program, including loan processing, portfolio management and program administration services.

•

During fiscal 2012, we announced our commitment to reduce operating expenses through a $13.6 million reduction of selected expenses. Of this $13.6 million, approximately $7.0 million will be a reduction in compensation and benefits. We reduced our head count by 10% during the six months ended June 30, 2012, which reduced our overall compensation and benefits costs by approximately $6.0 million on an annualized basis. We anticipate that we will be able to realize these projected cost savings during fiscal 2013.

•

On August 2, 2012, we announced a new private education loan consolidation program with SunTrust Bank based on the Monogram platform, the SunTrust Bank Private Student Loan Consolidation Program. This program will provide borrowers the opportunity to refinance their existing education loans into one new loan with a single payment and potentially reduce their current monthly payment and interest rate. Approved borrowers will be offered the choice of a fixed or variable interest rate, as well as multiple repayment terms.

Loan Origination

During the first quarter of fiscal 2011, we began performing services for two lender clients related to school-certified education loan programs funded by these lender clients based on our Monogram platform. On June 30, 2011, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing client. Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our four lender clients’ Monogram-based loan programs are a significant step in our return to the education lending marketplace.

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

The following table represents our loan origination metrics with respect to our Monogram-based programs for fiscal 2012 and 2011:

	Fiscal 2012			Fiscal 2011
	Partnered Lending	Union Federal	Total	Partnered Lending	Union Federal	Total
	(dollars in thousands)
Applications	$288,464	$578,401	$866,865	$96,374	$—	$96,374
Credit Approved Applications	96,657	119,094	215,751	27,982	—	27,982
Booked Loans	26,021	37,627	63,648	6,234	—	6,234
Disbursed Loans	23,399	34,301	57,700	5,268	—	5,268

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past three years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaults. These conditions have had, and may continue to have, a material adverse effect on our loan portfolio performance. However, our Monogram-based education loan portfolios have yet to experience significant adverse portfolio performance as a majority of this portfolio has yet to experience more than 12-months of seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates, post-default recovery rates, the availability of third-party credit enhancement and the creditworthiness of various guarantors that provide any such credit enhancement. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated and, accordingly, the estimated fair value of our service revenue receivables from those trusts. The service revenue receivables that remain on our consolidated balance sheet at June 30, 2012 are not significantly impacted by defaults or recoveries since the trusts possess guarantees that help partially negate the overall impact of any default activity. These securitization trusts are also cash flowing, seasoned portfolios that, for the most part, have relatively short weighted-average lives.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2012 compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans that exhibited a strong credit profile. Additionally, in fiscal 2012 investors demonstrated increasing interest in longer duration ABS in the sector. However, global capital markets experienced volatility during fiscal 2012, particularly in light of the credit turmoil in Europe. We believe that, as a result of the recent market trends, there has been a tightening in credit spreads for the private education loan securitization marketplace during fiscal 2012 and that there may be opportunities to finance private education loans in the ABS market. The structure and economics of any financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of wider credit spreads and higher initial cash requirements on our part.

Uncertainties

Our near-term financial performance and future growth depends in large part on our ability to successfully and efficiently market our Monogram platform and TMS services and originate education loans through Union Federal so that we may grow and diversify our client base and revenues. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the results from the 2011-2012 academic year demonstrate market demand for Monogram-based education loans.

We have invested in our distribution capabilities over the course of the past year, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute in the current peak season because we have only been operating Monogram-based loan programs since fiscal 2011.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality of the loan portfolios originated in the 2011-2012 academic year will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, one of which is our subsidiary Union Federal, or any additional lender clients, during the upcoming peak season for the 2012-2013 academic year. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital market advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition.

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

•

An adverse outcome relating to the federal income tax treatment of our sale of the Trust Certificate in fiscal 2009 or our asset services agreement with the purchaser of the Trust Certificate, including any challenge related to federal tax refunds previously received in the amount of $176.6 million as a result of the audit currently being conducted by the IRS;

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

•

The underlying loan performance of the Monogram-based loan program, including the net default rates, unemployment rates, and the timing and amounts of excess credit enhancements that may be material to us;

•	The resolution of any appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a VIE;

•

Application of the Dodd-Frank Act, enacted in July 2010, through the supervisory authority of the CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators of education loans, such as our subsidiary FMER;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Fiscal Years ended June 30, 2012, June 30, 2011 and June 30, 2010

The financial results of operations include FMD and its subsidiaries for the fiscal years then ended. These results are reported through our continuing operations. Previously consolidated NCSLT Trusts and GATE Trusts and the results of our subsidiary FMDS are included in discontinued operations as discussed below for each of the fiscal years then ended.

Discontinued Operations

Consistent with our goal of refining our business model and focusing on our Monogram platform and tuition billing and payment services, we disposed of certain components of our business in fiscal 2012. In particular, we sold our variable interests in the Trusts, we sold our subsidiary FMDS, and we resigned as the special servicer of the Trusts, including the NCSLT Trusts. In addition, the new third-party owner of FMDS terminated the agreement, to be effective September 30, 2012, with our subsidiary FMER for the special servicing of the NCT Trusts, including the GATE Trusts.

Upon our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010, we consolidated 11 NCSLT Trusts and three GATE Trusts, which comprised our Securitization Trust segment.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of assets and $7.85 billion of liabilities from our consolidated balance sheet and recognized a $1.24 billion million non-cash gain in our statement of operations during the second quarter of fiscal 2012, representing the accumulated deficit in NCSLT trusts.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in FMDS for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, to be effective September 30, 2012, with our subsidiary FMER for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of these trusts. As such, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our statement of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. Pursuant to the terms of the resignation, FMER will assist the new special servicer of the Trusts for a transition period that will terminate as of November 30, 2012.

During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts once FMER ceased to provide special servicing to these trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trust and the GATE Trusts. As such, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for all periods presented. The non-cash gains representing the accumulated deficit recognized upon deconsolidations of the

NCSLT Trusts and the GATE Trusts, as discussed above and previously reported in our Securitization Trusts segment, are now included in discontinued operations. Further, the gain recognized as the result of the sale of FMDS, as well as the revenues and expenses of FMDS, were recorded in discontinued operations. Assets and liabilities related to these operations have been reclassified to assets from discontinued operations and liabilities from discontinued operations, respectively.

Changes to Income Tax Allocations

Our net loss from continuing operations and discontinued operations, net of tax, reported in this annual report are different from what we reported in our earnings release issued August 14, 2012 due to changes in the allocation of income taxes between continuing operations and discontinued operations. Net income and total earnings per share remain unchanged. The impact on earnings per fully diluted share was a reduction in the loss from continuing operations from $(0.35) per fully diluted share to $(0.30) per fully diluted share for the fiscal year ended June 30, 2012. Income from discontinued operations, on a fully diluted share basis, was reduced from $10.33 per fully diluted share to $10.28 per fully diluted share for the fiscal year ended June 30, 2012. Total earnings per share, on a fully diluted basis, remained the same at $9.96 for the fiscal year ended June 30, 2012. The net loss per share for the three month period ended June 30, 2012 of $(0.14) remained unchanged.

Overall Results—Continuing Operations

The following table summarizes the results of our consolidated operations:

	Fiscal years ended June 30,			Change between periods
	2012	2011	2010	2012 - 2011	2011 - 2010
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$3,290	$1,777	$23,029	$1,513	$(21,252)
Interest expense	(915)	(1,037)	(13,158)	122	12,121

Net interest income	2,375	740	9,871	1,635	(9,131)
Provision for loan losses	615	(281)	(121)	896	(160)

Net interest income (loss) after provision for loan losses	2,990	459	9,750	2,531	(9,291)
Non-interest revenues:
Tuition payment processing fees	26,544	12,904	—	13,640	12,904
Fair value changes to service revenue receivables	947	(23,178)	(13,567)	24,125	(9,611)
Other administrative fees	9,925	10,747	13,103	(822)	(2,356)

Total non-interest revenues	37,416	473	(464)	36,943	937

Total revenues	40,406	932	9,286	39,474	(8,354)
Non-interest expenses:
Losses on education loans held-for-sale	—	—	130,955	—	(130,955)
Other non-interest expenses	103,153	92,830	99,271	10,323	(6,441)

Total non-interest expenses	103,153	92,830	230,226	10,323	(137,396)

Loss from operations	(62,747)	(91,898)	(220,940)	29,151	129,042
Total other income	11,199	8,112	—	3,087	8,112

Loss from continuing operations before income taxes	(51,548)	(83,786)	(220,940)	32,238	137,154
Income tax expense (benefit) from continuing operations	(17,955)	208	(47,072)	(18,163)	47,280

Loss from continuing operations	(33,593)	(83,994)	(173,868)	50,401	89,874
Discontinued operations, net of taxes	1,135,821	(137,567)	2,966	1,273,388	(140,533)

Net income (loss)	$1,102,228	$(221,561)	$(170,902)	$1,323,789	$(50,659)

We reported a net loss from continuing operations of $33.6 million, or $(0.30) per share on a fully diluted basis, for fiscal 2012, compared with a net loss from continuing operations of $84.0 million, or $(0.83) per share on a fully diluted basis, for fiscal 2011. The decrease in the net loss year-over-year of $50.4 million was principally the result of a $24.1 million improvement in the fair value changes of service revenue receivables and a larger income tax benefit of $18.2 million.

We reported a net loss from continuing operations of $84.0 million, or $(0.83) per share on a fully diluted basis, for fiscal 2011, compared with a net loss from continuing operations of $173.9 million, or $(1.75) per share on a fully diluted basis, for fiscal 2010. The decrease in the net loss year-over-year of $89.9 million was principally the result of a $131.0 million loss on education loans incurred in fiscal 2010 partially offset by a $47.3 million lower income tax benefit in fiscal 2011. In fiscal 2010, we recorded an income tax benefit of $47.1 million largely related to tax benefits that became available to FMD as a result of the enactment of the Worker, Homeownership and Business Assistance Act of 2009, or WHBAA, offset by accruals related to unrecognized tax benefits.

We reported net income from discontinued operations, net of taxes of $1.14 billion, or $10.26 per share on a fully diluted basis, for fiscal 2012, compared to a net loss from discontinued operations, net of taxes of $137.6 million, or $(1.37) per share on a fully diluted basis for fiscal 2011. The increase year-over-year was principally the result of $1.25 billion in gains recorded from the deconsolidations of the securitization trusts.

Net Interest Income after Provision for Loan Losses

For fiscal 2012, net interest income after provision for loan losses increased by $2.5 million to $3.0 million from $459 thousand in fiscal 2011. The increase resulted from an improved net interest margin due to an increase in net interest income from higher-yielding investment securities and education loans held by Union Federal. The provision for loan losses decreased by $896 thousand, reflecting higher cash recoveries received during fiscal 2012 on previously defaulted education loans transferred by Union Federal to FMD in 2009.

Net interest income after provision for loan losses decreased to $459 thousand in fiscal 2011 from $9.8 million in fiscal 2010, primarily as a result of a decrease of $9.1 million in net interest income, largely as a result of the sale of the education loans previously held-for-sale and lower interest rates on loans, cash and cash equivalents.

Non-Interest Revenues

Non-interest revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support and fees related to our Monogram platform, as well as fees for portfolio management performed on behalf of the securitization trusts that we facilitated. It also includes the fair value changes to service revenue receivables. Non-interest revenues for the fiscal years ended June 30, 2012 and June 30, 2011 were $37.4 million and $473 thousand, respectively. The increase from fiscal 2011 to fiscal 2012 was principally due to the result of a non-cash loss of $26.4 million recorded during the third quarter of fiscal 2011 for changes to the recovery rate assumption used in determining the fair value of the service revenue receivables and due to TMS tuition payment processing fees. Since we did not acquire TMS until December 31, 2010, our fiscal 2011 results only included six months of results of TMS subsequent to our acquisition of TMS versus a full year of revenue recorded in fiscal 2012.

Tuition payment processing fees    Tuition payment processing fee revenues for the fiscal years ended June 30, 2012 and June 30, 2011 were $26.5 million and $12.9 million, respectively. The increase for the fiscal year ended June 30, 2012 as compared to the prior year period was primarily attributable to results for the fiscal year ended June 30, 2011 only including the results of TMS for the six months subsequent to our acquisition of TMS on December 31, 2010.

Fair value changes to service revenue receivables    We record our service revenue receivables at fair value in our balance sheet. At June 30, 2012, our service revenue receivables consisted of additional structural advisory fee and residual receivables and represent the estimated fair value of the service revenue receivable expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we recorded asset servicing fee and additional structural advisory fee receivables in the NCSLT Trusts. As compensation for our services related to asset servicing, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts.

Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, are recorded in our statement of operations within the fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. See Note 15, “Fair Value Measurements,” in the notes to our consolidated financial statements included in Item 8 of this annual report for a description of the significant observable and unobservable inputs used to develop our fair value estimates. Such estimates include, but are not limited to, recovery, default and prepayment rates, discount rates, and the forward LIBOR curve.

The following table summarizes the details of the fair value changes to additional structural advisory fees, residual receivables and asset servicing fees:

	Fiscal years ended June 30,			Change between periods
	2012	2011	2010	2012 - 2011	2011 - 2010
	(dollars in thousands)
Additional structural advisory fees	$(2,668)	$(15,798)	$(19,825)	$13,130	$4,027
Residuals	3,883	(3,220)	2,863	7,103	(6,083)
Asset servicing fees	(268)	(4,160)	3,395	3,892	(7,555)

Total fair value changes to service revenue receivables	$947	$(23,178)	$(13,567)	$24,125	$(9,611)

The increase in the fair value changes to service revenue receivables of $24.1 million from fiscal 2011 to fiscal 2012 was largely due to the losses recorded in fiscal 2011 related to decreases in our net recovery rate assumptions for the NCSLT Trusts as compared to fiscal 2012. During fiscal 2012, the additional structural advisory fee receivables related to the NCSLT Trusts were sold in November 2011 for $13.0 million in cash. Losses in fiscal 2010 were related to increases in our discount rate and default assumptions partially offset by a lower prepayment rate assumptions largely relating to the NCSLT Trusts.

Other administrative fees    Other administrative fees for fiscal 2012, fiscal 2011 and fiscal 2010 were $9.9 million, $10.7 million and $13.1 million, respectively, with decreases of $800 thousand and $2.4 million for fiscal 2012 and fiscal 2011, respectively, as compared to their prior year periods. The decreases were principally due to lower allowable revenues as a result of reductions in expense reimbursements by the Trusts under special servicing agreements for default prevention as well as lower education loan balances upon which the administrative fees are based. Revenues under special servicing agreements were based, in part, on the actual expenses incurred by our subsidiary FMER in its capacity as special servicer, and, in part, on the dollar volume of education loans outstanding in various trusts. FMER’s reimbursement for expenses as special servicer was capped at monthly aggregate amounts.

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Fiscal years ended June 30,			Change between periods
	2012	2011	2010	2012 - 2011	2011 - 2010
	(dollars in thousands)
Compensation and benefits	$42,052	$36,690	$41,436	$5,362	$(4,746)
General and administrative:
Third-party services	22,313	24,359	20,498	(2,046)	3,861
Depreciation and amortization	4,766	8,253	13,349	(3,487)	(5,096)
Marketing	8,433	1,004	80	7,429	924
Occupancy and equipment	11,272	11,759	17,057	(487)	(5,298)
Servicer fees	738	661	895	77	(234)
Other	13,579	10,104	5,956	3,475	4,148

Total general and administrative	61,101	56,140	57,835	4,961	(1,695)
Losses on education loans held-for-sale	—	—	130,955	—	(130,955)

Total non-interest expenses	$103,153	$92,830	$230,226	$10,323	$(137,396)

Total number of employees at fiscal year-end	306	339	219

Compensation and Benefits    Compensation and benefits expenses increased to $42.1 million in fiscal 2012 from $36.7 million in fiscal 2011. The increase was primarily the result of our acquisition of TMS during mid-year fiscal 2011. Total headcount decreased in fiscal 2012 largely due to our sale of FMDS and the implementation of certain expense reduction efforts.

Compensation and benefits expenses decreased to $36.7 million in fiscal 2011 from $41.4 million in fiscal 2010. The decrease was primarily the result of lower stock-based compensation expense and incentive compensation recorded in fiscal 2011 partially offset by an increase in headcount due to our acquisition of TMS as of December 31, 2010.

General and Administrative Expenses    General and administrative expenses increased to $61.1 million in fiscal 2012 from $56.1 million in fiscal 2011. The increase of $5.0 million was a result of higher marketing expenses incurred in fiscal 2012 related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs, partially offset by lower depreciation and amortization expenses for certain fixed assets that were fully depreciated and lower third-party servicer costs related to special servicing.

General and administrative expenses decreased by $1.7 million in fiscal 2011 to $56.1 million, reflecting continued cost cutting and efficiency efforts. Occupancy expense, which reflected a charge related to unoccupied space in the amount of $5.6 million taken in fiscal 2010, declined $5.3 million. Depreciation and amortization expenses decreased due to the retirement of certain fixed assets. Increases in third party servicers and other expenses primarily related to our acquisition of TMS in fiscal 2011.

Losses on Education Loans Held-for-Sale    We did not have any education loans held-for-sale during fiscal 2012 and fiscal 2011. We recorded losses on education loans held-for-sale of $131.0 million in fiscal 2010. During the second quarter of fiscal 2010, Union Federal sold education loans held-for-sale to an unaffiliated third party for $121.6 million. We recorded an unrealized loss of $123.9 million during the first quarter of fiscal 2010 on all education loans held-for-sale based on the price we received from a third party for the loans.

In addition to the sale, we recorded additional net unrealized losses of $7.1 million during fiscal 2010. Our estimates of fair value of the education loans held-for-sale at June 30, 2010 were based on our cash flow model, which reflected increases in assumptions for default rates and lower recovery rates.

Other Income

We recorded other income of $1.7 million for fiscal 2012 compared to $8.1 million for fiscal 2011 due to resolution of certain matters related to the TERI Reorganization. This income represented the forgiveness of notes payable and other liabilities, and cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization. During fiscal 2012, we also recorded income related to the deconsolidations of the securitization trusts previously consolidated of $9.5 million largely relating to the fair value of the residual interests that were previously eliminated upon the adoption of ASU 2009-17 on July 1, 2010.

	Fiscal years ended June 30,
	2012	2011
	(dollars in thousands)
Cash received in excess of recorded receivables	$1,685	$3,091
Reversal of recorded liabilities	—	5,021
Gain from deconsolidations of trusts	9,514	—

Total other income	$11,199	$8,112

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS has begun an audit of our tax returns for fiscal years 2007 through 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Item 3, “Legal Proceedings,” and Note 16, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2008 and June 30, 2012.

Income tax benefit from continuing operations was $18.0 million in fiscal 2012 compared to an income tax expense of $208 thousand in fiscal 2011 and an income tax benefit of $47.1 million in fiscal 2010. The benefit in fiscal 2012 was principally the result of the adjustment to our income tax liability based on the ATB Order. Due to enactment of the WHBAA, described below, we recorded an income tax benefit for certain losses in fiscal 2010, as the legislation permitted the carryback of these losses to offset taxable income in earlier periods. Beginning in fiscal 2011, we no longer had any carryback to offset taxable income in prior periods. As a result, we recorded a net operating loss carryforward asset as of June 30, 2012, totaling $28.0 million for which we recorded a full valuation allowance.

In November 2009, the WHBAA was signed into law. Under the WHBAA, we were permitted to carryback the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we received an income tax refund of $45.1 million in October 2010.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2012 and June 30, 2011. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Financial Condition

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $208.5 million and $267.4 million at June 30, 2012 and June 30, 2011, respectively. Of this total, FMD and its non-bank subsidiaries held $178.6 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions at June 30, 2012. Union Federal held a total of $29.9 million in interest-bearing and non-interest-bearing deposits and money market funds at June 30, 2012. Union Federal is subject to restrictions on the payment of dividends without prior approval from the OCC.

The decrease of $58.9 million resulted primarily from cash used to purchase higher yielding assets, net of deposit growth, of $34.0 million as we diversified our balance sheet to improve our overall financial performance, and $53.1 million used to fund operations, which were partially offset by $26.7 million in proceeds from the sales of certain service revenue receivables and FMDS.

Restricted Cash

At June 30, 2012, restricted cash in our balance sheet included cash held by TMS of $100.5 million, including $40.0 million held at Union Federal, and restricted cash held by FMD and its other non-bank subsidiaries.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, at the end of the school year. During fiscal 2012, TMS’ restricted cash balances have ranged from a high of $346.8 million during August 2011 to a low of $55.3 million during May 2012. In December 2011, we transferred $40.0 million of TMS deposits from a third party institution to Union Federal. The deposit remains subject to a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted and, accordingly, is not included in restricted cash and investments in our consolidated financial statements. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value at our balance sheet date. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both June 30, 2012 and June 30, 2011. The investments available-for-sale increased by $57.6 million from June 30, 2011 to $68.6 million as of June 30, 2012 as a result of Union Federal’s purchase of mortgage-backed securities during fiscal 2012. The portfolio generated gross unrealized gains of $610 thousand and $281 thousand at June 30, 2012 and June 30, 2011, respectively, which was recognized in accumulated other comprehensive income, a component of stockholders’ equity (deficit).

Loans

At June 30, 2012 and June 30, 2011, we classified all education loans and substantially all mortgage loans as held-to-maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	June 30,
	2012	2011
	(dollars in thousands)
Education loans held-to-maturity	$33,095	$—
Mortgage loans held-to-maturity	7,811	6,417

Education Loans Held-to-Maturity

We began originating Monogram-based loans through Union Federal in fiscal 2012. Almost all education loans held-to-maturity at June 30, 2011 were held by the 14 securitizations trusts that we consolidated as of July 1, 2010 and which were deconsolidated on November 14, 2011 and March 31, 2012. These education loans are part of our discontinued assets of $7.15 billion at June 30, 2012.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	June 30,
	2012	2011
	(dollars in thousands)
Gross loan principal outstanding	$34,404	$1,336
Allowance for loan losses	(1,309)	(1,336)

Education loans held-to-maturity, net of allowance	$33,095	$—

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity:

	Fiscal year ended June 30, 2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$1,336	$(1,336)	$—
Disbursements of principal to borrowers	34,301	—	34,301
Receipts of principal from borrowers	(1,877)	—	(1,877)
Interest capitalized on loans in deferment and forbearance	70	—	70
Interest capitalized on defaulted loans	24	(24)	—
Provision for loan losses	—	601	601
Net charge-offs (recoveries):
Charge-offs	(240)	240	—
Recoveries on defaulted loans	790	(790)	—

Net charge-offs	550	(550)	—

Balance, end of year	$34,404	$(1,309)	$33,095

To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for the Monogram-based loan portfolio over the 12-month loss confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses. Our default experience with this loan portfolio is limited by the seasoning of the portfolio, however, we have utilized our historical database and experience in projecting the level of defaults and recoveries of the Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio. At June 30, 2012, there was $54 thousand of educations loans that were on non-accrual status and no education loans that had specific reserves. These loans were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. Due to the nature and extent of the Monogram-based education loans issued through Union Federal, none of these loans were greater than 120 days past due at June 30, 2012.

Loans which were transferred by Union Federal to FMD in 2009, prior to our Monogram platform were fully reserved for at June 30, 2012 and 2011.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the allowance for loan loss calculation quarterly through our projection of defaults.

During fiscal 2012, Union Federal disbursed Monogram-based loans in the aggregate principal amount of $34.3 million. These loans had a weighted-average FICO score of 753 at origination, and 85% had co-signers. At June 30, 2012, 0.03% of our Monogram-based loans were delinquent and there were no defaults.

The following table provides additional information on the status of education loans outstanding:

	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$171	0.5%
In school and in deferment	14,781	43.0
In repayment, classified as:
Current: <30 days past due	19,289	56.0
Delinquent: >30 days past due, but <120 days past due	109	0.3
Delinquent: >120 days past due, but <180 days past due	54	0.2
In default: >180 days past due, but not yet charged-off	—	—

Total gross loan principal outstanding	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$54	0.2%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	11	0.0

We use the following terms to describe borrowers’ payment status:

In School and in Deferment    Under the terms of a majority of the education loans, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. At the end of the deferment period, any accrued but unpaid interest is capitalized and added to principal outstanding. At June 30, 2012, approximately 43% of education loans were in school and in deferment.

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

•

Alternative payment plans—Under an alternative payment plan, a borrower can make a reduced payment for a limited period of time. The amount of the payment varies depending on the program and may be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program. These plans are available as part of our Monogram-based programs.

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

In repayment    We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made. Under our Monogram platform, borrowers may be in repayment while in school. Payment options while in school include full principal and interest, partial interest and interest only.

Mortgage Loans Held-to-Maturity

Through our bank subsidiary, Union Federal, we carry a held-to-maturity portfolio of mortgage loans. We maintain an allowance for loan losses for our mortgage loan portfolio held-to-maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans less than 30 days past due based upon certain characteristics attributable to the collateral. A mortgage loan for which we have foreclosed on the property is reclassified to other real estate owned, a component of other assets, and is carried at estimated net realizable value. We do not have any mortgage loan greater than 90 days past due that is accruing interest.

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

The customer list intangible asset is related to educational institutions with which TMS had existing tuition programs in place as of December 31, 2010. The trade name intangible asset relates to the name and reputation of TMS in the tuition payment industry. Intangible assets attributable to technology represented the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill represents the value ascribed to the acquisition of TMS that cannot be separately ascribed to a tangible or intangible asset.

We evaluated our goodwill for impairment on May 31, 2012, which is our impairment testing date, and concluded that the fair market value of the TMS reporting unit was greater than 10% in excess of our recorded book value and, therefore, was not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS reporting unit. There have been no indicators of impairment since that date.

Various assumptions go into our assessment of whether there is any goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Campus Advantage products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower than planned adoption rates of refund management and Campus Advantage products, higher expense levels incurred to provide services to TMS’ clients, a lower interest rate environment, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of our school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables.

During the fiscal year ended June 30, 2012, we recorded amortization expenses on our intangible assets of $2.1 million, which effectively reduced our balance of intangible assets from $23.0 million at June 30, 2011 to $20.9 million at June 30, 2012.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases.

The following table below summarizes our contractual cash obligations by period at June 30, 2012:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations(1)	$25,139	$9,880	$11,369	$3,890	$—

(1)	For additional information on our operating leases, see Item 2, “Properties” in this annual report. We sublease 110,799 square feet of our Boston, Massachusetts (St. James Avenue) location. We expect to collect $5.8 million in sublease revenue over the term of this sublease. On June 10, 2011, we entered into a sublease agreement, effective July 1, 2011, reducing our rented space at our corporate headquarters in Boston, Massachusetts (Boylston Street) by 27,587 square feet. We expect to collect $1.8 million in sublease revenue over the term of this sublease. In addition, effective July 1, 2011, we entered into an amendment to reduce our rented space in our Medford, Massachusetts location by approximately 9,000 square feet, which results in a savings of $1.0 million over the term of the lease. The contractual obligations table does not reflect any sublease revenues from the subleases of our Boston locations or savings from the reduction in our rented space in Medford, Massachusetts.

Total Stockholders’ Equity (Deficit)

Effective July 1, 2010, upon our adoption of ASU 2009-16 and ASU 2009-17, we recorded a decrease to opening retained earnings of $880.1 million as the cumulative effect of a change in accounting principle. This amount represented the net deficit attributable to the 14 consolidated securitization trusts, as well as the reversal of residual interests recognized in prior periods for entities consolidated, partially offset by deconsolidation of the net deficit of UFSB-SPV and the reversal of certain related deferred tax assets and related valuation allowances. Total stockholders’ equity at June 30, 2012 no longer included this deficit as a result of the deconsolidation of these securitization trusts during fiscal 2012.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts.

The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges. See “—Critical Accounting Policies and Estimates—Consolidation” below for a discussion of our determination to not consolidate these securitization trusts.

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income and rates earned and paid on interest-earning assets and interest-bearing liabilities from continuing operations:

	Fiscal years ended June 30,
	2012			2011			2010
	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$168,046	$257	0.15%	$261,673	$551	0.21%	$317,524	$598	0.19%
Short-term investments	60,766	289	0.48	52,191	269	0.52	39,400	204	0.52
Interest-bearing restricted cash	70,726	482	0.68	41,689	133	0.32	—	—	—
Investments available-for-sale	41,502	844	2.03	3,763	181	4.81	6,542	328	5.01
Education loans held-for-sale	—	—	—	—	—	—	343,436	20,974	6.11
Education loans held-to-maturity	17,456	1,110	6.36	24,918	288	1.16	18,534	395	2.13
Mortgage loans held-to-maturity	7,832	308	3.93	8,050	355	4.40	8,984	530	5.89

Total interest-earning assets	366,328	3,290	0.90	392,284	1,777	0.45	734,420	23,029	3.14
Non-interest-bearing cash	1,531			1,492			3,738
Allowance for loan losses and lower of cost or fair value adjustments	(2,010)			(2,231)			(181,576)
Other assets	121,200			88,462			111,928

Total assets	487,049			$480,007			$668,510

Liabilities:
Time and savings account deposits	$43,095	408	0.95%	$48,537	468	0.96%	$93,545	1,429	1.53%
Money market account deposits	27,668	257	0.93	20,121	150	0.74	45,053	651	1.45
Education loan warehouse facility	—	—	—	—	—	—	226,975	10,403	4.58
Other interest-bearing liabilities	4,264	250	5.86	7,531	419	5.56	12,245	675	5.51

Total interest-bearing liabilities	75,027	915	1.22	76,189	1,037	1.36	377,818	13,158	3.48
Non-interest-bearing deposits	8			35			852
All other liabilities	174,623			102,025			27,992

Total liabilities	249,658			178,249			406,662
Stockholders’ equity (deficit)	237,391			301,758			261,848

Total liabilities and stockholders’ equity	$487,049			$480,007			$668,510

Total interest-earning assets	$366,328			$392,284			$734,420

Net interest income		$2,375			$740			$9,871

Net interest margin			0.65%			0.19%			1.34%

Analysis of changes in net interest income

	From 2012 to 2011 due to change in			From 2011 to 2010 due to change in
	Volume	Rate	Net change	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(143)	$(151)	$(294)	$(118)	$71	$(47)
Short-term investments and federal funds sold	41	(21)	20	65	—	65
Interest-bearing restricted cash	198	151	349	133	—	133
Investments available-for-sale	767	(104)	663	(134)	(13)	(147)
Education loans held-for-sale	—	—	—	(20,974)	—	(20,974)
Education loans held-to-maturity	(474)	1,296	822	74	(181)	(107)
Mortgage loans held-to-maturity	(9)	(38)	(47)	(41)	(134)	(175)

Total interest income			1,513			(21,252)

Time and savings account deposits	(52)	(8)	(60)	(434)	(527)	(961)
Money market account deposits	70	37	107	(186)	(315)	(501)
Education loan warehouse facility	—	—	—	(10,403)	—	(10,403)
Other short-term borrowings	—	—	—	—	—	—
Other interest-bearing liabilities	(192)	23	(169)	(262)	6	(256)

Total interest expense			(122)			(12,121)

Net increase (decrease) in net interest income			$1,635			$(9,131)

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of sources and uses of cash on a U.S. generally accepted accounting principles, or GAAP, basis as presented in our consolidated statements of cash flows included in our consolidated financial statements included in Item 8 of this annual report. We also use a non-GAAP financial metric, “net operating cash usage” when evaluating our cash and liquidity position, discussed in detail under “—Non-GAAP Measure: Net Operating Cash Usage” below.

Net cash used in operating activities from continuing operations for fiscal 2012 was $42.2 million, compared with net cash used in operating activities from continuing operations of $12.8 million for fiscal 2011. During the second quarter of fiscal 2011, we received $45.1 million in tax refunds as a result of our ability to carryback taxable losses from either fiscal 2009 or fiscal 2010 for five years instead of two years due to the enactment of the WHBAA. This cash inflow was partially offset by our funding of $8.5 million to participation accounts during fiscal 2011 as we began processing education loans based on our Monogram platform. Cash provided by operating activities of $265.6 million for fiscal 2010 reflected the receipt of tax refunds of $189.3 million and $121.6 million of proceeds from the sale of Union Federal’s education loans held-for-sale.

We anticipate continuing to receive fees related to loan origination and portfolio management services and fees related to Monogram-based loan programs. Starting January 1, 2011, we also began to receive fees related to the operations of TMS. We believe that our cash, cash equivalents and investments, coupled with management of our expenses and these fees, will be adequate to fund our operating losses in the short-term as we seek to expand our client and revenue base over the short- and long-term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash used in investing activities from continuing operations for fiscal 2012 was $88.1 million compared to $53.2 million for fiscal 2011. The increase of $34.9 million was principally the result of $62.6 million in investment purchases and $33.1 million in education loans partially offset by the absence of the effect of $42.0 million in net cash used in fiscal 2011 for our purchase of TMS. Cash used in investing activities of $44.5 million for fiscal 2010 was primarily due to a net $50.0 million of cash invested in short-term investments.

Net cash provided by financing activities from continuing operations was $22.7 million for fiscal 2012 compared to net cash used in financing activities of $50.0 million during fiscal 2011. The increase in cash flows provided by financing activities was mainly attributable to a $71.2 million change in the volume of deposit activity at Union Federal. Cash used in financing activities of $64.3 million for fiscal 2010 reflected decreases in the volume of deposits and payments under capital leases and borrowings under the education loan warehouse facility.

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

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, an FDIC-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through revenues from operations and various financing vehicles available to us in the ABS markets and may utilize issuances of common stock, promissory notes or other securities. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm our business.

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

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to access wholesale lending opportunities within Union Federal to help meet the liquidity needs generated by Monogram-based loans;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions FMD may make to Union Federal;

•

The resolution of any appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax returns for fiscal 2004 through fiscal 2006, which could also affect our state tax liabilities in subsequent tax years through fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

Liquidity is required for capital expenditures, working capital, business development expenses, business acquisitions, income tax payments, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital market transactions and maintaining the regulatory capital of Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have taken certain broad measures to reduce the risk related to education loans and residual receivables on our balance sheet, to change our fee structure and to add new products and reduce our overhead expenses. See “—Executive Summary—Overview,” above for an expanded description of actions taken by us since fiscal 2009 in response to the economic challenges facing us. In addition, the FMD Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at June 30, 2012:

(dollars in thousands)
Within three months	$4,986
Three to six months	2,349
Six months to twelve months	7,571
Greater than twelve months	3,340

Total time deposits >$100 thousand	$18,246

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. Included in restricted cash on our balance sheet are recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us), undisbursed education loan proceeds for our loan origination clients and tuition payments in custody at other financial institutions. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts. We record a liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

Lines of Credit

At June 30, 2012, through Union Federal we had $65.1 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at June 30, 2012 or June 30, 2011.

Support of Subsidiary Bank

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Union Federal’s equity capital was $16.3 million at June 30, 2012, up from $11.7 million at June 30, 2011, due to $4.7 million in capital contributions paid to Union Federal by FMD during the fiscal year ended June 30, 2012. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of June 30, 2012 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

In March 2010, the FMD Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be required by the Federal Reserve.

Effective July 21, 2011, FMD is subject to regulation, supervision and examination by the Federal Reserve, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines		June 30,
	Minimum	Well Capitalized	2012	2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	31.3	223.9%
Total risk-based capital	8.0	10.0	31.7	225.2
Tier 1 (core) capital	4.0	5.0	11.0	15.5

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

Management and the FMD Board of Directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. This non-GAAP financial measure is also used by us in our financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our annual results, including our non-interest expenses and year-end liquidity position, particularly in light of dislocations in the private education loan industry and the capital markets that have affected us. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how clients, investors, analysts and financial news media may evaluate our financial results.

There are limitations associated with reliance on any non-GAAP financial measure we use because any such measure is specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. Nevertheless, by providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of our operating performance, consistent with management’s evaluation.

“Net operating cash usage” should be considered in addition to, and not as a substitute for, or superior to, financial information prepared in accordance with GAAP. “Net operating cash usage” excludes the effects of income taxes, acquisitions or divestitures, participation account net fundings and changes in other assets and other liabilities that are solely related to short-term timing of cash payments or receipts.

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the twelve months ended June 30, 2012 and June 30, 2011, respectively, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Twelve Months Ended June 30,
	2012	2011
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(51,548)	$(83,786)
Non-cash adjustments to net loss from continuing operations, before income taxes:
Non-cash gain from trust deconsolidations	(9,514)	—
Fair value changes to service revenue receivables	(947)	23,178
Depreciation and amortization	4,766	8,253
Stock-based compensation	4,647	4,805
TMS deferred revenue	(1,701)	3,005
Cash receipts from education loans, net of interest income accruals	(340)	700
Cash receipts from trust distributions	1,216	490
Non-cash gain from TERI settlement	—	(5,021)
Other, net of cash flows from FMDS	351	695

Non-GAAP net operating cash usage	$(53,070)	$(47,681)

“Net operating cash usage” for the fourth quarter of fiscal 2012 increased $829 thousand compared to the fourth quarter of fiscal 2011. “Net operating cash usage” for fiscal 2012 increased by $5.4 million as compared to fiscal 2011. The increase in fiscal 2012 was as a result of $7.4 million in increased marketing expenses related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs incurred during fiscal year 2012, partially offset by a $2.2 million decrease in special servicing expenses.

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

We have discussed our accounting policies with the Audit Committee of the FMD Board of Directors. We consider the following to be our critical accounting policies:

•	Whether or not to consolidate the financial results of a VIE;

•	The determination of goodwill and intangible asset impairment; and

•	Income taxes relating to uncertain tax positions accrued for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (now incorporated into ASC 740, Income Taxes).

Consolidation

We review certain VIEs for which we have previously securitized to determine whether we are the primary beneficiary of the entity. We continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE. Our determination to consolidate or deconsolidate VIEs may lead to increased volatility in our financial results and make comparisons between time periods challenging.

Effective July 1, 2010, the FASB amended ASC 810 and removed the exemption from consolidation for a Qualifying Special Purpose Entity. ASC 810 further requires enterprises to perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is an enterprise that has both:

•	The power to direct the activities of a VIE that most significantly impact that VIE’s economic performance; and

•	The obligation to absorb losses of the VIE that could potentially be significant to that VIE or the right to receive benefits from the VIE that could potentially be significant to that VIE.

As a result, on July 1, 2010, we consolidated 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated our indirect subsidiary, UFSB-SPV, because we determined that we do not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance. During fiscal 2012, we deconsolidated these 14 securitization trusts and have included the results of those trusts through the period of deconsolidation in discontinued operations.

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

Review of Goodwill and Intangible Assets for Impairment

On December 31, 2010, we completed our acquisition of the assets, liabilities and operations of TMS, formerly a division of KeyBank National Association. As a result of this acquisition, we recorded goodwill and intangible assets. We test goodwill for impairment annually and more frequently if circumstances warrant.

Intangible assets acquired consist of TMS customer lists, technology and tradename. The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis. These intangible assets are being amortized over the period the assets are expected to contribute to our cash flows. These intangible assets are subject to impairment tests in accordance with GAAP, generally, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable.

We evaluate goodwill for impairment by comparing the fair value of the operations of the TMS reporting unit to its carrying value, including goodwill. If the fair value of the TMS reporting unit exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any.

There are significant judgments involved in determining the fair value of the TMS reporting unit, including assumptions regarding the estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts, the value of other intangible assets, as well as assumptions regarding what we believe a third party is willing to pay for all of the assets and liabilities of TMS. The calculation also requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and an appropriate control premium to apply to arrive at a final fair value. Since the business is not publically traded, and often there is not comparable market data available, there is a higher degree of judgment applied and the use of cash flows is weighted more heavily than the use of market multiples. In the event that we determine that our goodwill or intangible assets are impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. For fiscal 2012 and fiscal 2011, we recorded no goodwill impairment. We evaluated goodwill for impairment at our annual impairment testing date of May 31.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk is the primary market risk associated with our operations. Management monitors liquidity and interest rate risk matters. These matters are discussed with the FMD Board of Directors and the Union Federal Board of Directors, as applicable. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. Interest rate risk applies to all of our interest-bearing assets and liabilities, as well as service revenue receivables.

The interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration. Demand deposits are generally subject to daily re-pricing, and time deposits are generally re-priced at maturity. Our interest bearing assets are largely made up of our education loans, mortgages and cash in interest bearing accounts.

Our education loan portfolio primarily consists of variable rate loans which reprice in accordance with LIBOR. As such, as market rates increase or decrease, our interest bearing assets are likely to be immediately impacted while our interest bearing liabilities are slower to reprice. Less than 17.5% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from June 30, 2012. Approximately 45.2% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from June 30, 2012. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we have increased the volume of customer deposits, begun lengthening the average maturities of our customer deposits, and converted a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets including Monogram-based education loans and investment securities. We expect each of these initiatives to continue in the short-term. The deposits at Union Federal had a weighted-average life of approximately 311 days at June 30, 2012.

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

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 46.8% of Union Federal’s mortgage loans and all of its education loans had variable interest rates at June 30, 2012. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. Cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates and the immateriality of net interest income at June 30, 2012.

We use current market interest rates and our expectations of future interest rates to estimate fair value of service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

September 12, 2012

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended June 30, 2012, 2011 and 2010

(dollars and shares in thousands, except per share amounts)

	2012	2011	2010
Revenues:
Net interest income:
Interest income	$3,290	$1,777	$23,029
Interest expense	(915)	(1,037)	(13,158)

Net interest income	2,375	740	9,871
Provision for loan losses	615	(281)	(121)

Net interest income after provision for loan losses	2,990	459	9,750
Non-interest revenues:
Tuition payment processing fees	26,544	12,904	—
Fair value changes to service revenue receivables	947	(23,178)	(13,567)
Other administrative fees	9,925	10,747	13,103

Total non-interest revenues	37,416	473	(464)

Total revenues	40,406	932	9,286
Non-interest expenses:
Compensation and benefits	42,052	36,690	41,436
General and administrative	61,101	56,140	57,835
Loss on education loans held-for-sale	—	—	130,955

Total non-interest expenses	103,153	92,830	230,226

Loss from operations	(62,747)	(91,898)	(220,940)
Other income:
Gain from deconsolidations of trusts	9,514	—	—
Proceeds from TERI settlement	1,685	8,112	—

Total other income	11,199	8,112	—

Loss from continuing operations, before income taxes	(51,548)	(83,786)	(220,940)
Income tax expense (benefit) from continuing operations	(17,955)	208	(47,072)

Loss from continuing operations	(33,593)	(83,994)	(173,868)
Discontinued operations, net of taxes	1,135,821	(137,567)	2,966

Net income (loss)	$1,102,228	$(221,561)	$(170,902)

Net income (loss) per basic common share:
From continuing operations	$(0.30)	$(0.83)	$(1.75)
From discontinued operations	10.28	(1.37)	0.03

Total basic earnings (loss) per share	$9.98	$(2.20)	$(1.72)

Net income (loss) per diluted common share:
From continuing operations	$(0.30)	$(0.83)	$(1.75)
From discontinued operations	10.26	(1.37)	0.03

Total diluted earnings (loss) per share	$9.96	$(2.20)	$(1.72)

Weighted-average common shares outstanding:
Basic	101,575	100,919	99,537
Diluted	110,667	100,919	99,537

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and 2011

(dollars and shares in thousands, except per share amounts)

	2012	2011
ASSETS
Cash and cash equivalents	$123,497	$217,367
Short-term investments, at cost	85,007	50,000
Restricted cash	65,401	124,687
Investments available-for-sale, at fair value	68,598	11,019
Education loans held-to-maturity, net of allowance of $1,309 and $1,336	33,095	—
Mortgage loans held-to-maturity, net of allowance of $591 and $882	7,811	6,417
Deposits for participation interest accounts, at fair value	4,039	8,512
Service revenue receivables, at fair value	16,341	29,610
Goodwill	19,548	19,548
Intangible assets, net	20,922	23,040
Property and equipment, net	4,570	5,213
Other assets	8,976	11,608

Assets from continuing operations	457,805	507,021
Assets from discontinued operations	—	7,145,761

Total assets(1)	$457,805	$7,652,782

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Deposits	$83,428	$60,492
Restricted funds due to clients	104,981	124,194
Accounts payable, accrued expenses and other liabilities	18,133	24,624
Income taxes payable	23,414	39,979
Net deferred income tax liability	861	831

Liabilities from continuing operations	230,817	250,120
Liabilities from discontinued operations	—	8,282,601

Total liabilities(1)	230,817	8,532,721
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 110,658 and 109,717 shares issued; 102,002 and 101,318 shares outstanding	1,106	1,097
Additional paid-in capital	452,726	448,088
Accumulated deficit	(40,627)	(1,142,855)
Treasury stock, 8,656 and 8,399 shares held, at cost	(186,828)	(186,551)
Accumulated other comprehensive income	610	281

Total stockholders’ equity (deficit)	226,988	(879,939)

Total liabilities and stockholders’ equity (deficit)	$457,805	$7,652,782

(1)	Our consolidated assets at June 30, 2011 included total assets of $7,167,753 of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included restricted cash and guaranteed investment contracts of $127,709, education loans held-to-maturity, net of allowance for loan losses, of $6,945,304, interest receivable of $66,031, and other assets of $28,709. Our consolidated liabilities at June 30, 2011 included liabilities of certain VIEs for which the VIE creditors do not have recourse to FMD. These liabilities included long-term borrowings of $8,273,140 and accounts payable and accrued expenses of $10,817.

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal years ended June 30, 2012, 2011 and 2010

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2009	133	$1	106,768	$1,068	(7,643)	$(184,246)	$431,461	$129,728	$268	$378,280
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(170,902)	—	(170,902)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(5)	(5)

Total comprehensive loss	—	—	—	—	—	—	—	(170,902)	(5)	(170,907)
Options exercised	—	—	6	—	—	—	4	—	—	4
Net stock issuance from vesting of stock units	—	—	2,201	22	(596)	(1,972)	(22)	—	—	(1,972)
Stock-based compensation	—	—	—	—	—	—	13,013	—	—	13,013
Tax expense from stock-based compensation	—	—	—	—	—	—	(1,166)	—	—	(1,166)

Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax								(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(221,561)	—	(221,561)
Accumulated other comprehensive income	—	—	—	—	—	—	—		18	18

Total comprehensive loss	—	—	—	—	—	—	—	(221,561)	18	(221,543)
Net stock issuance from vesting of stock units	—	—	742	7	(160)	(333)	(7)	—	—	(333)
Stock-based compensation	—	—	—	—	—	—	4,805	—	—	4,805

Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,102,228	—	1,102,228
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	329	329

Total comprehensive income	—	—	—	—	—	—	—	1,102,228	329	1,102,557
Net stock issuance from vesting of stock units	—	—	941	9	(257)	(277)	(9)	—	—	(277)
Stock-based compensation	—	—	—	—	—	—	4,647	—	—	4,647

Balance at June 30, 2012	133	$1	110,658	$1,106	(8,656)	$(186,828)	$452,726	$(40,627)	$610	$226,988

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended June 30, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,102,228	$(221,561)	$(170,902)
Discontinued operations, net of tax	(1,135,821)	137,567	(2,966)
Adjustments to reconcile net income (loss) attributable to net cash provided by operating activities net of effects of acquisition:
Non-cash gain from the deconsolidations	(9,514)	—	—
Non-cash gain from TERI settlement	—	(5,021)	—
Depreciation and amortization expense	4,766	8,253	13,359
Provision for loan losses	(615)	281	121
Deferred income tax expense (benefit)	30	(646)	(1,372)
Stock-based compensation	4,647	4,805	13,013
Losses on sale of education loans	—	—	130,955
Proceeds from sale of education loans	—	—	121,585
Service revenue receivable sale proceeds and distributions	14,216	490	629
Other non-cash (benefits) losses	(5,261)	1,004	123
Changes in assets/liabilities:
Education loans held-for-sale	—	—	(13,521)
Deposits for participation interest accounts	4,473	(8,512)	—
Fair value (increase) decrease to service revenue receivables	(947)	23,178	13,567
Other assets	2,632	900	5,359
Accounts payable, accrued expenses and other liabilities	(6,491)	(1,185)	8,880
Income taxes payable	(16,565)	47,644	146,809

Cash provided by (used in) operating activities – continuing operations	(42,222)	(12,803)	265,639
Cash provided by operating activities – discontinued operations	49,921	239,325	2,966

Net cash provided by operating activities	7,699	226,522	268,605
Cash flows from investing activities net of effects of acquisition:
Net cash paid for acquisition of TMS	—	(46,959)	—
Cash received for disposition of TMS K-12 contracts	700	5,417	—
Purchases of short-term investments	(85,007)	(75,000)	(75,000)
Proceeds from maturities of short-term investments	50,000	75,000	25,000
Net increase in education loans held-to-maturity	(33,095)	—	394
Net decrease in restricted cash	59,286	22,302	816
Net decrease in restricted funds due to clients	(19,213)	(25,101)	—
Purchases of investments available-for-sale	(62,555)	(7,904)	—
Principal repayments from investments available-for-sale	5,304	1,374	3,974
Net change in mortgage loans held-to-maturity	(1,685)	1,133	1,230
Purchases of property and equipment	(1,869)	(3,426)	(902)

Net cash used in investing activities – continuing operations	(88,134)	(53,164)	(44,488)
Net cash provided by investing activities – discontinued operations	143,612	392,429	—

Net cash provided by (used in) investing activities	55,478	339,265	(44,488)
Cash flows from financing activities net of effects of acquisition:
Net increase (decrease) in deposits	22,936	(48,240)	(45,730)
Payments on capital lease obligations	—	(1,396)	(3,378)
Payments on education loan warehouse facility	—	—	(12,078)
Tax expense from stock-based compensation	—	—	(1,166)
Repurchases of common stock	(277)	(333)	(1,972)

Net cash provided by (used in) financing activities – continuing operations	22,659	(49,969)	(64,324)
Net cash used in financing activities – discontinued operations	(179,706)	(629,498)	—

Net cash used in financing activities	(157,047)	(679,467)	(64,324)

Net (decrease) increase in cash and cash equivalents	(93,870)	(113,680)	159,793
Cash and cash equivalents, beginning of year	217,367	331,047	171,254

Cash and cash equivalents, end of year	$123,497	$217,367	$331,047

Supplemental disclosures of cash flow information:
Interest paid	664	144,432	8,053
Income tax paid	5,179	182	112
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	24	142,901	—
Extinguishment of TERI note payable	—	3,101	—
Reclassification of education loans held-for-sale to held-to-maturity	—	—	785

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012, 2011 and 2010

(1)  Nature of Business

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we”, “us”, “our” and similar references mean The First Marblehead Corporation and its subsidiaries, on a consolidated basis. All references in these notes to “First Marblehead” and “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2012 as “fiscal 2012.”

We are a specialty finance company focused on education loan programs for K-12, undergraduate and graduate students in the United States, as well as tuition planning, tuition billing, refund management and payment technology services. We partner with lenders to design and administer education loan programs, which are typically school-certified and designed to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

In fiscal 2011, we began offering a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. In fiscal 2011, we also began offering outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC (TMS). We acquired TMS from KeyBank National Association on December 31, 2010. Our subsidiary Union Federal Savings Bank (Union Federal®) offers retail banking products, including education loans, residential and commercial mortgage loans, time and savings deposits and money market deposit accounts.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 to focus on fee-based revenues. Our long-term success depends on the continued development of four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We may provide credit enhancements by funding participation interest accounts (participation accounts), or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

•

Banking services—Union Federal offers traditional retail banking products on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales. We can also earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing, refund management services and retail banking products are each available on a stand-alone, fee-for-service basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(1)  Nature of Business (Continued)

Upon our adoption of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), effective July 1, 2010, we consolidated 14 securitization trusts. The education loans purchased by certain of the securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts. The NCSLT Trusts and GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively, as we no longer were the primary beneficiary of these trusts. See Note 3, “Discontinued Operations” for additional information.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year classifications.

The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates, assumptions, and judgments that are particularly susceptible to change relate to:

•	Whether to consolidate the financial results of a variable interest entity (VIE);

•	The determination of goodwill and other intangible asset impairment; and

•

Income taxes relating to uncertain tax positions accrued for under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (now incorporated into Accounting Standards Codification (ASC) 740, Income Taxes).

(a)	Consolidation

Our consolidated financial statements include the accounts of FMD and its subsidiaries. We evaluate our involvement with certain VIEs and whether they should be consolidated, in accordance with ASC 810, Consolidation (ASC 810).

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17 which amended the accounting for the consolidation of VIEs. This guidance requires that we evaluate whether to consolidate a VIE on an ongoing basis, as opposed to a trigger-based quantitative assessment under previous guidance. As a result of adopting the consolidation guidance, we were required to consolidate 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

structure, made us the primary beneficiary of those trusts. The 11 previously consolidated NCSLT Trusts and the 3 previously consolidated GATE Trusts were deconsolidated as of November 14, 2011 and March 31, 2012, respectively, as we no longer were the primary beneficiary of these trusts. See Note 3, “Discontinued Operations,” for additional information.

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

(c)	Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our balance sheet because it is deposited with third party institutions and is not available for our use. In the case of TMS, it collects tuition payments from students or their families on behalf of educational institutions that are held under a trust agreement for the benefit of TMS’ educational institution clients, and will also at times deposit a portion of this cash in a deposit account at Union Federal. Such deposit account is governed by a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted, and accordingly, is not included in restricted cash and investments in our consolidated financial statements. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

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

When the fair value of an investment security is less than its amortized cost basis, we assess whether the decline in value is other-than-temporary. Management considers various factors in making these determinations including the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, creditworthiness and near-term prospects of issuers. If we determine that a decline in fair value is other-than-temporary and it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and fair value of the security will be recognized in earnings. If we determine that a decline in fair value is other-than-temporary and that it is more likely than not that we will not sell or be required to sell the security before its recovery of amortized cost, the credit portion of the impairment loss is recorded in earnings and the noncredit portion is recognized in accumulated other comprehensive income.

(e)	Loans

We classify loans as held-to-maturity when we have both the ability and intent to hold the loans for the foreseeable future. We carry loans held-to-maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 90 days past due. We evaluate loans for which there have been concessions, such as a reduction of interest rates, other than normal market rate adjustments, or deferral of principal and interest payments that have been granted that have not otherwise been considered at the time of origination to determine if the loan constitutes a troubled debt restructuring.

(f)	Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb probable credit losses inherent in our portfolios of loans held-to-maturity at our balance sheet date. The allowance for loan losses is increased through charges to the provision for loan losses in our statement of operations, and reduced by net charge-offs of loans deemed uncollectible from the borrower and third party guarantors, if any. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that are probable of default, less any amounts expected to be recoverable from borrowers or third parties, or for mortgage loans, sale of the collateral.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

Education Loans

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a probability of default at our balance sheet date. We may also incorporate qualitative adjustments in determining our allowance for loan losses. We base our default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our balance sheet date to ultimately default and be charged-off. The calculation of the allowance for education loan losses is subject to a number of estimates and assumptions, including default and recovery rates, the effects of basic forbearance and alternative payment plans available to borrowers, and the appropriateness of assessing both quantitative and qualitative factors. These assumptions are based on the status of education loans at our balance sheet date, as well as our historical experience. If actual future loan performance were to differ significantly from the estimates and assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our statement of operations could be material.

Mortgage Loans

We maintain an allowance for loan losses for our mortgage loan portfolio held-to-maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans less than 30 days past due based upon certain characteristics attributable to the collateral. A mortgage loan for which we have foreclosed on the property and the related allowance is reclassified to other real estate owned, a component of other assets, and is carried at estimated net realizable value.

(g)	Deposits for Participation Interest Accounts

We account for deposits for participation accounts in a manner similar to our service revenue receivables, and we carry such deposits at fair value on our balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of administrative and other fees. See Note 9, “Deposits for Participation Interest Accounts,” for additional information.

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

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

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

Goodwill is not amortized, but is subject to an annual evaluation for impairment (or more frequently if indicators of impairment exist). Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible assets exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If we determine that goodwill or other intangible assets are impaired based on our periodic reviews, we would write down the values of these assets through a charge included in general and administrative expenses.

(j)	Property and Equipment

We record leasehold improvements, computers, software and other equipment at cost less accumulated depreciation and amortization. We record depreciation and amortization in general and administrative expenses and calculate them using the straight-line method over the estimated useful life of the asset or the remaining terms of the lease, if shorter. We charge maintenance and repairs to general and administrative expenses as incurred, while we capitalize major leasehold improvements and amortize them over the lesser of their estimated useful life or the remaining term of the lease.

Costs related to internal-use software development projects are capitalized if the software is expected to yield long-term operational benefits, such as operational efficiencies and/or incremental revenue streams.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

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

•

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect our market assumptions. Examples in this category include service revenue receivables and our deposits in participation accounts.

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

Net Interest Income

We recognize interest income on education and mortgage loans held-to-maturity as earned, using the interest method.

We place education loans held-to-maturity on non-accrual status when they become 120 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. When we place an education loan on non-accrual status, we discontinue the accrual of interest, and previously recorded but unpaid interest is reversed and charged against interest revenues. For education loans on non-accrual status but not yet charged-off, we recognize interest revenues on a cash basis. If a borrower makes payments sufficient to become current on principal and interest prior to being charged-off, or “cures” the education loan delinquency, we remove the loan from non-accrual status and recommence recognizing interest revenues. Once a loan has been charged-off, we apply any payments made by the borrower to outstanding principal, and we only record income on a cash basis when all principal has been recovered.

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

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

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

Fair Value Changes to Service Revenue Receivables

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

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income or loss in the years in which those

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We also record interest related to unrecognized tax benefits in income tax expense. Penalties would be recognized as a component of income tax expense, in the period during which the penalty has been incurred.

(n)	Net Income (Loss) Per Share

We compute basic net income or loss per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding. We compute diluted net income or loss per share by dividing net income or loss by the sum of the weighted-average number of shares determined for the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect. To the extent that there is a net loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

(o)	Stock-based Compensation

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

(p)	Comprehensive Income

Comprehensive income is defined as all changes in equity, except for those resulting from transactions with stockholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

(q)	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are on an overnight basis.

(r)	Recently Issued Accounting Pronouncements

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

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

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

ASU 2011-08, Intangibles—Goodwill and Other, (Topic 350) Testing Goodwill for Impairment (ASU 2011-08), is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(2)  Summary of Significant Accounting Policies (Continued)

amount, it would not be required to perform the two-step goodwill impairment test for that reporting unit. The standard is intended to simplify the goodwill impairment test, rather than change the quantitative assessment in determining how much impairment exists. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

(3)  Discontinued Operations

Upon our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010, we consolidated 11 NCSLT Trusts and 3 GATE Trusts, which comprised our Securitization Trust segment.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of assets and $7.85 billion of liabilities from our consolidated balance sheet and recognized a $1.24 billion non-cash gain in our statement of operations during the second quarter of fiscal 2012, representing the accumulated deficit in the NCSLT Trusts.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, to be effective September 30, 2012, with our subsidiary First Marblehead Education Resources, Inc. (FMER) for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer the primary beneficiary of these trusts. As such, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our statement of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. Pursuant to the terms of the resignation, FMER will assist the new special servicer of the Trusts for a transition period that will terminate as of November 30, 2012.

During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts once FMER ceased to provide special servicing to these trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trust and the GATE Trusts. As such, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for all periods presented. The non-cash gains representing the accumulated deficit recognized upon deconsolidations of the NCSLT Trusts and the GATE Trusts as discussed above and previously reported in our Securitization Trusts segment, were included in discontinued operations. Further, the gain recognized as the result of the sale of

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(3)  Discontinued Operations (Continued)

FMDS, as well as the revenues and expenses of FMDS, were recorded in discontinued operations. Assets and liabilities related to these operations have been reclassified to assets from discontinued operations and liabilities from discontinued operations, respectively.

The assets and liabilities of discontinued operations at June 30, 2011, after the effects of elimination entries, were as follows:

June 30, 2011
(dollars in thousands)
Assets:
Education loans held-to-maturity, net	$6,946,169
All other assets	199,592

Total assets	$7,145,761

Liabilities:
Long-term borrowings	$8,273,140
All other liabilities	9,461

Total liabilities	8,282,601

Accumulated deficit	$(1,136,840)

The revenues and expenses of discontinued operations for fiscal years 2012, 2011, and 2010 were as follows:

	Fiscal year ended June 30,
	2012	2011	2010
	(dollars in thousands)
Total revenues	$(100,737)	$(140,565)	$6,864
Total expenses	15,408	37,690	1,768
Other income	1,258,564	42,587	—

Net income (loss) from discontinued operations, before income taxes	1,142,419	(135,668)	5,096
Income tax expense	6,598	1,899	2,130

Discontinued operations, net of taxes	$1,135,821	$(137,567)	$2,966

The securitization trusts previously consolidated were considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts was included in the tax returns of the trust owners rather than the trust entities themselves. Income taxes allocated to discontinued operations were related to the operations of FMDS and the gain of $12.6 million recognized upon the sale of FMDS during fiscal 2012.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(4)  Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 30,
	2012	2011
	(dollars in thousands)
Cash equivalents (money market funds)	$80,574	$142,581
Interest-bearing deposits with the Federal Reserve	27,396	50,901
Interest-bearing deposits with other banks	14,026	20,032
Non-interest-bearing deposits with banks	1,302	1,858
Federal funds sold	199	1,995

Total cash and cash equivalents	$123,497	$217,367

Cash and cash equivalents of Union Federal of $29.9 million and $53.8 million at June 30, 2012 and June 30, 2011, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC) or the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at those respective times.

(5)  Short-term Investments

Short-term investments of $85.0 million at June 30, 2012 and $50.0 million June 30, 2011 included certificates of deposits with highly-rated financial institutions, carried at cost. These certificates of deposits have a range of maturities between 1.1 months to 10.5 months.

(6)  Investments Available-for-Sale

We categorize available-for-sale investment securities by major security type and class of security. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At June 30, 2012:
GSE mortgage-backed securities	$51,972	$369	$(56)	$52,285
Mortgage-backed securities issued by U.S. government agencies	16,016	299	(2)	16,313

Total	$67,988	$668	$(58)	$68,598

At June 30, 2011:
GSE mortgage-backed securities	$2,834	$182	$—	$3,016
Mortgage-backed securities issued by U.S. government agencies	7,904	99	—	8,003

Total	$10,738	$281	$—	$11,019

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(6)  Investments Available-for-Sale (Continued)

At June 30, 2012, three investment securities totaling $16.0 million had unrealized losses of $58 thousand and have been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at June 30, 2012 were temporary in nature.

As of June 30, 2012, the amortized cost basis of debt securities by maturity is presented below. Mortgage-backed securities were included based on weighted-average maturities, adjusted by anticipated prepayments. Contractual maturities on the mortgage-backed securities range from 9 to 29 years.

	June 30, 2012
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$37,224	$14,748	$—	$—	$51,972
Weighted-average yield	1.95%	1.41%	—%	—%	1.80%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$16,016	$—	$—	$—	$16,016
Weighted-average yield	2.28%	—%	—%	—%	2.28%

Total debt securities:
Amortized cost	$53,240	$14,748	$—	$—	$67,988
Weighted-average yield	2.05%	1.41%	—%	—%	1.91%

Fair value	$53,886	$14,712	$—	$—	$68,598

At June 30, 2012, the expected weighted-average remaining life of the mortgage-backed securities was 5.2 years.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(7)  Education Loans

(a)	Gross Education Loans Outstanding

At June 30, 2012, education loans held-to-maturity primarily consisted of loans held by Union Federal and originated during fiscal 2012. We began originating Monogram-based loans through Union Federal in fiscal 2012.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity:

	June 30,
	2012	2011
	(dollars in thousands)
Gross loan principal outstanding	$34,404	$1,336
Allowance for loan losses	(1,309)	(1,336)

Education loans held-to-maturity, net of allowance	$33,095	$—

(b)	Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Fiscal years ended June 30,
	2012	2011
Balance, beginning of year	$1,336	$2,265
Provision for loan losses	(601)	(287)
Reserves reclassified from interest receivable for capitalized interest	24	37
Charge-offs	(240)	(1,372)
Recoveries from borrowers	790	693

Balance, end of year	$1,309	$1,336

To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for the Monogram-based loan portfolio over the 12-month loss confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults and recoveries of the Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio. At June 30, 2012, there was $54 thousand of educations loans that were on non-accrual status and no education loans that had specific reserves. These loans were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. Due to the nature and extent of the Monogram-based education loans issued through Union Federal, none of these loans were greater than 120 days past due at June 30, 2012.

Loans which were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform were fully reserved for at June 30, 2012 and 2011.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(7)  Education Loans (Continued)

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the allowance for loan loss calculation quarterly through our projection of defaults.

During fiscal 2012, Union Federal disbursed Monogram-based loans in the aggregate principal amount of $34.3 million. These loans had a weighted-average FICO score of 753 at origination, and 85% had co-signers. At June 30, 2012, 0.03% of our Monogram-based loans were delinquent and there were no defaults.

The following table provides information on the status of education loans outstanding:

	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$171	0.5%
In school and in deferment	14,781	43.0
In repayment, classified as:
Current: <30 days past due	19,289	56.0
Delinquent: >30 days past due, but <120 days past due	109	0.3
Delinquent: >120 days past due, but <180 days past due	54	0.2
In default: >180 days past due, but not yet charged-off	—	—

Total gross loan principal outstanding	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$54	0.2%
Past due loan principal (>90 days, but <120 days past due still accruing interest)	11	0.0

We use the following terms to describe borrowers’ payment status:

In School and In Deferment    Under the terms of a majority of the education loans, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. At the end of the deferment period, any accrued but unpaid interest is capitalized and added to principal outstanding. At June 30, 2012, approximately 43% of education loans were in school and in deferment.

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

•

Alternative payment plans—Under an alternative payment plan, a borrower can make a reduced payment for a limited period of time. The amount of the payment varies depending on the program and may be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(7)  Education Loans (Continued)

Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program. These plans are available as part of our Monogram-based programs.

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

In Repayment    We determine the repayment status of a borrower, including a borrower making payments pursuant to alternative payment plans, by contractual due dates. A borrower making reduced payments for a limited period of time pursuant to an alternative payment plan will be considered current if such reduced payments are timely made. Under our Monogram platform, borrowers may be in repayment while in school. Payment options while in school include full principal and interest, partial interest and interest only.

(8)  Mortgage Loans Held-to-Maturity

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. The following table provides information on the carrying values and implicit credit quality of this portfolio:

	June 30,
	2012	2011
	(dollars in thousands)
Mortgage loans held-to-maturity:
Principal	$8,382	$6,854
Net carrying value	7,811	6,417
Principal:
Outstanding on mortgage loans on non-accrual status	$1,102	$413

We do not have any mortgage loan greater than 90 days past due that is accruing interest.

(9)  Deposits for Participation Interest Accounts

In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans.

Participation accounts serve as a first-loss reserve to the originating lenders for defaults experienced in Monogram-based loan program portfolios. As defaults occur, our lender clients withdraw the outstanding balance

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(9)  Deposits for Participation Interest Accounts (Continued)

of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the applicable participation account. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the lender client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the applicable participation account regardless of our ownership of the education loan. We expect education loans originated under our Monogram platform to perform better in general than the education loans held by the securitization trusts facilitated by us as a result of the relative credit characteristics of the loan portfolios.

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

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds, in addition to the monthly participation account administration fee, pursuant to the terms of the applicable loan program agreement. The timing and amount of releases from the participation accounts are uncertain and vary among the loan programs.

We carry participation accounts at fair value in our balance sheet. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using an estimate of prepayments, defaults and recoveries, as well as a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(10)  Service Revenue Receivables and Related Income

We record our service revenue receivables at fair value in our balance sheet. At June 30, 2012, our service revenue receivables consist of additional structural advisory fees and residual receivables and represents the estimated fair value of the service revenue receivable expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we recorded asset servicing fee and additional structural advisory fee receivables in the NCSLT Trusts. As compensation for our services related to asset servicing, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts.

Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, are recorded in our statement of operations within the fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. A description of the significant observable and

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(10)  Service Revenue Receivables and Related Income (Continued)

unobservable inputs used to develop our fair value estimates are further described below. Such estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward London Interbank Offered Rate (LIBOR) curve.

(a)	Additional Structural Advisory Fee and Residual Receivables and Related Gains (Losses)

Additional structural advisory fee and residual receivables represent the estimated fair value expected to be collected over the life of various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

The following table summarizes the estimated fair value changes in our service revenue receivables:

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars in thousands)
Additional structural advisory fees	$(2,668)	$(15,798)	$(19,825)
Residuals	3,883	(3,220)	2,863
Asset servicing fees	(268)	(4,160)	3,395

Total fair value changes to service revenue receivables	$947	$(23,178)	$(13,567)

(b)	Education Loan Performance Assessment and Assumptions Overview

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates are described further below. These inputs include, but are not limited to recovery, default and prepayment rates, discount rates and the forward LIBOR curve. On November 14, 2011, we sold the additional structural advisory fees related to the NCSLT Trusts, which reduced our balance of these receivables. On June 30, 2012, the service revenue receivables that remain were related to the additional structural advisory fees and residual interests related to our GATE Trusts and other securitization trusts we previously facilitated.

Sensitivity to Changes in Assumptions

As noted above, the service revenue receivables recorded at June 30, 2012 were related to the GATE Trusts and other securitization trusts we previously facilitated. Unlike the NCSLT Trusts, these trusts are very well seasoned and are not as sensitive to default rates or recovery rates because these trusts have guarantees from schools, and in some cases from a third party bank. As such, these guarantees help partially negate the overall impact of any default activity. In addition, the recoveries are returned back to the schools or bank, as applicable, not the residual interest holder. Further, due to the seasoning of these education loans, they have relatively short weighted-average lives and, as such, are not significantly impacted by other assumptions, such as discount rates.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(10)  Service Revenue Receivables and Related Income (Continued)

Recovery, Default, Prepayment and Discount Rate Assumptions

Changes to our assumptions in the past impacted our service revenue receivables as they related to the NCSLT Trusts. Those changes were as follows:

Recovery Rates    As a result of the changes in projected recovery rates in fiscal 2011, we recorded a fee update loss related to asset servicing fees of $6.2 million and $17.6 million for additional structural advisory fees of the NCSLT Trusts.

Default and Prepayment Rates    As a result of macroeconomic factors, including the interest rate environment and economic conditions such as unemployment rates, prepayments were expected to be lower and slower than previously projected and, therefore, we increased the carrying value of our additional structural advisory fee receivables by $25.3 million for lower and slower projected prepayments and decreased the fair value by $42.1 million for higher projected defaults during fiscal 2010. Changes to prepayment rates did not significantly affect the fair value of our residual or asset servicing fee receivables during that time.

Discount Rate Assumptions    The discount rate was increased to 14% during fiscal 2010 relating largely to the NCSLT Trusts and resulted in a $9.8 million decrease in the value of additional structural advisory fee receivables for fiscal 2010.

(11)  Goodwill and Intangible Assets

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to Nelnet Business Solutions, Inc. in a transaction that eliminated a portion of goodwill by $2.6 million and decreased the customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remains at June 30, 2012 and 2011 and the adjusted cost basis of the customer list intangible was $17.9 million. We recorded no goodwill or intangible asset impairment during fiscal 2012.

Intangible assets at June 30, 2012 include the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$17,950	$(1,795)	$16,155
Technology	6	4,565	(1,553)	3,012
Tradename	15	1,950	(195)	1,755

Total intangible assets at June 30, 2012		$24,465	$(3,543)	$20,922

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(11)  Goodwill and Intangible Assets (Continued)

Estimated annual amortization expense for each of the fiscal years subsequent to June 30, 2012 and thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
2013	$1,197	$770	130	$2,097
2014	1,197	721	130	2,048
2015	1,197	608	130	1,935
2016	1,197	608	130	1,935
2017	1,197	305	130	1,632
Thereafter	10,170	—	1,105	11,275

Total	$16,155	$3,012	1,755	$20,922

(12)  Property and equipment, net

Property and equipment is recorded at cost less accumulated depreciation and amortization. We calculate depreciation and amortization for financial reporting purposes on the straight-line method over the estimated useful life of the asset.

	June 30,
	2012	2011	Useful life
	(dollars in thousands)
Equipment	$12,290	$12,001	3 - 5 years
Software	36,609	35,498	3 years
Software under development	1,129	693
Leasehold improvements	11,830	11,830	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	17,463	17,463	lease term
Furniture and fixtures	2,787	2,755	5 - 7 years

	82,108	80,240
Less accumulated depreciation and amortization	(77,538)	(75,027)

Total property and equipment, net	$4,570	$5,213

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(13)  Deposits

The following table summarizes our deposits held by Union Federal:

	June 30,
	2012			2011
	Year-end amount	Annual average balance	Weighted- average rate	Year-end amount	Annual average balance	Weighted- average rate
	(dollars in thousands)
Deposits:
Time and savings deposits	$49,046	$43,368	0.95%	$40,809	$40,733	0.90%
Money market accounts	34,382	27,332	0.94	19,683	19,304	1.05

	$83,428			$60,492

At June 30, 2012 and 2011, time deposits with maturities greater than one year were $7.5 million and $2.4 million, respectively.

(14)  Liabilities and Unused Lines of Credit

(a)	Unused Lines of Credit

At June 30, 2012, through Union Federal we had $65.1 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at June 30, 2012 or June 30, 2011.

(b)	Amounts Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. Included in restricted cash on our balance sheet are recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us), undisbursed education loan proceeds for our loan origination clients and tuition payments in custody at other financial institutions. These cash balances are recorded as restricted cash on our balance sheet because they are deposited in segregated depository accounts. We record a liability in our balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

(15)  Fair Value Measurements

(a)	Financial Instruments Recorded at Fair Value in our Balance Sheet

For financial instruments recorded at fair value in our balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During fiscal 2012 and fiscal 2011, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments recorded at fair value in our balance sheet:

Investments Available-for-Sale

Investments available-for-sale include GSE mortgage-backed securities and mortgage-backed securities issued by U.S. government agencies that are recorded at fair value using matrix pricing with inputs that are

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(15)  Fair Value Measurements (Continued)

observable in the market or can be derived principally from or corroborated by market data. The fair value pricing was obtained from a third party pricing service and was compared to another source to validate the accuracy of the prices. These investments are classified as Level 2 in the hierarchy.

Participation Interest Account Deposits

We record participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At June 30, 2012 and June 30, 2011, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

Service Revenue Receivables

We record our service revenue receivables at fair value using cash flow modeling techniques used to estimate the net present value of fees to be received for services provided and expected to be collected over the life of various separate securitization trusts. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward LIBOR curve. These assumptions have generally not changed significantly from the period ended June 30, 2011. See Note 10, “Service Revenue Receivables and Related Income,” for additional information.

The following table presents financial instruments carried at fair value in our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	June 30,
	2012				2011
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$68,598	$—	$68,598	$—	$11,019	$—	$11,019
Deposits for participation interest accounts	—	—	4,039	4,039	—	—	8,512	8,512
Service revenue receivables	—	—	16,341	16,341	—	—	29,610	29,610

Total assets	$—	$68,598	$20,380	$88,978	$—	$11,019	$38,122	$49,141

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(15)  Fair Value Measurements (Continued)

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for fiscal 2012 and fiscal 2011. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Fiscal years ended June 30,
	2012		2011
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of year	$8,512	$29,610	$—	$53,278
Realized and unrealized gains (losses)	(14)	947	35	(23,178)
Settlements(1)	(4,459)	(14,216)	8,477	(490)

Fair value, end of year	$4,039	$16,341	$8,512	$29,610

(1)	During fiscal 2012, we recorded a settlement of our asset servicing fee receivable and additional structural advisory fee receivable of $13.0 million in connection with the sale of the rights to this revenue stream on November 14, 2011.

For qualitative information regarding the valuation of our financial instruments using Level 3 inputs, including a discussion of the sensitivity in our valuation of the service revenue receivables, please see Note 9, Deposits for Participation Interest Accounts,” and Note 10, “Service Revenue Receivables and Related Income.” The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at June 30, 2012.

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$4,039	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$16,341	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b)	Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value in our consolidated balance sheet are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below does not necessarily incorporate the exit price concept used to record financial instruments at fair value in our consolidated balance sheet.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(15)  Fair Value Measurements (Continued)

Cash and Cash Equivalents, Short-Term Investments, Restricted Cash, Mortgages and Restricted Funds Due to Clients

The carrying amount approximates fair value principally due to the short maturities of these instruments.

Education Loans

At June 30, 2012, the fair value of education loans was determined by discounting the scheduled cash flows through the estimated maturity of the loans using interest rates offered at June 30, 2012 that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity was based on our historical repayment experience. Since the education loans held at June 30, 2012 were principally variable rate, carrying value approximates fair value. This method of estimating fair value does not incorporate the exit price concept of fair value. Education loans were classified within Level 3 of the fair value hierarchy.

Time Deposits

The fair value of time deposits as of June 30, 2012 were determined by discounting the scheduled cash flows using the rates we offered at June 30, 2012 for deposits with similar remaining maturities. In determining our offering rates, we compare our rates on a continuous basis to other banks and competitors. As such, time-deposits were classified within Level 2 of the fair value hierarchy.

Deposits

The fair value of our savings, checking and money market deposits with no stated maturity, were equal to the amounts payable upon demand.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value in our consolidated balance sheet at June 30, 2012.

June 30, 2012	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$123,497	$123,497	$123,497	$—	$—
Short-term investments	85,007	85,007	85,007	—	—
Restricted Cash	65,401	65,401	65,401	—	—
Mortgage loans, net of allowance	7,811	7,811	—	—	7,811
Educations loans, net of allowance	33,095	33,280	—	—	33,280
Financial liabilities:
Time deposits	$43,155	$43,248	$—	$43,248	$—
Savings, checking and money market deposits	40,273	40,273	40,273	—	—
Restricted funds due to clients	104,981	104,981	104,981	—	—

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(16) Commitments and Contingencies

(a)	Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate), effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our tax return for fiscal 2010 in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of June 30, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. For the 2005 and 2006 taxable years, only one of the two assessments made by the Commission would ultimately be allowed. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued an order (ATB Order) regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(16) Commitments and Contingencies (Continued)

We expect an opinion to be issued by the ATB relating to the ATB Order in September 2012. The opinion will set out the ATB’s findings of fact and the reasons for its ruling in the ATB Order. After the ATB has issued its opinion, we will consider an appeal of the ATB Order’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the ATB Order’s other findings.

In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such accruals totaled $23.1 million at June 30, 2012, which were included in income taxes payable in our consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with tax years 2004 through 2006 for GATE. We cannot predict the timing of any such payments at this time.

(b)	Indemnifications—Sale of FMDS

In connection with the sale of FMDS, we have agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

The buyer’s rights to indemnification with respect to breaches of certain of our representations and warranties in the purchase agreement (the Non-Fundamental Representations) are subject to:

•	An aggregate deductible of $1.0 million (the Deductible);

•	An aggregate cap of $2.0 million (the Non-Fundamental Cap); and

•	A survival limitation requiring the buyer to assert claims within 18 months after the closing date of March 2, 2012 (the Survival Limitation).

With respect to breaches of Non-Fundamental Representations, the buyer would be entitled to indemnification if its aggregate indemnifiable losses were to exceed the Deductible. In that event, the buyer would be entitled to indemnification to the extent that its losses exceeded $750 thousand, up to the Non-Fundamental Cap; provided, however, that if the Non-Fundamental Cap were reached and the buyer were to have suffered additional indemnifiable losses solely as a result of a breach of our representations and warranties with regard to legal compliance, the buyer would be entitled to recover up to an additional $2.0 million in the aggregate.

The buyer’s rights to indemnification with respect to breaches of our other representations and warranties in the purchase agreement, which we refer to as the Fundamental Representations, are not subject to the Deductible or the Survival Limitations and are subject to a cap equal to the purchase price minus the aggregate amount paid by us in connection with breaches of Non-Fundamental Representations. We refer to this cap as the Fundamental Cap. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(16) Commitments and Contingencies (Continued)

The buyer’s rights to indemnification would not be subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation in the case of any breach or nonperformance by us or any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is not subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at June 30, 2012, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our overall consolidated financial statements.

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

FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the liability limit discussed above. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct or gross negligence, and agreed to provide a separate indemnity for third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. On December 15, 2011, FMD and certain of its subsidiaries entered into a letter agreement with the conduit lender and other secured parties pursuant to which, among other things, the conduit lender foreclosed on the collateral in satisfaction of UFSB-SPV’s obligations under the facility and the parties agreed to maintain existing servicing agreements with respect to the education loan portfolio formerly serving as collateral. The obligations assumed by FMD, but not its separate indemnity, terminated on June 30, 2012. We were not aware of any contingencies existing at our balance sheet date that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(16) Commitments and Contingencies (Continued)

(e)	Operating Leases

We lease office space and equipment under non-cancelable operating leases expiring at various times through March 2017. Gross rent due under operating leases for fiscal 2012, fiscal 2011 and fiscal 2010 was approximately $3.3 million, $5.6 million and $11.6 million, respectively.

The future minimum lease payments required under operating leases for each of the five fiscal years subsequent to June 30, 2012 and thereafter are as follows:

Fiscal years ending June 30,	Lease obligations
(dollars in thousands)
2013	$9,880
2014	8,590
2015	2,779
2016	2,136
2017	1,754
Thereafter	—

Total minimum lease payments	$25,139

We are entitled to receive amounts under non-cancelable subleases of office space that extend through the three fiscal years subsequent to June 30, 2012, as follows:

Fiscal years ending June 30,	Sublease payments
(dollars in thousands)
2013	$4,121
2014	3,386
2015 and thereafter	—

Total	$7,507

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(17)  Net Interest Income

The following table reflects the components of net interest income:

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$257	$551	$598
Short-term investments and federal funds sold	290	269	204
Restricted cash	482	133	—
Investments available-for-sale	844	181	328
Education loans held-for-sale	—	—	20,974
Education loans held-to-maturity	1,109	288	395
Mortgage loans held-to-maturity	308	355	530

Total interest income	3,290	1,777	23,029
Interest expense:
Time and savings account deposits	408	468	1,429
Money market account deposits	257	150	651
Education loan warehouse facility	—	—	10,403
Other interest-bearing liabilities	250	419	675

Total interest expense	915	1,037	13,158

Net interest income	$2,375	$740	$9,871

(18)  General and Administrative Expenses

The following table reflects components of general and administrative expenses:

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars in thousands)
General and administrative expenses:
Third-party services	$22,313	$24,359	$20,498
Depreciation and amortization	4,766	8,253	13,349
Marketing	8,433	1,004	80
Occupancy and equipment	11,272	11,759	17,057
Servicer fees	738	661	895
Other	13,579	10,104	5,956

Total	$61,101	$56,140	$57,835

Included in other expenses in fiscal 2012, fiscal 2011 and fiscal 2010 were fees of $1.3 million, $1.1 million and $796 thousand, respectively, paid to Sextant Holdings, LLC (Sextant), under a time-sharing agreement for business-related use of a private aircraft. Under the time sharing agreement, the fees may not exceed the actual expense of each specific flight as authorized by federal aviation regulations. In addition to the time sharing agreement, in fiscal 2012, the FMD Board of Directors approved 75 hours of flight time for personal flight reimbursement each fiscal year, which was included in compensation and benefits for fiscal 2012 and will be included in compensation and benefits in future fiscal years to the extent applicable. The reimbursement for personal travel time was $507 thousand for fiscal 2012. The sole manager and member of Sextant is Daniel Meyers, our Chairman of the Board, Chief Executive Officer and President.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(19)  Other Income

TERI was a private, not-for-profit Massachusetts organization. In its role as guarantor in the education lending market, TERI previously agreed to reimburse many of the securitization trusts we facilitated for unpaid principal and interest on defaulted education loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the TERI Reorganization). As a result of the TERI Reorganization, the securitization trusts facilitated by us have not been able to fully realize TERI’s guarantee obligations. Under TERI’s confirmed plan of reorganization, which became effective in November 2010, general unsecured creditors of TERI, including us, are entitled to receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans held by a liquidating trust. In addition, FMD and certain subsidiaries entered into a stipulation (the Stipulation) with TERI and the Official Committee of Unsecured Creditors of TERI that became effective in October 2010 that resolved all claims and controversies among the parties to the agreement, with the exception of a dispute relating to certain obligations and restrictions that we allege continue to apply to TERI with respect to a loan database that we provided to TERI in 2008.

In connection with the Stipulation and the TERI Reorganization, we recorded gains during fiscal 2011. These gains represented the forgiveness of notes payable and other liabilities, cash distributions from the liquidating trustee and the transfer of assets to us in excess of our recorded receivables.

During fiscal 2012, we also recorded income of $9.5 million related to the deconsolidations of the securitization trusts previously consolidated, largely relating to the fair value of the residual interests that were previously eliminated upon our adoption of ASU 2009-17 on July 1, 2010.

	Fiscal years ended June 30,
	2012	2011
	(dollars in thousands)
Cash received in excess of recorded receivables	$1,685	$3,091
Reversal of recorded liabilities	—	5,021
Gain from deconsolidations of trusts	9,514	—

Total other income	$11,199	$8,112

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

(20)  Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS has begun an audit of our tax returns for fiscal 2007 through fiscal 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts treatment of GATE, a former subsidiary of FMD. See Note 16, “Commitments and Contingencies—Income Tax Matters,” for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ending between June 30, 2008 and June 30, 2012.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(20)  Income Taxes (Continued)

The following table reflects components of income tax expense (benefit) attributable to loss before income taxes:

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars in thousands)
Current:
Federal	$(5,527)	$—	$(48,616)
State	(12,458)	854	2,916

Total current tax expense (benefit)	(17,985)	854	(45,700)
Deferred:
Federal	922	348	739
State	(892)	(994)	(2,111)

Total deferred tax expense (benefit)	30	(646)	(1,372)

Income tax expense (benefit) from continuing operations	$(17,955)	$208	$(47,072)

The following table reconciles the expected federal income tax expense (benefit) (computed by applying the federal statutory tax rate to income (loss) before taxes) from continuing operations to recorded income tax expense (benefit):

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars in thousands)
Computed federal tax benefit	$(18,042)	$(29,325)	$(77,329)
State tax, net of federal benefit	(8,678)	2,888	177
Federal valuation allowance	7,709	25,882	26,494
Non-deductible compensation	703	912	3,275
Other, net	353	(149)	311

Income tax expense (benefit) from continuing operations	$(17,955)	$208	$(47,072)

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(20)  Income Taxes (Continued)

The following table reflects the tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities:

	June 30,
	2012	2011
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,008	$17,391
Federal benefit of unrecognized tax benefits	8,149	13,759
Depreciation and amortization	5,778	5,831
Allowance for loan losses	4,591	2,464
Amortization of deferred costs	3,636	4,072
Other, net	6,772	7,956

Gross deferred tax assets	56,934	51,473
Valuation allowance	(48,702)	(41,016)

Total net deferred tax asset	8,232	10,457
Deferred tax liabilities:
Additional structural advisory fees	(1,261)	(7,324)
Residual fees	(4,486)	(865)
Asset servicing fees	—	(645)
Other, net	(3,346)	(2,454)

Total deferred tax liability	(9,093)	(11,288)

Net deferred tax liability	$(861)	$(831)

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2012 and June 30, 2011. We will continue to review the recognition of deferred tax assets on a quarterly basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(20)  Income Taxes (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars in thousands)
Beginning unrecognized tax benefits	$30,936	$30,936	$30,936
Reduction as a result of ATB Order and expiration of statute of limitations	(11,306)	—	—

Ending unrecognized tax benefits	$19,630	$30,936	$30,936

Beginning accrued interest	8,375	5,771	3,166
Reduction as a result of ATB Order and expiration of statute of limitations	(6,281)	—	—
Interest expense recognized	1,357	2,604	2,605

Ending accrued interest	$3,451	$8,375	$5,771

The ending balance at June 30, 2012, 2011, and 2010 if recognized would favorably affect our effective income tax rate. We do not accrue for the payment of penalties. We recognize interest and penalties, if any, in income tax expense when incurred.

Tax Loss Carrybacks and Carryforwards

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (WHBAA) was signed into law. Under the WHBAA, we were permitted to carryback the taxable losses from either fiscal 2009 or 2010 for five years instead of two years. We filed our fiscal 2010 tax return and elected to carry that taxable loss back for five years. As a result of the WHBAA and pre-existing net operating loss carryback rules, we received an income tax refund of $45.1 million in October 2010.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(21)  Net Income (loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Fiscal years ended June 30,
	2012	2011	2010
	(dollars and shares in thousands, except per share amounts)
Loss from continuing operations	$(33,593)	$(83,994)	$(173,868)
Discontinued operations, net of taxes	1,135,821	(137,567)	2,966

Earnings (loss) allocated to common shares outstanding	1,102,228	(221,561)	(170,902)

Net income (loss) per basic common share:
From continuing operations	$(0.30)	$(0.83)	$(1.75)
From discontinued operations	10.28	(1.37)	0.03

Total basic earnings (loss) per share	$9.98	$(2.20)	$(1.72)

Net income (loss) per diluted common share:
From continuing operations	$(0.30)	$(0.83)	$(1.75)
From discontinued operations	10.26	(1.37)	0.03

Total diluted earnings (loss) per common share	$9.96	$(2.20)	$(1.72)

Weighted-average common shares outstanding:
Basic	101,575	100,919	99,537
Diluted	110,667	100,919	99,537
Anti-dilutive common stock equivalents	9,092	8,940	8,878

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

(22)  Stockholders’ Equity

(a)	Preferred Stock

In December 2007, FMD entered into an investment agreement (Investment Agreement) with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners. Pursuant to the Investment Agreement, we issued 132,701 shares of newly designated Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1 thousand per share. The Series B Preferred Stock is convertible, at the option of the holders. The number of common shares issuable upon conversion is equal to the initial purchase price of the Series B Preferred Stock, divided by the conversion price of $15.00 per share. At June 30, 2012, the Series B Preferred Stock issued and outstanding is convertible into 8,846,733 shares of common stock. Dividends would be paid on the Series B Preferred Stock when, as and if, and in the same amounts (on an as-converted basis), declared on our common stock. Upon liquidation, dissolution or winding up of FMD, holders of Series B Preferred Stock would have the right to receive an amount equal to $0.01 per share of Series B Preferred Stock, plus the amount of any declared but unpaid dividends thereon. After payment of this amount, holders of the Series B Preferred Stock would be entitled to participate (on an as-converted basis) with common stock in the distribution of remaining assets.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(22)  Stockholders’ Equity (Continued)

(b)	2003 Employee Stock Purchase Plan

In 2003, the FMD Board of Directors and stockholders approved the 2003 employee stock purchase plan (ESPP). A total of 600,000 shares of common stock were authorized for issuance under the ESPP. The ESPP permitted eligible employees to purchase shares of our common stock at the lower of 85% of its fair market value at the beginning or at the end of each offering period. Participation was voluntary. In April 2008, the FMD Board of Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP. As a result, no shares were issued in fiscal 2012, fiscal 2011 or fiscal 2010 under the ESPP. At June 30, 2012, 406,000 shares were available for future purchase under the ESPP.

(c)	Treasury Stock

In April 2007, the FMD Board of Directors approved a stock repurchase plan and authorized the repurchase of up to 10,000,000 shares of our common stock. We have repurchased an aggregate of 1,169,100 shares under this program at an average price, excluding commissions, of $36.17 per share. Shares repurchased under this program were generally bought in open market transactions. We did not repurchase any shares of common stock pursuant to this stock repurchase plan during fiscal 2012, fiscal 2011 or fiscal 2010. The FMD Board of Directors terminated this stock repurchase plan on December 20, 2011.

Treasury stock was $186.8 million (8,656,000 shares) and $186.6 million (8,399,000 shares) at June 30, 2012 and June 30, 2011, respectively. The increase in shares was a result of common stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest.

(23)  Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $16.3 million at June 30, 2012.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines		June 30,
	Minimum	Well capitalized	2012	2011
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	31.3%	223.9%
Total risk-based capital	8.0	10.0	31.7	225.2
Tier 1 (core) capital	4.0	5.0	11.0	15.5

As of June 30, 2012 and June 30, 2011, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(23)  Union Federal Regulatory Matters (Continued)

FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve), as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC. Prior to July 21, 2011, FMD’s primary federal regulator was the OTS and Union Federal’s primary federal regulators were the OTS and the Federal Deposit Insurance Corporation (FDIC).

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

In March 2010, the FMD Board of Directors adopted resolutions required by the OTS undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be required by the Federal Reserve.

(24)  Stock-Based Compensation

Stock-based compensation expense was $4.6 million, $4.8 million and $13.0 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Total tax expense recognized for stock compensation was $0, $0 and $1.2 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. As of June 30, 2012, there was $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately two years.

(a)	Stockholder Approved Plans

We have stock awards outstanding under three stock-based incentive compensation plans, each approved by both the FMD Board of Directors and stockholders in 1996 (1996 Plan), 2002 (2002 Plan) and 2003 (2003 Plan). In November 2011, our stockholders approved an additional stock-based incentive compensation plan (2011 Plan). As of June 30, 2012 there were no stock awards outstanding under the 2011 Plan.

Under the 1996 Plan, we granted either incentive stock options (pursuant to Section 422 of the Internal Revenue Code) or non-statutory stock options to our officers and employees, and non-statutory stock options to

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(24)  Stock-Based Compensation (Continued)

consultants. As of June 30, 2012, no awards may be granted under the 1996 Plan; however, 600 shares of common stock were issuable upon exercise of awards granted under the 1996 Plan.

Under the 2002 Plan, we granted non-statutory stock options to non-employee members of the FMD Board of Directors. In 2006, the FMD Board of Directors suspended new awards under the 2002 Plan. As of June 30, 2012, 102,000 shares of common stock were issuable upon exercise of awards granted under the 2002 Plan.

Under the 2003 Plan, we granted stock based awards to employees, directors and consultants. No further awards may be granted under the 2003 Plan following the stockholder approval of the 2011 Plan in November 2011; however, approximately 1,835,000 shares of common stock were issuable upon the exercise or vesting of awards granted under the 2003 Plan as of June 30, 2012.

At June 30, 2012, approximately 8,821,000 shares were available for future grant under the 2011 Plan. We typically issue new shares of common stock as opposed to using treasury shares.

(b)	Stock Options

The following table summarizes information about stock options outstanding at June 30, 2012:

Exercise prices	Number outstanding	Weighted-average remaining contractual term	Weighted-average exercise price	Number exercisable
	(shares in thousands)
$3.33	19	0.21	$3.33	19
$6.00(1)	2,000	6.06	6.00	2,000
$8.10 - $10.00	30	1.19	8.48	30
$12.00(1)	2,000	6.06	12.00	2,000
$16.00(1)	2,000	6.06	16.00	2,000
$19.04	24	3.22	19.04	24
$32.97	30	2.22	32.97	30

$3.33 - $32.97	6,103	5.99	11.43	6,103

(1)

These options were not issued under any of our existing stockholder-approved incentive plans. The FMD Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the FMD Board of Directors, effective September 1, 2008. In connection with the election, the FMD Board of Directors and a subcommittee of the Compensation Committee of the FMD Board of Directors approved the grant in August 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000,000 shares of our common stock, at an exercise price of $6.00 per share, 25% of which vested and became exercisable in August 2009, with the remainder to vest and become exercisable in three equal installments on each of the second, third and fourth anniversaries of the Grant Date ($6.00 Stock Options); (b) 2,000,000 shares of our common stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008; and (c) 2,000,000 shares of our common stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008. Any unvested stock options will vest and become exercisable in full (1) if the closing sale price of our common stock is at least 150% of the exercise price of the applicable option for a period of five consecutive trading days (assuming the trading on each day is not less than 90% of the average daily trading volume for the prior three months prior to such five day period), (2) in the event of Mr. Meyers’ death or disability, as defined in the applicable option agreement or (3) in the event that Mr. Meyers’ employment is terminated by us without Cause, as defined in the applicable option agreement,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(24)  Stock-Based Compensation (Continued)

or by Mr. Meyers with Good Reason, as defined in the applicable option agreement. In addition, subject to certain conditions set forth in the option agreement, the $6.00 Stock Options may be exercised beginning 90 days after the Grant Date prior to vesting, provided that the unvested shares issued will be held in escrow by us and will be subject to a repurchase option by us. Each of the stock options will expire ten years from the Grant Date.

The options exercisable at June 30, 2012 have no intrinsic value as the exercise price is above market price. The weighted-average remaining contractual term of options exercisable is approximately six years. Options expire a maximum of ten years from the grant date.

The following table presents stock option activity for fiscal 2012, fiscal 2011 and fiscal 2010:

	Number of options	Weighted- average exercise price per share
	(shares in thousands)
Outstanding options at June 30, 2009	6,109	11.42
Exercised (aggregate intrinsic value of $13 thousand	(6)	0.67

Outstanding options at June 30, 2010	6,103	11.43
Exercised	—	—

Outstanding options at June 30, 2011	6,103	11.43
Exercised	—	—

Outstanding options at June 30, 2012	6,103	11.43

(c)	Stock Units

Each stock unit, including both RSUs and director stock units, represents a contingent right to receive one share of our common stock upon vesting. Shares in respect of vested stock units are issued as soon as practicable after each vesting date.

Pursuant to a directors’ compensation program formerly under the 2003 Plan and now under the 2011 Plan, our non-employee directors are entitled to stock units for their service. Stock units granted to non-employee directors are fully vested upon grant. In May 2010, the director compensation program was amended to provide for the grant of 10,000 stock units upon initial election to the FMD Board of Directors and an annual grant of 10,000 stock units on September 20 of each year, if the non-employee director has then served on the FMD Board of Directors for at least 180 days. During fiscal 2012, fiscal 2011 and fiscal 2010, 70,000 stock units, 60,000 stock units and 38,000 stock units were granted to non-employee directors, respectively.

RSUs may be granted to employees and outside consultants. During fiscal 2012, approximately 1,013,000 RSUs were granted to employees, including executive officers, all of which are due to vest over the next four years. During fiscal 2011, approximately 1,052,000 RSUs were granted to employees, including executive officers, all of which vest over four years from the grant date. During fiscal 2010, approximately 4,331,000 RSUs were granted to employees and consultants, including executive officers, of which approximately 2,000,000 vested at the grant date, with the remainder to vest over the succeeding three years.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012, 2011 and 2010

(24)  Stock-Based Compensation (Continued)

The following table presents stock unit activity, including both RSUs and director stock units, for fiscal 2012, fiscal 2011 and fiscal 2010:

	Number of stock units	Weighted- average grant date fair value per share
	(shares in thousands)
Outstanding stock units at June 30, 2009	280	30.07
Granted	4,369	3.02
Vested and issued	(2,201)	4.91
Forfeited	(4)	12.25

Outstanding stock units at June 30, 2010	2,444	4.41
Granted	1,112	2.12
Vested and issued	(743)	4.56
Forfeited	(340)	4.77

Outstanding stock units at June 30, 2011	2,473	3.28
Granted	1,083	1.39
Vested and issued	(946)	3.23
Forfeited	(775)	2.11

Outstanding stock units at June 30, 2012	1,835	2.68

(25)  Defined Contribution Plans

We sponsor a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. At our option, we can contribute to the plan for the benefit of employees. Employee and employer contributions vest immediately. We made contributions of $0.9 million for each year in the three year period ended June 30, 2012.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY INFORMATION

The table below summarizes unaudited quarterly information for each of the three months in fiscal 2012 and fiscal 2011:

	Three months ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	(dollars in thousands, except per share data)
Total revenues	$11,103	$6,682	$13,718	$8,903
Non-interest expenses	30,681	23,720	25,123	23,629
Gain from deconsolidations of trusts	—	358	9,156	—
Other income—gain from TERI settlements	1,124	281	—	280
Income tax expense (benefit)	339	(12,631)	(5,197)	(466)

Income (loss) from continuing operations	(18,793)	(3,768)	2,948	(13,980)
Discontinued operations, net of taxes	(69,165)	1,198,036	6,910	40

Net income (loss)	$(87,958)	$1,194,268	$9,858	$(13,940)

Net income (loss) per basic common share:
From continuing operations	$(0.19)	$(0.03)	$0.03	$(0.14)
From discontinued operations	(0.68)	10.85	0.06	—

Total basic earnings (loss) per share	$(0.87)	$10.82	$0.09	$(0.14)

Net income (loss) per diluted common share:
From continuing operations	$(0.19)	$(0.03)	$0.03	$(0.14)
From discontinued operations	(0.68)	10.85	0.06	—

Total diluted earnings (loss) per share	$(0.87)	$10.82	$0.09	$(0.14)

	Three months ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(dollars in thousands, except per share data)
Total revenues	$3,415	$7,671	$(16,181)	$6,027
Non-interest expenses	19,620	20,082	26,695	26,433
Other income—gain from TERI settlements	—	8,112	—	—
Income tax expense (benefit)	573	475	(534)	(306)

Loss from continuing operations	(16,778)	(4,774)	(42,342)	(20,100)
Discontinued operations, net of taxes	(48,190)	(28,663)	3,016	(63,730)

Net loss	$(64,968)	$(33,437)	$(39,326)	$(83,830)

Net income (loss) per basic common share:
From continuing operations	$(0.16)	$(0.05)	$(0.42)	$(0.20)
From discontinued operations	(0.48)	(0.28)	0.03	(0.63)

Total basic earnings (loss) per share	$(0.64)	$(0.33)	$(0.39)	$(0.83)

Net income (loss) per diluted common share:
From continuing operations	$(0.16)	$(0.05)	$(0.42)	$(0.20)
From discontinued operations	(0.48)	(0.28)	0.03	(0.63)

Total diluted earnings (loss) per share	$(0.64)	$(0.33)	$(0.39)	$(0.83)

Total net income (loss) per share was computed using the two-class method earnings allocation formula when there were earnings to distribute to participating securities in a given quarter. In those quarters above that include a net loss for the quarter, the two-class method would not apply. As such, the aggregate net income (loss) per share for fiscal 2012 as a whole would not agree in the aggregate with the quarterly information presented above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 122 of this annual report.

/s/ DANIEL MEYERS
Chief Executive Officer, President and Chairman of the Board of Directors

/s/ KENNETH KLIPPER
Managing Director and Chief Financial Officer

Attestation Report of our Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited The First Marblehead Corporation’s (the Company) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated September 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

September 12, 2012

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2012 in connection with our 2012 annual meeting of stockholders, which we refer to below as our 2012 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and code of ethics is included in Item 1, “Business,” of this annual report.

The information required by this item with respect to directors will be contained in our 2012 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this annual report by reference.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2012 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2012 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this annual report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters of the compensation committee and nominating and corporate governance committees, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or e-mailing Investor Relations at info@fmd.com.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2012 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this annual report by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2012 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this annual report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2012 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2012 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this annual report by reference.

The information required by this item with regard to director independence will be contained in our 2012 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2012 Proxy Statement under the caption “Discussion of Proposals—Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this annual report by reference.

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

THE FIRST MARBLEHEAD CORPORATION

By:	/S/ DANIEL MEYERS
Daniel Meyers
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 12, 2012

/S/ KENNETH KLIPPER Kenneth Klipper	Managing Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2012

/S/ NANCY Y. BEKAVAC Nancy Y. Bekavac	Director	September 12, 2012

/S/ DORT A. CAMERON III Dort A. Cameron III	Director	September 12, 2012

/S/ GEORGE G. DALY George G. Daly	Director	September 12, 2012

/S/ PETER S. DROTCH Peter S. Drotch	Director	September 12, 2012

/S/ THOMAS P. EDDY Thomas P. Eddy	Director	September 12, 2012

/S/ WILLIAM D. HANSEN William D. Hansen	Director	September 12, 2012

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Amended and Restated By-laws of the Registrant

4.1(3)	Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.

4.2(4)	Amendment No. 1 dated as of January 30, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.

4.3(5)	Amendment No. 2, dated August 18, 2008, to the Investment Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P. and GS Parthenon B, L.P.

4.4(3)	Amended and Restated Registration Rights Agreement, dated as of December 21, 2007, among the Registrant, GS Parthenon A, L.P., GS Parthenon B, L.P. and the other holders named therein

4.5(6)	Indenture, dated July 18, 2007, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant and Union Federal Savings Bank

4.6(6)	Settlement Agreement and Release, dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank

10.1(2)#	2002 Director Stock Plan

10.2(2)#	2003 Employee Stock Purchase Plan

10.3(7)#	2003 Stock Incentive Plan, as amended and restated

10.4(8)#	2011 Stock Incentive Plan

10.5(1)#	Executive Incentive Compensation Plan

10.6(9)#	Summary of non-employee director compensation arrangements

10.7(10)#	Form of Non-statutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan

10.8(11)#	Forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan

10.9(12)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan

10.10(13)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2011 Stock Incentive Plan

10.11(12)#	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement

10.12(5)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers

10.13(14)#	First Amendment to Employment Agreement, dated as of May 17, 2010, between the Registrant and Daniel Meyers

10.14(5)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers

Number	Description
10.15(14)#	First Amendment to Indemnification Agreement, dated as of July 22, 2010, between the Registrant and Daniel Meyers

10.16(15)#	Non-Statutory Stock Option Agreement for $6.00 stock options between the Registrant and Daniel Meyers

10.17(15)#	Non-Statutory Stock Option Agreement for $12.00 stock options between the Registrant and Daniel Meyers

10.18(15)#	Non-Statutory Stock Option Agreement for $16.00 stock options between the Registrant and Daniel Meyers

10.19(14)#	Letter Agreement, dated February 25, 2005, between the Registrant and Kenneth Klipper, as supplemented

10.20(14)#	Letter Agreement, dated September 22, 2008, between the Registrant and Seth Gelber, as supplemented

10.21(14)#	Letter Agreement, dated September 22, 2008, between the Registrant and Gary Santo, as supplemented

10.22(14)#	Letter Agreement, effective as of July 22, 2010, between the Registrant and Stein Skaane

10.23(9)#	Separation and Transition Services Agreement, dated May 17, 2010, between the Registrant and Peter B. Tarr

10.24(12)#	Letter Agreement, dated January 28, 2011, between the Registrant and Ryan R. Brenneman, as supplemented

10.25(16)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC

10.26(15)	Indenture of Lease, dated September 5, 2003, between the Registrant and BP Prucenter Acquisition LLC, as amended

10.27(15)	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended

10.28(17)	Second Amendment to Lease, dated as of November 3, 2010, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.29(12)	Third Amendment to Lease, dated as of July 1, 2011, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.30(18)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC

10.31(18)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant

10.32(18)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.33(18)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust

10.34(18)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC

10.35(19)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.

10.36(19)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.

Number	Description
10.37(20)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.38(15)††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.39(21)††	Private Student Loan Monogram Program Agreement, dated as of February 5, 2010, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.40(21)††	Loan Program Agreement, dated as of April 20, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.41(21)††	Certificate of Satisfaction and First Amendment to Loan Program Agreement, dated as of July 15, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.42(22)††	Fifth Amendment to Loan Program Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.43(23)††	Loan Program Agreement, dated as of August 2, 2012, among the Registrant, First Marblehead Education Resources, Inc., and SunTrust Bank

10.44(12)††	Loan Program Agreement, dated as of June 30, 2011, among the Registrant, First Marblehead Education Resources, Inc. and Union Federal Savings Bank

10.45(24)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.46(25)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010

10.47(26)	Purchase and Assignment Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and VCG Special Opportunities Master Fund Limited

10.48(26)	Inducement Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(27)	Instance Document

101.SCH(27)	Taxonomy Extension Schema Document

101.CAL(27)	Taxonomy Calculation Linkbase Document

101.LAB(27)	Taxonomy Label Linkbase Document

101.PRE(27)	Taxonomy Presentation Linkbase Document

101.DEF(27)	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on August 29, 2008.

(2)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-108531).

(3)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 27, 2007.

(4)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on February 4, 2008.

(5)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 18, 2008.

(6)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 20, 2010.

(7)	Incorporated by reference to the exhibit to the Registrant’s registration statement on Form S-8 (File No. 333-163141).

(8)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 17, 2011.

(9)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2010.

(10)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004 (File No. 001-31825).

(11)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 7, 2005 (File No. 001-31825).

(12)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 8, 2011.

(13)	Incorporated by reference to exhibit 99.2 to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2012.

(14)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 2, 2010.

(15)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 3, 2009.

(16)	Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2009.

(17)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 5, 2010.

(18)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 6, 2009.

(19)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on October 16, 2009.

(20)	Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(21)	Incorporated by reference to the exhibits to the Registrant’s Amendment No. 1 to annual report on Form 10-K filed with the SEC on November 18, 2010.

(22)	Incorporated by reference to exhibit 99.2 to the Registrant’s current report on Form 8-K filed with the SEC on November 15, 2011.

(23)	Incorporated by reference to exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012.

(24)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 14, 2010.

(25)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 22, 2010.

(26)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 14, 2011.

(27)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

#	This Exhibit is a management contract or compensatory plan or arrangement.