Form 10-Q
period 2012-09-30
FIRST MARBLEHEAD CORP
filed 2012-11-08
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2012, the registrant had 102,208,734 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2012	June 30, 2012
ASSETS
Cash and cash equivalents	$126,834	$123,497
Short-term investments, at cost	60,029	85,007
Restricted cash	83,527	65,401
Investments available-for-sale, at fair value	74,130	68,598
Education loans held-to-maturity, net of allowance of $1,360 and $1,309	45,374	33,095
Mortgage loans held-to-maturity, net of allowance of $648 and $591	9,163	7,811
Deposits for participation interest accounts, at fair value	8,979	4,039
Service revenue receivables, at fair value	16,067	16,341
Goodwill	19,548	19,548
Intangible assets, net	20,389	20,922
Property and equipment, net	4,957	4,570
Other assets	11,448	8,976

Total assets	$480,445	$457,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$100,620	$83,428
Restricted funds due to clients	123,713	104,981
Accounts payable, accrued expenses and other liabilities	16,493	18,133
Income taxes payable	24,089	23,414
Net deferred income tax liability	976	861

Total liabilities	265,891	230,817
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 133 shares issued and outstanding	1	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 110,922 and 110,658 shares issued; 102,206 and 102,002 shares outstanding	1,109	1,106
Additional paid-in capital	453,791	452,726
Accumulated deficit	(54,559)	(40,627)
Treasury stock, 8,716 and 8,656 shares held, at cost	(186,897)	(186,828)
Accumulated other comprehensive income	1,109	610

Total stockholders’ equity	214,554	226,988

Total liabilities and stockholders’ equity	$480,445	$457,805

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2012	2011
Revenues:
Net interest income:
Interest income	$1,193	$554
Interest expense	(273)	(239)

Net interest income	920	315
Provision for loan losses	74	172

Net interest income after provision for loan losses	994	487
Non-interest revenues:
Tuition payment processing fees	7,424	7,279
Administrative and other fees	3,415	2,389
Fair value changes to service revenue receivables	838	948

Total non-interest revenues	11,677	10,616

Total revenues	12,671	11,103
Non-interest expenses:
Compensation and benefits	8,813	10,901
General and administrative	17,395	19,780

Total non-interest expenses	26,208	30,681

Loss from operations	(13,537)	(19,578)
Other income	—	1,124

Loss from continuing operations, before income taxes	(13,537)	(18,454)
Income tax expense from continuing operations	395	339

Loss from continuing operations	(13,932)	(18,793)
Discontinued operations, net of taxes	—	(69,165)

Net loss	$(13,932)	$(87,958)

Net loss per basic and diluted common share:
From continuing operations	$(0.14)	$(0.19)
From discontinued operations	—	(0.68)

Total basic and diluted net loss per share	$(0.14)	$(0.87)

Basic and diluted weighted-average common shares outstanding	102,061	101,334

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2012	2011
Net loss	$(13,932)	$(87,958)
Other comprehensive income, net of tax:
Unrealized gains on investments available-for-sale arising during the period	499	123

Total comprehensive loss	$(13,433)	$(87,835)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock		Common stock				Additional		Accumulated other	Total stockholders’
	issued		Issued		In treasury		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income, net of tax	(deficit)
Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(87,958)	—	(87,958)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	123	123

Total comprehensive loss	—	—	—	—	—	—	—	(87,958)	123	(87,835)
Net stock issuance from vesting of stock units	—	—	196	2	(22)	(31)	(2)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	1,342	—	—	1,342

Balance at September 30, 2011	133	$1	109,913	$1,099	(8,421)	$(186,582)	$449,428	$(1,230,813)	$404	$(966,463)

Balance at June 30, 2012	133	$1	110,658	$1,106	(8,656)	$(186,828)	$452,726	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(13,932)	—	(13,932)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	499	499

Total comprehensive loss	—	—	—	—	—	—	—	(13,932)	499	(13,433)
Net stock issuance from vesting of stock units	—	—	264	3	(60)	(69)	(3)	—	—	(69)
Stock-based compensation	—	—	—	—	—	—	1,068	—	—	1,068

Balance at September 30, 2012	133	$1	110,922	$1,109	(8,716)	$(186,897)	$453,791	$(54,559)	$1,109	$214,554

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,932)	$(87,958)
Discontinued operations, net of tax	—	69,165
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	1,234
Provision for loan losses	(74)	(172)
Deferred income tax expense	115	237
Stock-based compensation	1,068	1,342
Service revenue receivable distributions	1,112	28
Changes in assets/liabilities:
Deposits for participation interest accounts	(4,940)	4,043
Fair value increase to service revenue receivables	(838)	(948)
Other assets	(2,472)	1,601
Accounts payable, accrued expenses and other liabilities	(1,640)	1,076
Income taxes payable	675	547

Cash used in operating activities - continuing operations	(19,920)	(9,805)
Cash provided by operating activities - discontinued operations	—	31,212

Net cash provided by (used in) operating activities	(19,920)	21,407
Cash flows from investing activities:
Proceeds from maturities of short-term investments	24,978	—
Net increase in education loans held-to-maturity	(12,148)	(7,275)
Net increase in restricted cash	(18,126)	(17,387)
Net increase in restricted funds due to clients	18,732	17,566
Purchases of investments available-for-sale	(8,097)	(10,512)
Principal repayments from investments available-for-sale	3,064	709
Net increase in mortgage loans held-to-maturity	(1,409)	(176)
Purchases of property and equipment	(860)	(534)

Net cash provided by (used in) investing activities - continuing operations	6,134	(17,609)
Net cash provided by investing activities - discontinued operations	—	96,338

Net cash provided by investing activities	6,134	78,729
Cash flows from financing activities:
Net increase in deposits	17,192	5,864
Repurchases of common stock	(69)	(31)

Net cash provided by financing activities - continuing operations	17,123	5,833
Net cash used in financing activities - discontinued operations	—	(127,959)

Net cash provided by (used in) financing activities	17,123	(122,126)

Net increase (decrease) in cash and cash equivalents	3,337	(21,990)
Cash and cash equivalents, beginning of period	123,497	217,367

Cash and cash equivalents, end of period	$126,834	$195,377

Supplemental disclosures of cash flow information from continuing operations:
Interest paid	$229	$158
Income taxes paid	61	17
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Interest receivable capitalized to loan principal	$15	$5

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2013 as “fiscal 2013.” References to our “Annual Report” mean our annual report on Form 10-K for fiscal 2012 filed with the Securities and Exchange Commission on September 12, 2012.

We are a specialty finance company focused on the education financing marketplace. We provide loan programs for K-12, undergraduate and graduate students, as well as tuition planning, tuition billing, refund management and payment technology services in the United States. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are school-certified and designed to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 to focus on fee-based revenues. Our long-term success depends on the continued development of our four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We may provide credit enhancements by funding participation interest accounts (participation accounts), or, in the case of our subsidiary Union Federal Savings Bank (Union Federal®), deposit accounts, to serve as a first loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

•

Banking services—Union Federal offers traditional retail banking products on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics expertise provide specialized insight into funding options available to our clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC (TMS).

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of the fiscal year ending June 30, 2013. The unaudited consolidated financial statements should be read in conjunction with our Annual Report.

(2) Summary of Significant Accounting Policies

(a) Consolidation

Our consolidated financial statements include the accounts of FMD and its subsidiaries after eliminating intercompany accounts and transactions. We also continually reassess our involvement with certain variable interest entities (VIEs) to determine whether they should be consolidated in accordance with Accounting Standards Codification (ASC) 810, Consolidation. This guidance requires that we evaluate whether to consolidate a VIE on an ongoing basis, as opposed to a trigger-based quantitative assessment under previous guidance.

We continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our consolidated statement of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

We monitor our involvement with 9 off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. Significant changes to the pertinent rights of other parties or significant changes to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(b) Cash Equivalents

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which also approximates fair value.

(c) Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheet because it is deposited with third party institutions and is not available for our use. However, in the case of TMS, it collects tuition payments from students or their families on behalf of educational institutions that are held under a trust agreement for the benefit of TMS’ educational institution clients, and will also at times deposit a portion of this cash in a deposit account at Union Federal. Such deposit account is governed by a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted at Union Federal and, accordingly, is not included in restricted cash and investments in our consolidated financial statements. This treatment is consistent with how third party institutions handle cash deposits by TMS. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

(d) Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carry such short-term investments at cost, which approximates fair value.

We classify investments in marketable debt securities as available-for-sale, trading or held-to-maturity. Management determines the appropriate classification of securities at the time of purchase. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements and are carried at fair value with net unrealized gains and losses recorded in our consolidated statement of operations. We classify investments as held-to-maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost. We currently do not own a held-to-maturity or trading securities portfolio.

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

(e) Loans

We classify loans as held-to-maturity when we have both the ability and intent to hold the loans for the foreseeable future. We carry loans held-to-maturity at amortized cost, less an allowance for loan losses, described more fully below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage loans are placed on nonaccrual status and interest recognition is suspended when the loan becomes 90 days past due. We evaluate loans for which there have been concessions, such as a reduction of interest rates, other than normal market rate adjustments, or deferral of principal and interest payments that have been granted that would have not otherwise been considered at the time of origination to determine if the loan constitutes a troubled debt restructuring.

(f) Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb probable credit losses inherent in our portfolios of loans held-to-maturity at our balance sheet date. The allowance for loan losses is increased through charges to the provision for loan losses in our consolidated statement of operations, and reduced by net charge-offs of loans deemed uncollectible from the borrower and third party guarantors, if any. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that are probable of default, less any amounts expected to be recoverable from borrowers or third parties, or for mortgage loans, sale of the collateral.

Education Loans

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a probability of default at our balance sheet date. We may also incorporate qualitative adjustments in determining our allowance for loan losses. We base our default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our balance sheet date to ultimately default and be charged-off. The calculation of the allowance for education loan losses is subject to a number of estimates and assumptions, including default and recovery rates, the effects of basic forbearance and alternative payment plans available to borrowers, and the appropriateness of assessing both quantitative and qualitative factors. These assumptions are based on the status of education loans at our balance sheet date, as well as our historical experience. If actual future loan performance were to differ significantly from the estimates and assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our consolidated statement of operations could be material.

Mortgage Loans

We maintain an allowance for loan losses for our mortgage loan portfolio held-to-maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans less than 30 days past due based upon characteristics attributable to the loans in the portfolio and the related collateral. A mortgage loan for which we have foreclosed on the property is reclassified to other real estate owned, a component of other assets, and is carried at estimated net realizable value after recording any initial write-downs through the allowance for loan losses. Any subsequent write down or gains or losses realized from the disposition of such property is credited or charged to non-interest income.

(g) Deposits for Participation Interest Accounts

We account for deposits for participation accounts in a manner similar to our service revenue receivables, and we carry such deposits at fair value on our consolidated balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of administrative and other fees. See Note 8, “Deposits for Participation Interest Accounts,” for additional information.

(h) Service Revenue Receivables

Service revenue receivables consist of our additional structural advisory fee and residual receivables, which we carry at fair value on our consolidated balance sheet. As required under GAAP, we recognized the fair value of additional structural advisory fee and residual receivables as revenue at the time the securitization trust purchased the education loans, but before we actually received payment, as these revenues were deemed to be earned at the time of the securitization. These amounts were deemed earned at securitization because:

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our consolidated statement of operations.

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

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. All of our investment securities are debt securities and have Level 2 fair values on our consolidated balance sheet.

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

Non-interest Revenues

Tuition Payment Processing Fees TMS generates revenues that include program enrollment fees, late fees, convenience fees and tuition billing fees. Program enrollment fees are up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the payment term, which approximates when services are provided. Late fees and convenience fees are recognized in the period in which the transactions occur, typically monthly, and tuition billing fees are recognized in the period that the services are provided.

Administrative and Other Fees We provide services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, the number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms.

Fees related to our Monogram platform are recognized subject to accounting guidance under Accounting Standards Update (ASU) 2009-13, Revenue Recognition-Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which requires that revenue under a contract be allocated to separately-identifiable deliverables based on a fair value analysis and prohibits separate recognition for each element of a contract unless certain criteria are met. We have applied the guidance in ASU 2009-13 to our recognition of revenues related to our Monogram platform.

Fair Value Changes to Service Revenue Receivables We record changes in the fair value of additional structural advisory fee and residual receivables as revenues in our consolidated statement of operations. We record any change in the assumptions used to estimate fair value in our consolidated statement of operations in the period in which the change is made.

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

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between our consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We also record interest related to unrecognized tax benefits in income tax expense. Penalties would be recognized as a component of income tax expense, in the period during which the penalty has been incurred.

(n) Net Income (Loss) Per Share

We compute basic net income per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding. We compute diluted net income or loss per share by dividing net income or loss by the sum of the weighted-average number of shares determined for the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect. To the extent that there is a net loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method.

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

(p) Comprehensive Income

Comprehensive income is defined as all changes in equity, except for those resulting from transactions with stockholders. Net income or loss is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

(q) Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are on an overnight basis.

(r) Recently Issued Accounting Pronouncements

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option in GAAP to present other comprehensive income in our consolidated statement of changes in stockholders’ equity (deficit). ASU 2011-05 requires that non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 were applied retrospectively and were effective for fiscal years and interim periods beginning in the first quarter of fiscal 2013. We elected to present comprehensive income in a separate financial statement, our consolidated statements of comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

(3) Discontinued Operations

Upon our adoption of ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16) and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. We deconsolidated $6.61 billion of assets and $7.85 billion of liabilities from our consolidated balance sheet and recognized a $1.24 billion non-cash gain in our consolidated statement of operations during the second quarter of fiscal 2012, representing the accumulated deficit in the NCSLT Trusts.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with our subsidiary First Marblehead Education Resources, Inc. (FMER) for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer considered the primary beneficiary of these trusts. As such, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our consolidated statement of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. Pursuant to the terms of the resignation, FMER will assist the new special servicer of the Trusts for a transition period that will terminate as of November 30, 2012.

During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts once FMER ceased to provide special servicing to these trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As such, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for all periods presented. The non-cash gains representing the accumulated deficit recognized upon deconsolidations of the NCSLT Trusts and the GATE Trusts, as discussed above, were included in discontinued operations. Further, the gain recognized as the result of the sale of FMDS, as well as the revenues and expenses of FMDS, were recorded in discontinued operations.

The revenues and expenses of discontinued operations for the three months ended September 30, 2011 were as follows:

For the three months ended September 30, 2011
(dollars in thousands)
Total revenues	$(65,931)
Total expenses	9,652
Other income	6,881

Net loss from discontinued operations, before income taxes	(68,702)
Income tax expense	463

Discontinued operations, net of taxes	$(69,165)

The securitization trusts previously consolidated were considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts was included in the tax returns of the trust owners rather than the trust entities themselves. Income taxes allocated to discontinued operations were related to the operations of FMDS.

(4) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 30, 2012	June 30, 2012
	(dollars in thousands)
Cash equivalents (money market funds)	$91,088	$80,574
Interest-bearing deposits with the Federal Reserve	28,563	27,396
Interest-bearing deposits with other banks	5,014	14,026
Non-interest-bearing deposits with banks	1,269	1,302
Federal funds sold	900	199

Total cash and cash equivalents	$126,834	$123,497

Cash and cash equivalents of Union Federal of $31.9 million and $29.9 million at September 30, 2012 and June 30, 2012, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

(5) Short-term Investments

Short-term investments of $60.0 million at September 30, 2012 and $85.0 million June 30, 2012 included certificates of deposits with highly-rated financial institutions, carried at cost. These certificates of deposits have a range of maturities from 1.0 month to 7.5 months.

(6) Investments Available-for-Sale

We categorize available-for-sale investment securities by major security type and class of security. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At September 30, 2012:
GSE mortgage-backed securities	$57,516	$1,071	$—	$58,587
Mortgage-backed securities issued by U.S. government agencies	15,505	202	(164)	15,543

Total	$73,021	$1,273	$(164)	$74,130

At June 30, 2012:
GSE mortgage-backed securities	$51,972	$369	$(56)	$52,285
Mortgage-backed securities issued by U.S. government agencies	16,016	299	(2)	16,313

Total	$67,988	$668	$(58)	$68,598

At September 30, 2012 and June 30, 2012, two and three investment securities, totaling $9.0 million and $16.0 million, respectively, had unrealized losses of $164 thousand and $58 thousand, respectively, and had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at September 30, 2012 and June 30, 2012 were temporary in nature.

As of September 30, 2012, the amortized cost basis of debt securities by maturity is presented below. Mortgage-backed securities were included based on weighted-average maturities, adjusted by anticipated prepayments. Contractual maturities on the mortgage-backed securities range from 9 to 29 years.

	September 30, 2012
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$196	$38,525	$—	$18,795	$57,516
Weighted average yield	1.56%	1.68%	—%	1.68%	1.68%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$15,505	$—	$—	$15,505
Weighted average yield	—%	2.21%	—%	—%	2.21%

Total debt securities:
Amortized cost	$196	$54,030	$—	$18,795	$73,021
Weighted average yield	1.56%	1.83%	—%	1.68%	1.79%

Fair value	$197	$54,617	$—	$19,316	$74,130

At September 30, 2012, the expected weighted average remaining life of the mortgage-backed securities was 4.6 years.

(7) Education Loans

(a) Gross Education Loans Outstanding

We began originating Monogram-based loans through Union Federal in fiscal 2012. At September 30, 2012 and June 30, 2012, education loans outstanding primarily consisted of education loans held by Union Federal, totaling $45.6 million and $33.3 million, respectively. Other education loans consisted of loans totaling $1.1 million at both September 30, 2012 and June 30, 2012, which were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at September 30, 2012 and June 30, 2012.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	September 30, 2012	June 30, 2012
	(dollars in thousands)
Gross loan principal outstanding	$46,734	$34,404
Allowance for loan losses	(1,360)	(1,309)

Education loans held-to-maturity, net of allowance	$45,374	$33,095

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended September 30,
	2012	2011
	(dollars in thousands)
Balance, beginning of period	$1,309	$1,336
Provision for loan losses	(131)	(181)
Reserves reclassified from interest receivable for capitalized interest	15	5
Charge-offs	(18)	(104)
Recoveries from borrowers	185	201

Balance, end of period	$1,360	$1,257

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

At September 30, 2012 and June 30, 2012, there were $36 thousand and $54 thousand, respectively, of educations loans that were on non-accrual status and no education loans that had specific reserves. These loans consisted of loans that were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. Due to the nature and extent of the Monogram-based education loans issued through Union Federal, none of these loans were greater than 120 days past due at September 30, 2012 and June 30, 2012.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation, through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Weighted-average FICO score	752	753
Co-signers	84.2%	84.8%
Delinquent loans	0.19%	0.03%

The following table provides information on the status of education loans outstanding:

	September 30, 2012	As a percentage of total	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$197	0.4%	$171	0.5%
In school and in deferment	19,459	41.6	14,781	43.0
In repayment, classified as:
Current: ≤30 days past due	26,823	57.4	19,289	56.0
Delinquent: >30 days past due, but ≤120 days past due	219	0.5	109	0.3
Delinquent: >120 days past due, but ≤180 days past due	36	0.1	54	0.2
In default: >180 days past due, but not yet charged-off	—	—	—	—

Total gross loan principal outstanding	$46,734	100.0%	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$36	0.1%	$54	0.2%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	8	0.0	11	0.0

We use the following terms to describe borrowers’ payment status:

In School and In Deferment Pursuant to the terms of the education loans, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. At the end of the deferment period, any remaining accrued but unpaid interest is capitalized and added to principal outstanding. At September 30, 2012, approximately 42% of education loans were in school and in deferment.

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

Forbearance Pursuant to the terms of the education loans, a borrower may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

•	Basic forbearance—Cessation of all contractual payments for a maximum allowable forbearance period of one year, granted in three-month increments.

•

Alternative payment plans—Pursuant to an alternative payment plan, a borrower can make a reduced payment for a limited period of time. The amount of the payment varies depending on the program and may be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program. Although these plans are available as part of our Monogram-based programs, they have not been substantially utilized due to the seasoning of our Monogram-based education loan portfolio.

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

(8) Deposits for Participation Interest Accounts

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

Cash balances in the participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts. In addition, participation account administration fees are deposited directly by our lender clients into the applicable participation accounts. These fees represent compensation to us for providing the credit enhancement, and are distributed from the participation accounts to us monthly and are not eligible to be used as credit enhancement. Interest and fees deposited into the participation accounts are not recognized as revenue in our consolidated statement of operations. Instead, accretion due to discounting and other changes in fair value are recognized in revenue.

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

We carry participation accounts at fair value on our consolidated balance sheet. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using an estimate of prepayments, defaults and recoveries, as well as a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(9) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheet

For financial instruments recorded at fair value on our consolidated balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first quarters of fiscal 2013 and fiscal 2012, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheet:

Investments Available-for-Sale

Investments available-for-sale include GSE mortgage-backed securities and mortgage-backed securities issued by U.S. government agencies that were recorded at fair value using matrix pricing with inputs that were observable in the market or can be derived principally from or corroborated by market data. The fair value pricing was obtained from a third party pricing service and was compared to another source to validate the accuracy of the prices. These investments are classified as Level 2 in the hierarchy.

Participation Interest Account Deposits

We recorded participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At September 30, 2012 and June 30, 2012, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

Service Revenue Receivables

We recorded our service revenue receivables at fair value on our consolidated balance sheet. Our service revenue receivables consist of additional structural advisory fees and residual receivables and represent the estimated fair value of the service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, are recorded in our consolidated statement of operations within the fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward London Interbank Offered Rate (LIBOR) curve. These assumptions have not changed significantly from June 30, 2012. Our significant unobservable inputs are included below.

The following table presents financial instruments carried at fair value on our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	September 30, 2012				June 30, 2012
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$74,130	$—	$74,130	$—	$68,598	$—	$68,598
Deposits for participation interest accounts	—	—	8,979	8,979	—	—	4,039	4,039
Service revenue receivables	—	—	16,067	16,067	—	—	16,341	16,341

Total assets	$—	$74,130	$25,046	$99,176	$—	$68,598	$20,380	$88,978

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2012 and 2011. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended September 30,
	2012		2011
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$4,039	$16,341	$8,512	$29,610
Realized and unrealized gains (losses)	(26)	838	13	948
Net contributions (distributions)	4,966	(1,112)	(4,056)	(28)

Fair value, end of period	$8,979	$16,067	$4,469	$30,530

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at September 30, 2012:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$8,979	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$16,067	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and participation accounts include, but are not limited to, discount rates, default and prepayment rates and recovery rates. The forward LIBOR curve is a key observable input utilized in discounting the expected cash flows of the payment streams. There have been no significant changes in these inputs from June 30, 2012.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at September 30, 2012 and June 30, 2012 were related to the GATE Trusts and other securitization trusts we previously facilitated. Unlike the NCSLT Trusts, these trusts are very well seasoned and are not as sensitive to default rates or recovery rates because these trusts have guarantees from schools, and, in some cases, from a third party bank. As such, these guarantees help to partially negate the overall impact of any default activity. In addition, the recoveries are returned back to the schools or bank, as applicable, not the residual interest holder. Further, due to the seasoning of these education loans, they have relatively short weighted-average lives and, as such, are not significantly impacted by other assumptions, such as discount rates.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheet are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below does not necessarily incorporate the exit price concept used to record financial instruments at fair value on our consolidated balance sheet.

Cash and Cash Equivalents, Short-Term Investments, Restricted Cash and Restricted Funds Due to Clients

The carrying amount approximates fair value principally due to the short maturities of these instruments.

Mortgages

The fair value of the fixed rate mortgage portfolio was determined by discounting the cash flows using rates obtained from a third party as of the balance sheet date. The fair value of the variable rate portfolio was determined by discounting the scheduled cash flows through the estimated maturity of the loans using the interest rates offered as of the balance sheet date that reflect the current interest rate inherent in the loans. Mortgage loans were classified within Level 3 of the fair value hierarchy.

Education Loans

The fair value of education loans was determined by discounting the scheduled cash flows through the estimated maturity of the loans using interest rates offered as of the balance sheet date that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity was based on our historical repayment experience. Since the education loans held were principally variable rate, carrying value approximates fair value. This method of estimating fair value does not incorporate the exit price concept of fair value. Education loans were classified within Level 3 of the fair value hierarchy.

Time Deposits

The fair value of time deposits was determined by discounting the scheduled cash flows using the rates we offered as of the balance sheet date for deposits with similar remaining maturities. In determining our offering rates, we compare our rates on a continuous basis to other banks and competitors. As such, time deposits were classified within Level 2 of the fair value hierarchy.

Savings, Checking and Money Market Deposits

The fair value of our savings, checking and money market deposits with no stated maturity, were equal to the amounts payable upon demand.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheet at September 30, 2012 and June 30, 2012:

September 30, 2012	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$126,834	$126,834	$126,834	$—	$—
Short-term investments	60,029	60,029	60,029	—	—
Restricted cash	83,527	83,527	83,527	—	—
Mortgage loans, net of allowance	9,163	9,425	—	—	9,425
Educations loans, net of allowance	45,374	45,515	—	—	45,515
Financial liabilities:
Time deposits	$44,892	$45,002	$—	$45,002	$—
Savings, checking and money market deposits	55,728	55,728	55,728	—	—
Restricted funds due to clients	123,713	123,713	123,713	—	—

June 30, 2012	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$123,497	$123,497	$123,497	$—	$—
Short-term investments	85,007	85,007	85,007	—	—
Restricted cash	65,401	65,401	65,401	—	—
Mortgage loans, net of allowance	7,811	7,811	—	—	7,811
Educations loans, net of allowance	33,095	33,280	—	—	33,280
Financial Liabilities:
Time deposits	$43,155	$43,248	$—	$43,248	$—
Savings, checking and money market deposits	40,273	40,273	40,273	—	—
Restricted funds due to clients	104,981	104,981	104,981	—	—

(10) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate), effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our tax return for fiscal 2010 in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of September 30, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

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

•

GATE incorrectly calculated the other apportionment factor, which we refer to as the Property Factor, by excluding all income from trust-owned education loans outside of Massachusetts rather than including such income for the purposes of GATE’s Massachusetts state tax returns; and

•	All penalties assessed to FMD and GATE were abated.

The opinion to be issued by the ATB relating to the ATB Order will set out the ATB’s findings of fact and the reasons for its ruling in the ATB Order. After the ATB has issued its opinion, we will consider an appeal of the ATB Order’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the ATB Order’s other findings.

In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such accruals totaled $23.5 million at September 30, 2012, which were included in income taxes payable on our consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with tax years 2004 through 2006 for GATE. We cannot predict the timing of any such payments at this time.

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

The buyer’s rights to indemnification with respect to breaches of our other representations and warranties in the purchase agreement (the Fundamental Representations) are not subject to the Deductible or the Survival Limitation and are subject to a cap equal to the purchase price minus the aggregate amount paid by us in connection with breaches of Non-Fundamental Representations. We refer to this cap as the Fundamental Cap. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

The buyer’s rights to indemnification would not be subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation in the case of any breach or nonperformance by us or any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is not subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at September 30, 2012, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

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

(d) Assumption of Potential Contingent Liabilities of Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary, UFSB Private Loan SPV, LLC (UFSB-SPV). In connection with the restructuring, the third-party conduit lender released potential claims against Union Federal and UFSB-SPV pursuant to the indenture relating to the facility based upon events arising prior to April 16, 2010, to the extent such claims would exceed a liability limit of $20.0 million in the aggregate. Except in the case of third-party claims, neither Union Federal nor UFSB-SPV would have any liability until the conduit lender’s aggregate losses exceeded a deductible of $3.5 million, at which point Union Federal and UFSB-SPV would only be liable for amounts above the deductible up to the liability limit. Neither the liability limit nor the deductible would apply in cases of fraud, willful misconduct or gross negligence. In addition, the release was not deemed a waiver of rights previously reserved but not exercised by the conduit lender, except as specifically released pursuant to the settlement agreement in connection with the restructuring.

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

(11) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2012	2011
	(dollars and shares in thousands, except per share amounts)
Loss from continuing operations	$(13,932)	$(18,793)
Discontinued operations, net of taxes	—	(69,165)

Loss allocated to common shares outstanding	(13,932)	(87,958)

Net loss per basic and diluted common share:
From continuing operations	$(0.14)	$(0.19)
From discontinued operations	—	(0.68)

Total basic and diluted loss per share	$(0.14)	$(0.87)

Basic and diluted weighted-average common shares outstanding	102,061	101,334
Anti-dilutive common stock equivalents	8,870	9,054

For the periods in which a net loss was incurred, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include RSUs, series B non-voting convertible preferred stock and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the reporting date.

(12) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $19.1 million and $16.3 million at September 30, 2012 and June 30, 2012, respectively. During the quarter ended September 30, 2012, Union Federal received a capital contribution of $2.3 million from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	September 30, 2012	June 30, 2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	28.0%	31.3%
Total risk-based capital	8.0	10.0	28.3	31.7
Tier 1 (core) capital	4.0	5.0	11.1	11.0

As of September 30, 2012 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision (OTS) undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve.

(13) Subsequent events

On October 19, 2012, First Marblehead Education Loan Services LLC, a wholly-owned subsidiary of FMD currently d/b/a Cology LLC, acquired a substantial portion of the assets of Cology, Inc. and certain of its affiliates for $4.7 million in cash and the assumption of certain liabilities. Cology, Inc. and certain of its affiliates provided processing, disbursement and life-of-loan servicing to over 250 credit unions and lending institutions in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for fiscal 2012 filed with the Securities and Exchange Commission, or SEC, on September 12, 2012, which we refer to as our Annual Report.

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2013 as “fiscal 2013.”

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth below under “—Critical Accounting Policies and Estimates” and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 8, 2012.

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace. We provide loan programs for K-12, undergraduate and graduate students, as well as tuition planning, tuition billing, refund management and payment technology services in the United States. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are school-certified and designed to be marketed through educational institutions or to prospective student borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 to focus on fee-based revenues. Our long-term success depends on the continued development of our four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of our subsidiary Union Federal Savings Bank, which we refer to as Union Federal®, deposit accounts, to serve as a first loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans.

•

Banking services—Union Federal offers traditional retail banking products on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics expertise provide specialized insight into funding options available to our clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing, and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through our subsidiary Tuition Management Systems LLC, which we refer to as TMS.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2013.

Loan Origination

We began originating education loans based on our Monogram platform in the beginning of fiscal 2011 and providing services for two lender clients related to school-certified education loan programs funded by these lender clients based on our Monogram platform. During fiscal 2012, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing client. Our Monogram platform continues to provide us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant step in our return to the education financing marketplace.

The following table presents our loan origination metrics with respect to our Monogram-based programs for the three months ended September 30, 2012 and 2011. We refer to loans that we have approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school or applicant and any required income or employment verification as booked loans. We refer to loans for which we have disbursed loan funds on behalf of the lender as disbursed loans.

	For three months ended September 30, 2012			For three months ended September 30, 2011
	Partnered Lending	Union Federal	Total	Partnered Lending	Union Federal	Total
	(dollars in thousands)
Booked Loans	$63,089	$21,378	$84,467	$14,798	$16,481	$31,279
Disbursed Loans	33,077	12,925	46,002	7,256	7,479	14,735

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. Since we began originating the education loans at Union Federal in fiscal 2012, we have disbursed loans with weighted average FICO scores in the range of 750-760 and 84%-87% of these loans had co-signers. These credit qualities demonstrate that our strong loan growth has been accomplished while also focusing on providing loans to high credit quality borrowers.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past four years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent recently, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios have yet to experience significant adverse portfolio performance as a majority of these portfolios has yet to experience more than 12-months of seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated and, accordingly, the estimated fair value of our service revenue receivables from those trusts. The service revenue receivables that remain on our consolidated balance sheet at September 30, 2012 and June 30, 2012 have not been significantly impacted by defaults or recoveries since the trusts possess guarantees that help partially negate the overall impact of any default activity. These securitization trusts are also cash flowing, seasoned portfolios that, for the most part, have relatively short weighted-average lives.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2012 compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans that exhibited a strong credit profile. Additionally, in fiscal 2012 investors demonstrated increasing interest in longer duration ABS in the sector. We believe that, as a result of the recent market trends, there has been a tightening in credit spreads for the private education loan securitization marketplace during fiscal 2012 and the first quarter of fiscal 2013. The structure and economics of any financing transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of wider credit spreads and higher initial cash requirements on our part.

Uncertainties

Our near-term financial performance and future growth depends in large part on our ability to successfully and efficiently market our Monogram platform and TMS services and originate education loans through Union Federal so that we may grow and diversify our client base and revenues. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the results from the current peak origination season through the first quarter of fiscal 2013 demonstrate market demand for Monogram-based education loans.

We have invested in our distribution capabilities over the course of the past two years, including our school channel sales force and TMS, but we face challenges in increasing loan volumes after our prolonged absence from the marketplace. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute in the current peak origination season because we have only been operating Monogram-based loan programs since fiscal 2011.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including our subsidiary Union Federal. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality characteristics of the loan portfolios originated in the 2011-2012 and the 2012-2013 academic years will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

On October 19, 2012, FMD’s subsidiary First Marblehead Education Loan Services LLC currently d/b/a Cology LLC, which we refer to as Cology, completed its acquisition of a substantial portion of the assets of Cology, Inc. and certain of its affiliates, which we refer to as Cology, Inc., for $4.7 million in cash and the assumption of certain liabilities. Cology, Inc. provided processing, disbursement and life-of-loan servicing to over 250 credit unions and lending institutions in the United States and processed over $450 million in private education loans during the twelve month period ended June 30, 2012. We expect to loan processing services to the former customers of Cology, Inc. similar to the services provided to them by Cology, Inc. prior to the asset acquisition. In addition, we expect to provide various Monogram products and services to these customers to assist them in education loan product design, pricing, marketing, reporting and analysis, as well as education loan portfolio management services.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, one of which is our subsidiary Union Federal, or any additional lender clients, including clients acquired through our asset acquisition of Cology, Inc., during fiscal 2013. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition.

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

•	The extent to which our services and products, including our Monogram platform, Cology offerings and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	Our ability to sell Monogram products and services to customers acquired in our asset acquisition of Cology, Inc.;

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

•

The underlying loan performance of the Monogram-based loan programs, including the net default rates, unemployment rates, and the timing and amounts of excess credit enhancements that may be material to us;

•	The resolution of any appeal of the order of the Massachusetts Appellate Tax Board, or ATB, in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a VIE;

•

Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators of education loans, such as our subsidiary First Marblehead Education Resources, or FMER;

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

Our significant accounting policies are described more fully in Note 2, “Summary of Significant Accounting Policies,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

On an ongoing basis, we evaluate our estimates, assumptions and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our consolidated financial statements to be a “critical accounting estimate” where:

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

We have discussed our accounting policies with the Audit Committee of the FMD Board of Directors. We consider the following to be our critical accounting policies:

•	Whether or not to consolidate the financial results of a variable interest entity, or VIE;

•	The determination of goodwill and intangible asset impairment; and

•

Income taxes relating to uncertain tax positions accrued for under Financial Accounting Standards Board Interpretation, or FASB, No. 48, Accounting for Uncertainty in Income Taxes (now incorporated into Accounting Standards Codification, or ASC, 740, Income Taxes).

During the three months ended September 30, 2012, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Application of Critical Accounting Policies and Estimates.”

Results of Operations—Three Months Ended September 30, 2012 and 2011

Financial Results Summary

The financial results of operations include FMD and its subsidiaries for the fiscal years then ended. These results are reported through our continuing operations. Previously consolidated securitization trusts and the results of our subsidiary First Marblehead Data Services, Inc., or FMDS, are included in discontinued operations as discussed below for each of the fiscal years then ended.

Discontinued Operations

Upon our adoption of Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU 2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts, which we refer to as the Trusts, were initially subject to a default repayment guaranty by The Education Resources Institute, Inc., or TERI, while the education loans purchased by other securitization trusts, which we refer to as the NCT Trusts, were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

Consistent with our goal of refining our business model and focusing on our Monogram platform and tuition billing and payment processing services, we disposed of certain components of our business in fiscal 2012. In particular, we sold our variable interests in the Trusts, we sold our trust administrator, FMDS, and we resigned as the special servicer of the Trusts, including the NCSLT Trusts. In addition, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with our subsidiary FMER for the special servicing of the NCT Trusts, including the GATE Trusts. During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts once FMER ceased to provide special servicing to these trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As such, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for all prior periods presented.

For additional information, see Note 3, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report and Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report.

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended September 30,		Change between periods
	2012	2011	2012 - 2011
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,193	$554	$639
Interest expense	(273)	(239)	(34)

Net interest income	920	315	605
Provision for loan losses	74	172	(98)

Net interest income after provision for loan losses	994	487	507
Non-interest revenues:
Tuition payment processing fees	7,424	7,279	145
Administrative and other fees	3,415	2,389	1,026
Fair value changes to service revenue receivables	838	948	(110)

Total non-interest revenues	11,677	10,616	1,061

Total revenues	12,671	11,103	1,568
Total non-interest expenses	26,208	30,681	(4,473)

Loss from operations	(13,537)	(19,578)	6,041
Other income	—	1,124	(1,124)

Loss from continuing operations, before income taxes	(13,537)	(18,454)	4,917
Income tax expense from continuing operations	395	339	56

Loss from continuing operations	(13,932)	(18,793)	4,861
Discontinued operations, net of taxes	—	(69,165)	69,165

Net loss	$(13,932)	$(87,958)	$74,026

The net loss on a consolidated basis improved $74.0 million from a net loss of $88.0 million for the three months ended September 30, 2011 to a net loss of $13.9 million for the three months ended September 30, 2012. The net loss from continuing operations improved by $4.9 million to a net loss of $13.9 million, or $(0.14) per share on a fully diluted basis, for the three months ended September 30, 2012 from a net loss from continuing operations of $18.8 million, or $(0.19) per share on a fully diluted basis, for the three months ended September 30, 2011. The improvement in the net loss from continuing operations was largely driven by a decrease in non-interest expenses of $4.5 million coupled with an increase of $1.1 million in non-interest revenues partially offset by a decrease in $1.1 million in other income.

The net loss from discontinued operations, net of taxes totaled $69.2 million, or $(0.68) per share on a fully diluted basis, for the three months ended September 30, 2011. The revenues and expenses of discontinued operations for the three months ended September 30, 2011 were as follows:

For the three months ended September 30, 2011
(dollars in thousands)
Total revenues	$(65,931)
Total expenses	9,652
Other income	6,881

Net loss from discontinued operations, before income taxes	(68,702)
Income tax expense	463

Discontinued operations, net of taxes	$(69,165)

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses for the three months ended September 30, 2012 increased by $507 thousand, compared to the three months ended September 30, 2011. The increase resulted from an improved net interest margin primarily as a result of increased investments in our higher-yielding education loans and investment securities.

Non-Interest Revenues

Non-interest revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan origination and program support and fees related to our Monogram platform, as well as fees for portfolio management. Non-interest revenues for the three months ended September 30, 2012 were $11.7 million, up $1.1 million from the three months ended September 30, 2011. The increase was principally the result of increased loan processing and market support fees received in conjunction with our Monogram platform as a result of significantly higher partnered lending loan disbursements.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheet. At September 30, 2012, our service revenue receivables consisted of additional structural advisory fee and residual receivables and represent the estimated fair value of the service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, were recorded in our consolidated statement of operations within the fair value changes to service revenue receivables. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we recorded asset servicing fees and additional structural advisory fees related to the NCSLT Trusts. As compensation for our services related to asset servicing, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts.

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward London Interbank Offered Rate, or LIBOR, curve. See “—Financial Condition—Loans—Service Revenue Receivables” below for a more detailed description of the estimation process at September 30, 2012.

The following table summarizes the estimated increases in the fair value changes in our service revenue receivables:

	Three months ended September 30,
	2012	2011
	(dollars in thousands)
Additional structural advisory fees	$69	$479
Residuals	769	413
Asset servicing fees	—	56

Total fair value changes to service revenue receivables	$838	$948

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Three months ended September 30,		Change between periods
	2012	2011	2012 - 2011
	(dollars in thousands)
Compensation and benefits	$8,813	$10,901	$(2,088)
General and administrative:
Third-party services	5,993	6,864	(871)
Depreciation and amortization	1,006	1,234	(228)
Marketing	3,164	4,501	(1,337)
Occupancy and equipment	3,095	3,186	(91)
Servicer fees	168	169	(1)
Other	3,969	3,826	143

Total general and administrative	17,395	19,780	(2,385)

Total non-interest expenses	$26,208	$30,681	$(4,473)

Total number of employees at fiscal quarter-end	296	341	(45)

Compensation and Benefits Compensation and benefits expenses for the three months ended September 30, 2012 was $8.8 million. The decrease of $2.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was principally the result of lower headcount due to expense reduction efforts during the three months ended September 30, 2012 and certain severance costs incurred during the three months ended September 30, 2011.

General and Administrative General and administrative expenses for the three months ended September 30, 2012 decreased by $2.4 million compared to the three months ended September 30, 2011. The decrease in the three months comparison was largely driven by a decrease in marketing costs of $1.3 million related to our loan acquisition efforts and third party services of $871 thousand as a result of lower costs relating to special servicing and decreased professional fees.

Other Income

We recorded other income of $1.1 million for the three months ended September 30, 2011 due to resolution of certain matters related to the TERI reorganization. This income represented cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS has begun an audit of our tax returns for fiscal years 2007 through 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2008 and June 30, 2012.

Income tax expense from continuing operations for the three months ended September 30, 2012 and 2011 was $395 thousand and $339 thousand, respectively. Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses. As a result, we recorded a net operating loss carryforward asset as of September 30, 2012 and June 30, 2012, totaling $32.7 million and $28.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2012 and June 30, 2012. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Financial Condition

Total assets increased by $22.6 million since June 30, 2012. Total loans held-to-maturity increased by $13.6 million, or 33%, during the first three months of fiscal 2013, with increases of $12.3 million in education loans and $1.3 million in mortgage loans. Restricted cash increased by $18.1 million, offset by a decrease in restricted funds due to clients of $18.7 million. Investments available-for-sale increased by $5.5 million due to a purchase of a mortgage-backed security of $8.1 million partially offset by principal repayments and deposits in participation accounts increased by $4.9 million. Our financial position at September 30, 2012 and June 30, 2012 reflects our efforts to diversify and grow our fee-for-services platforms.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $186.9 million and $208.5 million at September 30, 2012 and June 30, 2012, respectively. Of this total, FMD and its non-bank subsidiaries held $155.0 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions at September 30, 2012. Union Federal held a total of $31.9 million in interest-bearing and non-interest-bearing deposits and money market funds at September 30, 2012. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or the OCC.

The decrease of $21.6 million resulted primarily from $10.8 million to fund operations, $4.9 million to fund deposits in participation accounts on behalf of certain of our partnered lenders as a result of higher loan origination activity, and the continued investment in higher yielding assets, including education loans.

Restricted Cash

At September 30, 2012, restricted cash on our consolidated balance sheet included cash held by TMS of $79.2 million, net of $40.0 million held at Union Federal, and restricted cash held by FMD of $4.3 million and its other non-bank subsidiaries.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease through May, the end of the school year. During fiscal 2012, TMS’ restricted cash balances ranged from a high of $346.8 million during August 2011 to a low of $55.3 million during May 2012. In December 2011, we transferred $40.0 million of TMS deposits from a third party institution to Union Federal. The deposit remains subject to a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted at Union Federal and, accordingly, is not included in restricted cash and investments in our consolidated financial statements. This treatment is consistent with how third party institutions handle cash deposits by TMS. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value on our balance sheet date. Our investment portfolio provides a source of short-term liquidity and acts as a counterbalance to our loan and deposit flows. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both September 30, 2012 and June 30, 2012. The investments available-for-sale increased by $5.5 million from $68.6 million as of June 30, 2012 to $74.1 million as of September 30, 2012 as a result of Union Federal’s purchase of $8.1 million in mortgage-backed securities during the first three months of fiscal 2013. The portfolio had generated net unrealized gains of $1.1 million and $610 thousand at September 30, 2012 and June 30, 2012, respectively, which was recognized in accumulated other comprehensive income, a component of stockholders’ equity.

The following table provides a summary of investments available-for-sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At September 30, 2012:
Government-sponsored enterprises (GSE) mortgage-backed securities	$57,516	$1,071	$—	$58,587
Mortgage-backed securities issued by U.S. government agencies	15,505	202	(164)	15,543

Total	$73,021	$1,273	$(164)	$74,130

At June 30, 2012:
GSE mortgage-backed securities	$51,972	$369	$(56)	$52,285
Mortgage-backed securities issued by U.S. government agencies	16,016	299	(2)	16,313

Total	$67,988	$668	$(58)	$68,598

At September 30, 2012 and June 30, 2012, two and three investment securities totaling $9.0 million and $16.0 million, respectively, had unrealized losses of $164 thousand and $58 thousand, respectively, and had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell, or will be required to sell, the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at September 30, 2012 and June 30, 2012 were temporary in nature.

Loans

At September 30, 2012 and June 30, 2012, we classified all education loans and substantially all mortgage loans as held-to-maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	September 30, 2012	June 30, 2012
	(dollars in thousands)
Education loans held-to-maturity, net	$45,374	$33,095
Mortgage loans held-to-maturity, net	9,163	7,811

Education Loans Held-to-Maturity

We began originating Monogram-based loans through Union Federal in fiscal 2012. At September 30, 2012 and June 30, 2012, education loans outstanding primarily consisted of education loans held by Union Federal, totaling $45.6 million and $33.3 million, respectively. Other education loans consisted of loans totaling $1.1 million at both September 30, 2012 and June 30, 2012 that were transferred by Union Federal to FMD in 2009 prior to the launch of our Monogram platform. These loans were fully reserved for at September 30, 2012 and June 30, 2012.

The increase of $12.3 million in education loans at September 30, 2012 from June 30, 2012 was related to disbursed education loans through our Monogram platform at Union Federal.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	September 30, 2012	June 30, 2012
	(dollars in thousands)
Gross loan principal outstanding	$46,734	$34,404
Allowance for loan losses	(1,360)	(1,309)

Education loans held-to-maturity, net of allowance	$45,374	$33,095

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity during the first quarter of fiscal 2013 and fiscal 2012:

	Three months ended September 30,
	2012			2011
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$34,404	$(1,309)	$33,095	$1,336	$(1,336)	$—
Disbursements of principal to borrowers	12,925	—	12,925	7,479	—	7,479
Principal receipts from borrowers	(794)	—	(794)	(213)	—	(213)
Interest capitalized on loans in deferment and forbearance	17	—	17	5	(5)	—
Interest capitalized on defaulted loans	15	(15)	—	—	—	—
Provision for loan losses	—	131	131	—	181	181
Net charge-offs (recoveries):
Charge-offs	(18)	18	—	(104)	104	—
Recoveries on defaulted loans	185	(185)	—	201	(201)	—

Net charge-offs	167	(167)	—	97	(97)	—

Balance, end of period	$46,734	$(1,360)	$45,374	$8,704	$(1,257)	$7,447

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

At September 30, 2012 and June 30, 2012, there were $36 thousand and $54 thousand, respectively, of educations loans that were on non-accrual status and no education loans that had specific reserves. These loans consisted of loans that were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. Due to the nature and extent of the Monogram-based education loans issued through Union Federal, none of these loans were greater than 120 days past due at September 30, 2012 and June 30, 2012.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation through our projection of defaults.

The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Weighted-average FICO score	752	753
Co-signers	84.2%	84.8%
Delinquent loans	0.19%	0.03%

The following table provides additional information on the status of education loans outstanding:

	September 30, 2012	As a percentage of total	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$197	0.4%	$171	0.5%
In school and in deferment	19,459	41.6	14,781	43.0
In repayment, classified as:
Current: ≤30 days past due	26,823	57.4	19,289	56.0
Delinquent: >30 days past due, but ≤120 days past due	219	0.5	109	0.3
Delinquent: >120 days past due, but ≤180 days past due	36	0.1	54	0.2
In default: >180 days past due, but not yet charged-off	—	—	—	—

Total gross loan principal outstanding	$46,734	100.0%	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$36	0.1%	$54	0.2%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	8	0.0	11	0.0

We use the following terms to describe borrowers’ payment status:

In School and In Deferment Pursuant to the terms of the education loans, a borrower is eligible to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. At the end of the deferment period, any remaining accrued but unpaid interest is capitalized and added to principal outstanding. At September 30, 2012, approximately 42% of education loans were in school and in deferment.

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

Forbearance Pursuant to the terms of the education loans, a borrower may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

•	Basic forbearance—Cessation of all contractual payments for a maximum allowable forbearance period of one year, granted in three-month increments.

•

Alternative payment plans—Pursuant to an alternative payment plan, a borrower can make a reduced payment for a limited period of time. The amount of the payment varies depending on the program and may be set at a fixed dollar amount, a percentage of contractual required payments or interest-only payments. Generally, approval for alternative payment plans is granted for a maximum of six to 24 months, depending on the program. Although these plans are available as part of our Monogram-based programs, they have not been substantially utilized due to the seasoning of our Monogram-based education loan portfolio.

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

Mortgage Loans Held-to-Maturity

Through Union Federal we carry a held-to-maturity portfolio of mortgage loans. We maintain an allowance for loan losses for our mortgage loan portfolio held-to-maturity on a specific-identification basis when the loan becomes 30 days past due or the borrower makes modified payments. We set the allowance for loan losses at an amount believed to be adequate so that the net carrying value of the mortgage loan does not exceed the net realizable value of the collateral. In addition, we establish a general allowance for loan losses for mortgage loans less than 30 days past due based upon characteristics attributable to the loans in the portfolio and the related collateral. A mortgage loan for which we have foreclosed on the property is reclassified to other real estate owned, a component of other assets, and is carried at estimated net realizable value after any initial write-downs through the allowance for loan losses. We do not have any mortgage loans greater than 90 days past due that are accruing interest.

Service Revenue Receivables

We record our service revenue receivables at fair value on our consolidated balance sheet. At September 30, 2012 and June 30, 2012, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represented the estimated fair value of the service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part related to the GATE Trusts and other securitization trusts we previously facilitated.

Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, are recorded in our consolidated statement of operations within the fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Such estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward LIBOR curve.

The following table summarizes the fair value of our service revenue receivables on our consolidated balance sheet as of the dates indicated:

	September 30, 2012	June 30, 2012
	(dollars in thousands)
Additional structural advisory fees	$2,716	$3,170
Residuals	13,351	13,171

Total fair value of service revenue receivables	$16,067	$16,341

Sensitivity to Changes in Assumptions

As noted above, the service revenue receivables recorded at June 30, 2012 were related to the GATE Trusts and other securitization trusts we previously facilitated. Unlike the NCSLT Trusts, these trusts are very well seasoned and are not as sensitive to default rates or recovery rates because these trusts have guarantees from schools and, in some cases, from a third party bank. As such, these guarantees help to partially negate the overall impact of default activity. In addition, the recoveries are returned back to the schools or bank, as applicable, not the residual interest holder. Further, due to the seasoning of these education loans, they have relatively short weighted-average lives and, as such, are not significantly impacted by other assumptions, such as discount rates. At September 30, 2012, there were no significant changes to the recovery, default, prepayment and discount rate assumptions used.

Goodwill & Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years, and technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our consolidated statement of operations.

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

In 2012, we evaluated our goodwill for impairment on May 31, which is our annual impairment testing date, and concluded that the fair market value of the TMS reporting unit was greater than 10% in excess of our recorded book value and, therefore, was not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS reporting unit. There have been no indicators of impairment since that date.

Various assumptions go into our assessment of whether there is any goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Campus Advantage products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower than planned adoption rates of refund management and Campus Advantage products, higher expense levels incurred to provide services to TMS’ clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of our school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables.

During the quarter ended September 30, 2012, we recorded amortization expenses on our intangible assets of $533 thousand, which reduced our balance of intangible assets from $20.9 million at June 30, 2012 to $20.4 million at September 30, 2012.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At September 30, 2012, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased during the three months ended September 30, 2012 from June 30, 2012 as a result of our net loss of $13.9 million partially offset by an increase in additional paid in capital for stock compensation of $1.1 million and a $499 thousand increase in accumulated other comprehensive income for the net unrealized gains on the investments available-for-sale portfolio, net of tax.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts.

The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges. See Note 2, “Summary of Significant Accounting Policies—Consolidation” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for a discussion of our determination to not consolidate these securitization trusts.

Consolidated Average Balance Sheet

The following table reflects our consolidated average balance sheet, net interest income and yields earned and paid on interest-earning assets and interest-bearing liabilities from continuing operations:

	Three months ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$128,380	$53	0.16%	$211,652	$84	0.16%
Short-term investments	69,239	102	0.59	50,000	57	0.45
Interest-bearing restricted cash	21,372	22	0.40	129,676	242	0.74
Investments available-for-sale	69,823	348	1.98	10,787	70	2.57
Education loans held-to-maturity	37,610	590	6.22	1,445	22	5.94
Mortgage loans held-to-maturity	8,720	78	3.56	6,824	79	4.63

Total interest-earning assets	335,144	1,193	1.41	410,384	554	0.54
Non-interest-bearing cash	1,054			2,230
Allowance for loan losses and lower of cost or fair value adjustments	(1,947)			(2,225)
Other assets	173,211			130,280

Total assets	$507,462			$540,669

Liabilities:
Time and savings account deposits	$48,891	$125	1.02%	$41,830	$98	0.93%
Money market account deposits	40,046	108	1.07	21,747	60	1.09
Other interest-bearing liabilities	2,607	40	6.10	5,456	81	5.95

Total interest-bearing liabilities	91,544	273	1.18	69,033	239	1.38
Non-interest-bearing deposits	—			5
All other liabilities	195,838			224,463

Total liabilities	287,382			293,501

Stockholders’ equity	220,080			247,168

Total liabilities and stockholders’ equity	$507,462			$540,669

Total interest-earning assets	$335,144			$410,384

Net interest income		$920			$315

Net interest margin			1.09%			0.30%

Analysis of changes in net interest income

	Change between periods for three months ended September 30,
	2012 - 2011
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(34)	$3	$(31)
Short-term investments	28	17	45
Interest-bearing restricted cash	(108)	(112)	(220)
Investments available-for-sale	294	(16)	278
Education loans held-to-maturity	567	1	568
Mortgage loans held-to-maturity	17	(18)	(1)

Total interest income			639

Time and savings account deposits	18	9	27
Money market account deposits	49	(1)	48
Other interest-bearing liabilities	(43)	2	(41)

Total interest expense			34

Net increase in net interest income			$605

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

Net cash used in operating activities of continuing operations for the three months ended September 30, 2012 was $19.9 million, compared with net cash used in operating activities of continuing operations of $9.8 million for the three months ended September 30, 2011. The increase in cash used was principally the result of the change in net funding of participation accounts of $9.0 million as the September 30, 2011 period included a $4.0 million return of cash.

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

Net cash provided by investing activities of continuing operations for the three months ended September 30, 2012 was $6.1 million, compared with net cash used in investing activities of continuing operations of $17.6 million for the three months ended September 30, 2011. The improvement of $23.7 million was primarily due to maturities of short-term investments of $25.0 million, and a reduction in $4.8 million in net purchases of investments available-for-sale partially offset by an increase in education loans held-to-maturity of $4.9 million. Net cash provided by financing activities of continuing operations was $17.1 million for the three months ended September 30, 2012, primarily reflecting an increase in deposits. Net cash provided by financing activities of continuing operations was $5.8 million for the three months ended September 30, 2011, primarily reflecting an increase in deposits.

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

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, an Federal Deposit Insurance Corporation, or FDIC, insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal and TMS, and capital expenditures;

•	The extent to which our services and products, including Monogram-based loan programs and TMS offerings, gain market share and remain competitive at pricing levels favorable to us;

•

The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in challenges to tax refunds previously received in the amount of $176.6 million in connection with our sale of the Trust Certificate;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to access wholesale financing opportunities within Union Federal to help meet the liquidity needs generated by Monogram-based loans;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions FMD may make to Union Federal;

•

The resolution of any appeal of the order issued by the Massachusetts Appellate Tax Board on November 9, 2011, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns for fiscal 2004 through fiscal 2006, which could also affect our state tax liabilities in subsequent tax years through fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized;

Liquidity is required for capital expenditures, working capital, business development expenses, business acquisitions, income tax payments, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital markets transactions and maintaining the regulatory capital of Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have in past periods taken certain broad measures to reduce the risk related to education loans and residual receivables on our consolidated balance sheet, to change our fee structure and to add new products and reduce our overhead expenses. See Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Overview,” for an expanded description of actions taken by us since fiscal 2009 in response to the economic challenges facing us. In addition, the FMD Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at September 30, 2012:

(dollars in thousands)
Within three months	$222
Three to six months	2,460
Six months to twelve months	7,589
Greater than twelve months	9,041

Total time deposits >$100 thousand	$19,312

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. Included in restricted cash on our consolidated balance sheet are recoveries on defaulted education loans due to our portfolio management clients (primarily securitization trusts facilitated by us), undisbursed education loan proceeds for our loan origination clients and tuition payments in custody at other financial institutions. These cash balances are recorded as restricted cash on our consolidated balance sheet because they are deposited in segregated depository accounts. Included in restricted funds due to clients on our consolidated balance sheet were tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to students or schools.

Line of Credit

At September 30, 2012, through Union Federal we had $70.3 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at September 30, 2012 or June 30, 2012.

Support of Subsidiary Bank

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Union Federal’s equity capital was $19.1 million at September 30, 2012, up from $16.3 million at June 30, 2012, principally due to a $2.3 million capital contribution paid to Union Federal by FMD during the three months ended September 30, 2012. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2012 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Board of Governors of the Federal Reserve System, or the Federal Reserve.

FMD is subject to regulation, supervision and examination by the Federal Reserve as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2012	June 30, 2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	28.0%	31.3%
Total risk-based capital	8.0	10.0	28.3	31.7
Tier 1 (core) capital	4.0	5.0	11.1	11.0

Non-GAAP Measure: Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” that was not prepared in accordance with GAAP. We define “net operating cash usage” to approximate cash required to fund our operations. “Net operating cash usage” is not directly comparable to our consolidated statement of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourage the use of, and emphasis on, non-GAAP financial metrics and require companies to explain why a non-GAAP financial metric is relevant to management and investors.

Management and the FMD Board of Directors use this non-GAAP financial metric, in addition to GAAP financial measures, as a basis for measuring and forecasting our core operating performance and comparing such performance to that of prior periods. This non-GAAP financial measure is also used by us in our financial and operational decision-making.

We believe that the inclusion of this non-GAAP financial metric helps investors to gain a better understanding of our results, including our non-interest expenses and liquidity position. In addition, our presentation of this non-GAAP financial measure is consistent with how we expect that analysts may calculate their estimates of our financial results in their research reports and with how clients, investors, analysts and financial news media may evaluate our financial results.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three months ended September 30, 2012 and 2011 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	September 30,
	2012	2011
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(13,537)	$(18,454)
Adjustments to net loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(838)	(948)
Depreciation and amortization	1,006	1,234
Stock-based compensation	1,068	1,342
TMS deferred revenue	1,458	781
Cash receipts from trust distributions	1,112	28
Other, net of cash flows from FMDS in 2011	(1,107)	147

Non-GAAP net operating cash usage	$(10,838)	$(15,870)

“Net operating cash usage” for the three months ended September 30, 2012 decreased by $5.0 million compared to the three months ended September 30, 2011. The decrease of $5.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was largely the result of a decrease in non-interest expenses of $4.5 million driven principally by decreases of $2.1 million in compensation and benefits expenses, $1.3 million in marketing costs and $871 thousand in third party services and increased cash receipts from trust distributions of $1.1 million offset by $1.1 million of cash flows related to FMDS not received in the three months ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration. Demand deposits are generally subject to daily re-pricing, and time deposits are generally re-priced at maturity. Our interest bearing assets are largely made up of our investments available-for-sale, education loans, mortgages and cash in interest bearing accounts.

Our education loan portfolio primarily consists of variable rate loans which reprice in accordance with LIBOR. As such, as market rates increase or decrease, our interest bearing assets are likely to be immediately impacted while our interest bearing liabilities are slower to reprice. Less than 45.2% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from September 30, 2012. Approximately 42.8% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from September 30, 2012. As a result of our decision in the third quarter of fiscal 2011 to retain ownership of Union Federal, we have increased the volume of customer deposits, begun lengthening the average maturities of our customer deposits, and converted a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets including Monogram-based education loans and investment securities, increasing our net interest margin and also decreasing some of our exposure to interest risk. The time deposits at Union Federal had a weighted-average life of approximately 396 days at September 30, 2012.

Deposit pricing is subject to regular examination by a committee of senior managers from Union Federal and FMD’s Finance and Risk and Compliance Departments. The committee considers competitors’ pricing, inflows and outflows of deposit balances and Union Federal’s funding requirements to make pricing decisions in order to attain the desired volume of deposits in each given duration and product type.

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 38.1% of Union Federal’s mortgage loans and all of its education loans had variable interest rates at September 30, 2012. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. Cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates and the immateriality of net interest income at September 30, 2012. Further, increases in interest rates may have an adverse impact on our consolidated balance sheet as the unrealized gains and losses on the investment available-for-sale portfolio would result in unrealized losses.

We use current market interest rates and our expectations of future interest rates to estimate fair value of service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

TERI Database Dispute

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order. The Database Order stated that a June 2008 order issued by the Bankruptcy Court was not intended to extend the contractual restrictions applicable to TERI beyond May 31, 2010, which was two years following the termination by TERI of our 2001 database sale and supplementation agreement. On December 23, 2010, FMD filed an appeal of the Database Order in the United States District Court for the District Court of Massachusetts, which we refer to as the District Court (Civil Action No. 11-10241 (DPW)). On December 8, 2011, the District Court issued an order affirming the Database Order, which we refer to as the District Court Order. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the United States Court of Appeals for the First Circuit, which we refer to as the First Circuit. Following a mandatory settlement conference, FMD filed its opening brief in the First Circuit on February 28, 2012. On May 18, 2012, TERI responded to FMD’s opening brief by filing a motion to dismiss the appeal on mootness grounds. FMD filed an opposition to that motion on May 29, 2012. On September 19, 2012, the First Circuit denied TERI’s motion to dismiss. On October 3, 2012, TERI filed with the First Circuit its opening brief and filed a motion to dismiss the appeal on mootness grounds. FMD filed an opposition to the motion to dismiss on October 15, 2012. The matter is now pending before the First Circuit.

There were no material developments during the first quarter of fiscal 2013 in the matters entitled “Internal Revenue Service Audit” and “Massachusetts Appellate Tax Board Matters” included in Item 3 of Part I of our Annual Report.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	Challenges exist in implementing revisions to our business model.

•	The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

•	If competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

•

We have consolidated and subsequently deconsolidated certain securitization trusts in our financial results and we may be required to consolidate and deconsolidate VIEs in the future, which would result in significant changes to the presentation of our consolidated financial statements.

•	If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•	The price of our common stock may be volatile.

In addition, we added a risk factor entitled “We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of the operating assets of Cology” and deleted the risk factors entitled “We may acquire other businesses, and we may have difficulty integrating these businesses or generating an acceptable return from acquisitions” and “ASC 810 may result in increased volatility in our reported financial condition and results of operations.”

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements with two lender clients and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. On June 30, 2011, we launched two Monogram-based loan programs through Union Federal and began accepting applications under these programs on July 1, 2011. In November 2011, we began offering refund management services to education institutions and students through TMS. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing lender client. On October 19, 2012, we completed our acquisition of a substantial portion of the assets of Cology, Inc. Cology, Inc. provided processing, disbursement and life-of-loan servicing to over 250 credit unions and lending institutions in the United States. Successful sales of our service offerings, particularly our Monogram platform, Cology services and TMS services, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. We are uncertain of the total application volume for fiscal 2013 and beyond, the extent to which application volume will ultimately result in disbursed loans and the overall characteristics of the disbursed loan portfolio.

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

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that we have originated to date and those contemplated by our four lender clients’ Monogram-based loan programs. We have been required to expend capital to support loan volume under our Monogram platform. Specifically, a portion of the loan volume to date under our Monogram platform has been originated by our subsidiary Union Federal and we have been further required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital markets advance rates, including the re-emergence of subordinated bonds in the private education loan securitization market, than are available today.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of loan programs based on our Monogram platform.

Through November 8, 2012, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including our subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’

Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through November 8, 2012. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

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

In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation accounts or, in the case of Union Federal, deposit accounts to serve as a first-loss reserve for defaulted program loans. We have limited amounts of cash available to offer to prospective clients, and there is a risk that lenders will not enter into loan program agreements with us unless we offer credit enhancement. We expect that the amount of any such credit enhancement arrangement offered to a particular lender would be determined based on the particular terms of the lender’s loan program, including the anticipated size of the lender’s program and the underwriting guidelines of the program, as well as the particular terms of our business relationship with the lender. Should additional lenders require credit enhancement from us as a condition to entering into a loan program agreement, our growth may be constrained by the level of capital available to us. In addition, growth of Union Federal’s Monogram-based loan programs may be constrained by the amount of capital we are able to provide.

We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the loan programs. As of September 30, 2012, the balance of our funded credit enhancements was $9.0 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

Our Monogram platform is based on proprietary scoring models and risk mitigation and pricing strategies that we have developed. We have limited experience with the actual performance of loan portfolios generated by lenders based on our Monogram platform, and we may need to adjust marketing, pricing or other strategies from time to time based on the distribution of loan volume among credit tiers or competitive considerations. We must closely monitor the characteristics and performance of each lender’s loan portfolio in order to suggest adjustments to the lenders’ programs and tailor our default prevention and collection management strategies. The infrastructure that we have built for such monitoring requires extensive operational and data integration among the loan servicer, multiple default prevention and recovery collection agencies and us. To the extent that our infrastructure is inadequate or we are otherwise unsuccessful in identifying portfolio performance characteristics and trends, or to the extent that lenders are unwilling to adjust their loan programs, our risk of losing amounts deposited in the participation accounts or, in the case of Union Federal, deposit accounts, may increase.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the program loans, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs, in order to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to Union Federal’s Monogram-based loan programs. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal education loans and eliminated the Federal Family Education Loan Program, or FFELP, as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

The outsourcing services market for education financing is competitive and if we are not able to compete effectively, our revenues and results of operations may be adversely affected.

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, than we are. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us. These disadvantages for us are particularly acute in the current peak season because we have only been operating Monogram-based loan programs since fiscal 2011.

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Fynanz Inc. and Campus Door Holdings Inc. compete directly with Cology and Sallie Mae, Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS.

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

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and derive the estimates and assumptions we make in preparing our consolidated financial statements and cash flow models. We have also developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our education loan database and loan information processing system provide us with a competitive advantage in offering our services. A third party could create or acquire databases and systems such as ours, especially in light of the transition of our special servicing to third parties , and TERI possesses certain historical information related to loans formerly guaranteed by TERI. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past three fiscal years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the Bankruptcy Court a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued the Database Order, which was affirmed by the District Court in December 2011. The Database Order stated that a June 2008 order issued by the Bankruptcy Court was not intended to extend the contractual restrictions applicable to TERI beyond May 31, 2010, which was two years following the termination by TERI of our 2001 database sale and supplementation agreement. This matter is now pending before the First Circuit. See Item 1, “Legal Proceedings—TERI Database Dispute” included in Part II of this quarterly report for additional information. If we are not successful in preventing TERI from selling, licensing or transferring the subset of our database that we provided in 2008, the competitive advantage of our loan database could diminish.

If we are unable to protect the confidentiality of our proprietary information and processes, the value of our services and technology could be adversely affected.

We rely on trade secret laws and restrictions on disclosure to protect our proprietary information and processes. We have entered into confidentiality agreements with third parties and with most of our employees to maintain the confidentiality of our trade secrets and proprietary information. These methods may neither effectively prevent use or disclosure of our confidential or proprietary information nor provide meaningful protection for our confidential or proprietary information if there is unauthorized use or disclosure. Although we sought in the context of the TERI reorganization to limit TERI’s rights with respect to a historical loan database that we provided in 2008, the Bankruptcy Court issued the Database Order in December 2010, which was affirmed by the District Court in December 2011. This matter is now pending before the First Circuit. See Item 1, “Legal Proceedings—TERI Database Dispute” included in Part II of this quarterly report for additional information. We may not be successful in preventing TERI from selling, licensing or transferring that database.

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

As of September 30, 2012, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of the operating assets of Cology, Inc.

Our acquisition of the operating assets of Cology, Inc. is an important transaction for us. We have made several assumptions regarding cost and revenue synergies in connection with the acquisition, many of which are dependent upon how successful we are in integrating the business of Cology. The difficulties of integrating Cology’s operations include, among other things:

•	Retaining customers;

•	Consolidating corporate and administrative functions;

•	Coordinating sales and marketing functions;

•	The ability to sell Monogram products and services to Cology clients;

•	Persuading employees that the First Marblehead and Cology business cultures are compatible, maintaining morale and retaining key employees; and

•

The difficulty of integrating Cology’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of each company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of Cology’s operations could harm our business, results of operations, financial condition or prospects.

Risks Related to Our Financial Reporting and Liquidity

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the ATB.

Effective March 31, 2009, we completed the sale of the Trust Certificate. The sale generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the Trust Certificate. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs. As of September 30, 2012, the IRS had not issued any notice of proposed adjustment in connection with its audit.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order, which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion and could include a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner may also consider an appeal of the ATB Order’s findings. We have accrued for an aggregate income tax liability of $23.5 million as of September 30, 2012 related to this matter. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such potential tax payments were included on our consolidated balance sheet under income taxes payable. We cannot predict the timing of any such payments at this time.

See Note 10, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the IRS audit and the ATB matters.

We have consolidated and subsequently deconsolidated certain securitization trusts in our financial results and we may be required to consolidate and deconsolidate VIEs in the future, which would result in significant changes to the presentation of our consolidated financial statements and may result in increased volatility in our reported financial condition and results of operations.

Effective July 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which amended the accounting for consolidation of VIEs. We are required to continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate.

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

We continue to monitor our involvement with each unconsolidated VIE for which we perform services related to default prevention and collections management. We have determined that we are not the primary beneficiary of any unconsolidated VIE due to the sole, unilateral rights of other parties to terminate us in our role as service provider, or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the range of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of each of our VIEs, any decision to consolidate or deconsolidate a VIE could result in significant changes to our reported assets and liabilities and results of operations during the fiscal quarter in which the change occurs and could make comparisons of our financial performance between periods challenging to investors.

For example, upon our adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010, we consolidated 11 NCSLT Trusts and 3 GATE Trusts, and we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As of November 14, 2011, we deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings. We recognized a non-cash gain of $1.24 billion in our consolidated statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. As of March 31, 2012, we deconsolidated $258.4 million of total assets and $260.1 million of total liabilities of the GATE Trusts. We recognized a non-cash gain of $1.7 million in our consolidated statement of operations upon deconsolidation, representing the accumulated deficits in these trusts. We also recognized an additional gain of $9.2 million at the time of deconsolidation, representing the residual interests related to the GATE Trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million upon the deconsolidation event. See Note 3, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

The accounting for these matters is complex. Changes in circumstances or technical interpretations of ASU 2009-17 could result in additional consolidation or deconsolidation of VIEs, which could materially affect our consolidated financial statements and make analysis of our financial standing difficult. As we continue to execute our business model, we may be required to consolidate future financing transactions in accordance with ASU 2009-17.

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary materially from those reflected in our consolidated financial statements.

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, income taxes relating to uncertain tax positions accrued for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (now incorporated into ASC 740, Income Taxes), the valuation of our deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

Because our estimates rely on quantitative and qualitative factors, including our historical experience, to predict default, recovery and prepayment rates, management’s ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

If the actual performance of the education loan portfolios held by us, or our clients who hold Monogram-based loans were to vary appreciably from the assumptions we use, we may need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual service revenues or releases from participation accounts could be significantly less than reflected in our current consolidated financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions.

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

As a result of higher interest rates, other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates. If the prepayment or default rates increase for the education loans held by us or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and our participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of our common stock and could also prevent, or make more challenging, any future portfolio funding transactions.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. We may require additional funds for our products, operating expenses, including expenditures relating to TMS and Cology, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of September 30, 2012, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail or delay plans for TMS or Cology or further scale back our expenses. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 13, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At September 30, 2012, we had $19.5 million of goodwill and $20.4 million of intangible assets related to our acquisition of TMS. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

Our financial and operational results are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. We expect this seasonality of education loan originations to continue as we re-enter the market and expect it to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate loan application volume and process the higher origination activity. In addition, TMS’ financial and operating results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year. In addition, TMS holds restricted cash that represents tuition payments collected from students or their families on behalf of educational institutions. This cash is generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease through May, the end of the school year. During fiscal 2012, TMS’ restricted cash balances ranged from a high of $346.8 million during August 2011 to a low of $55.3 million during May 2012.

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

The success of our business may depend on our ability to structure securitizations or other funding transactions for our clients’ loan portfolios. Several factors have had, and may continue to have, a material adverse effect on both our ability to structure funding transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

•	Volatility in the capital markets generally or in the education loan ABS sector specifically, which could continue to restrict or delay our access to the capital markets;

•	Our inability to generate sufficient loan volume through our Monogram platform;

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

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies or credit facility providers; and

•	Changes to bankruptcy laws that change the current non-dischargeable status of private education-related loans, which could materially adversely affect recovery rates on defaulted loans.

Recent legislation will affect the terms of future securitization transactions.

The SEC has proposed new rules governing ABS issuance that, due to the requirements for risk retention, may affect the desirability of issuing ABS as a funding strategy. In addition, the Dodd-Frank Act grants federal banking regulators substantial discretion in developing specific risk retention requirements for all types of consumer credit products and requires the SEC to establish new data requirements for all issuers, including standards for data format, asset-level or loan-level data, the nature and extent of the compensation of the broker or originator and the amount of risk retention required by loan securitizers.

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

We facilitated and structured a number of special purpose trusts that have been used in securitizations to finance education loans that our clients originated, including securitization trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those securitization trusts have issued, we could be deemed responsible and could be liable to those investors for damages. We could also be liable to investors or other parties for certain updated information that we have provided subsequent to the original ABS issuances by the trusts. If we have failed to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts made statements that were misleading in any material respect in information delivered to investors in any securities or if we breach any duties as the structuring advisor, administrator or special servicer of the securitization trusts, it is possible that we could be sued and ultimately held liable to an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections guidelines and may increase if the performance of the securitization trusts’ loan portfolios degrades, and rating agencies over the past several years have downgraded various ABS issued by the trusts we facilitated. TERI’s confirmed plan of reorganization provides exculpation for certain of our actions as administrator of the securitization trusts in connection with the TERI reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI reorganization. Investigations by state Attorneys General, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. The Student Loan Ombudsman recently issued its first Annual Report, which we refer to as the Report. The Report focused on issues relating to private education loan servicing. The Report noted that most private education loans do not have certain borrower protections that are common in federal education loans, such as income-based repayment plans, discharges upon death or military deferments. The Report compared education loan servicing to mortgage loan servicing, noting that, like mortgage borrowers, private education loan borrowers make their payments and inquiries to loan servicers, which are often different than the lender itself. The Report noted that of the approximately 2,900 complaints that the CFPB has received regarding education loans, only 5% concerned borrower issues relating to obtaining the loan, the aspect of the process in which we operate. However, many of the servicing issues noted by the Report could have consequences for us, as they may indicate areas in which the CFPB will seek to create further consumer disclosures or take other actions that relate to the origination process. These issues include the Report’s concern that borrowers are often unable to refinance their private education loans at lower rates following the beginning of repayment, the fact that co-signers (such as parents or relatives) may have difficulties removing themselves from liability on the loan, and concerns about consumer confusion about differences among education loans regarding how much they owe and how deferment and forbearance may work.

Over the past several months, the CFPB has recently entered into consent orders with a number of creditors with a focus on the marketing by those creditors of ancillary products such as debt cancellation protection and whether the creditors (or the vendors to which the creditors had outsourced the telemarketing) had unfairly or deceptively described their products. Especially in light of the concerns noted in the Report that private education loan borrowers may not have fully understood all the terms and conditions of their different loans, we expect private education loan marketing practices to be carefully scrutinized.

The CFPB’s initiatives and similar efforts with respect to other credit and retail banking products could increase our costs and the complexity of our operations. See Item 1, “Business—Government Regulation” included in Part I of the Annual Report for additional information.

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

Union Federal is subject to regulation, supervision and examination by the OCC and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could result in initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and our consolidated financial statements. We have in the past been required to make capital infusions to Union Federal, and regulatory authorities could require us to make additional capital infusions or to take other corrective measures in the future.

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

A Supreme Court decision, and recent legislative proposals, could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partnered lenders.

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

In May 2011, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would generally end the bankruptcy exemption from dischargeability for certain private education loans. If enacted as initially proposed, both bills would apply retroactively to private education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. If the May 2011 bills are enacted in this Congress, such legislation could adversely affect the performance of the education loans under our Monogram platform. In addition, the May 2011 bills, if enacted, may restrict the availability of capital to fund education loans and may increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

In addition, the recent report on private education lending released by the CFPB recommended that the U.S. Congress reconsider the advisability of continuing the current non-dischargeable status of private education loans.

Recent legislative proposals could affect the prepayment of education loans. If the legislative proposals are enacted, they could adversely affect the loan portfolio performance of our Monogram platform.

In the last Congress, legislation was introduced in both the U.S. Senate and the U.S. House of Representatives that would have allowed education loan borrowers to “swap” their private education loan debt for federal unsubsidized Stafford or graduate/professional Parent Loan for Undergraduate Students, or PLUS, debt to the extent that previous Stafford or PLUS loans, as applicable, to such borrowers had not exceeded the aggregate limits established by federal law for such loans. Similar legislation was introduced in the U.S. House of Representatives in 2012. If such legislation is enacted, borrowers with Monogram-based loans could exchange their private education loans for federal Stafford, PLUS, and/or Direct Consolidation loans. Accordingly, any such bill could adversely affect the performance of the loan portfolio performance of our Monogram platform.

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

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, our TMS offerings and our Cology offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

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

Insiders and other shareholders that own large blocks of our common stock have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers owned approximately 9.5% of the outstanding shares of our common stock as of September 30, 2012, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested and unvested stock options. In addition, affiliates of GS Capital Partners, or GSCP, hold shares of preferred stock convertible into 8,846,733 additional shares of our common stock. Affiliates of GSCP have agreed not to convert shares of preferred stock if, after giving effect to any such conversion, they and their affiliates would own more than 9.9% of our outstanding shares of common stock, however, approximately 5,253,584 additional shares of common stock could be issued to affiliates of GSCP upon conversion of shares of preferred stock before they and their affiliates would own more than 9.9% of our outstanding shares of common stock. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information for the fiscal quarter ended September 30, 2012 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1—31, 2012	—	—	—	N/A
August 1—31, 2012	1,754	$1.15	—	N/A
September 1—30, 2012	58,279	1.16	—	N/A

Total Purchases of Equity Securities(1)	60,033	$1.16	—

(1)	Participants in our 2003 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: November 8, 2012	By:	/s/ Kenneth Klipper
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)††	Loan Program Agreement, dated as of August 2, 2012, by and among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	Instance Document

101.SCH(2)	Taxonomy Extension Schema Document

101.CAL(2)	Taxonomy Calculation Linkbase Document

101.LAB(2)	Taxonomy Label Linkbase Document

101.PRE(2)	Taxonomy Presentation Linkbase Document

101.DEF(2)	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012.
(2)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.
††	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.