Form 10-Q
period 2012-12-31
FIRST MARBLEHEAD CORP
filed 2013-02-08
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 5, 2013, the registrant had 111,110,152 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2012	June 30, 2012
ASSETS
Cash and cash equivalents	$127,408	$123,497
Short-term investments, at cost	55,095	85,007
Restricted cash	127,793	65,401
Investments available-for-sale, at fair value	80,068	68,598
Education loans held-to-maturity, net of allowance of $1,464 and $1,309	50,661	33,095
Mortgage loans held-to-maturity, net of allowance of $604 and $591	10,313	7,811
Deposits for participation interest accounts, at fair value	9,637	4,039
Service revenue receivables, at fair value	16,004	16,341
Goodwill	20,066	19,548
Intangible assets, net	25,518	20,922
Property and equipment, net	5,928	4,570
Other assets	9,732	8,976

Total assets	$538,223	$457,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$126,680	$83,428
Restricted funds due to clients	167,447	104,981
Accounts payable, accrued expenses and other liabilities	14,843	18,133
Income taxes payable	24,381	23,414
Net deferred income tax liability	1,070	861

Total liabilities	334,421	230,817
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 0 and 133 shares issued and outstanding	—	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 119,780 and 110,658 shares issued; 111,060 and 102,002 shares outstanding	1,197	1,106
Additional paid-in capital	454,785	452,726
Accumulated deficit	(66,842)	(40,627)
Treasury stock, 8,720 and 8,656 shares held, at cost	(186,901)	(186,828)
Accumulated other comprehensive income	1,563	610

Total stockholders’ equity	203,802	226,988

Total liabilities and stockholders’ equity	$538,223	$457,805

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenues:
Net interest income:
Interest income	$1,367	$726	$2,560	$1,280
Interest expense	(341)	(231)	(614)	(470)

Net interest income	1,026	495	1,946	810
Provision for loan losses	46	82	120	254

Net interest income after provision for loan losses	1,072	577	2,066	1,064
Non-interest revenues:
Tuition payment processing fees	7,374	7,196	14,798	14,475
Administrative and other fees	2,386	2,109	5,801	4,498
Fair value changes to service revenue receivables	381	(3,200)	1,219	(2,252)

Total non-interest revenues	10,141	6,105	21,818	16,721

Total revenues	11,213	6,682	23,884	17,785
Non-interest expenses:
Compensation and benefits	10,396	10,188	19,209	21,089
General and administrative	13,006	13,532	30,401	33,312

Total non-interest expenses	23,402	23,720	49,610	54,401

Loss from operations	(12,189)	(17,038)	(25,726)	(36,616)
Other income	281	639	281	1,763

Loss from continuing operations, before income taxes	(11,908)	(16,399)	(25,445)	(34,853)
Income tax expense (benefit) from continuing operations	375	(12,631)	770	(12,292)

Loss from continuing operations	(12,283)	(3,768)	(26,215)	(22,561)
Discontinued operations, net of taxes	—	1,198,036	—	1,128,871

Net (loss) income	$(12,283)	$1,194,268	$(26,215)	$1,106,310

Net (loss) income per basic common share:
From continuing operations	$(0.12)	$(0.03)	$(0.25)	$(0.20)
From discontinued operations	—	10.85	—	10.23

Total basic net (loss) income per share	$(0.12)	$10.82	$(0.25)	$10.03

Net (loss) income per diluted common share:
From continuing operations	$(0.12)	$(0.03)	$(0.25)	$(0.20)
From discontinued operations	—	10.85	—	10.22

Total diluted net (loss) income per share	$(0.12)	$10.82	$(0.25)	$10.02

Weighted-average common shares outstanding:
Basic	104,903	101,492	103,482	101,413
Diluted	104,903	110,381	103,482	110,363

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net (loss) income	$(12,283)	$1,194,268	$(26,215)	$1,106,310
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments available-for-sale arising during the period	454	(41)	953	82

Total comprehensive (loss) income	$(11,829)	$1,194,227	$(25,262)	$1,106,392

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock		Common stock				Additional		Accumulated other	Total stockholders’
	issued		Issued		In treasury		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income, net of tax	(deficit)
Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,106,310	—	1,106,310
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	82	82

Total comprehensive income	—	—	—	—	—	—	—	1,106,310	82	1,106,392
Net stock issuance from vesting of stock units	—	—	197	2	(22)	(32)	(2)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,522	—	—	2,522

Balance at December 31, 2011	133	$1	109,914	$1,099	(8,421)	$(186,583)	$450,608	$(36,545)	$363	$228,943

Balance at June 30, 2012	133	$1	110,658	$1,106	(8,656)	$(186,828)	$452,726	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,215)	—	(26,215)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	953	953

Total comprehensive loss	—	—	—	—	—	—	—	(26,215)	953	(25,262)
Net stock issuance from vesting of stock units	—	—	275	3	(64)	(73)	(3)	—	—	(73)
Stock-based compensation	—	—	—	—	—	—	2,149	—	—	2,149
Conversion of preferred stock	(133)	(1)	8,847	88	—	—	(87)	—	—	—

Balance at December 31, 2012	—	$—	119,780	$1,197	(8,720)	$(186,901)	$454,785	$(66,842)	$1,563	$203,802

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2012	2011
Cash flows from operating activities, net of effects of acquisition:
Net (loss) income	$(26,215)	$1,106,310
Discontinued operations, net of tax	—	(1,128,871)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,994	2,497
Provision for loan losses	(120)	(254)
Deferred income tax expense (benefit)	209	(28)
Stock-based compensation	2,149	2,522
Service revenue receivable sales proceeds and distributions	1,556	13,055
Changes in assets/liabilities:
Deposits for participation interest accounts	(5,598)	4,928
Fair value (increase) decrease to service revenue receivables	(1,219)	2,252
Other assets	(600)	1,263
Accounts payable, accrued expenses and other liabilities	(4,987)	(5,003)
Income taxes payable	967	(11,460)

Cash used in operating activities - continuing operations	(31,864)	(12,789)
Cash provided by operating activities - discontinued operations	—	50,709

Net cash (used in) provided by operating activities	(31,864)	37,920
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition of operating assets of Cology, Inc.	(4,757)	—
Purchases of short-term investments	—	(25,000)
Proceeds from maturities of short-term investments	29,912	25,000
Net increase in education loans held-to-maturity	(17,367)	(16,779)
Net increase in restricted cash	(62,392)	(19,802)
Net increase in restricted funds due to clients	62,466	19,773
Purchases of investments available-for-sale	(16,421)	(27,574)
Principal repayments from investments available-for-sale	5,904	1,539
Net increase in mortgage loans held-to-maturity	(2,559)	(342)
Purchases of property and equipment	(2,187)	(224)

Net cash used in investing activities - continuing operations	(7,401)	(43,409)
Net cash provided by investing activities - discontinued operations	—	119,498

Net cash (used in) provided by investing activities	(7,401)	76,089
Cash flows from financing activities, net of effects of acquisition:
Net increase in deposits	43,252	7,655
Payments on capital lease obligations	(3)	—
Repurchases of common stock	(73)	(32)

Net cash provided by financing activities - continuing operations	43,176	7,623
Net cash used in financing activities - discontinued operations	—	(171,314)

Net cash provided by (used in) financing activities	43,176	(163,691)

Net increase (decrease) in cash and cash equivalents	3,911	(49,682)
Cash and cash equivalents, beginning of period	123,497	217,367

Cash and cash equivalents, end of period	$127,408	$167,685

Supplemental disclosures of cash flow information from continuing operations:
Interest paid	$537	$319
Income taxes paid	61	80
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Interest receivable capitalized to loan principal	$22	$11
Conversion of preferred stock to common stock	87	—

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans, which are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2013 as “fiscal 2013.” References to our “Annual Report” mean our annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (SEC) on September 12, 2012.

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs for K-12, undergraduate and graduate students and for college graduates seeking to consolidate private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified and designed to be marketed through educational institutions or to prospective borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

Through FMD’s subsidiary, Tuition Management Systems LLC (TMS), we offer tuition planning, tuition billing, refund management and payment technology services. Our bank subsidiary, Union Federal Savings Bank (Union Federal®), offers traditional retail banking products on a stand-alone basis. On October 19, 2012, we acquired a substantial portion of the operating assets, and assumed certain liabilities, of Cology, Inc. and its affiliates. We refer to Cology, Inc. and its affiliates as the Cology Sellers. We refer to the FMD subsidiary that acquired operating assets of the Cology Sellers as Cology LLC. Through Cology LLC, we provide loan processing services to approximately 250 credit unions. Because Cology LLC is a loan processer, none of the education loans that it processes on behalf of its clients are included on our consolidated balance sheet but, rather, are included on the balance sheet of its lender clients. As such, none of the references in this quarterly report to education loans included in our consolidated balance sheet include the education loans originated by Cology LLC on behalf of its lender clients.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of fiscal 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option in GAAP to present other comprehensive income in our consolidated statement of changes in stockholders’ equity (deficit). ASU 2011-05 requires that non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 were applied retrospectively and were effective for fiscal years and interim periods beginning in the first quarter of fiscal 2013. We elected to present comprehensive income in a separate financial statement, our consolidated statements of comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies since we filed our Annual Report with the SEC on September 12, 2012. See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for the full disclosure of our significant accounting policies.

(2) Discontinued Operations

Upon our adoption of ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, and ASU 2009-17, Consolidation (Topic 810)—Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees and the asset servicing fees under those respective agreements. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. Accordingly, we deconsolidated $6.61 billion of assets and $7.85 billion of liabilities from our consolidated balance sheet and recognized a $1.24 billion non-cash gain in our consolidated statement of operations during the second quarter of fiscal 2012, representing the accumulated deficit in the NCSLT Trusts.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary First Marblehead Education Resources, Inc. (FMER) for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer considered the primary beneficiary of these trusts. As a result, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our consolidated statement of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

On April 13, 2012, FMER provided its notice of resignation as special servicer of the Trusts. The resignation became effective June 21, 2012. Pursuant to the terms of the resignation, FMER assisted the new special servicer of the Trusts for a transition period that terminated on November 30, 2012.

During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As a result, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for all periods presented. The non-cash gains representing the accumulated deficit recognized upon deconsolidations of the NCSLT Trusts and the GATE Trusts, as discussed above, were included in discontinued operations. Further, the gain recognized as the result of the sale of FMDS, as well as the revenues and expenses of FMDS prior to the sale, were recorded in discontinued operations for fiscal 2012.

The revenues and expenses of discontinued operations for the three and six months ended December 31, 2011 were as follows:

	For the three months ended December 31, 2011	For the six months ended December 31, 2011
	(dollars in thousands)
Total revenues	$(33,758)	$(99,689)
Total expenses	5,146	14,798
Other income	1,237,363	1,244,244

Income from discontinued operations, before income taxes	1,198,459	1,129,757
Income tax expense	423	886

Discontinued operations, net of taxes	$1,198,036	$1,128,871

The securitization trusts previously consolidated were considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts was included in the tax returns of the trust owners rather than the trust entities themselves. Income taxes allocated to discontinued operations were related to the operations of FMDS.

(3) Asset Acquisition of Cology, Inc.

On October 19, 2012, we completed our acquisition of a substantial portion of the operating assets of the Cology Sellers through FMD’s subsidiary Cology LLC for $4.7 million in cash and the assumption of certain liabilities. Our consolidated financial statements for the three and six months ended December 31, 2012 reflect income and expenses since the date of acquisition. Cology

LLC provides education loan processing and disbursement services to approximately 250 credit unions in the United States as well as offering life-of-loan servicing. Cology LLC earns fees based primarily on the number of loan applications, disbursements and loan certifications it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In addition to the purchase price, we entered into special retention agreements with certain Cology LLC employees that provide for a bonus payment to those employees who are employed by Cology LLC on the one-year anniversary of the acquisition date, subject to the attainment of certain reductions in operating expenses by Cology LLC. We have not accrued any amounts under the special retention agreements as of December 31, 2012. We also established a performance incentive plan that provides for payment of bonuses to eligible employees based on our achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of December 31, 2012.

(4) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	December 31, 2012	June 30, 2012
	(dollars in thousands)
Cash equivalents (money market funds)	$78,948	$80,574
Interest-bearing deposits with the Federal Reserve	38,616	27,396
Interest-bearing deposits with banks	1,515	14,026
Non-interest-bearing deposits with banks	8,135	1,302
Federal funds sold	194	199

Total cash and cash equivalents	$127,408	$123,497

Cash and cash equivalents of Union Federal of $46.7 million and $29.9 million at December 31, 2012 and June 30, 2012, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks and federal funds sold. Generally, federal funds sold are on an overnight basis.

(5) Short-term Investments

Short-term investments of $55.1 million at December 31, 2012 and $85.0 million at June 30, 2012 included certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit have a range of maturities from 0.5 months to 10.9 months.

(6) Investments Available-for-Sale

We categorize available-for-sale investment securities by major security type and class of security. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At December 31, 2012:
GSE mortgage-backed securities	$63,595	$1,323	$—	$64,918
Mortgage-backed securities issued by U.S. government agencies	14,910	252	(12)	15,150

Total	$78,505	$1,575	$(12)	$80,068

At June 30, 2012:
GSE mortgage-backed securities	$51,972	$369	$(56)	$52,285
Mortgage-backed securities issued by U.S. government agencies	16,016	299	(2)	16,313

Total	$67,988	$668	$(58)	$68,598

At December 31, 2012 and June 30, 2012, one and three investment securities, totaling $4.2 million and $16.0 million, respectively, had unrealized losses of $12 thousand and $58 thousand, respectively, and had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at December 31, 2012 and June 30, 2012 were temporary in nature.

The amortized cost basis of available-for-sale securities by maturity as of December 31, 2012 is presented below. These securities were classified based on their weighted-average maturities, after adjusting contractual maturities by anticipated prepayments. Contractual maturities on the securities range from 9 to 29 years.

	December 31, 2012
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$157	$45,254	$18,184	$—	$63,595
Weighted average yield	1.61%	1.88%	1.91%	—%	1.89%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$14,910	$—	$—	$14,910
Weighted average yield	—%	1.90%	—%	—%	1.90%

Total available-for-sale securities:
Amortized cost	$157	$60,164	$18,184	$—	$78,505
Weighted average yield	1.61%	1.89%	1.91%	—%	1.89%

Fair value	$158	$61,319	$18,591	$—	$80,068

At December 31, 2012, the expected weighted average remaining life of the available-for-sale securities was 3.3 years.

(7) Education Loans

(a) Gross Education Loans Outstanding

We began originating Monogram-based loans through Union Federal in fiscal 2012. At December 31, 2012 and June 30, 2012, education loans outstanding primarily consisted of education loans held by Union Federal, totaling $51.0 million and $33.3 million, respectively. Other education loans consisted of loans totaling $1.1 million at both December 31, 2012 and June 30, 2012, which were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at December 31, 2012 and June 30, 2012.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	December 31, 2012	June 30, 2012
	(dollars in thousands)
Gross loan principal outstanding	$52,125	$34,404
Allowance for loan losses	(1,464)	(1,309)

Education loans held-to-maturity, net of allowance	$50,661	$33,095

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning of period	$1,360	$1,257	$1,309	$1,336
Provision for loan losses	(46)	(121)	(177)	(302)
Reserves reclassified from interest receivable for capitalized interest	7	11	22	11
Interest capitalized on loans in deferment and forbearance	—	(5)	—	—
Charge-offs	(38)	(47)	(56)	(151)
Recoveries from borrowers	181	160	366	361

Balance, end of period	$1,464	$1,255	$1,464	$1,255

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

At December 31, 2012 and June 30, 2012, there were $18 thousand and $54 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans consisted of loans that were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. None of the Monogram-based education loans issued through Union Federal were greater than 180 days past due at December 31, 2012 and June 30, 2012.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation, through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Weighted-average FICO score	752	753
Co-signers	84.3%	84.8%
Delinquent loans	0.40%	0.03%

The following table provides information on the status of education loans outstanding:

	December 31, 2012	As a percentage of total	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$409	0.8%	$171	0.5%
In school and in deferment	18,562	35.6	14,781	43.0
In repayment, classified as:
Current: ≤30 days past due	32,793	62.9	19,289	56.0
Delinquent: >30 days past due, but ≤120 days past due	343	0.7	109	0.3
Delinquent: >120 days past due, but ≤180 days past due	18	—	54	0.2
In default: >180 days past due, but not yet charged-off	—	—	—	—

Total gross loan principal outstanding	$52,125	100.0%	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$18	—%	$54	0.2%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	22	—	11	0.0

We use the following terms to describe borrowers’ payment status:

In School and In Deferment Pursuant to the terms of the education loans, a borrower may choose to defer principal and interest payments while carrying a specified academic course load and may be eligible to defer payments for an additional six months after graduation during a grace period. At the end of the deferment period, any remaining accrued but unpaid interest is capitalized and added to principal outstanding.

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

The use of forbearance is contemplated at the origination of an education loan and, as noted in the credit agreement with the borrower, is granted at the lender’s discretion. Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When forbearance ceases, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest, reduction in the interest rate or extension of the maturity date.

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

(8) Deposits for Participation Interest Accounts

In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation interest accounts (participation accounts) to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans.

Participation accounts serve as a first-loss reserve to the originating lenders for defaults experienced in Monogram-based loan program portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the appropriate participation account, if applicable. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the lender client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the applicable participation account regardless of our ownership of the education loan. We expect education loans originated under our Monogram platform to perform better in general than the education loans held by the securitization trusts facilitated by us as a result of the relative credit characteristics of the loan portfolios.

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

(9) Goodwill and Intangible Assets

(a) Cology LLC

As a result of our acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012, we recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. Our customer list intangible asset will be amortized over a 15-year period on a straight line basis. We expect amortization expense related to the Cology LLC intangible asset to be approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15 year period.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to Nelnet Business Solutions, Inc. in a transaction that eliminated a portion of goodwill by $2.6 million and decreased our customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at June 30, 2012 and 2011 and the adjusted cost basis of our customer list intangible was $17.9 million. We recorded no goodwill or intangible asset impairment during fiscal 2012.

Intangible assets at December 31, 2012 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(2,393)	$21,207
Technology	6	4,400	(1,779)	2,621
Tradename	15	1,950	(260)	1,690

Total intangible assets at December 31, 2012		$29,950	$(4,432)	$25,518

Estimated annual amortization expense for each of the remainder of fiscal 2013 and the full fiscal years subsequent thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2013	$881	$379	$65	$1,325
2014	1,573	721	130	2,424
2015	1,573	608	130	2,311
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
Thereafter	14,034	—	1,105	15,139

Total	$21,207	$2,621	$1,690	$25,518

(10) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheet

For financial instruments recorded at fair value on our consolidated balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first six months of fiscal 2013 and fiscal 2012, there were no transfers between the hierarchy levels.

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

Participation Interest Account Deposits

We recorded participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At December 31, 2012 and June 30, 2012, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

Service Revenue Receivables

We recorded our service revenue receivables at fair value on our consolidated balance sheet. Our service revenue receivables consist of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statement of operations within the fair value changes to service revenue receivables.

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

The following table presents financial instruments carried at fair value on our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	December 31, 2012				June 30, 2012
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$80,068	$—	$80,068	$—	$68,598	$—	$68,598
Deposits for participation interest accounts	—	—	9,637	9,637	—	—	4,039	4,039
Service revenue receivables	—	—	16,004	16,004	—	—	16,341	16,341

Total assets	$—	$80,068	$25,641	$105,709	$—	$68,598	$20,380	$88,978

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2012 and 2011. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended December 31,
	2012		2011
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$8,979	$16,067	$4,469	$30,530
Realized and unrealized gains (losses)	(97)	381	(47)	(3,200)
Net contributions (distributions)	755	(444)	(838)	(13,026)

Fair value, end of period	$9,637	$16,004	$3,584	$14,304

	Six months ended December 31,
	2012		2011
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$4,039	$16,341	$8,512	$29,610
Realized and unrealized gains (losses)	(123)	1,219	(34)	(2,252)
Net contributions (distributions)	5,721	(1,556)	(4,894)	(13,054)

Fair value, end of period	$9,637	$16,004	$3,584	$14,304

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at December 31, 2012:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$9,637	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$16,004	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and participation accounts include, but are not limited to, discount rates, default and prepayment rates and recovery rates. The forward LIBOR curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. There have been no significant changes in these inputs from June 30, 2012.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at December 31, 2012 and June 30, 2012 were related to the GATE Trusts and other securitization trusts we previously facilitated. Unlike the NCSLT Trusts, these trusts are very well seasoned and are not as sensitive to default rates or recovery rates because these trusts have guarantees from schools, and, in some cases, from a third party bank. As such, these guarantees help to partially negate the overall impact of any net default activity. In addition, the recoveries are returned back to the schools or bank, as applicable, not the residual interest holder. Further, due to the seasoning of these trusts, many of them have relatively short weighted-average lives and, as such, are not significantly impacted by other assumptions, such as discount rates.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheet are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant available market information. The fair value estimates for the financial instruments disclosed below does not necessarily incorporate the exit price concept used to record financial instruments at fair value on our consolidated balance sheet.

Cash and Cash Equivalents, Short-Term Investments, Restricted Cash and Restricted Funds Due to Clients

The carrying amount approximates fair value principally due to the short maturities of these instruments.

Mortgages

The fair value of the fixed-rate mortgage portfolio was determined by discounting the cash flows using rates obtained from a third party as of our balance sheet date. The fair value of the variable rate portfolio was determined by discounting the scheduled cash flows through the estimated maturity of the loans using the interest rates offered as of our balance sheet date that reflect the current interest rate inherent in the loans. Mortgage loans were classified within Level 3 of the fair value hierarchy.

Education Loans

The fair value of education loans was determined by discounting the scheduled cash flows through the estimated maturity of the loans using interest rates offered as of our balance sheet date that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity was based on our historical repayment experience. Since the education loans held were principally variable rate, carrying value approximates fair value. This method of estimating fair value does not incorporate the exit price concept of fair value. Education loans were classified within Level 3 of the fair value hierarchy.

Time Deposits

The fair value of time deposits was determined by discounting the scheduled cash flows either using the rates we offered as of our balance sheet date for deposits with similar remaining maturities or rates of our competitors. In determining our offering rates, we compare our rates on a continuous basis to other banks and competitors. As such, time deposits were classified within Level 2 of the fair value hierarchy.

Savings, Checking and Money Market Deposits

The fair value of our savings, checking and money market deposits with no stated maturity were equal to the amounts payable upon demand.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheet at December 31, 2012 and June 30, 2012:

December 31, 2012	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$127,408	$127,408	$127,408	$—	$—
Short-term investments	55,095	55,095	55,095	—	—
Restricted cash	127,793	127,793	127,793	—	—
Mortgage loans, net of allowance	10,313	10,568	—	—	10,568
Education loans, net of allowance	50,661	50,808	—	—	50,808
Financial Liabilities:
Time deposits	$48,635	$48,944	$—	$48,944	$—
Savings, checking and money market deposits	78,045	78,045	78,045	—	—
Restricted funds due to clients	167,447	167,447	167,447	—	—

June 30, 2012	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$123,497	$123,497	$123,497	$—	$—
Short-term investments	85,007	85,007	85,007	—	—
Restricted cash	65,401	65,401	65,401	—	—
Mortgage loans, net of allowance	7,811	7,811	—	—	7,811
Education loans, net of allowance	33,095	33,280	—	—	33,280
Financial Liabilities:
Time deposits	$43,155	$43,248	$—	$43,248	$—
Savings, checking and money market deposits	40,273	40,273	40,273	—	—
Restricted funds due to clients	104,981	104,981	104,981	—	—

(11) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate), effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our tax return for fiscal 2010 in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of December 31, 2012, as well as through the filing of this quarterly report on February 8, 2013, the IRS had not issued any notice of proposed adjustment in connection with its audit.

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

In connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007, we recognized an income tax benefit of $12.5 million during the second quarter of fiscal 2012. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such accruals totaled $23.8 million at December 31, 2012, which were included in income taxes payable on our consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with tax years 2004 through 2006 for GATE. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

The buyer’s rights to indemnification would not be subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation in the case of any breach or nonperformance by us or any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is not subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at December 31, 2012, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

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

FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the liability limit discussed above. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct or gross negligence, and agreed to provide a separate indemnity for third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In December 2011, FMD and certain of its subsidiaries entered into a letter agreement with the conduit lender and other secured parties pursuant to which, among other things, the conduit lender foreclosed on the collateral in satisfaction of UFSB-SPV’s obligations under the facility and the parties agreed to maintain existing servicing agreements with respect to the education loan portfolio formerly serving as collateral. The obligations assumed by FMD, but not its separate indemnity, terminated on June 30, 2012. We were not aware of any contingencies existing at our balance sheet date that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(12) Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
	(dollars and shares in thousands, except per share amounts)
Loss from continuing operations	$(12,283)	$(3,768)	$(26,215)	$(22,561)
Discontinued operations, net of taxes	—	1,198,036	—	1,128,871

(Loss) income allocated to common shares outstanding	$(12,283)	$1,194,268	$(26,215)	$1,106,310

Net (loss) income per basic common share:
From continuing operations	$(0.12)	$(0.03)	$(0.25)	$(0.20)
From discontinued operations	—	10.85	—	10.23

Total basic net (loss) income per share	$(0.12)	$10.82	$(0.25)	$10.03

Net (loss) income per diluted common share:
From continuing operations	$(0.12)	$(0.03)	$(0.25)	$(0.20)
From discontinued operations	—	10.85	—	10.22

Total diluted net (loss) income per share	$(0.12)	$10.82	$(0.25)	$10.02

Weighted-average common shares outstanding
Basic	104,903	101,492	103,482	101,413
Diluted	104,903	110,381	103,482	110,363
Anti-dilutive common stock equivalents	22	8,889	24	8,950

For the periods in which a net loss was incurred, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. For the fiscal 2013 periods, common stock equivalents include restricted stock units and stock options. For the majority of stock options outstanding, the conversion or exercise price exceeds fair market value at the reporting date. For the fiscal 2012 periods, the common stock equivalents also included convertible preferred stock, as discussed below.

In December 2007, FMD entered into an investment agreement with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners, which we refer to as the Purchasers. Pursuant to the investment agreement, FMD issued 132,701 shares of newly designated Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock), at a purchase price of $1 thousand per share. The Series B Preferred Stock was automatically convertible into FMD’s common stock upon the sale or transfer by any holder of the Series B Preferred Stock to any party other than an affiliate of such holder. The number of common shares issuable upon conversion was equal to the initial purchase price of the Series B Preferred Stock, divided by the conversion price of $15.00 per share. On November 30, 2012, the Purchasers entered into a purchase agreement with a third party to sell, in a private transaction, all 132,701 shares of Series B Preferred Stock then outstanding. On December 4, 2012, the transaction was settled and the Series B Preferred Stock was converted into 8,846,733 shares of FMD’s common stock and was issued to the third-party purchaser. Following this transaction, there are no longer any shares of Series B Preferred Stock outstanding.

(13) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $19.6 million and $16.3 million at December 31, 2012 and June 30, 2012, respectively. During the six months ended December 31, 2012, Union Federal received a capital contribution of $2.3 million from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations).

	Regulatory Guidelines
	Minimum	Well capitalized	December 31, 2012	June 30, 2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	25.0%	31.3%
Total risk-based capital	8.0	10.0	25.3	31.7
Tier 1 (core) capital	4.0	5.0	9.5	11.0

As of December 31, 2012 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

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

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC, or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), a Federal Deposit Insurance Corporation-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to our stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission, or SEC, on September 12, 2012, which we refer to as our Annual Report.

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

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 8, 2013.

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs for K-12, undergraduate and graduate students and for college graduates seeking to consolidate private education loan obligations, as well as tuition planning, tuition billing, refund management and payment technology services. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as the Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified and designed to be marketed through educational institutions or to prospective borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

On October 19, 2012, we acquired a substantial portion of the operating assets, and assumed certain liabilities, of Cology, Inc. and its affiliates. We refer to Cology, Inc. and its affiliates as the Cology Sellers. We refer to the FMD subsidiary that acquired operating assets of the Cology Sellers as Cology LLC. Through Cology LLC, we provide loan processing services to approximately 250 credit unions. Because Cology LLC is a loan processer, none of the education loans that it processes on behalf of its clients are included on our consolidated balance sheet but, rather, are included on the balance sheet of its lender clients. As such, none of the references in this quarterly report to education loans included in our consolidated balance sheet include the education loans processed by Cology LLC on behalf of its lender clients. Our consolidated financial statements for the three and six months ended December 31, 2012 reflect income and expenses since the date of acquisition.

These offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 with a focus on fee-based revenues. Our long-term success depends on the continued development of our four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal®, deposit accounts, to serve as a first loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•

Banking services—Union Federal offers traditional retail banking products on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics expertise provide specialized insight into funding options available to our clients. We have a right of first refusal should one of our partner lenders wish to sell some of or its entire education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn fees for analytical and structuring work, on-going fees for portfolio management services and net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. Through FMD’s subsidiary Cology LLC, we earn fees for the processing of education loans on behalf of approximately 250 credit union clients.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2013.

Loan Processing and Origination

We began originating education loans based on our Monogram platform in the beginning of fiscal 2011 and providing services for two lender clients related to school-certified education loan programs funded by these lender clients based on our Monogram platform. During fiscal 2012, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing client. Our Monogram platform continues to provide us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace.

As a result of our acquisition on October 19, 2012 of a substantial portion of the operating assets, and assumption of certain liabilities, of the Cology Sellers, we process and disburse education loans on behalf of approximately 250 credit unions. Cology LLC earns fees primarily based on the number of loan applications, disbursements and loan certifications it processes on behalf of its clients. The results of Cology LLC were consolidated in our financial statements since the date of acquisition.

The following table presents our loan facilitation metrics with respect to our Monogram-based programs for the three and six months ended December 31, 2012 and 2011, as well as the education loans processed by Cology LLC for the period since the date of acquisition through December 31, 2012. Because Cology LLC is a loan processer, none of the education loans that it processes on behalf of its clients are included on our consolidated balance sheet but, rather, are included on the balance sheet of its lender clients. We refer to an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school or applicant and any required income or employment verification as a facilitated loan. We refer to a loan for which loan funds have been disbursed on behalf of the lender as a disbursed loan.

	Three months ended December 31,
	2012				2011
	Partnered Lending	Union Federal	Cology LLC	Total	Partnered Lending	Union Federal	Total
	(dollars in thousands)
Facilitated Loans	$13,203	$4,009	$49,734	$66,946	$3,015	$9,090	$12,105
Disbursed Loans	16,129	6,022	58,300	80,451	5,054	9,740	14,794

	Six months ended December 31,
	2012				2011
	Partnered Lending	Union Federal	Cology LLC	Total	Partnered Lending	Union Federal	Total
	(dollars in thousands)
Facilitated Loans	$76,292	$25,387	$49,734	$151,413	$17,813	$25,571	$43,384
Disbursed Loans	49,206	18,947	58,300	126,453	12,310	17,219	29,529

Historically, we have processed the greatest Monogram-based loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Weighted-average FICO score	752	752
Co-signers	84.3%	87.0%
Delinquent loans	0.40%	0.26%

These credit qualities demonstrate that our strong loan growth has been accomplished while also focusing on providing loans to high credit quality borrowers.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past four years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent recently, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience more than 12-months of seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated and, accordingly, the estimated fair value of our service revenue receivables, to the extent that we have retained them, from those trusts. The service revenue receivables that remain on our consolidated balance sheet at December 31, 2012 and June 30, 2012 have not been significantly impacted by defaults or recoveries since these trusts possess guarantees that help partially negate the overall impact of any default activity. Many of these securitization trusts are also cash flowing, seasoned portfolios that, for the most part, have relatively short weighted-average lives.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2012 and during the first six months of fiscal 2013 compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans that exhibited a strong credit profile. Additionally, investors have demonstrated increasing interest in longer duration ABS in the sector. We believe that, as a result of these recent trends, there has been a tightening in credit spreads in the private education loan securitization marketplace during fiscal 2012 and the first six months of fiscal 2013. If we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and higher initial cash requirements on our part.

Uncertainties

Our near-term financial performance and future growth depends in large part on our ability to successfully and efficiently market our Monogram platform, Cology LLC services and TMS services and originate education loans through Union Federal so that we may grow and diversify our client base and revenues. Facilitated loan volume is a key element of our financial results and business strategy, and we believe that the results from the current peak origination season through the first six months of fiscal 2013 demonstrate market demand for Monogram-based education loans.

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

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including its subsidiary Union Federal. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated in the 2011-2012 and the 2012-2013 academic years will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, one of which is our subsidiary Union Federal, or any additional lender clients, including clients acquired through our acquisition of a substantial portion of the operating assets of the Cology Sellers during fiscal 2013. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS, Cology LLC and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we expect to continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the asset acquisition. In addition, we expect to provide various Monogram-based products and services to these customers to assist them in education loan product design, pricing, marketing, reporting and analysis, as well as education loan portfolio management services.

Changes in any of the following factors could materially affect our financial results:

•

Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, Cology LLC offerings and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	Our ability to sell Monogram products and services to Cology LLC’s customers;

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

•

The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of any appeal of the order of the Massachusetts Appellate Tax Board, or ATB, in the cases pertaining to our Massachusetts state income tax returns;

•

Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a variable interest entity, or VIE;

•

Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators and processers of education loans, such as FMD’s subsidiaries First Marblehead Education Resources, or FMER, and Cology LLC;

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

•

Income taxes relating to uncertain tax positions accrued for under Accounting Standards Codification, or ASC, 740, Income Taxes (formerly Financial Accounting Standards Board Interpretation, or FASB, No. 48, Accounting for Uncertainty in Income Taxes).

During the six months ended December 31, 2012, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Six Months Ended December 31, 2012 and 2011

Financial Results Summary

The financial results of operations include FMD and its subsidiaries for the interim periods then ended. These results are reported through our continuing operations. Previously consolidated securitization trusts and the results of FMD’s subsidiary First Marblehead Data Services, Inc., or FMDS, are included in discontinued operations as discussed below for the fiscal 2012 interim periods then ended.

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

Consistent with our goal of refining our business model and focusing on our Monogram platform and tuition billing and payment processing services, we disposed of certain components of our business in fiscal 2012. In particular, we sold our remaining variable interests in the Trusts, we sold our trust administrator, FMDS, and we resigned as the special servicer of the Trusts, including the NCSLT Trusts. In addition, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary FMER for the special servicing of the NCT Trusts, including the GATE Trusts. During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As a result, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for all fiscal 2012 periods presented.

For additional information, see Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report and Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report.

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2012	2011	2012 - 2011	2012	2011	2012 - 2011
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,367	$726	$641	$2,560	$1,280	$1,280
Interest expense	(341)	(231)	(110)	(614)	(470)	(144)

Net interest income	1,026	495	531	1,946	810	1,136
Provision for loan losses	46	82	(36)	120	254	(134)

Net interest income after provision for loan losses	1,072	577	495	2,066	1,064	1,002
Non-interest revenues:
Tuition payment processing fees	7,374	7,196	178	14,798	14,475	323
Administrative and other fees	2,386	2,109	277	5,801	4,498	1,303
Fair value changes to service revenue receivables	381	(3,200)	3,581	1,219	(2,252)	3,471

Total non-interest revenues	10,141	6,105	4,036	21,818	16,721	5,097

Total revenues	11,213	6,682	4,531	23,884	17,785	6,099
Total non-interest expenses	23,402	23,720	318	49,610	54,401	4,791

Loss from operations	(12,189)	(17,038)	4,849	(25,726)	(36,616)	10,890
Other income	281	639	(358)	281	1,763	(1,482)

Loss from continuing operations, before income taxes	(11,908)	(16,399)	4,491	(25,445)	(34,853)	9,408
Income tax expense (benefit) from continuing operations	375	(12,631)	(13,006)	770	(12,292)	(13,062)

Loss from continuing operations	(12,283)	(3,768)	(8,515)	(26,215)	(22,561)	(3,654)
Discontinued operations, net of taxes	—	1,198,036	(1,198,036)	—	1,128,871	(1,128,871)

Net (loss) income	$(12,283)	$1,194,268	$(1,206,551)	$(26,215)	$1,106,310	$(1,132,525)

The net loss from continuing operations for the three months ended December 31, 2012 was $12.3 million, or $(0.12) per common share, compared to a net loss from continuing operations of $3.8 million, or $(0.03) per share for the three months ended December 31, 2011. The increase quarter-over-quarter in the net loss from continuing operations was attributable to a $12.6 million income tax benefit recorded in the quarter ended December 31, 2011. The net loss from continuing operations, before income taxes was $11.9 million for the quarter ended December 31, 2012, compared to a net loss from continuing operations, before income taxes of $16.4 million for the quarter ended December 31, 2011.

The net loss from continuing operations, before income taxes for the six months ended December 31, 2012 was $25.4 million compared to a net loss from continuing operations, before income taxes of $34.9 million for the six months ended December 31, 2011. The $9.5 million improvement was driven by a $6.1 million increase in revenues partially as a result of increases in net interest income and administrative fee income coupled with a $4.8 million decline in total expenses as marketing costs declined $2.4 million on lower loan acquisition costs and special servicing expenses fell $1.7 million as we transitioned these services to another provider during the quarter ended December 31, 2012.

The net loss for the three and six months ended December 31, 2012 was $12.3 million, or $(0.12) per common share, and $26.2 million, or $(0.25) per common share, respectively. The net income for the three and six months ended December 31, 2011 was $1.20 billion, or $10.82 per common share, and $1.11 billion, or $10.02 per common share, respectively. The prior period results include income from discontinued operations of $1.20 billion and $1.13 billion, respectively, related to the operations of the NCSLT Trusts, the GATE Trusts and FMDS.

The revenues and expenses of discontinued operations for the three and six months ended December 31, 2011 were as follows:

	For the three months ended December 31, 2011	For the six months ended December 31, 2011
	(dollars in thousands)
Total revenues	$(33,758)	$(99,689)
Total expenses	5,146	14,798
Other income	1,237,363	1,244,244

Income from discontinued operations, before income taxes	1,198,459	1,129,757
Income tax expense	423	886

Discontinued operations, net of taxes	$1,198,036	$1,128,871

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses for the three and six months ended December 31, 2012 increased by $495 thousand and $1.0 million, respectively, compared to the three and six months ended December 31, 2011. The increase resulted from an improved net interest margin primarily as a result of increased investments in our higher-yielding education loans and investment securities.

Non-Interest Revenues

Non-interest revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing and origination and program support and fees related to our Monogram platform, as well as fees for portfolio management. Non-interest revenues for the three months ended December 31, 2012 was $10.1 million, up $4.0 million from the three months ended December 31, 2011. The increase was primarily related to increases in the valuation of our service revenue receivables as well as the inclusion of $594 thousand of revenues from Cology LLC for loan processing since the date of acquisition. Non-interest revenues for the six months ended December 31, 2012 were $21.8 million, up $5.1 million from the six months ended December 31, 2011. The increase was principally the result of increased loan processing and market support fees received in conjunction with our Monogram platform as a result of significantly higher partnered lending loan disbursements as well as the inclusion of revenues of Cology LLC discussed above.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheet. At December 31, 2012, our service revenue receivables consisted of additional structural advisory fee and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, were recorded in our consolidated statement of operations in fair value changes to service revenue receivables. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we recorded asset servicing fees and additional structural advisory fees related to the NCSLT Trusts. As compensation for our services related to asset servicing, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts.

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, default and prepayment rates, discount rates and the forward London Interbank Offered Rate, or LIBOR, curve. For additional information, see Note 10, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Three months ended December 31,		Change between periods	Six months ended December 31,		Change between periods
	2012	2011	2012 - 2011	2012	2011	2012 - 2011
	(dollars in thousands)
Compensation and benefits	$10,396	$10,188	$208	$19,209	$21,089	$(1,880)
General and administrative:
Third-party services	4,318	5,301	(983)	10,311	12,165	(1,854)
Depreciation and amortization	988	1,263	(275)	1,994	2,497	(503)
Marketing	718	1,757	(1,039)	3,882	6,258	(2,376)
Occupancy and equipment	2,777	2,117	660	5,872	5,303	569
Servicer fees	191	179	12	359	348	11
Other	4,014	2,915	1,099	7,983	6,741	1,242

Total general and administrative	13,006	13,532	(526)	30,401	33,312	(2,911)

Total non-interest expenses	$23,402	23,720	$(318)	$49,610	$54,401	$(4,791)

Total number of employees at fiscal quarter-end	326	347	21

Compensation and Benefits Compensation and benefits expenses for the three and six months ended December 31, 2012 was $10.4 million and $19.2 million, respectively. The decrease of $1.9 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was principally the result of lower headcount due to expense reduction efforts during the second half of fiscal 2012 and certain severance costs incurred during the six months ended December 31, 2011, partially offset by compensation and benefits expense incurred in the three and six months ended December 31, 2012 related to an increase in the number of employees as a result of Cology LLC’s acquisition of a substantial portion of the operating assets of the Cology Sellers.

General and Administrative General and administrative expenses for the three and six months ended December 31, 2012 decreased by $526 thousand and $2.9 million, respectively, when compared to the same periods a year ago. The decreases were largely driven by a decrease in marketing costs of $1.0 million and $2.4 million, respectively, related to our loan acquisition efforts. Third party services declined $983 thousand and $1.9 million, respectively, primarily as a result of our resignation as special servicer of the NCSLT Trusts and the GATE Trusts.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS has begun an audit of our tax returns for fiscal years 2007 through 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See Note 11, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2008 and June 30, 2012.

Income tax expense (benefit) from continuing operations for the three and six months ended December 31, 2012 increased by $13.0 million and $13.1 million as compared to the three and six months ended December 31, 2011, respectively, primarily as a result of our recognition of an income tax benefit of $12.5 million during the second quarter of fiscal 2012 in connection with the order issued by the ATB on November 9, 2011, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns for fiscal 2004 through fiscal 2006, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007. Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses. As a result, we recorded a net operating loss carryforward asset as of December 31, 2012 and June 30, 2012, totaling $36.1 million and $28.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2012 and June 30, 2012. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Financial Condition

Total assets increased by $80.4 million since June 30, 2012. Total loans held-to-maturity increased by $20.1 million, or 49%, during the first six months of fiscal 2013, with increases of $17.6 million in education loans and $2.5 million in mortgage loans. Restricted cash and funds due to clients increased by $62.4 million primarily as a result of tuition payments collected during the period by TMS from students or their families on behalf of educational institutions in connection with their tuition payment plan. Investments available-for-sale increased by $11.5 million primarily due to a purchase of mortgage-backed securities of $16.4 million, partially offset by principal repayments of $5.9 million and an increase of $5.6 million in deposits in participation accounts. Our financial position at December 31, 2012 and June 30, 2012 reflects our efforts to diversify and grow our fee-for-services platforms.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $182.5 million and $208.5 million at December 31, 2012 and June 30, 2012, respectively. Of this total, FMD and its non-bank subsidiaries held $135.8 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions at December 31, 2012. Union Federal held a total of $46.7 million in interest-bearing and non-interest-bearing deposits and money market funds at December 31, 2012. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or the OCC.

The decrease of $26.0 million resulted primarily from $24.5 million to fund operations, $5.6 million to fund deposits in participation accounts on behalf of certain of our partnered lenders as a result of higher loan origination activity, continued investment in higher yielding assets, including education loans and mortgage-backed securities, and $4.7 million of cash paid in connection with the acquisition of a substantial portion of the operating assets of the Cology Sellers.

Restricted Cash

At December 31, 2012, restricted cash on our consolidated balance sheet included cash held by TMS of $114.0 million, net of $40.0 million held at Union Federal, $13.2 million restricted cash held by Cology LLC and restricted cash held by FMD of $576 thousand.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease through May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $341.1 million during August 2012 to a low of $55.3 million during May 2012. In December 2011, we transferred $40.0 million of TMS deposits from a third party institution to Union Federal. The deposit remains subject to a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted at Union Federal and, accordingly, is not included in restricted cash and investments in our consolidated financial statements. This treatment is consistent with how third party institutions handle cash deposits by TMS. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheet representing tuition payments due to our TMS clients, recoveries on defaults due to securitization trusts and education loan proceeds due to schools.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value on our balance sheet date. Our investment portfolio provides a source of short-term liquidity and acts as a counterbalance to our loan and deposit flows. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both December 31, 2012 and June 30, 2012. The investments available-for-sale increased by $11.5 million from $68.6 million as of June 30, 2012 to $80.1 million at December 31, 2012 primarily as a result of Union Federal’s purchase of $16.4 million in mortgage-backed securities, partially offset by $5.9 million in principal repayments, during the first six months of fiscal 2013. The portfolio had generated net unrealized gains of $1.6 million and $610 thousand at December 31, 2012 and June 30, 2012, respectively, which were recognized in accumulated other comprehensive income, a component of stockholders’ equity.

At December 31, 2012 and June 30, 2012, one and three investment securities totaling $4.2 million and $16.0 million, respectively, had unrealized losses of $12 thousand and $58 thousand, respectively, and had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell, or will be required to sell, the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at December 31, 2012 and June 30, 2012 were temporary in nature.

See Note 6, “Investments Available-for-Sale,” in the footnotes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Loans

At December 31, 2012 and June 30, 2012, we classified all education loans and substantially all mortgage loans as held-to-maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	December 31, 2012	June 30, 2012
	(dollars in thousands)
Education loans held-to-maturity, net	$50,661	$33,095
Mortgage loans held-to-maturity, net	10,313	7,811

The increase of $17.6 million in education loans at December 31, 2012 from June 30, 2012 was principally related to disbursed education loans through our Monogram platform at Union Federal.

See Note 7, “Education Loans,” in the footnotes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Education Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity during the three and six months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012			2011
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$46,734	$(1,360)	$45,374	$8,704	$(1,257)	$7,447
Disbursements of principal to borrowers	6,022	—	6,022	9,740	—	9,740
Principal receipts from borrowers	(964)	—	(964)	(277)	—	(277)
Interest capitalized on loans in deferment and forbearance	183	—	183	(4)	5	1
Reserves reclassified from interest receivable for capitalized interest	7	(7)	—	11	(11)	—
Provision for loan losses	—	46	46	—	121	121
Net charge-offs:
Charge-offs	(38)	38	—	(47)	47	—
Recoveries from borrowers	181	(181)	—	160	(160)	—

Net charge-offs	143	(143)	—	113	(113)	—

Balance, end of period	$52,125	$(1,464)	$50,661	$18,287	$(1,255)	$17,032

	Six months ended December 31,
	2012			2011
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$34,404	$(1,309)	$33,095	$1,336	$(1,336)	$—
Disbursements of principal to borrowers	18,947	—	18,947	17,219	—	17,219
Principal receipts from borrowers	(1,758)	—	(1,758)	(490)	—	(490)
Interest capitalized on loans in deferment and forbearance	200	—	200	1	—	1
Reserves reclassified from interest receivable for capitalized interest	22	(22)	—	11	(11)	—
Provision for loan losses	—	177	177	—	302	302
Net charge-offs:
Charge-offs	(56)	56	—	(151)	151	—
Recoveries from borrowers	366	(366)	—	361	(361)	—

Net charge-offs	310	(310)	—	210	(210)	—

Balance, end of period	$52,125	$(1,464)	$50,661	$18,287	$(1,255)	$17,032

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

At December 31, 2012 and June 30, 2012, there were $18 thousand and $54 thousand, respectively, of education loans that were on non-accrual status and no education loans that had specific reserves. These loans consisted of loans that were transferred by Union Federal to FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. None of the Monogram-based education loans issued through Union Federal were greater than 180 days past due at December 31, 2012 and June 30, 2012.

See Note 7, “Education Loans,” in the footnotes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Mortgage Loan Allowances for Loan Losses

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

Service Revenue Receivables

We record our service revenue receivables at fair value on our consolidated balance sheet. At December 31, 2012 and June 30, 2012, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represented the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part related to the GATE Trusts and other securitization trusts we previously facilitated.

For additional information, see Note 10, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Part 1 of this quarterly report.

Deposits for Participation Interest Accounts

Participation accounts serve as a first-loss reserve to the originating lenders for defaults experienced in Monogram-based loan program portfolios. Cash balances in the participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts.

The participation accounts increased $5.6 million in the six months ended December 31, 2012 due to funding for fiscal 2013 education loan volume.

For additional information, see Note 8, “Deposits in Participation Interest Accounts,” in the notes to our unaudited consolidated financial statements included in Part 1 of this quarterly report.

Goodwill & Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the assets can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of assets from TMS and the Cology Sellers, we recorded other intangible assets related to the TMS customer list and tradename and the Cology Sellers customer list, respectively, each of which we amortize on a straight-line basis over 15 years, and TMS technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our consolidated statement of operations.

Our customer list intangible asset is related to educational institutions with which TMS had existing client relationships in place as of December 31, 2010 and financial institutions with which the Cology Sellers had existing client relationships in place as of October 19, 2012. The trade name intangible asset relates to the name and reputation of TMS in the tuition payment industry. Intangible assets attributable to TMS technology represented the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill represents the value attributed to our acquisition of assets from TMS and the Cology Sellers that cannot be separately attributed to a tangible or intangible asset.

In 2012, we evaluated our TMS goodwill for impairment on May 31, which is our annual impairment testing date, and concluded that the fair market value of the TMS reporting unit was greater than 10% in excess of our recorded book value, and therefore, was not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS reporting unit. There have been no indicators of impairment since that date. For purposes of impairment testing, Cology LLC will be considered its own reporting unit.

Various assumptions go into our assessment of whether there is any TMS goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Campus Advantage products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Campus Advantage products, higher-than-expected expense levels to provide services to TMS’ clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce overall net interest income opportunity for cash that is held by us on behalf of TMS’ school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables.

We have not evaluated our goodwill for impairment as it relates to Cology LLC as the asset acquisition took place on October 19, 2012. There have been no indicators of impairment since the acquisition date and Cology LLC goodwill will be tested for impairment on our annual impairment testing date of May 31, 2013.

During the six months ended December 31, 2012, we recorded amortization expenses on our intangible assets of $1.0 million.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At December 31, 2012, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased during the six months ended December 31, 2012 from June 30, 2012 as a result of our net loss of $26.2 million, partially offset by an increase in additional paid in capital for stock compensation of $2.1 million and a $1.0 million increase in accumulated other comprehensive income for the net unrealized gains on the investments available-for-sale portfolio, net of tax.

In December 2007, FMD entered into an investment agreement with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners, which we refer to as the Purchasers. Pursuant to the investment agreement, FMD issued 132,701 shares of newly designated Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share, or Series B Preferred Stock, at a purchase price of $1 thousand per share. The Series B Preferred Stock was automatically convertible into FMD’s common stock upon the sale or transfer by any holder of the Series B Preferred Stock to any party other than an affiliate of such holder. The number of common shares issuable upon conversion was equal to the initial purchase price of the Series B Preferred Stock, divided by the conversion price of $15.00 per share. On November 30, 2012, the Purchasers entered into a purchase agreement with a third party to sell, in a private transaction, all 132,701 shares of Series B Preferred Stock then outstanding. On December 4, 2012, the transaction was settled and the Series B Preferred Stock was converted into 8,846,733 shares of FMD’s common stock and was issued to the third-party purchaser. Following this transaction, there are no longer any shares of Series B Preferred Stock outstanding.

Off-Balance Sheet Arrangements

We offer outsourcing services in connection with education loan programs, from program design through securitization of the education loans. We have historically structured and facilitated the securitization of education loans for our clients through a series of special purpose trusts.

The principal uses of the securitization trusts we facilitated have been to generate sources of liquidity for our clients’ and Union Federal’s assets sold into such trusts and make available more funds to students and colleges. See Note 2, “Summary of Significant Accounting Policies—Consolidation,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for a discussion of our determination to not consolidate these securitization trusts.

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income and yields earned and paid on interest-earning assets and interest-bearing liabilities from continuing operations:

	Three months ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$124,684	$48	0.15%	$179,040	$47	0.10%
Short-term investments	54,716	84	0.61	50,000	52	0.42
Interest-bearing restricted cash	10,623	8	0.31	108,398	191	0.70
Investments available-for-sale	77,601	357	1.84	29,639	170	2.30
Education loans held-to-maturity	47,876	751	6.23	11,518	181	6.26
Mortgage loans held-to-maturity	10,385	119	4.56	7,591	85	4.46

Total interest-earning assets	325,885	1,367	1.66	386,186	726	0.75
Non-interest-bearing cash	767			12,023
Allowance for loan losses and lower of cost or fair value adjustments	(2,012)			(2,135)
Other assets	171,209			105,694

Total assets	$495,849			$501,768

Liabilities:
Time and savings account deposits	$52,219	$141	1.07%	$41,027	$95	0.92%
Money market account deposits	62,205	165	1.05	27,383	67	0.98
Other interest-bearing liabilities	2,134	35	6.43	4,714	69	5.70

Total interest-bearing liabilities	116,558	341	1.16	73,124	231	1.25
All other liabilities	169,798			193,527

Total liabilities	286,356			266,651
Stockholders’ equity	209,493			235,117

Total liabilities and stockholders’ equity	$495,849			$501,768

Total interest-earning assets	$325,885			$386,186

Net interest income		$1,026			$495

Net interest margin			1.25%			0.51%

	Six months ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$126,532	$101	0.16%	$195,346	$131	0.13%
Short-term investments	61,978	186	0.60	50,000	109	0.43
Interest-bearing restricted cash	18,363	30	0.32	119,037	433	0.72
Investments available-for-sale	73,712	705	1.91	20,213	240	2.38
Education loans held-to-maturity	42,743	1,341	6.22	6,482	203	6.22
Mortgage loans held-to-maturity	9,552	197	4.12	7,207	164	4.56

Total interest-earning assets	332,880	2,560	1.53	398,285	1,280	0.64
Non-interest-bearing cash	904			7,653
Allowance for loan losses and lower of cost or fair value adjustments	(1,976)			(2,185)
Other assets	172,878			118,309

Total assets	$504,686			$522,062

Liabilities:
Time and savings account deposits	$50,555	$266	1.04%	$41,429	$193	0.92%
Money market account deposits	51,126	273	1.06	24,565	127	1.03
Other interest-bearing liabilities	2,373	75	6.24	5,082	150	5.84

Total interest-bearing liabilities	104,054	614	1.17	71,076	470	1.31
All other liabilities	185,812			209,604

Total liabilities	289,866			280,680
Stockholders’ equity	214,820			241,382

Total liabilities and stockholders’ equity	$504,686			$522,062

Total interest-earning assets	$332,880			$398,285

Net interest income		$1,946			$810

Net interest margin			1.16%			0.40%

Analysis of changes in net interest income

	Change between periods for three months ended December 31,
	2012 - 2011
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(21)	$22	$1
Short-term investments	7	25	32
Interest-bearing restricted cash	(78)	(105)	(183)
Investments available-for-sale	221	(34)	187
Education loans held-to-maturity	571	(1)	570
Mortgage loans held-to-maturity	32	2	34

Total interest income			641

Time and savings account deposits	30	16	46
Money market account deposits	93	5	98
Other interest-bearing liabilities	(43)	9	(34)

Total interest expense			110

Net increase in net interest income			$531

	Change between periods for six months ended December 31,
	2012 - 2011
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(56)	$26	$(30)
Short-term investments	36	41	77
Interest-bearing restricted cash	(164)	(239)	(403)
Investments available-for-sale	512	(47)	465
Education loans held-to-maturity	1,138	—	1,138
Mortgage loans held-to-maturity	49	(16)	33

Total interest income			1,280

Time and savings account deposits	48	25	73
Money market account deposits	142	4	146
Other interest-bearing liabilities	(85)	10	(75)

Total interest expense			144

Net increase in net interest income			$1,136

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

Net cash used in operating activities from continuing operations for the six months ended December 31, 2012 was $31.9 million, compared with net cash used in operating activities from continuing operations of $12.8 million for the six months ended December 31, 2011. The increase in cash used was principally the result of the receipt of $13.0 million from the sale of certain service revenue receivables on November 14, 2011 coupled with a change in net funding of participation accounts of $10.5 million for the six months ended December 31, 2012.

We anticipate continuing to receive fees related to loan processing and origination and portfolio management services as well as fees related to Monogram-based loan programs. We believe that our significant cash, cash equivalents and investments, coupled with management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short- and long-term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash used in investing activities from continuing operations for the six months ended December 31, 2012 was $7.4 million, compared with net cash used in investing activities from continuing operations of $43.4 million for the six months ended December 31, 2011. The improvement of $36.0 million was primarily due to a decrease in purchases of short-term investments of $25.0 million and a reduction of $15.5 million in net purchases of investments available-for-sale, partially offset by an increase in mortgage loans held-to-maturity of $2.2 million and $4.7 million used for the acquisition of a substantial portion of the operating assets from the Cology Sellers. Net cash provided by financing activities from continuing operations was $43.2 million for the six months ended December 31, 2012, primarily reflecting an increase in deposits. Net cash provided by financing activities from continuing operations was $7.6 million for the six months ended December 31, 2011, primarily reflecting an increase in deposits.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal, TMS and Cology LLC, and capital expenditures;

•

The extent to which our services and products, including Monogram-based loan programs, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

•

The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in challenges to tax refunds previously received in the amount of $176.6 million in connection with our sale of the Trust Certificate;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to access wholesale financing opportunities within Union Federal to help meet the liquidity needs generated by Monogram-based loans;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions FMD may make to Union Federal;

•	The resolution of any appeal of the ATB Order, which could also affect our state tax liabilities in fiscal 2008 and fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

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

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at December 31, 2012:

(dollars in thousands)
Within three months	$—
Three to six months	119
Six months to twelve months	8,427
Greater than twelve months	13,588

Total time deposits >$100 thousand	$22,134

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our TMS operations, we collect tuition payments from students or their families on behalf of educational institutions. Included in restricted cash on our consolidated balance sheet are recoveries on defaulted education loans due to our portfolio management clients, undisbursed education loan proceeds for our loan origination clients and tuition payments in custody at other financial institutions. These cash balances are recorded as restricted cash on our consolidated balance sheet because they are deposited in segregated depository accounts. Included in restricted funds due to clients on our consolidated balance sheet were tuition payments due to our TMS clients and education loan proceeds due to students or schools.

Line of Credit

At December 31, 2012, through Union Federal we had $75.5 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at December 31, 2012 or June 30, 2012.

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

Union Federal’s equity capital was $19.6 million at December 31, 2012, up from $16.3 million at June 30, 2012, principally due to a $2.3 million capital contribution paid to Union Federal by FMD during the six months ended December 31, 2012. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2012 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2012	June 30, 2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	25.0%	31.3%
Total risk-based capital	8.0	10.0	25.3	31.7
Tier 1 (core) capital	4.0	5.0	9.5	11.0

FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to our stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three and six months ended December 31, 2012 and 2011 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(11,908)	$(16,399)	$(25,445)	$(34,853)
Adjustments to loss from continuing operations, before income taxes:
Fair value changes to service revenue receivables	(381)	3,200	(1,219)	2,252
Cash receipts from service revenue receivables	444	26	1,556	54
Depreciation and amortization	988	1,263	1,994	2,497
Stock-based compensation	1,081	1,180	2,149	2,522
TMS deferred revenue	(2,368)	(2,874)	(910)	(2,093)
Other, net of cash flows from FMDS in 2011	(1,527)	179	(2,634)	326

Non-GAAP net operating cash usage	$(13,671)	$(13,425)	$(24,509)	$(29,295)

“Net operating cash usage” for the six months ended December 31, 2012 improved by $4.8 million compared to the six months ended December 31, 2011. The decrease of $4.8 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was largely the result of a decrease in non-interest expenses of $4.8 million driven principally by decreases of $1.9 million in compensation and benefits expenses, $2.4 million in marketing costs and $1.9 million in third party services and increased cash receipts from service revenue receivables of $1.5 million offset by $2.1 million of cash flows related to FMDS not received in the six months ended December 31, 2012.

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

The interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration. Demand deposits are generally subject to daily re-pricing, and time deposits are generally re-priced at maturity. Our interest-bearing assets are largely made up of our investments available-for-sale, education loans, mortgage loans and cash in interest-bearing accounts.

Our education loan portfolio primarily consists of variable rate loans which reprice in accordance with LIBOR. As such, as market rates increase or decrease, our interest-bearing assets are likely to be immediately impacted while our interest-bearing liabilities are slower to reprice. Our investments available-for-sale, education loans and mortgage loans totaled $141.0 million at December 31, 2012, of which 58.8% are variable rate instruments. Our short-term investments are comprised of fixed-rate certificates of deposit that have maturities of less than one year. Approximately 47% of our fixed-rate customer deposits at Union Federal have maturities in excess of 12 months from December 31, 2012. Approximately 45% of the deposits have variable interest rates or fixed interest rates with maturities of six months or less from December 31, 2012. We have increased the volume of customer deposits, begun lengthening the average maturities of our customer deposits and converted a portion of Union Federal’s cash and cash equivalents into higher earning, longer maturity assets including Monogram-based education loans and investment securities, increasing our net interest margin and also decreasing some of our exposure to interest risk. The time deposits at Union Federal had a weighted-average life of approximately 407 days at December 31, 2012.

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

The frequent re-pricing of our liabilities drives our investment decisions. Approximately 33% of Union Federal’s mortgage loans and all of its education loans had variable interest rates at December 31, 2012. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. Excess cash is primarily invested in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results in order to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates and the immateriality of net interest income at December 31, 2012. Further, increases in interest rates may have an adverse impact on our consolidated balance sheet as the unrealized gains and losses on the investments available-for-sale portfolio would result in unrealized losses.

We use current market interest rates and our expectations of future interest rates to estimate fair value of our service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

TERI Database Dispute

In November 2010, following the confirmation of its plan of reorganization, TERI filed with the United States Bankruptcy Court for the District of Massachusetts, or Bankruptcy Court, a Motion for Interpretation of Order, effectively requesting the Bankruptcy Court to rule that certain contractual restrictions on TERI’s rights have lapsed with respect to a loan database that we provided in 2008. We refer to this matter as the Database Dispute. In general, the contractual restrictions limited TERI to using or disclosing that loan database in connection with education loan guaranty programs offered and guaranteed by TERI. In December 2010, the Bankruptcy Court issued an order with respect to the Database Dispute, which we refer to as the Database Order. The Database Order stated that a June 2008 order issued by the Bankruptcy Court was not intended to extend the contractual restrictions applicable to TERI beyond May 31, 2010, which was two years following the termination by TERI of our 2001 database sale and supplementation agreement. On December 23, 2010, FMD filed an appeal of the Database Order in the United States District Court for the District Court of Massachusetts, which we refer to as the District Court (Civil Action No. 11-10241 (DPW)). On December 8, 2011, the District Court issued an order affirming the Database Order, which we refer to as the District Court Order. On January 4, 2012, FMD filed a notice of appeal of the District Court Order with the United States Court of Appeals for the First Circuit, which we refer to as the First Circuit. Following a mandatory settlement conference, FMD filed its opening brief in the First Circuit on February 28, 2012. On April 10, 2012, FMD, FMER, FMDS and TERI entered into a settlement agreement, which we refer to as the Settlement Agreement, that, subject to the satisfaction of certain conditions, would resolve the Database Dispute. Pending the satisfaction of the conditions of the Settlement Agreement, on May 18, 2012, TERI responded to FMD’s opening brief by filing a motion to dismiss the appeal on mootness grounds. FMD filed an opposition to that motion on May 29, 2012. On September 19, 2012, the First Circuit denied TERI’s motion to dismiss. On October 3, 2012, TERI filed with the First Circuit its opening brief and filed a motion to dismiss the appeal on mootness grounds. FMD filed an opposition to the motion to dismiss on October 15, 2012. On November 21, 2012, FMD filed its response brief with the First Circuit.

On November 26, 2012, FMD, FMER, FMDS and TERI entered into an amendment to the Settlement Agreement. Pursuant to the amended Settlement Agreement, TERI destroyed all of its copies and reproductions of the loan database, including copies and reproductions maintained by its representatives. TERI granted FMD an exclusive and perpetual license to use the loan database to the maximum extent permitted by applicable law. In addition, FMD conducted an audit of certain equipment owned by TERI to confirm the absence of any disputed loan data on such equipment, which audit was completed to FMD’s satisfaction on November 26, 2012. On November 27, 2012, FMD, FMER, FMDS and TERI filed a joint notice of dismissal with the First Circuit.

There were no material developments during the second quarter of fiscal 2013 in the matters entitled “Internal Revenue Service Audit” and “Massachusetts Appellate Tax Board Matters” included in Item 3 of Part I of our Annual Report.

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

•

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of our Monogram-based loan programs as well as our TMS offerings and Cology LLC offerings.

•	If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

•	If competitors or potential competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

•	If we are unable to protect the confidentiality of our proprietary information and processes, the value of our services and technology could be adversely affected.

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

•

A significant portion of the purchase price for our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

•

A number of factors, some of which are beyond our control, have adversely affected and may continue to adversely affect our portfolio funding activities and thereby adversely affect our results of operations.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•

Stockholders that own large blocks of our common stock could exercise substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

In addition, we added the following risk factors:

•	We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of a substantial portion of the operating assets of the Cology Sellers.

•	We may not be able to adequately raise the price of our common stock to remain compliant with NYSE listing standards.

We also deleted the following risk factors:

•	We may acquire other businesses, and we may have difficulty integrating these businesses or generating an acceptable return from acquisitions.

•	ASC 810 may result in increased volatility in our reported financial condition and results of operations.

•

Recent legislative proposals could affect the prepayment of education loans. If the legislative proposals are enacted, they could adversely affect the loan portfolio performance of our Monogram platform.

Risks Related to Our Industry, Business and Operations

Challenges exist in implementing revisions to our business model.

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In November 2011, we began offering refund management services to education institutions and students through TMS. In October 2012, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers. Cology LLC provides education loan processing and disbursement services to approximately 250 credit unions in the United States as well as offering life-of-loan servicing. Successful sales of our service offerings, particularly our Monogram platform, Cology LLC services and TMS services, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

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

Commercial banks have historically served as the initial funding sources for the education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated take-out securitization transactions to support the long-term funding of education loans, and commercial banks may be facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal and private education loan marketing have been eliminated by legislation that eliminated the Federal Family Education Loan Program, or FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of legislative and regulatory changes, general economic conditions, capital markets disruptions and the overall credit performance of consumer-related loans, the education loan business may be less attractive to commercial banks than in the past.

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

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the loan program, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs, in order to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to Union Federal’s Monogram-based loan programs. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal education loans and eliminated FFELP as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of our Monogram-based loan programs as well as our TMS offerings and Cology LLC offerings.

Through February 8, 2013, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including our subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through February 8, 2013. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

TMS began offering refund management services to education institutions and students in November 2011 and began offering its Campus Advantage product in November 2012. Deployment of these offerings has been limited, and we will need to gain widespread market acceptance of our refund management services and Campus Advantage product in order to improve our long-term financial condition, results of operations and cash flow. In addition, we completed our acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012. Cology LLC offers education loan processing and disbursement services as well as offering life-of-loan servicing. We believe that there is an opportunity to cross-sell aspects of our Monogram platform on a stand-alone basis to Cology LLC’s credit union clients. We cannot assure you that we will be able to achieve widespread market acceptance by these credit union clients of these additional services. Successful sales of our Monogram platform offerings to Cology LLC’s clients will be an important factor in realizing the benefits of the asset acquisition and in diversifying our revenues.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the loan programs. As of December 31, 2012, the balance of our funded credit enhancements was $9.8 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

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

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs and tuition payment processing plans. The outsourcing services market in which we operate remains competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, than we are. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us. These disadvantages are particularly acute for us because we have only been operating Monogram-based loan programs since fiscal 2011.

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Fynanz Inc. and Campus Door Holdings Inc. compete directly with Cology LLC and Sallie Mae, Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS.

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

We focus our business on the market for private education loans, and the majority of our business is concentrated in products for post-secondary education. The availability and terms of loans that the government originates or guarantees affects the demand for private education loans because students and their families often rely on private education loans to bridge a gap between available funds, including family savings, scholarships, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965. Recent federal legislation expanded federal grant and loan assistance, which could weaken the demand for private education loans. The creation of similar federal or state programs that make additional government loan funds available could decrease the demand for private education loans.

Access to alternative means of financing the costs of education may reduce demand for private education loans.

The demand for private education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both pre-paid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs, generally; and

•	Direct loans from colleges and universities.

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

We have in the past relied, and will continue to rely in part, on our clients to market and fund education loans to borrowers. If our clients do not devote sufficient time, emphasis or resources to marketing their Monogram-based loan programs or are not successful in these efforts, then we may not reach the full potential of our capacity for facilitated loan volume and our business will be adversely affected. In addition, our lender clients’ Monogram-based loan programs, and related marketing efforts, may not necessarily extend nationwide and, in fact, may focus on a limited geographic footprint.

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

We have engaged in cost reduction initiatives in the past and we may engage in cost reduction initiatives in the future. These types of cost reduction activities are complex. Even if we carry out these strategies in the manner we expect, we may not be able to achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Furthermore, we continue to experience negative net operating cash flows. Our continued use of cash to fund operations may necessitate further significant changes to our cost structure if we are unable to grow our revenue base to the level necessary to fund our ongoing operations.

In addition, cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. We must retain, train, supervise and manage our employees effectively during this period of change in our business and our ability to respond in a timely and effective fashion to unanticipated exigencies of our business model could be negatively affected during this transition. Furthermore, we believe that retaining our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy begins to re-emerge from the financial crisis. We are particularly dependent on the continuing members of our management team and the loss of any of these key employees could adversely affect our business.

As part of our previous cost reduction initiatives we have terminated employees, including members of senior management. Although we believe that our capital resources as of December 31, 2012, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

If competitors or potential competitors acquire or develop an education loan database or advanced loan information processing systems, our business could be adversely affected.

We own a database of historical information on education loan performance that we use to help us enhance our proprietary origination risk score model, determine the terms of portfolio funding transactions and derive the estimates and assumptions we make in preparing our consolidated financial statements and cash flow models. We have also developed a proprietary loan information processing system to enhance our application processing and loan origination capabilities. We believe that our education loan database and loan information processing system provide us with a competitive advantage in offering our services. A third party could create or acquire databases and systems such as ours, especially in light of the transition of our special servicing to third parties. As lenders and other organizations in the education loan market originate or service loans, they compile over time information for their own education loan performance database. Our competitors and potential competitors may have originated or serviced a greater volume of education loans than we have over the past several years, which may have provided them with comparatively greater borrower or loan data, particularly during the most recent economic cycle. If a third party creates or acquires an education loan database or develops a loan information processing system, our competitive positioning, ability to attract new clients and business could be adversely affected.

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

Our future success depends, in part, on our ability to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, if TMS fails to properly administer its tuition payment plans or other services or if Cology LLC fails to properly provide its education loan processing and disbursement services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of December 31, 2012, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of a third party on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments and reduced efficiency in loan processing or our other services, including TMS’ and Cology LLC’s services. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston, Massachusetts, Providence, Rhode Island and Sacramento, California metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of a substantial portion of the operating assets of the Cology Sellers.

Our acquisition of a substantial portion of the operating assets of the Cology Sellers is an important transaction for us. We have made several assumptions regarding cost and revenue synergies in connection with the acquisition, many of which are dependent upon how successful we are in integrating the business of Cology LLC. The difficulties of integrating Cology LLC’s operations include, among other things:

•	Retaining customers;

•	Consolidating corporate and administrative functions;

•	Coordinating sales and marketing functions;

•	The ability to sell Monogram products and services to Cology LLC clients;

•	Persuading employees that the First Marblehead and Cology LLC business cultures are compatible, maintaining morale and retaining key employees; and

•

The difficulty of integrating Cology LLC’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of each company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of Cology LLC’s operations could harm our business, results of operations, financial condition or prospects and impair the value of goodwill or intangible assets.

Risks Related to Our Financial Reporting and Liquidity

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the state tax matters pending before the ATB.

Effective March 31, 2009, we completed the sale of the Trust Certificate. The sale generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the Trust Certificate. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs. As of December 31, 2012, as well as through the filing of this quarterly report on February 8, 2013, the IRS had not issued any notice of proposed adjustment in connection with its audit.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We took the position in these proceedings that GATE was properly taxable as a financial institution and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order, which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. Any appeal of the ATB Order by us would occur only after the issuance of the ATB’s opinion and could include a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner may also consider an appeal of the ATB Order’s findings. We have accrued for an aggregate income tax liability of $23.8 million, including interest, as of December 31, 2012 related to this matter. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such potential tax payments were included on our consolidated balance sheet under income taxes payable. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

See Note 11, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information on the IRS audit and the ATB matters.

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

We continue to monitor our involvement with each unconsolidated VIE and we have determined that we are not the primary beneficiary of any unconsolidated VIE due to the sole, unilateral rights of other parties to terminate us in our role as service provider, or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the range of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of each of our VIEs, any decision to consolidate or deconsolidate a VIE could result in significant changes to our reported assets and liabilities and results of operations during the fiscal quarter in which the change occurs and could make comparisons of our financial performance between periods challenging to investors.

For example, upon our adoption of ASU 2009-16 and ASU 2009-17 on July 1, 2010, we consolidated 11 NCSLT Trusts and 3 GATE Trusts, and we deconsolidated our indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. As of November 14, 2011, we deconsolidated $6.61 billion of total assets of the NCSLT Trusts, including $6.39 billion of education loans, and $7.85 billion of total liabilities of the NCSLT Trusts, including $7.81 billion of long-term borrowings. We recognized a non-cash gain of $1.24 billion in our consolidated statement of operations upon deconsolidation, representing the accumulated deficits in these trusts, net of any elimination entries. As of March 31, 2012, we deconsolidated $258.4 million of total assets and $260.1 million of total liabilities of the GATE Trusts. We recognized a non-cash gain of $1.7 million in our consolidated statement of operations upon deconsolidation, representing the accumulated deficits in these trusts. We also recognized an additional gain of $9.2 million at the time of deconsolidation, representing the residual interests related to the GATE Trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million upon the deconsolidation event. See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, income taxes relating to uncertain tax positions accrued for under ASC 740, Income Taxes (formerly FASB No. 48, Accounting for Uncertainty in Income Taxes), the valuation of our deposits for participation accounts and our determination of goodwill and intangible asset impairment.

In our determination of the fair value of our service revenue receivables and deposits for participation accounts, we use discounted cash flow modeling techniques and certain assumptions to estimate fair value because there are no quoted market prices.

Our key assumptions to estimate fair value include, as applicable:

•	Discount rates, which we use to estimate the present value of our future cash flows;

•	The annual rate and timing of education loan prepayments;

•	The trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time;

•	The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance and alternative payment plans;

•	The expected amount and timing of recoveries on defaulted education loans; and

•	The fees and expenses of the securitization trusts.

Because our estimates rely on quantitative and qualitative factors, including our historical experience, to predict default, recovery and prepayment rates, management’s ability to determine which factors should be more heavily weighted in our estimates, and to accurately incorporate those factors into our loan performance assumptions, are subjective and can have a material effect on valuations.

If the actual performance of the education loan portfolios held by us, or our clients who hold Monogram-based loans, were to vary appreciably from the assumptions we use, we may need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual service revenues or releases from participation accounts could be significantly less than reflected in our current consolidated financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and assumed potential contingent liabilities of Union Federal under an indenture. We may incur substantial costs if we have to perform or assume obligations of Union Federal, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 11, “Commitments and Contingencies—Performance Guaranty,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we may incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of UFSB-SPV. In connection with the restructuring, the third-party conduit lender released potential claims against Union Federal and UFSB-SPV pursuant to an indenture relating to the facility based upon events arising prior to April 16, 2010, subject to certain liability limits. FMD assumed any remaining contingent liability of Union Federal and its affiliates, other than UFSB-SPV, under the facility arising prior to April 16, 2010, subject to the same liability limits. In addition, FMD assumed any contingent liability of Union Federal under the facility arising prior to April 16, 2010 based on fraud, willful misconduct or gross negligence, and agreed to provide a separate indemnity for third-party claims by or on behalf of borrowers against the conduit lender based on loan origination errors. In December 2011, FMD and certain of its subsidiaries entered into a letter agreement with the conduit lender and other secured parties pursuant to which, among other things, the conduit lender foreclosed on the collateral in satisfaction of UFSB-SPV’s obligations under the facility and the parties agreed to maintain existing servicing arrangements with respect to the education loan portfolio formerly serving as collateral. The obligations assumed by FMD, but not its separate indemnity, terminated on June 30, 2012. See Note 11, “Commitments and Contingencies—Assumption of Potential Contingent Liabilities of Union Federal,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse effect on our liquidity or financial condition.

Changes in macro-economic conditions, including interest rates, could affect the value of our additional structural advisory fees, residual receivables and participation accounts, as well as demand for education loans and our services.

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

In addition to higher interest rates, other factors, such as challenging economic times, including high unemployment rates, can also lead to an increase in delinquency and default rates. If the prepayment or default rates increase for the education loans held by us or our Monogram platform clients, we may experience a decline in the value of service revenue receivables and our participation accounts, as well as a decline in fees related to Monogram-based loan programs in the future, which could cause a decline in the price of our common stock and could also prevent, or make more challenging, any future portfolio funding transactions.

If sufficient funds to finance our business are not available to us when needed or on acceptable terms, we may be required to delay, scale back or otherwise alter our strategy.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. Furthermore, while we have made progress towards reducing our overall cash needs, we continue to utilize significant levels of cash to fund the many priorities required of a diverse business such as ours. We may require additional funds for our products, operating expenses, including expenditures relating to TMS and Cology LLC, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of December 31, 2012, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail, delay or terminate plans for TMS or Cology LLC, terminate personnel or further scale back our expenses. If any of the aforementioned occurs, our ability to expand could become adversely affected. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 13, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At December 31, 2012, we had $20.1 million of goodwill and $25.5 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. TMS’ business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Campus Advantage products, higher-than-expected expense levels to provide services to TMS clients, a lower interest rate environment, shorter hold periods or lower cash balances than contemplated, which would reduce overall net interest income opportunity for cash that is held by us on behalf of TMS’ school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. Cology LLC’s business would be adversely impacted and impairment triggered if any of the following were to occur: higher attrition rates than planned, a lack of acceptance of Monogram products and services by its credit union clients, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

Our financial and operating results are subject to seasonality and cyclicality.

Our financial and operational results are subject to seasonal trends. For example, the volume of education loan applications typically increases with the approach of tuition payment dates. Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. We expect this seasonality of education loan originations to continue to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate loan application volume and process the higher origination activity. In addition, TMS’ financial and operating results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year. In addition, TMS holds restricted cash that represents tuition payments collected from students or their families on behalf of educational institutions. This cash is generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease through May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $341.1 million during August 2012 to a low of $55.3 million during May 2012.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

Our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

In the past, we did not charge separate fees for many of our services, but generally entered into agreements with clients giving us the exclusive right to securitize the education loans that they did not intend to hold. As a result, we have historically recognized a significant portion of our revenues and substantially all of our income from structuring securitization transactions. We have not completed a securitization since the first quarter of fiscal 2008.

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

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies or credit facility providers; and

•	Changes to bankruptcy laws that change the current non-dischargeable status of private education loans, which could materially adversely affect recovery rates on defaulted loans.

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

We facilitated and structured a number of special purpose trusts that have been used in securitizations to finance education loans that our clients originated, including securitization trusts that have issued auction rate notes. Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that those securitization trusts have issued, we could be deemed responsible and could be liable to those investors for damages. We could also be liable to investors or other parties for certain updated information that we have provided subsequent to the original ABS issuances by the trusts. If we have failed to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts made statements that were misleading in any material respect in information delivered to investors in any securities or if we breached any duties as the structuring advisor, administrator or special servicer of the securitization trusts, it is possible that we could be sued and ultimately held liable to an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections guidelines and may increase if the performance of the securitization trusts’ loan portfolios degrades, and rating agencies over the past several years have downgraded various ABS issued by the trusts we facilitated. TERI’s confirmed plan of reorganization provides exculpation for certain of our actions as administrator of the securitization trusts in connection with the TERI reorganization, but the exculpation may not cover all of our actions as administrator of the trusts during the TERI reorganization. Investigations by state Attorneys General, as well as private litigation, have focused on auction rate securities, including the marketing and trading of such securities. It is possible that we could become involved in such matters in the future. In addition, under various agreements entered into with underwriters or financial guaranty insurers of those ABS, as well as certain lenders, we are contractually bound to indemnify those persons if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information.

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

The Dodd-Frank Act also restructures the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act, or HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) are expected, over time, to alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective for five years after enactment.

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

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB has initiated its examination program of non-depository institutions (which could include service providers such as FMER). The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS, Cology LLC and Union Federal’s operating subsidiary FM Loan Origination Services, LLC, or FMLOS. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal, as well as authority to examine and supervise federal savings associations with assets of less than $10 billion, such as Union Federal, for compliance with consumer protection laws.

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

The CFPB’s initiatives and similar efforts with respect to other credit and retail banking products could increase our costs and the complexity of our operations. See Item 1, “Business—Government Regulation” included in Part I of our Annual Report for additional information.

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

As a result of our acquisition of Union Federal in November 2006, we became subject to regulation as a savings and loan holding company, and our business is limited to activities that are financial or real-estate related. FMD is subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve and the OCC each have certain types of enforcement authority over us, including the ability in certain circumstances to review and approve changes in management and compensation arrangements, issue cease-and-desist orders, force divestiture of Union Federal and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Any such actions could adversely affect our reputation, liquidity or ability to execute our business plan. In addition, we could incur additional costs in complying with differing interpretations by these new regulators, or significant penalties if we fail to comply.

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

Third parties with which we do, or have done, business, including federal and state chartered financial institutions and non-bank loan marketers, are subject to registration, licensing and governmental regulations, including Truth-in-Lending Act, or TILA, and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to loan brokers, small loan lenders, credit services organizations, loan arrangers and collection agencies. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with which we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

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

Legislation has been introduced in the U.S. Senate that would generally end the bankruptcy exemption from dischargeability for certain private education loans. If enacted as initially proposed, this legislation would apply retroactively to private education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. This legislation is substantially similar to legislation that was introduced in both houses of Congress in the last Congress. If enacted in this Congress, such legislation may adversely affect the performance of the education loans under our Monogram platform, restrict the availability of capital to fund education loans and increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

In addition, the July, 2012 report on private education lending released by the CFPB recommended that the U.S. Congress reconsider the advisability of continuing the current non-dischargeable status of private education loans.

A senator also reintroduced another bill that had been introduced in the prior Congress that would amend TILA and the Higher Education Act to, among other things, require colleges to confirm a student’s enrollment status, cost of attendance and estimated federal financial aid assistance before any private education loan could be approved for that student. If that legislation is enacted it could make the process for approving private education loans slower and more expensive.

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

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, our TMS offerings and our Cology LLC offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

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

We may not be able to adequately raise the price of our common stock to remain compliant with NYSE listing standards.

On November 7, 2012, we received notice from the NYSE stating that we were not in compliance with one of the continued listing standards of the NYSE. The applicable listing standard requires an average closing price of our common stock of not less than $1.00 per share over a consecutive 30-trading-day period. We have been provided a six-month cure period to regain compliance with the rule. We can regain compliance if, on the last trading day of any calendar month during the cure period, the closing price per share of our common stock is at least $1.00 and the average closing price per share of our common stock is at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If we are unable to cure this non-compliance within the prescribed six-month period, the NYSE will commence delisting procedures. As of February 5, 2013, the closing price of our common stock was $1.01 per share.

Stockholders that own large blocks of our common stock could exercise substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

There are certain investors that hold large blocks of our common stock, which could impact the outcome of key transactions. In addition, our directors and executive officers owned approximately 8.7% of the outstanding shares of our common stock as of December 31, 2012, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information for the fiscal quarter ended December 31, 2012 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as the 2003 Plan, and our 2011 stock incentive plan, which we refer to as the 2011 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2012	1,796	1.05	—	N/A
November 1—30, 2012	720	$0.96	—	N/A
December 1—31, 2012	1,401	0.72	—	N/A

Total Purchases of Equity Securities(1)	3,917	$0.91	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: February 8, 2013	By:	/s/ Kenneth Klipper
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Instance Document

101.SCH(1)	Taxonomy Extension Schema Document

101.CAL(1)	Taxonomy Calculation Linkbase Document

101.LAB(1)	Taxonomy Label Linkbase Document

101.PRE(1)	Taxonomy Presentation Linkbase Document

101.DEF(1)	Taxonomy Extension Definition Linkbase Document

(1)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act or otherwise be subject to liability under those sections.