Form 10-Q
period 2013-03-31
FIRST MARBLEHEAD CORP
filed 2013-05-10
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, the registrant had 111,458,014 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2013	June 30, 2012
ASSETS
Cash and cash equivalents	$141,534	$123,497
Short-term investments, at cost	50,116	85,007
Restricted cash	36,641	65,401
Investments available-for-sale, at fair value	83,898	68,598
Education loans held-to-maturity, net of allowance of $1,546 and $1,309	62,082	33,095
Mortgage loans held-to-maturity, net of allowance of $642 and $591	11,529	7,811
Deposits for participation interest accounts, at fair value	10,847	4,039
Service revenue receivables, at fair value	15,655	16,341
Goodwill	20,066	19,548
Intangible assets, net	24,808	20,922
Property and equipment, net	5,947	4,570
Other assets	10,208	8,976

Total assets	$473,331	$457,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$164,219	$83,428
Restricted funds due to clients	76,288	104,981
Accounts payable, accrued expenses and other liabilities	11,732	18,133
Income taxes payable	24,647	23,414
Net deferred income tax liability	1,181	861

Total liabilities	278,067	230,817
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 0 and 133 shares issued and outstanding	—	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 119,867 and 110,658 shares issued; 111,110 and 102,002 shares outstanding	1,198	1,106
Additional paid-in capital	455,857	452,726
Accumulated deficit	(75,631)	(40,627)
Treasury stock, 8,757 and 8,656 shares held, at cost	(186,930)	(186,828)
Accumulated other comprehensive income	770	610

Total stockholders’ equity	195,264	226,988

Total liabilities and stockholders’ equity	$473,331	$457,805

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Revenues:
Net interest income:
Interest income	$1,527	$950	$4,087	$2,230
Interest expense	(406)	(209)	(1,020)	(679)

Net interest income	1,121	741	3,067	1,551
(Provision) credit for loan losses	(70)	222	50	476

Net interest income after (provision) credit for loan losses	1,051	963	3,117	2,027
Non-interest revenues:
Tuition payment processing fees	7,466	7,697	22,264	22,172
Administrative and other fees	3,437	2,604	9,238	7,102
Fair value changes to service revenue receivables	838	2,454	2,057	202

Total non-interest revenues	11,741	12,755	33,559	29,476

Total revenues	12,792	13,718	36,676	31,503
Non-interest expenses:
Compensation and benefits	10,454	11,307	29,663	32,396
General and administrative	11,172	13,816	41,573	47,128

Total non-interest expenses	21,626	25,123	71,236	79,524

Loss from operations	(8,834)	(11,405)	(34,560)	(48,021)
Other income:
Gain from deconsolidation of trusts	—	9,156	—	9,514
Proceeds from TERI settlement	421	—	702	1,405

Total other income	421	9,156	702	10,919

Loss from continuing operations, before income taxes	(8,413)	(2,249)	(33,858)	(37,102)
Income tax expense (benefit) from continuing operations	376	(5,197)	1,146	(17,489)

Net (loss) income from continuing operations	(8,789)	2,948	(35,004)	(19,613)
Discontinued operations, net of taxes	—	6,910	—	1,135,781

Net (loss) income	$(8,789)	$9,858	$(35,004)	$1,116,168

Net (loss) income per basic common share:
From continuing operations	$(0.08)	$0.03	$(0.33)	$(0.18)
From discontinued operations	—	0.06	—	10.30

Total basic net (loss) income per share	$(0.08)	$0.09	$(0.33)	$10.12

Net (loss) income per diluted common share:
From continuing operations	$(0.08)	$0.03	$(0.33)	$(0.18)
From discontinued operations	—	0.06	—	10.28

Total diluted net (loss) income per share	$(0.08)	$0.09	$(0.33)	$10.10

Weighted-average common shares outstanding:
Basic	111,110	101,554	105,988	101,459
Diluted	111,110	110,573	105,988	110,499

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(dollars in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net (loss) income	$(8,789)	$9,858	$(35,004)	$1,116,168
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments available-for-sale arising during the period	(793)	117	160	199

Total comprehensive (loss) income	$(9,582)	$9,975	$(34,844)	$1,116,367

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock		Common stock				Additional	Accumulated deficit	Accumulated other	Total stockholders’
	issued		Issued		In treasury		paid-in capital		comprehensive income, net of tax	equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,116,168	—	1,116,168
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	199	199

Total comprehensive income	—	—	—	—	—	—	—	1,116,168	199	1,116,367
Net stock issuance from vesting of stock units	—	—	301	3	(61)	(78)	(2)	—	—	(77)
Stock-based compensation	—	—	—	—	—	—	3,603	—	—	3,603

Balance at March 31, 2012	133	$1	110,018	$1,100	(8,460)	$(186,629)	$451,689	$(26,687)	$480	$239,954

Balance at June 30, 2012	133	$1	110,658	$1,106	(8,656)	$(186,828)	$452,726	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(35,004)	—	(35,004)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	160	160

Total comprehensive loss	—	—	—	—	—	—	—	(35,004)	160	(34,844)
Net stock issuance from vesting of stock units	—	—	362	4	(101)	(102)	(3)	—	—	(101)
Stock-based compensation	—	—	—	—	—	—	3,221	—	—	3,221
Conversion of preferred stock	(133)	(1)	8,847	88	—	—	(87)	—	—	—

Balance at March 31, 2013	—	$—	119,867	$1,198	(8,757)	$(186,930)	$455,857	$(75,631)	$770	$195,264

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2013	2012
Cash flows from operating activities, net of effects of acquisition:
Net (loss) income	$(35,004)	$1,116,168
Discontinued operations, net of tax	—	(1,135,781)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash gain from deconsolidation of trusts	—	(9,514)
Depreciation and amortization	3,159	3,635
Credit for loan losses	(50)	(476)
Deferred income tax expense	320	208
Stock-based compensation	3,221	3,603
Service revenue receivable sales proceeds and distributions	2,743	13,574
Other non-cash benefits	—	(5,261)
Changes in assets/liabilities:
Net deposits for participation interest accounts	(6,808)	4,786
Fair value increase to service revenue receivables	(2,057)	(202)
Other assets	(1,076)	2,422
Accounts payable, accrued expenses and other liabilities	(8,094)	(7,173)
Income taxes payable	1,233	(16,276)

Cash used in operating activities - continuing operations	(42,413)	(30,287)
Cash provided by operating activities - discontinued operations	—	50,470

Net cash (used in) provided by operating activities	(42,413)	20,183
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition of operating assets of Cology, Inc.	(4,757)	—
Purchases of short-term investments	—	(70,000)
Proceeds from maturities of short-term investments	34,891	50,000
Net increase in education loans held-to-maturity	(28,814)	(30,582)
Net decrease in restricted cash	28,760	78,732
Net decrease in restricted funds due to clients	(28,693)	(40,363)
Purchases of investments available-for-sale	(24,695)	(62,555)
Principal repayments from investments available-for-sale	9,555	2,932
Net increase in mortgage loans held-to-maturity	(3,819)	(1,541)
Purchases of property and equipment	(2,661)	(295)

Net cash used in investing activities - continuing operations	(20,233)	(73,672)
Net cash provided by investing activities - discontinued operations	—	143,140

Net cash (used in) provided by investing activities	(20,233)	69,468
Cash flows from financing activities, net of effects of acquisition:
Net increase in deposits	80,791	13,291
Payments on capital lease obligations	(6)	—
Repurchases of common stock	(102)	(78)

Net cash provided by financing activities - continuing operations	80,683	13,213
Net cash used in financing activities - discontinued operations	—	(179,706)

Net cash provided by (used in) financing activities	80,683	(166,493)

Net increase (decrease) in cash and cash equivalents	18,037	(76,842)
Cash and cash equivalents, beginning of period	123,497	217,367

Cash and cash equivalents, end of period	$141,534	$140,525

Supplemental disclosures of cash flow information from continuing operations:
Interest paid	$909	$476
Income taxes paid	61	5,177
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Interest receivable capitalized to loan principal	$255	$23
Conversion of preferred stock to common stock	87	—

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2013 as “fiscal 2013.” References to our “Annual Report” mean our annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (SEC) on September 12, 2012.

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to consolidate private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified and designed to be marketed through educational institutions or to prospective borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

Through FMD’s subsidiary, Tuition Management Systems LLC (TMS), we offer tuition planning, tuition billing, refund management and payment technology services. Our bank subsidiary, Union Federal Savings Bank (Union Federal®), offers traditional retail banking products on a stand-alone basis. On October 19, 2012, we acquired a substantial portion of the operating assets, and assumed certain liabilities, of Cology, Inc. and its affiliates. We refer to Cology, Inc. and its affiliates as the Cology Sellers. We refer to the FMD subsidiary that acquired the operating assets of the Cology Sellers as Cology LLC. Through Cology LLC, we provide loan processing services to approximately 250 credit unions. Because Cology LLC is a loan processer, none of the education loans that it processes on behalf of its clients are included on our consolidated balance sheet but, rather, are included on the balance sheets of its clients. As such, none of the references in this quarterly report to education loans included in our consolidated balance sheet include the education loans originated by Cology LLC on behalf of its clients. Our consolidated financial statements for the nine months ended March 31, 2013 reflect income and expenses of Cology LLC since the date of acquisition.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of fiscal 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

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

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. ASU 2013-02 requires entities to disclose: (1) for items reclassified out of accumulated other comprehensive income and into net income for their entirety, the effect of the reclassification on each affected net income line item; and (2) for accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures. We do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

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

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary First Marblehead Education Resources, Inc. (FMER) for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer considered the primary beneficiary of these trusts. As a result, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheet and recognized a $1.7 million non-cash gain in our consolidated statement of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests and additional structural advisory fees related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

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

The revenues and expenses of discontinued operations for the three and nine months ended March 31, 2012 were as follows:

	For the three months ended March 31, 2012	For the nine months ended March 31, 2012
	(dollars in thousands)
Total revenues	$(1,048)	$(100,737)
Total expenses	610	15,408
Other income	14,280	1,258,524

Income from discontinued operations, before income taxes	12,622	1,142,379
Income tax expense	5,712	6,598

Discontinued operations, net of taxes	$6,910	$1,135,781

The securitization trusts previously consolidated were considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts was included in the tax returns of the trust owners rather than the trust entities themselves. Income taxes allocated to discontinued operations were related to the sale and operations of FMDS.

(3) Asset Acquisition of Cology, Inc.

On October 19, 2012, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers for $4.7 million in cash and the assumption of certain liabilities. Our consolidated financial statements for the nine months ended March 31, 2013 reflect income and expenses of Cology LLC since the date of acquisition. Cology LLC provides education loan processing and disbursement services to approximately 250 credit unions in the United States as well as offering life-of-loan servicing. Cology LLC earns fees based primarily on the number of loan applications, disbursements and loan certifications it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In addition to the purchase price, we entered into special retention agreements with certain Cology LLC employees that provide for a bonus payment to those employees who are employed by Cology LLC on the one-year anniversary of the acquisition date, subject to the attainment of certain reductions in operating expenses by Cology LLC. We have not accrued any amounts under the special retention agreements as of March 31, 2013. We also established a performance incentive plan that provides for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of March 31, 2013.

(4) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31, 2013	June 30, 2012
	(dollars in thousands)
Cash equivalents (money market funds)	$70,084	$80,574
Interest-bearing deposits with the Federal Reserve	56,557	27,396
Interest-bearing deposits with banks	1,272	14,026
Non-interest-bearing deposits with banks	13,421	1,302
Federal funds sold	200	199

Total cash and cash equivalents	$141,534	$123,497

Cash and cash equivalents of Union Federal of $70.2 million and $29.9 million at March 31, 2013 and June 30, 2012, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks and federal funds sold. Generally, federal funds sold are on an overnight basis.

(5) Short-term Investments

Short-term investments of $50.1 million at March 31, 2013 and $85.0 million at June 30, 2012 included certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit have a range of maturities from 0.5 months to 7.9 months.

(6) Investments Available-for-Sale

We categorize available-for-sale investment securities by major security type and class of security. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major category:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At March 31, 2013:
GSE mortgage-backed securities	$68,870	$623	$(46)	$69,447
Mortgage-backed securities issued by U.S. government agencies	14,258	207	(14)	14,451

Total	$83,128	$830	$(60)	$83,898

At June 30, 2012:
GSE mortgage-backed securities	$51,972	$369	$(56)	$52,285
Mortgage-backed securities issued by U.S. government agencies	16,016	299	(2)	16,313

Total	$67,988	$668	$(58)	$68,598

At March 31, 2013 and June 30, 2012, three investment securities, totaling $20.6 million and $16.0 million, respectively, had unrealized losses of $60 thousand and $58 thousand, respectively, and had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at March 31, 2013 and June 30, 2012 were temporary in nature.

The amortized cost basis of available-for-sale securities by maturity as of March 31, 2013 is presented below. These securities were classified based on their weighted-average maturities, after adjusting contractual maturities by anticipated prepayments. Contractual maturities on the securities range from 9 to 29 years.

	March 31, 2013
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$117	$51,577	$17,176	$—	$68,870
Weighted average yield	1.09%	2.02%	1.74%	—%	1.95%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$14,258	$—	$—	$14,258
Weighted average yield	—%	2.12%	—%	—%	2.12%

Total available-for-sale securities:
Amortized cost	$117	$65,835	$17,176	$—	$83,128
Weighted average yield	1.09%	2.04%	1.74%	—%	1.98%

Fair value	$117	$66,366	$17,415	$—	$83,898

At March 31, 2013, the expected weighted average remaining life of the available-for-sale securities was 3.2 years.

(7) Education Loans

(a) Gross Education Loans Outstanding

We began originating Monogram-based loans through Union Federal in fiscal 2012. At March 31, 2013 and June 30, 2012, education loans outstanding primarily consisted of education loans held by Union Federal, totaling $62.5 million and $33.3 million, respectively. Other education loans consisted of loans totaling $1.1 million at both March 31, 2013 and June 30, 2012, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at March 31, 2013 and June 30, 2012.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	March 31, 2013	June 30, 2012
	(dollars in thousands)
Gross loan principal outstanding	$63,628	$34,404
Allowance for loan losses	(1,546)	(1,309)

Education loans held-to-maturity, net of allowance	$62,082	$33,095

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning of period	$1,464	$1,255	$1,309	$1,336
Provision (credit) for loan losses	26	(170)	(151)	(472)
Reserves reclassified from interest receivable for capitalized interest	4	5	26	16
Charge-offs	(30)	(41)	(86)	(192)
Recoveries from borrowers	82	227	448	588

Balance, end of period	$1,546	$1,276	$1,546	$1,276

To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for our Monogram-based loan portfolio over the 12-month loss confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults and recoveries of our Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio.

At March 31, 2013 and June 30, 2012, there were $82 thousand and $54 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans consisted of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. At March 31, 2013, there were $29 thousand of Monogram-based education loans issued through Union Federal that were greater than 180 days past due.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation, through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Weighted-average FICO score	752	753
Co-signers	84.0%	84.8%
Delinquent loans	0.90%	0.03%

The following table provides information on the status of education loans outstanding:

	March 31, 2013	As a percentage of total	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$665	1.0%	$171	0.5%
In school and in deferment	23,759	37.3	14,781	43.0
In repayment, including alternative payment plans, classified as:
Current: ≤30 days past due	38,465	60.5	19,289	56.0
Delinquent: >30 days past due, but ≤120 days past due	657	1.0	109	0.3
Delinquent: >120 days past due, but ≤180 days past due	53	0.1	54	0.2
In default: >180 days past due, but not yet charged-off	29	0.1	—	—

Total gross loan principal outstanding	$63,628	100.0%	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$82	0.1%	$54	0.2%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	126	0.2	11	0.0
In alternative payment plans	531	0.8	263	0.8

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

Forbearance Pursuant to the terms of the education loans, a borrower may apply for forbearance, which is a temporary reprieve from making full contractual payments. Forbearance can take many forms, at the option of the creditor. The most common forms of forbearance include the following:

•

Basic forbearance—Cessation of all contractual payments for a maximum allowable forbearance period of one year, granted in three-month increments. Although basic forbearance is available as part of our Monogram-based programs, it has not been substantially utilized due to the seasoning of our Monogram-based education loan portfolio.

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

We carry participation accounts at fair value in our consolidated balance sheet. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our balance sheet date, using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

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

Intangible assets at March 31, 2013 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(2,881)	$20,719
Technology	6	4,400	(1,969)	2,431
Tradename	15	1,950	(292)	1,658

Total intangible assets at March 31, 2013		$29,950	$(5,142)	$24,808

Estimated annual amortization expense for each of the remainder of fiscal 2013 and the full fiscal years subsequent thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2013	$488	$190	$32	$710
2014	1,573	721	130	2,424
2015	1,573	608	130	2,311
2016	1,573	608	130	2,311
2017	1,573	304	130	2,007
Thereafter	13,939	—	1,106	15,045

Total	$20,719	$2,431	$1,658	$24,808

(10) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheet

For financial instruments recorded at fair value on our consolidated balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first nine months of fiscal 2013 and the first nine months of fiscal 2012, there were no transfers between the hierarchy levels.

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

Participation Interest Account Deposits

We recorded participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At March 31, 2013 and June 30, 2012, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

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

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward London Interbank Offered Rate (LIBOR) curve. These inputs have not changed significantly from June 30, 2012. Our significant unobservable inputs are included below.

The following table presents financial instruments carried at fair value on our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	March 31, 2013				June 30, 2012
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$83,898	$—	$83,898	$—	$68,598	$—	$68,598
Deposits for participation interest accounts	—	—	10,847	10,847	—	—	4,039	4,039
Service revenue receivables	—	—	15,655	15,655	—	—	16,341	16,341

Total assets	$—	$83,898	$26,502	$110,400	$—	$68,598	$20,380	$88,978

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2013 and 2012. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended March 31,
	2013		2012
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$9,637	$16,004	$3,584	$14,304
Realized and unrealized gains (losses)	(57)	838	25	2,454
Net contributions (distributions)	1,267	(1,187)	117	(520)

Fair value, end of period	$10,847	$15,655	$3,726	$16,238

	Nine months ended March 31,
	2013		2012
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$4,039	$16,341	$8,512	$29,610
Realized and unrealized gains (losses)	(180)	2,057	(9)	202
Net contributions (distributions)	6,988	(2,743)	(4,777)	(13,574)

Fair value, end of period	$10,847	$15,655	$3,726	$16,238

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at March 31, 2013:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$10,847	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$15,655	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at March 31, 2013 and June 30, 2012 were related to the GATE Trusts and other securitization trusts we previously facilitated. Substantially all of the loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest holder. In addition, the recoveries on guaranteed defaults are returned back to the schools or bank, as applicable, not the residual interest holder therefore limiting the impact and sensitivity of the residual interest holder to recoveries. Further, due to the seasoning of these trusts, many of the residual interests have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheet at March 31, 2013 and June 30, 2012:

March 31, 2013	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$141,534	$141,534	$141,534	$—	$—
Short-term investments	50,116	50,116	50,116	—	—
Restricted cash	36,641	36,641	36,641	—	—
Mortgage loans, net of allowance	11,529	11,748	—	—	11,748
Education loans, net of allowance	62,082	62,287	—	—	62,287
Financial Liabilities:
Time deposits	$45,506	$45,881	$—	$45,881	$—
Savings, checking and money market deposits	118,713	118,713	118,713	—	—
Restricted funds due to clients	76,288	76,288	76,288	—	—

June 30, 2012	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$123,497	$123,497	$123,497	$—	$—
Short-term investments	85,007	85,007	85,007	—	—
Restricted cash	65,401	65,401	65,401	—	—
Mortgage loans, net of allowance	7,811	7,811	—	—	7,811
Education loans, net of allowance	33,095	33,280	—	—	33,280
Financial Liabilities:
Time deposits	$43,155	$43,248	$—	$43,248	$—
Savings, checking and money market deposits	40,273	40,273	40,273	—	—
Restricted funds due to clients	104,981	104,981	104,981	—	—

(11) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

As a result of the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate), effective March 31, 2009, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. In connection with this audit, the IRS is reviewing, among other things, the tax treatment of the sale of the Trust Certificate, including the related income tax refund previously received by us. The IRS has also expanded its audit to include our tax return for fiscal 2010 in light of the $45.1 million tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit. As of March 31, 2013, as well as through the filing of this quarterly report on May 10, 2013, the IRS had not issued any notice of proposed adjustment in connection with its audit.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the Massachusetts Appellate Tax Board (ATB) relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We took the position in these proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. For the 2005 and 2006 taxable years, only one of the two assessments made by the Commission would ultimately be allowed. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued an order (ATB Order) regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order (the ATB Opinion). We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile.

We are reviewing the ATB Opinion, but we would expect to pursue an appeal of the ATB’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We have accrued a total of $24.0 million at March 31, 2013 related to this matter, which amount was included in income taxes payable on our consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with tax years 2004 through 2006 for GATE. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

The buyer’s rights to indemnification would not be subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation in the case of any breach or nonperformance by us or any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is not subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at March 31, 2013, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

(c) Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements under the loan purchase and sale agreement relating to the transaction. We were not aware of any contingencies existing at March 31, 2013 that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

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

(12) Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
	(dollars and shares in thousands, except per share amounts)
Net (loss) income from continuing operations	$(8,789)	$2,948	$(35,004)	$(19,613)
Less: Earnings (loss) allocated to participating securities	—	236	—	(1,573)

Net (loss) income from continuing operations allocated to common shares outstanding	$(8,789)	$2,712	$(35,004)	$(18,040)

Income from discontinued operations, net of taxes	$—	$6,910	$—	$1,135,781
Less: Earnings allocated to participating securities	—	554	—	91,090

Income from discontinued operations allocated to common shares outstanding	$—	$6,356	$—	$1,044,691

Net (loss) income per basic common share:
From continuing operations	$(0.08)	$0.03	$(0.33)	$(0.18)
From discontinued operations	—	0.06	—	10.30

Total basic net (loss) income per share	$(0.08)	$0.09	$(0.33)	$10.12

Net (loss) income per diluted common share:
From continuing operations	$(0.08)	$0.03	$(0.33)	$(0.18)
From discontinued operations	—	0.06	—	10.28

Total diluted net (loss) income per share	$(0.08)	$0.09	$(0.33)	$10.10

Weighted-average common shares outstanding
Basic	111,110	101,554	105,988	101,459
Diluted	111,110	110,573	105,988	110,499
Anti-dilutive common stock equivalents	231	—	26	—

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

(13) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $22.7 million and $16.3 million at March 31, 2013 and June 30, 2012, respectively. During the nine months ended March 31, 2013, Union Federal received capital contributions of $5.8 million from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of March 31, 2013 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well capitalized	March 31, 2013	June 30, 2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	25.7%	31.3%
Total risk-based capital	8.0	10.0	25.9	31.7
Tier 1 (core) capital	4.0	5.0	9.5	11.0

FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve), as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

The OCC regulates all capital distributions by Union Federal directly or indirectly to FMD, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s Board of Directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

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

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loans” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2013 as “fiscal 2013.”

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 10, 2013.

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to consolidate private education loan obligations, as well as tuition planning, tuition billing, refund management and payment technology services. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified and designed to be marketed through educational institutions or to prospective borrowers and their families directly and designed to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of ancillary services in support of our clients, including loan origination, retail banking, portfolio management and securitization services.

On October 19, 2012, we acquired a substantial portion of the operating assets, and assumed certain liabilities, of Cology, Inc. and its affiliates. We refer to Cology, Inc. and its affiliates as the Cology Sellers. We refer to the FMD subsidiary that acquired the operating assets of the Cology Sellers as Cology LLC. Through Cology LLC, we provide loan processing services to approximately 250 credit unions. Because Cology LLC is a loan processer, none of the education loans that it processes on behalf of its clients are included on our consolidated balance sheet but, rather, are included on the balance sheets of its clients. As such, none of the references in this quarterly report to education loans included in our consolidated balance sheet include the education loans processed by Cology LLC on behalf of its clients. Our consolidated financial statements for the nine months ended March 31, 2013 reflect income and expenses of Cology LLC since the date of acquisition.

Our product and service offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 with a focus on fee-based revenues. Our long-term success depends on the continued development of our four principal revenue lines:

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

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics expertise provide specialized insight into funding options available to our clients. We have a right of first refusal should one of our partner lenders wish to sell some of or its entire education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, analytical and structuring services, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. Through FMD’s subsidiary Cology LLC, we earn fees for the processing of education loans on behalf of approximately 250 credit union clients.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2013.

Loan Processing and Origination

In the beginning of fiscal 2011, we began providing services for two lender clients related to school-certified education loan programs, including originating education loans, based on our Monogram platform. During fiscal 2012, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. In June 2012, we launched a Monogram-based loan program with a new lender client and, in August 2012, we launched a Monogram-based loan consolidation program with an existing client. Our Monogram platform continues to provide us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace.

As a result of our acquisition in October 2012 of a substantial portion of the operating assets, and assumption of certain liabilities, of the Cology Sellers, we process and disburse education loans on behalf of approximately 250 credit unions. Cology LLC earns fees primarily based on the number of loan applications, disbursements and loan certifications it processes on behalf of its clients. The results of Cology LLC have been consolidated in our financial statements since the date of acquisition.

The following table presents our loan facilitation metrics with respect to our Monogram-based programs for the three and nine months ended March 31, 2013 and 2012, as well as the education loans processed by Cology LLC for the period since the date of acquisition through March 31, 2013. Because Cology LLC is a loan processer, none of the education loans that it processes on behalf of its clients are included on our consolidated balance sheet but, rather, are included on the balance sheets of its clients. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school or applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender.

	Three months ended March 31,
	2013					2012
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total
	(dollars in thousands)
Facilitated Loans	$12,182	$3,713	$15,895	$52,916	$68,811	$2,268	$7,238	$9,506
Disbursed Loans	40,064	12,462	52,526	215,596	268,122	8,262	14,464	22,726

	Nine months ended March 31,
	2013					2012
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC (since acquisition)	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total
	(dollars in thousands)
Facilitated Loans	$88,474	$29,100	$117,574	$102,650	$220,224	$20,081	$32,809	$52,890
Disbursed Loans	89,270	31,409	120,679	273,896	394,575	20,572	31,683	52,255

Historically, we have processed the greatest Monogram-based loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Weighted-average FICO score	752	753
Co-signers	84.0%	85.7%
Delinquent loans	0.90%	0.47%

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past four years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent recently, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience more than 12 months of seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated. The service revenue receivables from these trusts that remain on our consolidated balance sheet at March 31, 2013 and June 30, 2012 have not been significantly impacted by defaults or recoveries since these trusts possess guarantees that help to partially negate the overall impact of any default activity. Many of these securitization trusts are also cash flowing, seasoned portfolios that, for the most part, have relatively short weighted-average lives.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2012 and during the nine months ended March 31, 2013 compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. Additionally, during the third quarter of fiscal 2013 a private education loan ABS issuance by a third party included a subordinate bond, the first such bond to be included in a new issuance since 2007. The inclusion of this subordinate bond served to increase the advance rate, or amount of funds raised as a percentage of the collateral in the issuance. We believe that these trends during the nine months ended March 31, 2013 indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

Uncertainties

Our near-term financial performance and future growth depends in large part on our ability to successfully and efficiently market our Monogram platform, Cology LLC offerings and TMS offerings so that we may grow and diversify our client base and revenues. Facilitated and disbursed loan volumes are a key element of our financial results and business strategy, and we believe that the results from the current peak origination season through the first nine months of fiscal 2013 demonstrate market demand for Monogram-based education loans.

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

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing. This is particularly true because of the regulatory conditions and approvals relating to the Union Federal Private Student Loan Program. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including FMD’s subsidiary Union Federal. We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated in the 2011-2012 and the 2012-2013 academic years will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, one of which is FMD’s subsidiary Union Federal, or any additional lender clients, including clients acquired through our acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS, Cology LLC and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we expect to continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the asset acquisition. In addition, we expect to provide various Monogram-based products and services to these customers to assist them in education loan product design, pricing, marketing, reporting and analysis, as well as education loan portfolio management services.

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

•

Regulatory requirements applicable to Union Federal, TMS and FMD, including conditions and approvals relating to the Union Federal Private Student Loan Program, which limit Union Federal’s ability to fund education loans;

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

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2013, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Nine Months Ended March 31, 2013 and 2012

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

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2013	2012	2013 - 2012	2013	2012	2013 - 2012
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,527	$950	$577	$4,087	$2,230	$1,857
Interest expense	(406)	(209)	(197)	(1,020)	(679)	(341)

Net interest income	1,121	741	380	3,067	1,551	1,516
(Provision) credit for loan losses	(70)	222	(292)	50	476	(426)

Net interest income after (provision) credit for loan losses	1,051	963	88	3,117	2,027	1,090
Non-interest revenues:
Tuition payment processing fees	7,466	7,697	(231)	22,264	22,172	92
Administrative and other fees	3,437	2,604	833	9,238	7,102	2,136
Fair value changes to service revenue receivables	838	2,454	(1,616)	2,057	202	1,855

Total non-interest revenues	11,741	12,755	(1,014)	33,559	29,476	4,083

Total revenues	12,792	13,718	(926)	36,676	31,503	5,173
Total non-interest expenses	21,626	25,123	3,497	71,236	79,524	8,288

Loss from operations	(8,834)	(11,405)	2,571	(34,560)	(48,021)	13,461
Other income:
Gain from deconsolidation of trusts	—	9,156	(9,156)	—	9,514	(9,514)
Proceeds from TERI settlement	421	—	421	702	1,405	(703)

Total other income	421	9,156	(8,735)	702	10,919	(10,217)

Loss from continuing operations, before income taxes	(8,413)	(2,249)	(6,164)	(33,858)	(37,102)	3,244
Income tax expense (benefit) from continuing operations	376	(5,197)	(5,573)	1,146	(17,489)	(18,635)

Net (loss) income from continuing operations	(8,789)	2,948	(11,737)	(35,004)	(19,613)	(15,391)
Discontinued operations, net of taxes	—	6,910	(6,910)	—	1,135,781	(1,135,781)

Net (loss) income	$(8,789)	$9,858	$(18,647)	$(35,004)	$1,116,168	$(1,151,172)

The net loss from continuing operations for the three months ended March 31, 2013 was $8.8 million, or $(0.08) per common share, compared to net income from continuing operations of $2.9 million, or $0.03 per common share for the three months ended March 31, 2012. The decrease quarter over quarter was primarily attributable to a $9.2 million gain recorded during the three months ended March 31, 2012 as a result of the deconsolidation of the GATE Trusts, a $5.6 million increase in income tax expense due to a benefit of $5.2 million recorded for the three months ended March 31, 2012 partially offset by a decline in non-interest expenses of $3.5 million.

The net loss from continuing operations for the nine months ended March 31, 2013 was $35.0 million compared to a net loss from continuing operations of $19.6 million for the nine months ended March 31, 2012. The $15.4 million change was driven by a $13.5 million improvement in the loss from operations offset by a $10.2 million decrease in other income due to the gain on deconsolidation of the trusts and an income tax benefit of $17.5 million in fiscal 2012.

The net loss for the three and nine months ended March 31, 2013 was $8.8 million, or $(0.08) per common share, and $35.0 million, or $(0.33) per common share, respectively. The net income for the three and nine months ended March 31, 2012 was $9.9 million, or $0.09 per basic common share, and $1.12 billion, or $10.12 per basic common share, respectively. The prior period results include income from discontinued operations of $6.9 million and $1.14 billion, respectively, related to the operations of the NCSLT Trusts, the GATE Trusts and FMDS.

See Note 2, “Discontinued Operations,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Net Interest Income after (Provision) Credit for Loan Losses

Net interest income after (provision) credit for loan losses for the three and nine months ended March 31, 2013 increased by $88 thousand and $1.1 million, respectively, compared to the three and nine months ended March 31, 2012. The increase resulted from an improved net interest margin primarily as a result of increased investments in our higher-yielding education loans and investment securities.

Non-Interest Revenues

Non-interest revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing and origination and program support and fees related to our Monogram platform, as well as fees for portfolio management. Non-interest revenues for the three months ended March 31, 2013 were $11.7 million, down $1.0 million from the three months ended March 31, 2012. The decrease was primarily related to decreases in the valuation of our service revenue receivables of $1.6 million partially offset by the inclusion of $906 thousand of revenues from Cology LLC for loan processing. Non-interest revenues for the nine months ended March 31, 2013 were $33.6 million, up $4.1 million from the nine months ended March 31, 2012. The increase was principally the result of increased loan processing from Cology LLC and fee income received in conjunction with our Monogram platform as a result of significantly higher partnered lending loan disbursements.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheet. At March 31, 2013, our service revenue receivables consisted of additional structural advisory fee and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, were recorded in our consolidated statement of operations in fair value changes to service revenue receivables. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we recorded asset servicing fees and additional structural advisory fees related to the NCSLT Trusts. As compensation for our services related to asset servicing, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts.

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

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Three months ended March 31,		Change between periods	Nine months ended March 31,		Change between periods
	2013	2012	2013 - 2012	2013	2012	2013 - 2012
	(dollars in thousands)
Compensation and benefits	$10,454	$11,307	$(853)	$29,663	$32,396	$(2,733)
General and administrative:
Third-party services	2,931	5,043	(2,112)	13,242	17,208	(3,966)
Depreciation and amortization	1,165	1,138	27	3,159	3,635	(476)
Marketing	687	940	(253)	4,569	7,198	(2,629)
Occupancy and equipment	2,910	3,034	(124)	8,782	8,337	445
Servicer fees	192	180	12	551	528	23
Other	3,287	3,481	(194)	11,270	10,222	1,048

Total general and administrative	11,172	13,816	(2,644)	41,573	47,128	(5,555)

Total non-interest expenses	$21,626	$25,123	$(3,497)	$71,236	$79,524	$(8,288)

Total number of employees at fiscal quarter-end	332	317	15

Compensation and Benefits Compensation and benefits expenses for the three and nine months ended March 31, 2013 were $10.5 million and $29.7 million, respectively. The decrease of $2.7 million for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was primarily driven by severance costs incurred during the nine months ended March 31, 2012, which resulted in lower salary and benefit related expenses during the nine month period ended March 31, 2013.

General and Administrative General and administrative expenses for the three and nine months ended March 31, 2013 decreased by $2.6 million and $5.6 million, respectively, when compared to the same periods a year ago. The decreases were largely driven by third party services expenses, which declined primarily as a result of the cessation of our special servicing obligations for the NCSLT Trusts and the GATE Trusts. Third party services expenses for the three and nine months ended March 31, 2013 decreased by $2.1 million and $4.0 million, respectively, when compared to the same periods a year ago. Marketing costs decreased by $253 thousand and $2.6 million, respectively, related to our improved loan acquisition efforts.

Other Income

Other income for the three and nine months ended March 31, 2013 decreased by $8.7 million and $10.2 million, respectively, compared to the three and nine months ended March 31, 2012. The decrease was primarily attributable to the $9.2 million and $9.5 million gains recorded during the three month and nine months ended March 31, 2012, respectively, as a result of the deconsolidation of the GATE Trusts. The gains recorded represent the fair value of the residual interests and additional structural advisory fees related to these trusts that were previously eliminated as a result of the consolidation of the GATE Trusts.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal years 2007 through 2010. In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See Note 11, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2009 and June 30, 2012.

Income tax expense (benefit) from continuing operations for the three months ended March 31, 2013 increased by $5.6 million as compared to the three months ended March 31, 2012 primarily as a result of our recognition of an income tax benefit of $5.2 million during the third quarter of fiscal 2012 which included a $5.7 million benefit related to the gain on the sale of FMDS. Income tax expense (benefit) from continuing operations for the nine months ended March 31, 2013 increased by $18.6 million as compared to the nine months ended March 31, 2012 primarily as a result of our recognition of an income tax benefit of $12.5 million during the second quarter of fiscal 2012 in connection with the order issued by the ATB on November 9, 2011, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns for fiscal 2004 through fiscal 2006, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007. Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses. As a result, we recorded a net federal operating loss carryforward asset as of March 31, 2013 and June 30, 2012, totaling $39.6 million and $28.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance is necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2013 and June 30, 2012. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Financial Condition

Total assets increased $15.5 million, or 3.4%, to $473.3 million at March 31, 2013 from $457.8 million at June 30, 2012. Total stockholders’ equity decreased $31.7 million, or 14.0%, to $195.3 million at March 31, 2013 from $227.0 million at June 30, 2012. The changes in our financial position from June 30, 2012 to March 31, 2013 are discussed in detail below.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $191.6 million and $208.5 million at March 31, 2013 and June 30, 2012, respectively. Of this total, FMD and its non-bank subsidiaries held $121.4 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions at March 31, 2013. Union Federal held a total of $70.2 million in interest-bearing and non-interest-bearing deposits and money market funds at March 31, 2013. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or the OCC.

The decrease of $16.9 million resulted primarily from $32.4 million to fund operations, $6.8 million to fund deposits in participation accounts on behalf of certain of our partnered lenders as a result of higher loan origination activity and $4.7 million of cash paid in connection with the acquisition of a substantial portion of the operating assets of the Cology Sellers, offset in part by a $36.5 million increase in cash and cash equivalents attributable to $80.8 million in increased deposits, less $44.3 million of investments at Union Federal in education loans and investments available for sale.

Restricted Cash

At March 31, 2013, restricted cash on our consolidated balance sheet included cash held by TMS of $30.7 million, net of $40.0 million held at Union Federal, $5.8 million restricted cash held by Cology LLC and restricted cash held by FMD of $89 thousand.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease through May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $341.1 million during August 2012 to a low of $55.3 million during May 2012. In December 2011, we transferred $40.0 million of TMS deposits from a third party institution to Union Federal. The deposit remains subject to a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted at Union Federal and, accordingly, is not included in restricted cash and investments in our consolidated financial statements. This treatment is consistent with how third party institutions handle cash deposits by TMS. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheet representing tuition payments due to our TMS clients and education loan proceeds due to schools.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value on our balance sheet date. Our investment portfolio provides a source of short-term liquidity and acts as a counterbalance to our loan and deposit flows. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both March 31, 2013 and June 30, 2012. The investments available-for-sale increased by $15.3 million from $68.6 million as of June 30, 2012 to $83.9 million at March 31, 2013 primarily as a result of Union Federal’s purchases of $24.7 million in mortgage-backed securities, partially offset by $9.6 million in principal repayments, during the first nine months of fiscal 2013. The portfolio had generated net unrealized gains of $770 thousand and $610 thousand at March 31, 2013 and June 30, 2012, respectively, which were recognized in accumulated other comprehensive income, a component of stockholders’ equity.

See Note 6, “Investments Available-for-Sale,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Loans

At March 31, 2013 and June 30, 2012, we classified all education loans and substantially all mortgage loans as held-to-maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	March 31, 2013	June 30, 2012
	(dollars in thousands)
Education loans held-to-maturity, net	$62,082	$33,095
Mortgage loans held-to-maturity, net	11,529	7,811

The increase of $29.0 million in education loans at March 31, 2013 from June 30, 2012 was principally related to disbursed education loans through our Monogram platform at Union Federal.

See Note 7, “Education Loans,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Education Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity during the three and nine months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013			2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$52,125	$(1,464)	$50,661	$18,287	$(1,255)	$17,032
Disbursements of principal to borrowers	12,466	—	12,466	14,854	—	14,854
Principal receipts from borrowers	(1,074)	—	(1,074)	(1,024)	—	(1,024)
Interest capitalized on loans in deferment and forbearance	55	—	55	22	—	22
Reserves reclassified from interest receivable for capitalized interest	4	(4)	—	5	(5)	—
(Provision) credit for loan losses	—	(26)	(26)	—	170	170
Net charge-offs:
Charge-offs	(30)	30	—	(41)	41	—
Recoveries from borrowers	82	(82)	—	227	(227)	—

Net charge-offs	52	(52)	—	186	(186)	—

Balance, end of period	$63,628	$(1,546)	$62,082	$32,330	$(1,276)	$31,054

	Nine months ended March 31,
	2013			2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$34,404	$(1,309)	$33,095	$1,336	$(1,336)	$—
Disbursements of principal to borrowers	31,413	—	31,413	32,073	—	32,073
Principal receipts from borrowers	(2,832)	—	(2,832)	(1,514)	—	(1,514)
Interest capitalized on loans in deferment and forbearance	255	—	255	23	—	23
Reserves reclassified from interest receivable for capitalized interest	26	(26)	—	16	(16)	—
Credit for loan losses	—	151	151	—	472	472
Net charge-offs:
Charge-offs	(86)	86	—	(192)	192	—
Recoveries from borrowers	448	(448)	—	588	(588)	—

Net charge-offs	362	(362)	—	396	(396)	—

Balance, end of period	$63,628	$(1,546)	$62,082	$32,330	$(1,276)	$31,054

To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for our Monogram-based loan portfolio over the 12-month loss confirmation period. We may also apply qualitative adjustments in determining the allowance for loan losses. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults and recoveries of our Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio.

At March 31, 2013 and June 30, 2012, there were $82 thousand and $54 thousand, respectively, of education loans that were on non-accrual status and no education loans that had specific reserves. These loans consisted of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. Our policy is to have a specific allowance for loans greater than 180 days past due, but not yet charged-off. At March 31, 2013, there were $29 thousand of Monogram-based education loans issued through Union Federal that were greater than 180 days past due.

See Note 7, “Education Loans,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

Service Revenue Receivables

We record our service revenue receivables at fair value on our consolidated balance sheet. At March 31, 2013 and June 30, 2012, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represented the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part related to the GATE Trusts and other securitization trusts we previously facilitated.

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

The participation accounts increased $6.8 million in the nine months ended March 31, 2013 due to funding for fiscal 2013 education loan volume.

For additional information, see Note 8, “Deposits for Participation Interest Accounts,” in the notes to our unaudited consolidated financial statements included in Part 1 of this quarterly report.

Goodwill & Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the assets can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of assets from TMS and the Cology Sellers, we recorded other intangible assets related to the TMS customer list and tradename and the Cology Sellers customer list, respectively, each of which we amortize on a straight-line basis over 15 years, and TMS technology, which we amortize on a straight-line basis over 6 years. We record amortization expense in general and administrative expenses in our consolidated statement of operations.

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

Various assumptions go into our assessment of whether there is any TMS goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Campus Advantage products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’

business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or TMS’ inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Campus Advantage products, higher-than-expected expense levels to provide services to TMS’ clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce the overall net interest income opportunity for cash that is held by us on behalf of TMS’ school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables.

We have not evaluated our goodwill for impairment as it relates to Cology LLC as the asset acquisition took place on October 19, 2012. There have been no indicators of impairment since the acquisition date and Cology LLC goodwill will be tested for impairment on our annual impairment testing date of May 31, 2013.

During the nine months ended March 31, 2013, we recorded amortization expenses on our intangible assets of $1.8 million.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At March 31, 2013, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased during the nine months ended March 31, 2013 from June 30, 2012 as a result of our net loss of $35.0 million, partially offset by an increase in additional paid in capital for stock compensation of $3.2 million and a $160 thousand increase in accumulated other comprehensive income for the net unrealized gains on the investments available-for-sale portfolio, net of tax.

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

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income and yields earned and paid on interest-earning assets and interest-bearing liabilities from continuing operations:

	Three months ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$128,670	$46	0.14%	$160,243	$71	0.18%
Short-term investments	50,884	69	0.55	64,725	80	0.50
Interest-bearing restricted cash	17,724	6	0.14	43,767	49	0.45
Investments available-for-sale	84,417	389	1.84	56,532	273	1.93
Education loans held-to-maturity	59,379	906	6.19	26,040	407	6.26
Mortgage loans held-to-maturity	11,396	111	3.90	8,153	70	3.42

Total interest-earning assets	352,470	1,527	1.76	359,460	950	1.06
Non-interest-bearing cash	780			11,006
Allowance for loan losses and lower of cost or fair value adjustments	(2,071)			(1,877)
Other assets	149,700			100,737

Total assets	$500,879			$469,326

Liabilities:
Time and savings account deposits	$51,937	$139	1.08%	$42,290	$97	0.92%
Money market account deposits	94,925	239	1.02	28,793	57	0.81
Other interest-bearing liabilities	1,819	28	6.34	3,637	55	5.97

Total interest-bearing liabilities	148,681	406	1.11	74,720	209	1.13
All other liabilities	152,799			160,002

Total liabilities	301,480			234,722
Stockholders’ equity	199,399			234,604

Total liabilities and stockholders’ equity	$500,879			$469,326

Total interest-earning assets	$352,470			$359,460

Net interest income		$1,121			$741

Net interest margin			1.29%			0.83%

	Nine months ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$127,234	$147	0.15%	$183,730	$202	0.15%
Short-term investments	58,334	255	0.58	54,873	189	0.46
Interest-bearing restricted cash	21,016	36	0.23	94,130	482	0.68
Investments available-for-sale	77,228	1,094	1.89	32,231	513	2.13
Education loans held-to-maturity	48,207	2,247	6.21	12,954	610	6.27
Mortgage loans held-to-maturity	10,158	308	4.04	7,520	234	4.15

Total interest-earning assets	342,177	4,087	1.59	385,438	2,230	0.77
Non-interest-bearing cash	904			5,685
Allowance for loan losses and lower of cost or fair value adjustments	(2,005)			(2,072)
Other assets	158,733			114,302

Total assets	$499,809			$503,353

Liabilities:
Time and savings account deposits	$51,009	$405	1.06%	$41,714	$290	0.92%
Money market account deposits	65,512	512	1.04	25,964	184	0.95
Other interest-bearing liabilities	2,197	103	6.25	4,623	205	5.85

Total interest-bearing liabilities	118,718	1,020	1.14	72,301	679	1.25
All other liabilities	171,338			191,950

Total liabilities	290,056			264,251
Stockholders’ equity	209,753			239,102

Total liabilities and stockholders’ equity	$499,809			$503,353

Total interest-earning assets	$342,177			$385,438

Net interest income		$3,067			$1,551

Net interest margin			1.19%			0.53%

Analysis of changes in net interest income

	Change between periods for three months ended March 31,
	2013 - 2012
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(11)	$(14)	$(25)
Short-term investments	(19)	8	(11)
Interest-bearing restricted cash	(9)	(34)	(43)
Investments available-for-sale	128	(12)	116
Education loans held-to-maturity	509	(10)	499
Mortgage loans held-to-maturity	32	9	41

Total interest income			577

Time and savings account deposits	26	16	42
Money market account deposits	166	16	182
Other interest-bearing liabilities	(28)	1	(27)

Total interest expense			197

Net increase in net interest income			$380

	Change between periods for nine months ended March 31,
	2013 - 2012
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(66)	$11	$(55)
Short-term investments	15	51	66
Interest-bearing restricted cash	(125)	(321)	(446)
Investments available-for-sale	637	(56)	581
Education loans held-to-maturity	1,643	(6)	1,637
Mortgage loans held-to-maturity	80	(6)	74

Total interest income			1,857

Time and savings account deposits	74	41	115
Money market account deposits	310	18	328
Other interest-bearing liabilities	(114)	12	(102)

Total interest expense			341

Net increase in net interest income			$1,516

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of the sources and uses of cash on an U.S. generally accepted accounting principles, or GAAP, basis as presented in our consolidated statements of cash flows included in our unaudited consolidated financial statements included in Part I of this quarterly report. We also use a non-GAAP financial metric, “net operating cash usage,” when evaluating our cash and liquidity position, discussed below under “—Non-GAAP Measure: Net Operating Cash Usage.”

Net cash used in operating activities from continuing operations for the nine months ended March 31, 2013 was $42.4 million, compared with net cash used in operating activities from continuing operations of $30.3 million for the nine months ended March 31, 2012. The increase in cash used was principally the result of the receipt of $13.0 million from the sale of certain service revenue receivables on November 14, 2011 coupled with an increase in net funding of participation accounts of $11.6 million for the nine months ended March 31, 2013. These changes were partially offset by a $13.5 million lower loss from operations for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.

We anticipate continuing to receive fees related to loan processing and origination and portfolio management services as well as fees related to Monogram-based loan programs. We believe that our significant cash, cash equivalents and investments, coupled with the management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short- and long-term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash used in investing activities from continuing operations for the nine months ended March 31, 2013 was $20.2 million, compared with net cash used in investing activities from continuing operations of $73.7 million for the nine months ended March 31, 2012. The improvement of $53.5 million was primarily due to the transfer of $40.0 million of restricted cash from TMS to Union Federal and the implementation of the asset diversification process at Union Federal partially offset by the $4.7 million of cash used for the acquisition of the operating assets from the Cology Sellers. Net cash provided by financing activities from continuing operations was $80.7 million for the nine months ended March 31, 2013 primarily reflecting an increase in deposits.

The OCC regulates all capital distributions by Union Federal directly or indirectly to FMD, including dividend payments. Union Federal is required to file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of a proposed capital distribution by Union Federal’s Board of Directors. Union Federal must file an application to receive the approval of the OCC for a proposed capital distribution when, among other circumstances, the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

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

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through a combination of revenues from operations and various financing vehicles available to us in the ABS markets and may utilize issuances of common stock, promissory notes or other securities or the potential sale of certain assets of FMD. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more aspects of our operational activities, which could harm our business.

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal, TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

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

•

The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions or credit enhancements FMD may make to Union Federal;

•	The resolution of any appeal of the ATB Order, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

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

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at March 31, 2013:

(dollars in thousands)
Within three months	$5,580
Three to six months	4,966
Six months to twelve months	3,278
Greater than twelve months	5,974

Total time deposits >$100 thousand	$19,798

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of its operations, TMS collects tuition payments from students or their families on behalf of educational institutions. Also included in restricted cash due to clients on our consolidated balance sheet are recoveries on defaulted education loans due to our portfolio management clients and undisbursed education loan proceeds for our loan origination clients. These cash balances are recorded as restricted cash due to clients on our consolidated balance sheet because they are deposited in segregated depository accounts. Included in restricted funds due to clients on our consolidated balance sheet were tuition payments due to our TMS clients and education loan proceeds due to students or schools.

Line of Credit

At March 31, 2013, through Union Federal we had $79.9 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at March 31, 2013 or June 30, 2012.

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

Union Federal’s equity capital was $22.7 million at March 31, 2013, up from $16.3 million at June 30, 2012, principally due to $5.8 million in capital contributions made by FMD to Union Federal during the nine months ended March 31, 2013. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of March 31, 2013 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2013	June 30, 2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	25.7%	31.3%
Total risk-based capital	8.0	10.0	25.9	31.7
Tier 1 (core) capital	4.0	5.0	9.5	11.0

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the three and nine months ended March 31, 2013 and 2012 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(8,413)	$(2,249)	$(33,858)	$(37,102)
Adjustments to net loss from continuing operations, before income taxes:
Non-cash gain from deconsolidation of trusts	—	(9,156)	—	(9,514)
Fair value changes to service revenue receivables	(838)	(2,454)	(2,057)	(202)
Cash receipts from service revenue receivables	1,187	520	2,743	575
Depreciation and amortization	1,165	1,138	3,159	3,635
Stock-based compensation	1,072	1,081	3,221	3,603
TMS deferred revenue	(1,618)	(1,601)	(2,528)	(3,694)
Other, net of cash flows from FMDS in 2012	(407)	457	(3,041)	1,140

Non-GAAP net operating cash usage	$(7,852)	$(12,264)	$(32,361)	$(41,559)

“Net operating cash usage” for the three months ended March 31, 2013 improved by $4.4 million, or 36%, compared to the three months ended March 31, 2012. The decrease of $4.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was largely the result of a decrease in non-interest expenses of $3.5 million driven principally by decreases of $2.6 million in general and administrative expenses and $853 thousand in compensation and benefits expenses. The decline in general and administrative expenses was largely due to a decrease of $2.1 million in third party services expenses as a result of cessation of our special servicing obligations for the NCSLT Trusts and the GATE Trusts. The improvement can also be partially attributed to increased cash receipts from service revenue receivables of $667 thousand.

“Net operating cash usage” for the nine months ended March 31, 2013 improved by $9.2 million, or 22%, compared to the nine months ended March 31, 2012. The decrease of $9.2 million for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was largely the result of a decrease in non-interest expenses of $8.3 million driven principally by decreases of $5.6 million in general and administrative expenses and $2.7 million in compensation and benefits expenses. The decrease in general and administrative expenses was largely due to a decrease of $4.0 million in third party services expenses as a result of cessation of our special servicing obligations for the NCSLT Trusts and the GATE Trusts. The improvement can also be attributed to increased cash receipts from service revenue receivables of $2.2 million offset by approximately $3.2 million of cash flows related to FMDS not received in the nine months ended March 31, 2013.

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

Our interest-bearing assets are largely made up of our investments available-for-sale, education loans, mortgage loans and cash in interest-bearing accounts. The mix of fixed rate versus variable rate instruments for our investments available-for-sale and loan portfolios as of March 31, 2013 are presented in the table below:

March 31, 2013	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$83,898	$17,416	20.8%	$66,482	79.2%
Education loans held-to-maturity	62,082	62,082	100.0	—	—
Mortgage loans held-to-maturity	11,529	3,346	29.0	8,186	71.0

	$157,509	$82,844	52.6%	$74,668	47.4%

As shown above, at March 31, 2013, our education loan portfolio consisted entirely of variable rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 21% of our investments available-for-sale and approximately 29% of our mortgage loan portfolio were also variable rate instruments. As market rates increase or decrease, our variable rate interest-bearing assets are likely to be immediately impacted while our interest-bearing liabilities would be slower to reprice. The balance of the interest-bearing assets in the table above were fixed rate instruments. Of these fixed rate instruments, approximately 89% were available-for-sale securities, which had a weighted average life of 3.2 years. In addition to the interest-bearing assets in the table above, our interest-bearing assets included short-term investments of $50.1 million at March 31, 2013, which consisted of fixed-rate certificates of deposit that have maturities of less than one year.

Our interest-bearing liabilities consisted of customer deposits held at Union Federal, totaling $164.2 million at March 31, 2013. Of these deposits, approximately 72% were comprised of demand deposits, including savings deposits and money market deposits, which are generally subject to daily re-pricing. The remaining approximately 28% of customer deposits represented fixed-rate time deposits, of which approximately 25% had maturities in excess of 12 months from March 31, 2013.

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

Our investment decisions with respect to the interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As noted above, approximately 29% of Union Federal’s mortgage loans, approximately 21% of its available-for-sale securities and all of its education loans had variable interest rates at March 31, 2013. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. We invest our excess cash primarily in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results in order to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates. Further, increases in interest rates may have an adverse impact on our consolidated balance sheet as the unrealized gains and losses on the investments available-for-sale portfolio would result in unrealized losses.

We use current market interest rates and our expectations of future interest rates to estimate the fair value of our service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31,

2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

Massachusetts Appellate Tax Board Matters

We are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We took the position in these proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. For the 2005 and 2006 taxable years, only one of the two assessments made by the Commission would ultimately be allowed. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order, which we refer to as the ATB Opinion. We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile.

We are reviewing the ATB Opinion, but we would expect to pursue an appeal of the ATB’s finding with regard to the Property Factor. The Commissioner may also consider an appeal of the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We have accrued a total of $24.0 million at March 31, 2013 related to this matter, which amount was included in income taxes payable on our consolidated balance sheet. We have not accrued penalties associated with the matter as the Massachusetts Department of Revenue has waived penalties associated with tax years 2004 through 2006 for GATE. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

There were no material developments during the third quarter of fiscal 2013 in the matters entitled “Internal Revenue Service Audit” included in Item 3 of Part I of our Annual Report.

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

•

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of our Monogram platform as well as our TMS offerings and Cology LLC offerings.

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

•	A number of factors, some of which are beyond our control, have adversely affected or may adversely affect our portfolio funding activities and thereby adversely affect our results of operations.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•

Recent legislative proposals could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partnered lenders, and adversely affect the overall desirability of private education loan assets to investors.

•

Stockholders that own large blocks of our common stock could exercise substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

In addition, we added the following risk factor:

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as portfolio management. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In November 2011, we began offering refund management services to education institutions and students through TMS. In October 2012, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers. Cology LLC provides education loan processing and disbursement services to approximately 250 credit unions in the United States as well as offering life-of-loan servicing. Successful sales of our service offerings, particularly our Monogram platform, Cology LLC offerings and TMS offerings, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

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

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that we have originated to date and those contemplated by our four lender clients’ Monogram-based loan programs. We have been required to expend capital to support loan volume under our Monogram platform. Specifically, a portion of the loan volume to date under our Monogram platform has been originated by FMD’s subsidiary Union Federal and we have been further required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital markets advance rates, including the continued re-emergence of subordinated bonds in the private education loan securitization market, than are available today.

We will need to facilitate substantial loan volume in order to return to profitability.

We designed our Monogram platform, in part, to reduce our dependence on the securitization market in order to generate revenue. Although we expect to generate ongoing monthly revenue through the maturity of the Monogram-based program loans, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs, in order to return to profitability. We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, particularly in light of regulatory conditions and approvals relating to Union Federal’s Monogram-based loan programs. As a result of legislative changes that significantly reduced the profit margins of traditional non-governmental providers of federal education loans and eliminated FFELP as of July 2010, as well as the capital markets disruptions and declining credit performance of consumer-related loans, including education loans, many lenders have re-evaluated their business strategies related to education lending and exited the marketplace altogether. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments. In addition, because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

Our business, financial condition, results of operations and cash flows will be adversely affected if we do not achieve widespread market acceptance of our Monogram platform as well as our TMS offerings and Cology LLC offerings.

Through May 10, 2013, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including FMD’s subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations. Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

The Union Federal Private Student Loan Program has generated a significant percentage of the loan volumes that we have processed through May 10, 2013. This loan program is subject to regulatory approvals and conditions, as well as regulatory capital requirements. In particular, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. As a result, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

TMS began offering refund management services to education institutions and students in November 2011 and began offering its Campus Advantage product in November 2012. Deployment of these offerings has been limited, and we will need to gain widespread market acceptance of our refund management services and Campus Advantage product in order to improve our long-term financial condition, results of operations and cash flow. In addition, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012. Cology LLC offers education loan processing and disbursement services as well as offering life-of-loan servicing. We believe that there is an opportunity to cross-sell aspects of our Monogram platform on a stand-alone basis to Cology LLC’s credit union clients. We cannot assure you that we will be able to achieve widespread market acceptance by these credit union clients of these additional services. Successful sales of our Monogram platform offerings to Cology LLC’s clients will be an important factor in realizing the benefits of the asset acquisition and in diversifying our revenues.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases from the participation accounts are uncertain and vary among the loan programs. As of March 31, 2013, the balance of our funded credit enhancements was $11.0 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

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

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, Fynanz Inc. and Campus Door Holdings Inc. compete directly with Cology LLC and Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS.

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

High unemployment rates and the unsteady financial sector have adversely affected many consumers, loan applicants and borrowers throughout the country. Loan applicants that have experienced trouble repaying credit obligations may not be able to meet the credit standards of our lender clients’ Monogram-based loan programs, which could limit our lending market or have a negative effect on the rate at which loan applications convert into disbursed loans. In addition, current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect loan portfolio performance and the estimated fair value of our service revenue receivables and our participation accounts. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Finally, many lending institutions have been reluctant to lend and have significantly tightened their underwriting standards, and several clients and potential clients have exited the education loan business and may not seek our services as the economy improves. If the adverse economic environment continues, our financial condition may deteriorate for any one of the foregoing reasons.

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

In addition, if education loans were or are marketed by our clients in a manner that is found to be unfair or deceptive, or if the marketing, origination or servicing violated or violates any applicable law, federal or state unfair and deceptive practices acts could impose liability or even, in limited circumstances, create defenses to the enforceability of the loan. Investigations by state Attorneys General, the CFPB, the U.S. Congress or others could have a negative impact on lenders’ desire to market education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of education loans.

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

In addition, cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, generally increasing our dependence on key persons and reducing functional back-ups. We must retain, train, supervise and manage our employees effectively during this period of change in our business and our ability to respond in a timely and effective fashion to unanticipated exigencies of our business model could be negatively affected during this transition. Furthermore, we believe that retaining our employees may become more difficult as we face an increasingly competitive landscape with respect to talented employees as the economy continues to re-emerge from the financial crisis. We are particularly dependent on the continuing members of our management team and the loss of any of these key employees could adversely affect our business.

As part of our previous cost reduction initiatives we have terminated employees, including members of senior management. Although we believe that our capital resources as of March 31, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

As of March 31, 2013, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of a third party on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments and reduced efficiency in loan processing or our other services, including TMS’ and Cology LLC’s offerings. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston, Massachusetts, Providence, Rhode Island and Sacramento, California metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

Effective March 31, 2009, we completed the sale of the Trust Certificate. The sale generated a cash refund of income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has begun an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. The IRS or a state taxing authority could challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund. If such a challenge were successful, in whole or in part, we may not keep all or a portion of any refund of income taxes previously paid, or we may not eliminate our income tax obligations relating to the Trust Certificate. In either case, our near-term and long-term financial condition and liquidity would be materially adversely affected. In addition, any investigation, audit or suit relating to the sale of the Trust Certificate, including any such proceeding brought by the IRS, could result in substantial costs. As of March 31, 2013, as well as through the filing of this quarterly report on May 10, 2013, the IRS had not issued any notice of proposed adjustment in connection with its audit.

In addition, we are involved in several matters before the ATB relating to the Massachusetts tax treatment of GATE. We took the position in these proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006 and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order, which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. We are reviewing the ATB Opinion, but we would expect to pursue an appeal of the ATB’s finding with regard to the Property Factor. Any appeal of the ATB’s findings could include a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner may also consider an appeal of the ATB’s findings. We have accrued for an aggregate income tax liability of $24.0 million, including interest, as of March 31, 2013 related to this matter. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. Such potential tax payments were included on our consolidated balance sheet under income taxes payable. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, income taxes relating to uncertain tax positions accrued for under Accounting Standards Codification 740, Income Taxes, the valuation of our deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. Furthermore, while we have made progress towards reducing our overall cash needs, we continue to utilize significant levels of cash to fund the many priorities required of a diverse business such as ours. We may require additional funds for our products, operating expenses, including expenditures relating to TMS and Cology LLC, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future and, if available, on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all. Although we believe that our capital resources as of March 31, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail, delay or terminate plans for TMS or Cology LLC, terminate personnel or further scale back our expenses. If any of the aforementioned occurs, our ability to expand could become adversely affected. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 13, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At March 31, 2013, we had $20.1 million of goodwill and $24.7 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement, we will need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs, in order to return to profitability. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and lower advance rates.

If our inability to access the ABS market on acceptable terms continues, our revenues may continue to be adversely impacted, and we may continue to generate net losses, which would further erode our liquidity position.

A number of factors, some of which are beyond our control, have adversely affected or may adversely affect our portfolio funding activities and thereby adversely affect our results of operations.

The success of our business may depend on our ability to structure securitizations or other funding transactions for our clients’ loan portfolios. Several factors have had, or may have, a material adverse effect on both our ability to structure funding transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

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

We may consider long-term strategic considerations more important than short-term economic gains when assessing business arrangements and opportunities, including financing arrangements for education loans. For example, we expect the structure and pricing terms in near-term future securitization transactions, if any, to be substantially different from our past transactions, including lower revenues and lower advance rates. We may nevertheless determine to participate in, or structure, future financing transactions based on longer-term strategic considerations. As a result, net cash flows over the life of a future securitization trust, particularly any trust that we may facilitate in the near-term as we re-enter the securitization market, could be negative as a result of transaction size, transaction expenses or financing costs.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has only issued its first Annual Report, which we refer to as the Report. The Report focused on issues relating to private education loan servicing. The Report noted that most private education loans do not have certain borrower protections that are common in federal education loans, such as income-based repayment plans, discharges upon death or military deferments. The Report compared education loan servicing to mortgage loan servicing, noting that, like mortgage borrowers, private education loan borrowers make their payments and inquiries to loan servicers, which are often different than the lender itself. The Report noted that of the approximately 2,900 complaints that the CFPB has received regarding education loans, only 5% concerned borrower issues relating to obtaining the loan, the aspect of the process in which we operate. However, many of the servicing issues noted by the Report could have consequences for us, as they may indicate areas in which the CFPB will seek to create further consumer disclosures or take other actions that relate to the origination process. These issues include the Report’s concern that borrowers are often unable to refinance their private education loans at lower rates following the beginning of repayment, the fact that co-signers (such as parents or relatives) may have difficulties removing themselves from liability on the loan, and concerns about consumer confusion about differences among education loans regarding how much they owe and how deferment and forbearance may work. Especially in light of the concerns noted in the Report that private education loan borrowers may not have fully understood all the terms and conditions of their different loans, we expect private education loan marketing practices to be carefully scrutinized.

The CFPB’s initiatives and similar efforts with respect to other credit and retail banking products could increase our costs and the complexity of our operations. See Item 1, “Business—Government Regulation,” included in Part I of our Annual Report for additional information.

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. While we believe we have all material licensing, registration, and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may determine that we need to submit additional license applications, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. For example, the Dodd-Frank Act eliminated the federal preemption of state licensing requirements for federal savings association operating subsidiaries, such as Union Federal’s operating subsidiary, FMLOS. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

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

Third parties with which we do, or have done, business, including federal and state chartered financial institutions and non-bank loan marketers, are subject to registration, licensing and governmental regulations, including Truth-in-Lending Act, or TILA, and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to loan brokers, small loan lenders, credit services organizations, loan arrangers and collection agencies. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with whom we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

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

Recent legislative proposals could affect the non-dischargeability of education loans in bankruptcy. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partnered lenders, and adversely affect the overall desirability of private education loan assets to investors.

Under current law, education loans can be discharged in bankruptcy only upon a court finding of “undue hardship” if the borrower were required to continue to make loan payments. Legislation has been introduced in both houses of Congress that would generally end the bankruptcy exemption from dischargeability for certain private education loans. If enacted as initially proposed, this legislation would apply retroactively to private education loans already made, and would not require the borrower to make any payments before seeking discharge in bankruptcy. This legislation is substantially similar to legislation that was introduced in both houses of Congress in the last Congress. If enacted in this Congress, such legislation may adversely affect the performance of the education loans under our Monogram platform, restrict the availability of capital to fund education loans and increase loan pricing to borrowers to compensate for the additional risk of bankruptcy discharge, which could adversely affect the competitiveness of our Monogram platform and our ability to engage lenders to fund loans based on our Monogram platform.

In addition, the July 2012 report on private education lending released by the CFPB recommended that the U.S. Congress reconsider the advisability of continuing the current non-dischargeable status of private education loans.

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

•

Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

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

There are certain investors that hold large blocks of our common stock, which could impact the outcome of key transactions. In addition, our directors and executive officers owned approximately 8.7% of the outstanding shares of our common stock as of March 31, 2013, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information for the fiscal quarter ended March 31, 2013 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1—31, 2013	37,319	$0.78	—	N/A
February 1—28, 2013	—	—	—	N/A
March 1—31, 2013	—	—	—	N/A

Total Purchases of Equity Securities(1)	37,319	$0.78	—	N/A

(1)	Participants in our 2003 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: May 10, 2013	By:	/s/ Kenneth Klipper
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