Form 10-K
period 2013-06-30
FIRST MARBLEHEAD CORP
filed 2013-09-13
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held on December 31, 2012 by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $64,673,019 based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2012. For the purposes of the immediately preceding sentence, the term “affiliate” refers to each director, executive officer and greater than 10% stockholder of the registrant as of December 31, 2012 and ownership excludes shares issuable upon vesting of restricted stock units and exercise of outstanding stock options.

Number of shares of the registrant’s common stock outstanding as of September 11, 2013: 112,748,663.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2013. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report (except for information required with respect to our executive officers and code of ethics, which is set forth under “Executive Officers of the Registrant” and “Code of Ethics” in Part I of this annual report, respectively) and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission.

THE FIRST MARBLEHEAD CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2013

FIRSTMARBLEHEAD and MONOGRAM are registered service marks and PREPGATE is a service mark of The First Marblehead Corporation. BORROWSMART is a registered service mark of Tuition Management Systems LLC. UNION FEDERAL is a registered service mark of Union Federal Savings Bank. VOLTA is a service mark of Cology LLC. All other trademarks, service marks or trade names appearing in this annual report are the property of their respective owners.

In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management, and proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of this annual report, and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to September 13, 2013.

PART I

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” and “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2013 as “fiscal 2013.”

Item 1.	Business

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations, as well as tuition planning, tuition billing, refund management and payment technology services. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. They are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone, fee-for-service basis in support of our clients, including retail banking, loan origination, portfolio management and securitization services.

On October 19, 2012, we acquired a substantial portion of the operating assets, and assumed certain liabilities, of Cology, Inc. and its affiliates. We refer to Cology, Inc. and its affiliates as the Cology Sellers. We refer to the FMD subsidiary that acquired a substantial portion of the operating assets of the Cology Sellers as Cology LLC. Through Cology LLC, we provide loan processing services to approximately 270 credit union and other lender clients. Our consolidated financial statements for fiscal 2013 reflect revenues and expenses of Cology LLC since the date of acquisition.

Our product and service offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 with a focus on fee-based revenues. Our long-term success depends on the continued development of our four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal®, deposit accounts, to serve as a first loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•

Banking services—Union Federal offers traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, analytical and structuring services, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC, which we refer to as TMS. TMS provides such services on behalf of over 700 educational institutions. Through Cology LLC, we earn fees for the processing of education loans on behalf of its approximately 270 credit union and other lender clients.

Education loans are funded by private sector lenders and are not guaranteed by the federal government. They are intended to be used by borrowers who have first utilized other sources of education funding, including family savings, scholarships, grants and federal and state loans. For the 2011-2012 academic year, we believe that there was a “funding gap” in post-secondary education in the United States of approximately $141 billion between the costs of attendance and these sources of education funding, based on information from the National Center for Education Statistics and The College Board. We believe that enrollment in post-secondary education institutions will continue to increase over the next several years, as will costs of attendance. We also believe that education loan products will continue to be necessary for students and their families after applying family savings and exhausting all available scholarships, grants and federal and state loans.

The lifecycle of an education loan, which can be over 20 years long, consists of a series of processes, many of which are highly regulated, and involves many distinct parties. As a result, the activities associated with designing, implementing, financing and administering education loan programs are complex, resource intensive and costly. We offer specialized knowledge, experience and capabilities to assist clients in participating in the education loan market. Our service offerings are intended to serve a range of potential client needs throughout the life-cycle of an education loan. For example, we can assist clients in developing all aspects of an education loan program based on our Monogram platform, or we can provide tailored loan origination, portfolio management and other services to meet their specific needs. In addition, through TMS, we provide students and their families with the opportunity to structure tuition payment plans that meet their financial needs while providing a broad array of tuition payment options.

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

Our near-term financial performance and future growth depend, in large part, on growing our client base by successfully marketing our Monogram platform, TMS services and Cology LLC services while transitioning from our prior business model (see “—Prior Business Model” below) to one that is based on fee revenues.

Current Business Model

Since the beginning of fiscal 2009, we have significantly refined our service offerings and added fee-for-service offerings. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began providing services for two lender clients related to school-certified education loan programs, including originating education loans, based on our Monogram platform and began offering tuition planning, tuition billing and payment technology services through TMS. During fiscal 2012, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program, and we began offering refund management services to education institutions and students through TMS. In June 2012, we launched a Monogram-based loan program with a new lender client and in August 2012, we launched a Monogram-based loan consolidation program with an existing client. In October 2012, we began providing loan processing services to credit union and other lender clients through Cology LLC.

Monogram Platform

Our Monogram platform integrates our program design, marketing support, loan origination and portfolio management service offerings. It enables lenders to offer consumers education loans with competitive terms and clear pricing alternatives, with product options based on the credit profiles of qualified applicants. Specifically, a lender can customize the range of loan terms offered to their qualified applicants, such as repayment options, repayment terms and borrower pricing.

The product can be structured to offer lenders and other financial institutions a “make and hold” or “make and sell” loan program. In “make and hold” loan programs, lenders finance the education loans on their balance sheet and generally intend to hold the loans through scheduled repayment, prepayment or default. In “make and sell” loan programs, lenders intend to hold the education loans on their balance sheet for some limited period of time before disposing of the loans in a capital market transaction or whole loan sale. We believe that the education loans generated through our Monogram platform will generally have shorter repayment periods, an increased percentage of borrowers making payments while in school, higher cosigner participation rates, an overall better credit profile and lower estimated default rates in each case when compared to loan products we previously facilitated.

We designed our Monogram platform to generate recurring revenue with less dependence on the securitization market and third-party credit enhancements. In connection with our Monogram platform, we have invested, and may continue to invest, specified amounts of capital as a credit enhancement feature to various lenders’ loan programs. The amount of any contribution offered to a particular lender would be determined by the anticipated size of the lender’s program, the underwriting guidelines of the program and the particular terms of our business relationship with the lender. We believe this approach provides assurances to lenders that we are committed to the quality of our new proprietary scoring models and risk mitigation and pricing strategies. In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancement by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. We have made initial deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections, if any, for program loans. To the extent that outstanding loan volume decreases as a result of repayment, or if actual loan volumes or default experience are less than reflected in our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans.

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

We offer the following fully integrated suite of services through our Monogram platform or as stand-alone services tailored for our clients’ specific needs:

Program Design

Education loans are a complex asset class that requires sophisticated analytical capabilities combining effective, quantitative underwriting, responsible marketing and dynamic portfolio management. At the core of our Monogram platform resides over 20 years of education loan performance data that we have used to create a suite of proprietary risk models, including proprietary underwriting, fraud and collectability scorecards. We believe that these risk models can be used throughout the lifecycle of an education loan to manage risk, optimize performance and potentially improve profitability.

Lenders face an array of choices in attempting to satisfy their strategic and financial goals, as well as the needs of their borrowers. In designing education loan programs, the factors that lenders generally consider include:

•	Borrower creditworthiness and eligibility criteria;

•	Loan limits, including minimum and maximum loan amounts on both an annual and aggregate basis;

•	Interest rates, including the frequency and method of adjustment;

•	Amount of fees charged to the borrower, including origination, guaranty and late fees;

•	Repayment terms, including maximum repayment term, minimum monthly payment amounts, rate reduction incentive programs and deferment and forbearance options;

•	Appropriate credit enhancement levels to ensure repayment of defaulted principal and interest payments;

•	Loan servicing, default management and collection arrangements;

•	Asset financing or loan disposition alternatives; and

•	Legal compliance with numerous federal laws and regulations as well as numerous state laws that replicate and, in some cases, expand upon, the requirements of federal laws.

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

Marketing Support

While creating their loan marketing programs, lenders face choices in the channels and media available to them to reach potential borrowers, including financial aid offices, online advertising, direct mail campaigns, e-mail campaigns and print advertising. As part of our Monogram platform, we can provide marketing support services for a fee based on loan volume disbursed, depending on the level of services provided to each client. With our focus on school-certified loan programs, we also believe that financial aid offices and other school contacts are, and will continue to be, an important distribution channel. In both fiscal 2012 and fiscal 2011, we expanded our national sales team to provide sales and school relationship management in support of loan programs based on our Monogram platform, and we believe that TMS’ relationships with educational institutions and potential borrowers will otherwise complement our distribution strategy. We also believe that there is an opportunity to cross-sell aspects of our Monogram platform on a stand-alone basis to Cology LLC’s credit union clients.

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

Once an applicant submits an application for processing, our customized credit decision software applies parameters that have been configured for each lender client’s specific program and analyzes, often within seconds, the submitted application. This analysis results in a credit decision and also generates specific loan terms offered by the lender client, aligning product options made available to qualified applicants with their credit risk. Once a loan application is complete, we communicate an initial determination to the applicant(s), informing him or her whether the application has passed the credit analysis, been rejected or is in review. Once a loan application passes the credit analysis, and the applicant has selected his or her loan terms from the available options, we generate a credit agreement, which is a legal contract between the applicant, cosigner, if any, and lender that contains the terms and conditions of the loan for the applicant based on lender-specific templates.

Once we have obtained all applicant data, including the signed credit agreement, required certifications from the school or applicant, and any required income or employment verification, we approve the application. We refer to the education loan at this point in the process as having been “facilitated.” Once we disburse loan funds on behalf of the lender, we refer to the loan as fully or partially “disbursed.”

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

We also monitor developments in state and federal requirements for loan processing and implement changes to our systems and processes based on our analysis and input we receive from clients and industry groups.

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

We use a multi-faceted approach to portfolio management. To maximize the performance of each portfolio, we receive updated credit bureau data on each borrower and each cosigner each quarter and use it in combination with monthly performance data and experiential data to re-evaluate the risk profile of the portfolio. We use our proprietary risk models to develop portfolio management strategies and determine the level of resources we apply to each account, including when the account is outsourced to a collection agency and which agency is used in that process. For example, certain collection agencies may specialize in early-stage delinquencies while others may specialize in the collection of defaulted loans. This process requires a highly integrated infrastructure among the loan servicers, collection agencies and us and involves extensive data analysis on each account as it moves through its repayment lifecycle. We believe this approach allows us to manage and control losses over time.

We work with a network of vendors to manage education loans on behalf of our clients. The Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, provides servicing of a majority of the loans we facilitate. Generally, loan servicers establish and maintain contact with borrowers whose loans are current and collection agencies establish and maintain contact with borrowers whose loans are delinquent or defaulted. Duties of the portfolio management vendors include, for example, preparing repayment invoices, payment collection, maintaining borrower payment records, responding to borrower inquiries and reporting information to the loan owner. In addition, portfolio vendors may perform skip-tracing services, make collections calls and conduct other collections activities, and report borrower delinquencies or defaults to credit bureaus.

Loan Securitization

Although some lenders originate loans and then hold them for the life of the loan, other lenders originate and then seek to dispose of the loans, either through a sale of whole loans or by means of a securitization. Whole loans can be purchased by other financial institutions or by entities that serve to warehouse the loans for some period of time, pending permanent financing, including loan securitization. In the typical securitization process, a special purpose entity obtains education loans from the originating lenders or their assignees, which relinquish to the special purpose entity their ownership interest in the loans. The debt instruments issued by the special purpose entity to finance the purchase of these education loans are obligations of the special purpose entity, not the originating lenders or their assignees. Through both the structure of those asset-backed securities, or ABS, as well as the composition of the underlying portfolio, risk can be distributed in a manner which may appeal to potential ABS investors.

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

Structuring securitizations requires a high level of specialized knowledge and experience regarding both the capital markets generally, and the borrower repayment and default characteristics specifically. The process of issuing ABS in a securitization requires compliance with state and federal securities laws, as well as coordination among originating lenders, servicers, securities rating agencies, attorneys, securities dealers, structural advisors, trust management providers and auditors.

We have structured and facilitated 38 securitizations, consisting entirely of education loans, involving debt issuances in the aggregate original principal amount of $17.5 billion. We have securitized loan pools using various financing structures, including both public offerings registered with the Securities and Exchange Commission, or SEC, and private placements, and have utilized various ABS, including borrowings from commercial paper conduits, London Interbank Offered Rate, or LIBOR, floating rate notes, auction-rate debt and senior-subordinate and third-party credit enhanced debt.

We believe that our capital markets experience gives us specialized insight into funding options available to our lender clients. In addition, the extensive database provided by our education loan repayment statistics dating back to 1986 has helped us in the past to optimize the financing of the education loan pools our clients generated. We have used this data to estimate the default, recovery and prepayment characteristics of the different types of loans that constitute a loan pool. We believe that our experience and historical data will assist us in future discussions with rating agencies, insurance providers, underwriters and securities investors relating to financing structures and terms.

We believe that conditions in the capital markets generally improved in fiscal 2013 and fiscal 2012 compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. Additionally, during the third quarter of fiscal 2013, a private education loan ABS issuance by a third party included a subordinate bond, the first such bond to be included in a new issuance since 2007. The inclusion of this subordinate bond served to increase the advance rate, or amount of funds raised as a percentage of the collateral in the issuance. We believe that these trends during fiscal 2013 indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008 and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

TMS

TMS offers outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools. TMS provides such services on behalf of over 700 educational institutions. Through BorrowSmart®, TMS helps students and their families manage education costs by developing sustainable, low cost tuition payment strategies. In addition, TMS provides solutions to schools for the collection and processing of tuition payments and data. These diverse product and service offerings are marketed as the “TMS Campus Advantage.” These services include:

•

Early affordability planning and counseling delivered through multiple channels, which allows students and their families to review and consider a series of education payment options that minimize borrowing through the utilization of payment plans and school specified loan products;

•	Flexible payment plans, which aggregate school payments into a single reporting and disbursement interface for schools;

•	Comprehensive tuition billing and presentment (paper-based and electronic), which maximize the effectiveness of paper and electronic bills for the student and the school;

•	Payment processing, which allows schools to provide choices to their students and their families through multiple channels and methods;

•

Student account management through the TMS Student Account Center, a web-based portal that reflects school branding, supports multi-channel access to TMS’ product suite and is tightly integrated with the school’s student information system, allowing schools to outsource billing and payment processing services to TMS while remaining the “system of record;” and

•

Refund management services, which facilitate for schools the process of disbursing student account credit balances that occur when payments, loan proceeds and/or financial aid credits exceed charges to the student account. The services allow schools to offer three refund choices: prepaid cards, ACH direct deposit and checks, allowing the schools to streamline their refund operations while reducing their overall disbursement expenses and enhancing the customer experience.

TMS earns enrollment and transaction-based fees from students and families that participate in its various payment plans. Enrollment fee revenue is recognized over the period in which services are provided to customers. Transaction-based fees are recognized in the period the transaction takes place. TMS also earns fees from schools for various billing, payment processing, refund management, implementation and subscription fees. These fees are recognized over the period in which the services are provided. We believe that the size and quality of TMS’ customer base provides an opportunity to expand our school relationships and offer diversified products and services that complement our education finance and loan processing capabilities, including K-12 loan programs, as well as serving as a source of significant recurring revenue.

Cology LLC

Cology LLC is a leading supplier of outsourced loan origination, servicing and technology solutions to education loan providers, including credit unions, community, regional and national banks and educational institutions. Through its services, Cology LLC provides easy market entry options for existing and new providers, targeted growth strategies to help organizations expand their student lending businesses and customized portfolio management services to help optimize the quality and performance of their education loan assets. These services include:

•	Custom program design consultation—helping lenders and providers develop programs that meet the specific needs of their customers and members;

•	Implementation and product launch services—providing quality and speed to market;

•

Outsourced back-office services, including application intake, underwriting, document collection, disbursement and repayment servicing—providing the people and processes needed to support lender programs without the need for significant infrastructure; and

•	Outsourced and remote-access technology solutions—offering the flexibility to manage and administer the programs on a versatile, customizable technology platform.

Cology LLC supports over 600 education loan programs and provides education loan solutions to approximately 270 credit unions, banks and schools nationwide.

We believe that our acquisition of a substantial portion of the operating assets of the Cology Sellers is well aligned with our business model. Cology LLC provides education loan processing and disbursement services as well as offering life-of-loan servicing. We also believe that there is an opportunity to cross-sell aspects of our Monogram platform on a stand-alone basis to Cology LLC’s credit union clients.

Union Federal Banking Services

In addition to originating education loans, Union Federal offers traditional banking services such as residential and commercial mortgage loans and retail savings, money market and time deposit products.

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

Historically, asset-backed securitizations were our sole source of permanent financing for clients’ education loan programs. Conditions of the debt capital markets generally, and ABS market specifically, rapidly deteriorated during the second quarter of fiscal 2008. The ability to finance education loans through securitization continued to be constrained through fiscal 2009 and, to a lesser extent, from fiscal 2010 through fiscal 2013. Our business has been and continues to be materially adversely impacted by these market dynamics, as we have not completed a securitization transaction since fiscal 2008.

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

General Developments

We have summarized below certain developments affecting our business since the beginning of fiscal 2013:

•

On August 2, 2012, we announced a new private education loan consolidation program with SunTrust Bank based on our Monogram platform, the SunTrust Bank Private Student Loan Consolidation Program. This program provides borrowers the opportunity to refinance their existing education loans into one new loan with a single payment and potentially reduce their current monthly payment and/or interest rate. Approved borrowers are offered the choice of a fixed or variable interest rate, as well as multiple repayment terms.

•

Effective September 30, 2012, First Marblehead Education Resources, Inc., or FMER, ceased serving as the special servicer for the NCT Trusts. In addition, pursuant to the terms of FMER’s resignation during fiscal 2012 as special servicer of the Trusts, the transition period during which FMER assisted the new special servicer of the Trusts terminated on November 30, 2012.

•

On October 19, 2012, FMD’s subsidiary Cology LLC acquired a substantial portion of the operating assets, and assumed certain liabilities, of the Cology Sellers. Through Cology LLC, we provide loan processing services to approximately 270 credit union and other lender clients.

•

On November 12, 2011, we received notice that the Massachusetts Appellate Tax Board, or ATB, had issued an order, which we refer to as the ATB Order, in cases related to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD, for fiscal 2004 through fiscal 2006. On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order, which we refer to as the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. See Note 16, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

•

Our loss from continuing operations, before income taxes, for fiscal 2013 improved $3.6 million, or 7%, as compared to fiscal 2012. The fiscal 2012 results included a $9.5 million gain from the deconsolidation of certain of the NCT Trusts that we had previously consolidated. Loss from continuing operations, before income taxes, is the most directly comparable generally accepted accounting principle, or GAAP, financial measure to “net operating cash usage,” a non-GAAP financial metric, which we use to approximate the cash required to fund our operations. During fiscal 2013, we reduced our “net operating cash usage” financial metric by $10.6 million, or 20%, from $53.1 million for fiscal 2012 to $42.5 million for fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Non-GAAP Measure: Net Operating Cash Usage” included in Item 7 of this annual report for additional information.

•

For fiscal 2013, total facilitated loan volumes were $298.2 million. Monogram-based facilitated loan volumes for fiscal 2013 were $133.7 million, an increase of 110% as compared to fiscal 2012. Total facilitated loan volume for fiscal 2013 included $164.5 million from Cology LLC since the date of acquisition. Loan disbursements for fiscal 2013 totaled $442.8 million, including $131.9 million of Monogram-based loans and $310.9 million from Cology LLC. Monogram-based loan disbursements for fiscal 2013 were up 129% as compared to fiscal 2012. The disparity between facilitated and disbursed loan volumes was the result of disbursements by Cology LLC following the asset acquisition with respect to loans that were facilitated by the Cology Sellers prior to the asset acquisition.

•	Our federal income tax returns have been under audit by the Internal Revenue Service, or IRS, in connection with the sale of the trust certificate to NC Residual Owners Trust, which we refer to as the

Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement, which we refer to as the Asset Services Agreement, pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. We announced on August 15, 2013 that, as part of that audit process, we expected to receive a Notice of Proposed Adjustment, or NOPA, from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved. The NOPAs do not address tax years beyond June 30, 2011. The NOPAs are only initial IRS positions and not final determinations and, as a result, do not require any tax payment at this time. We did not record an accrual for this matter in our consolidated financial statements at June 30, 2013 or when we received the NOPAs. We plan to vigorously contest the proposed adjustments and we believe we have a strong position as it relates to this matter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2013, June 30, 2012 and June 30, 2011—Overall Results—Continuing Operations—Internal Revenue Service Audit” included in Item 7 of this annual report for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. This is particularly true as the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including FMD’s subsidiary Union Federal. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. Additionally, as one of our four partnered lending clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated in the 2011-2012 and the 2012-2013 academic years will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, or any additional lender clients, including clients acquired through our acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS, Cology LLC and Union Federal and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we expect to continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the asset acquisition. In addition, we expect to provide various Monogram-based products and services to these customers to assist them in education loan product design, pricing, marketing, reporting and analysis, as well as education loan portfolio management services.

Competition

Based on the range of services that we offer, we believe that SLM Corporation, also known as Sallie Mae, is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, LendKey Technologies, Inc. and Campus Door Holdings, Inc. compete directly with Cology LLC. Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS.

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

Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences or compete for skilled professionals, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. These disadvantages for us are particularly acute as we have only been operating Monogram-based loan programs since fiscal 2011. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients or borrowers, as applicable. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we need to continue to invest in information technology, sales and marketing, legal, compliance and product development resources.

Proprietary Systems and Processes

Monogram Platform and VoltaSM Platform

In addition to our database that tracks historical education loan performance, we maintain advanced proprietary information processing systems, including our Monogram platform and Cology LLC’s Volta platform. We use these information systems to analyze loan applications efficiently, expedite loan processing and enhance our other services.

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

TMS

TMS maintains advanced proprietary systems in connection with the delivery of independent, integrated education payment and refund solutions to schools and students and their families.

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

•

Refund disbursement solutions that enable student choice of refund method and provide school administrators a single reporting and disbursement interface, allowing a school to deliver choice to its students and families while reducing its workload burden;

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

Intellectual Property

FIRSTMARBLEHEAD, the checkered logo, MONOGRAM, MONTICELLO STUDENT LOANS and NATIONAL COLLEGIATE TRUST are registered service marks and GATE, GATE GUARANTEED ACCESS TO EDUCATION and PREPGATE are service marks of FMD. BORROWSMART, HELPING FAMILIES AFFORD EDUCATION, the partial apple logo, RISK REPORTING, THE PROVEN PATH TO PAID STUDENTS IN YOUR CLASSROOMS, TUITION MANAGEMENT SYSTEMS, INC. and TUITIONCHARGE are registered service marks of TMS. UNION FEDERAL is a registered service mark of Union Federal. COLOGY, SABERTOOTH, VOLTA and COLOGY LOAN SERVICING are service marks of Cology LLC. The federal registrations for these registered service marks expire at various times between 2015 and 2020, but the registrations may be renewed for additional 10-year terms provided that we continue to use the trademarks.

Education Loan Market Seasonality

Origination of education loans is generally subject to seasonal trends, with the volume of loan applications increasing during the summer and early fall months with the approach of tuition payment dates. Historically, we have also tended to process an increased volume of loan applications during November, December and January, as students and their families seek to borrow money to pay tuition costs for the spring semester. Historically, this seasonality of loan originations has impacted the amount of processing fees that we earned in a particular quarter and the level of expenses incurred to generate loan application volume and process the higher origination activity, and with respect to fiscal years prior to fiscal 2009, the timing and size of securitization transactions. In addition, TMS’ financial and operational results are also subject to seasonal trends, with plan enrollment activity and expenses generally increasing from March to July as TMS hires temporary staff to meet higher demand for enrollment in tuition payment plans for the succeeding school year.

Union Federal Regulatory Matters

In November 2006, we acquired Union Federal, a community savings bank located in North Providence, Rhode Island. Union Federal is a federally-chartered thrift that is regulated by the Office of the Comptroller of the Currency, or OCC. As a result of our ownership of Union Federal, FMD is a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve. See “—Government Regulation” below, “Risk Factors—Risks Related to Regulatory Matters” included in Item 1A of this annual report and Note 25, “Union Federal Regulatory Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distributions to our stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

Government Regulation

We provide financial services in connection with the creation, management and disposition of education loans, retail banking, such as mortgages and deposits, and education payment processing. Our business is highly regulated at both the state and federal level, through statutes and regulations that focus upon:

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. While we believe we have satisfied all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may determine that we need to submit additional license applications, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

To the extent that our services are conducted through Union Federal, state requirements for licensure are inapplicable. However, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, and the reduced preemption enjoyed by federal savings banks resulting from the Dodd-Frank Act, we may now be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. The Dodd-Frank Act changed the legal standard for federal savings association preemption of state laws so that state laws are now preempted only if those laws stand in conflict with federal laws. This “conflict” preemption standard is consistent with the standard for national bank preemption of state laws.

The Dodd-Frank Act also restructured the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which historically was the primary federal regulator for FMD and Union Federal, transferred its authority to the Federal Reserve and the OCC on July 21, 2011. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal thrifts, including Union Federal, and the Federal Reserve became the primary federal regulator for all savings and loan holding companies that were formerly regulated by the OTS, including FMD. Although the OCC and Federal Reserve are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act, or HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Union Federal) and the Federal Reserve (with respect to FMD) are expected, over time, to alter the supervisory approach for Union Federal and FMD. This could, in turn, affect the operations of FMD and Union Federal. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies, but they are not effective until five years after enactment.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau, or CFPB, as an independent agency within the Federal Reserve. The CFPB has been given broad powers, including the power to:

•	Supervise non-depository institutions, including those that offer or provide education loans;

•	Supervise depository institutions with assets of $10 billion or more for compliance with consumer protection laws, as well as the service providers to such institutions;

•	Regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes;

•	Promulgate rules pursuant to, as well as with respect to, unfair, deceptive or abusive practices; and

•	Take enforcement action against institutions under its supervision.

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB has initiated an examination program of non-depository institutions (which could include service providers such as FMD’s subsidiary FMER). The Federal Trade Commission, or FTC, maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and Cology LLC. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal, as well as authority to examine and supervise federal savings associations with assets of less than $10 billion, such as Union Federal, for compliance with consumer protection laws.

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has only issued its first Annual Report, which we refer to as the Report. The Report focused on issues relating to private education loan servicing. The Report noted that many private education loans do not have certain borrower protections that are common in federal education loans, such as income-based repayment plans, discharges upon death or military deferments. The Report compared education loan servicing to mortgage loan servicing, noting that, like mortgage borrowers, private education loan borrowers make their payments and inquiries to loan servicers, which are often different than the lender itself. The Report noted that of the approximately 2,900 complaints that the CFPB has received regarding education loans, only 5% concerned borrower issues relating to obtaining the loan, the aspect of the process in which we operate. However, many of the servicing issues noted by the Report could have consequences for us, as they may indicate areas in which the CFPB will seek to create further consumer disclosures or take other actions that relate to the origination process. Especially in light of the concerns noted in the Report that private education loan borrowers may not have fully understood all the terms and conditions of their different loans, we expect private education loan marketing practices to be carefully scrutinized.

As required by the Dodd-Frank Act, the CFPB and the Secretary of Education submitted a report in July 2012, addressing certain aspects of the private education loan market. In this report, the CFPB recommended that the U.S. Congress consider:

•	Mandating school certification of borrowed amounts;

•	Making private education loans dischargeable in bankruptcy;

•	Clarifying the definition of private education loans under TILA to cover products that may serve as economic substitutes (such as credit lines for post-secondary expenses);

•	Creating a mechanism to help borrowers better understand their total debt obligations (such as a centralized mechanism similar to the National Student Loan Data System); and

•	Whether additional data should be required to enhance consumer decision-making and lender underwriting.

At the same time that it issued the July 2012 report, the CFPB issued revised draft model disclosures for its “Know Before You Owe” campaign designed to provide additional information to consumers. The CFPB also has an Office of Students intended to provide students with tools to facilitate decision making regarding various credit products, including education loans. These initiatives, and similar efforts with respect to other credit and retail banking products, could increase our costs and the complexity of our operations.

The Department of Education issued substantially similar recommendations in the July 2012 report, including that the U.S. Congress consider:

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

Employees

We had 302 employees at June 30, 2013, compared to 306 employees as of June 30, 2012. The slight decrease in employees in fiscal 2013 was due to cost reduction efforts implemented throughout fiscal 2013, largely offset by our hiring of 43 employees from the Cology Sellers in connection with our acquisition of a substantial portion of the operating assets of the Cology Sellers.

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

Available Information

Our Internet address is www.firstmarblehead.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Alternatively, reports filed with or furnished to the SEC are available from the SEC on its website, www.sec.gov, by request from the Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by phone at (800) SEC-0330.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of September 13, 2013, including their ages as of such date:

Name	Age	Position
Daniel Meyers	50	Chief Executive Officer and Chairman of the Board of Directors
Seth Gelber	34	Managing Director, President and Chief Operating Officer
Kenneth Klipper	54	Managing Director and Chief Financial Officer
William Baumer	52	Managing Director and Chief Risk Officer
Barry Heneghan	39	Managing Director, Business Development and Product Strategy
Suzanne Murray	39	Managing Director, General Counsel and Secretary

Set forth below is certain information regarding the business experience of each of the above-named persons.

Daniel Meyers is a co-founder of First Marblehead. He has served as FMD’s Chief Executive Officer and as a Director since September 2008, and as Chairman of the Board of Directors since May 2010. From September 2008 to August 2013, he served as FMD’s President. Mr. Meyers also served as FMD’s Chief Executive Officer and Chairman of the Board of Directors from FMD’s incorporation in 1994 to September 2005 and as President from November 2004 to September 2005. Since October 2006, Mr. Meyers has served as the sole member, Chairman and Chief Executive Officer of Sextant Holdings, LLC, a private investment firm. From 1980 to 1991, Mr. Meyers was involved in arbitrage and derivatives trading at EF Hutton, Prudential Bache Securities, LF

Rothschild Unterberg Towbin and Commodities Corporation, each of which were financial services firms. He began working on ABS financings in 1986. He currently serves as the Chair Emeritus of the Board of the Curry School of Education Foundation, as well as a consulting member of the finance committee of the Board of Visitors at the University of Virginia. Additionally, he is the Chairman of the Board of Steward Medical Group, a unit of Steward Healthcare System, a system of 11 hospitals headquartered in Boston, Massachusetts. He also serves on the Board of the Forum for the Future of Higher Education and is a member of the Education Funding Committee of the Consumer Bankers Association. Mr. Meyers received an A.B. in Economics from Brandeis University and completed the Owner President Management Program at the Harvard Graduate School of Business Administration.

Seth Gelber has served as FMD’s President since August 2013, Chief Operating Officer since August 2012 and as a Managing Director since September 2008. He served as FMD’s Chief Administrative Officer from March 2010 to August 2012 and as FMD’s Senior Vice President, Corporate Development from August 2008 to September 2008. From 2001 to 2006, Mr. Gelber held various positions at FMD in the Capital Markets and Product Strategy groups. Since October 2006, Mr. Gelber has served as President of Sextant Holdings, LLC, a private investment firm, the sole member of which is Mr. Meyers. From 1998 to 2001, Mr. Gelber served as a Legislative Assistant to Congressman Jack Quinn (N.Y.), primarily focused on education, telecommunication and banking legislation. Mr. Gelber received a B.A. from The George Washington University.

Kenneth Klipper has served as FMD’s Chief Financial Officer and as a Managing Director since September 2008 and served as Treasurer and Chief Accounting Officer from November 2006 to April 2011. Mr. Klipper served as FMD’s Senior Vice President, Finance from March 2005 to September 2008. From April 2003 to March 2005, Mr. Klipper served as the Chief Executive Officer of Brown Co., an online brokerage firm owned, at the time, by JPMorgan. He served as the Chief Financial Officer of Brown Co. from January 2003 to April 2003. From May 2002 to January 2003, Mr. Klipper served as the Chief Financial Officer and Chief Operating Officer of Park Street Capital, a fund of funds private equity firm. From January 2000 to April 2002, Mr. Klipper served as the Chief Financial Officer of Tucker Anthony Sutro, Inc., a publicly traded securities brokerage firm. Prior to joining Tucker Anthony, Mr. Klipper served for five years as both the Chief Financial Officer and Controller for the securities brokerage unit of Fidelity Investments, and he held positions with KPMG LLP, a registered public accounting firm, for 11 years. Mr. Klipper received a B.S. from the University of Richmond and is a Certified Public Accountant.

William Baumer has served as FMD’s Chief Risk Officer since September 2007, as a Managing Director since September 2008 and as the Chief Executive Officer of Union Federal Savings Bank since July 2010. Mr. Baumer served as FMD’s Senior Vice President, Compliance from July 2004 to September 2007. From 2003 to June 2004, Mr. Baumer served as the Compliance Manager for the nationwide mortgage operations at Bank of America, N.A. From 2000 to 2003, Mr. Baumer was the Compliance Director-Core Banking for Fleet Boston Financial Corporation, a bank that was acquired by Bank of America, and was responsible for regulatory compliance programs in Fleet’s consumer, commercial and administrative staff units. He joined Fleet in 1984 and held various leadership positions in the Compliance, Audit, Credit and Retail Banking business units. Mr. Baumer received a B.S. from Franklin Pierce College and has earned Certified Regulatory Compliance Manager, Certified Internal Auditor and Certified Anti-Money Laundering Specialist certifications.

Barry Heneghan has served as FMD’s Managing Director, Business Development and Product Strategy since January 2011. From August 2008 to December 2010, he served as a consultant to FMD. Since February 2006, Mr. Heneghan has served as the Chief Executive Officer and President of Think Financial, a student loan marketing company that ceased active operations in August 2008. From 1996 to January 2006, Mr. Heneghan held various positions at FMD in the Business Development, Corporate Development and Product Strategy groups. From 1993 to 1996, Mr. Heneghan served as a Legislative Assistant to Congressman Jack Quinn (N.Y.). Mr. Heneghan received a B.A. from The George Washington University and an M.A. from Pennsylvania State University and attended the London School of Economics.

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

Since the beginning of fiscal 2009, we have taken several measures to adjust our business in response to economic conditions. Most significantly, we refined our service offerings and added fee-for-service offerings such as loan origination services and portfolio management. During fiscal 2010, we completed the development of our Monogram platform, including an enhanced application interface, an expanded credit decisioning model and additional reporting capabilities. We continue to incorporate refinements to our Monogram platform. During fiscal 2011, we began originating Monogram-based education loans under loan program agreements and began offering outsourced tuition planning, tuition billing and payment technology services for educational institutions through TMS. In fiscal 2012, we began offering refund management services to education institutions and students through TMS. In October 2012, we began providing education loan processing and disbursement services to credit unions, banks and schools in the United States, as well as offering life-of-loan servicing, through Cology LLC. Successful sales of our service offerings, particularly our Monogram platform, TMS offerings and Cology LLC offerings, will be critical to stemming our losses and growing and diversifying our revenues and client base in the future.

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Through September 13, 2013, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including FMD’s subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

Moreover, we are uncertain of the extent to which borrowers will choose Monogram-based loans offered by our lender clients, which depends, in part, on competitive factors such as brand and pricing. Several of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences or compete for skilled professionals, or may be able to devote greater resources to the promotion and sale of their products and services. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants and making education loans on a recurring, or “serialized,” basis. We are uncertain of the total application volume for fiscal 2014 and beyond, the extent to which application volume will ultimately result in disbursed loans and the overall characteristics of the disbursed loan portfolio.

Commercial banks have historically served as the initial funding sources for the education loans we facilitate and have been our principal clients. Since the first quarter of fiscal 2008, we have not facilitated securitization transactions to support the long-term funding of education loans, and commercial banks may be facing liquidity and credit challenges from other sources, in particular mortgage, auto loan and credit card lending losses. In addition, the synergies that previously existed between federal and private education loan marketing have been eliminated by legislation that eliminated FFELP. As a result, many lenders have re-evaluated their business strategies related to education lending. In light of legislative and regulatory changes, general economic conditions, capital markets disruptions and the overall credit performance of consumer-related loans, the education loan business may be less attractive to commercial banks than in the past. Demand for our services may not increase unless additional lenders enter or re-enter the marketplace, which could depend in part on capital markets conditions and improved market conditions for other consumer financing segments.

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

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that we have originated to date and those contemplated by our four lender clients’ Monogram-based loan programs. We have been required to expend capital to support loan volume under our Monogram platform. Specifically, a portion of the loan volume to date under our Monogram platform has been originated by FMD’s subsidiary Union Federal and we have been further required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital markets advance rates, including the continued re-emergence of subordinate bonds in the private education loan securitization market, than are available today.

We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings, cross-sell our Monogram platform to Cology LLC clients and continue to manage our expenses, among other things, in order to return to profitability.

Our ability to achieve and sustain profitability is dependent on many factors. Primarily, we believe that the following must occur in order for us to return to profitability:

•

We need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs. Because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

•

We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, particularly given that one of our four partnered lending clients provides the majority of our Monogram-based loan program fees, which subjects us to concentration risk as it relates to this revenue stream. Additionally, the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. As a result, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. Consequently, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs.

•

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

•

Deployment of TMS’ refund management services and its Student Account Center product has been limited, and we will need to gain widespread market acceptance of our refund management services and Student Account Center product among TMS’ existing clients as well as new clients, in order to improve our long-term financial condition, results of operations and cash flow.

•

We need to cross-sell aspects of our Monogram platform on a stand-alone basis to Cology LLC’s credit union clients. We cannot assure you that we will be able to achieve widespread market acceptance by these credit union clients of these additional services. Successful sales of our Monogram platform offerings to Cology LLC’s clients will be an important factor in realizing the benefits of the asset acquisition and in diversifying our revenues.

•

We need to continue to actively manage our expenses in the current economic environment to better align costs with our current business. In the past we have engaged in cost reduction initiatives and we may need to engage in similar cost reduction initiatives in the future. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences. If we are unable to successfully manage our expenses and run our business in a cost-effective manner, our results of operations would be harmed and it may impact our return to profitability.

We have incurred net losses since fiscal 2008 and could incur losses in the future.

We have generated significant net losses since fiscal 2008, and may continue to incur losses. There can be no assurance that we will report net income in any future period. We must develop new lender client relationships and substantially increase our revenues derived from our Monogram platform, TMS offerings and Cology LLC offerings. We are actively managing our expenses in the current economic environment and in light of the status of our business. To the extent that we are not able to increase our revenues and continue to manage our operating expenses, we will continue to experience net losses.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of June 30, 2013, the fair value of our funded credit enhancements was $13.1 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

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

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs and tuition payment processing plans. The outsourcing services market in which we operate is competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences or compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, than we are. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than those of our clients have an advantage in attracting loan applicants at a lower acquisition cost than us. These disadvantages are particularly acute for us because we have only been operating Monogram-based loan programs since fiscal 2011.

Based on the range of services that we offer, we believe that Sallie Mae is our principal competitor. Our business could be adversely affected if Sallie Mae’s private education loan program continues to grow, or if Sallie Mae seeks to market more aggressively to third parties the full range of services that we offer. Other education loan competitors include Wells Fargo & Company and Discover Financial Services. In addition, LendKey Technologies, Inc. and Campus Door Holdings Inc. compete directly with Cology LLC. Nelnet Business Solutions, TouchNet Information Systems, Inc. and Higher One Holdings, Inc. compete directly with TMS.

We may face competition from loan originators, including our clients or former clients, if they choose to develop an internal capability to provide any of the services that we currently offer. For example, a loan originator that has developed, or decides to develop, a portfolio management or capital markets function may not choose to engage us for our services. Historically, lenders in the education loan market have focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans, thereby significantly limiting the lenders’ credit risk. Following the elimination of FFELP, lenders are more focused on private education loans and some may seek to develop an internal capacity to conduct the services that we provide, which could result in a decline in the potential market for our services.

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

The demand for private education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both pre-paid tuition plans and college savings plans, that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs, generally, and interest rates on the loans under these programs, specifically; and

•	Direct loans from colleges and universities.

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

We have in the past relied, and will continue to rely in part, on our clients to market and fund education loans to borrowers. If our clients do not devote sufficient time, emphasis or resources to marketing their Monogram-based loan programs or are not successful in these efforts, then we may not reach the full potential of our capacity for disbursed loan volume and our business will be adversely affected. In addition, our lender clients’ Monogram-based loan programs, and related marketing efforts, may not necessarily extend nationwide and, in fact, may focus on a limited geographic footprint.

In addition, if education loans were or are marketed by our clients in a manner that is found to be unfair, deceptive or abusive, or if the marketing, origination or servicing violated or violates any applicable law, federal or state unfair and deceptive practices acts could impose liability or, even in limited circumstances, create defenses to the enforceability of the loan. Investigations by state Attorneys General, the CFPB, the U.S. Congress or others could have a negative impact on lenders’ desire to originate and market education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of education loans.

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

As part of our previous cost reduction initiatives we have terminated employees, including members of senior management. Although we believe that our capital resources as of June 30, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2013, June 30, 2012 and June 30, 2011—Overall Results—Continuing Operations—Internal Revenue Service Audit” included in Item 7 of this annual report for additional information. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

Our future success depends, in part, on our ability to process loan applications and tuition-related payments in an automated manner with high-quality service standards. The volume of loan originations and tuition-related payments that we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to review applications and process loans and payments over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. In addition, the industry in which TMS competes has undergone rapid technological change over the past several years. We have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. If competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those that we offer or use may become obsolete or noncompetitive. In addition, if we fail to execute our lender clients’ origination requirements or properly administer our clients’ credit agreement templates or required disclosures, if TMS fails to properly administer its tuition payment plans or other services or if Cology LLC fails to properly provide its education loan processing and disbursement services, we could be subject to breach of contract claims and related damages. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.

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

As of June 30, 2013, PHEAA served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

An interruption in or breach of our information systems, or those of a third party on which we rely, may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications or tuition-related payments and reduced efficiency in loan processing or our other services, including TMS’ and Cology LLC’s offerings. A failure, interruption or breach in security could also result in an obligation to notify clients in a number of states that require such notification, with possible civil liability and potentially large fines and penalties resulting from such failure, interruption or breach. Although we maintain and periodically test a business continuity and disaster recovery plan, the majority of our infrastructure and employees are concentrated in the Boston, Massachusetts, Providence, Rhode Island and Sacramento, California metropolitan areas. An interruption in services for any reason could adversely affect our ability to activate our contingency plan if we are unable to communicate among locations or employees.

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

If we or one of our third party service providers experience a data security breach and confidential customer information is disclosed, we may be subject to penalties imposed by regulators, civil actions for damages and negative publicity, which could be costly, affect our customer relationships and have a material adverse effect on our business. In addition, state and federal legislative proposals, if enacted, may impose additional requirements on us to safeguard confidential customer information, which may result in increased compliance costs.

Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the consumer information that we process in connection with education loans and tuition payment plans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we or one of our third party service providers were to experience a data security breach, or if we were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could be costly, generate negative publicity about us and adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business, any of which could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our lender clients and loss of business for us.

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

Our acquisition of a substantial portion of the operating assets of the Cology Sellers is an important transaction for us. We have made several assumptions regarding cost and revenue synergies in connection with the acquisition, many of which are dependent upon how successful we are in integrating the business of Cology LLC. The difficulties of integrating Cology LLC’s operations include, among other things:

•	Retaining customers;

•	Consolidating corporate and administrative functions;

•	Coordinating sales and marketing functions;

•	Selling Monogram-based products and services to Cology LLC clients;

•	Persuading employees that the First Marblehead and Cology LLC business cultures are compatible, maintaining morale and retaining key employees; and

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

We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. In the past, we have been named as a defendant in securities class action lawsuits, and on August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD and certain of our officers. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

We may also be subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with us may claim that we have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management’s attention from our operations.

If we are a party to material litigation and if the defenses we claim are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business and consolidated financial statements.

Risks Related to Our Financial Reporting and Liquidity

Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the pending state tax matters.

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. The sale generated a cash refund of federal and state income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has been conducting an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the $45.1 million income tax refund that we received in October 2010. We announced on August 15, 2013 that, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved. The NOPAs do not address tax years beyond June 30, 2011. While we did not record an accrual for this matter in our consolidated financial statements at June 30, 2013 or when we received the NOPAs, such an accrual, if it becomes necessary, could be significant and material. The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails, by necessity, the need to incorporate estimates.

The ongoing IRS audit or any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner has decided not to appeal the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We have accrued a total income tax liability of $25.2 million, including interest, as of June 30, 2013 related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On June 29, 2013, the Massachusetts Department of Revenue delivered a notice of intent to assess for our taxable years ended June 30, 2008 and June 30, 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We have accrued for the additional tax liability, including interest, as of June 30, 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the treatment of our taxable years ended June 30, 2004, 2005 and 2006. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2013, June 30, 2012 and June 30, 2011—Overall Results—Continuing Operations—Internal Revenue Service Audit” included in Item 7 of this annual report, Item 3, “Legal Proceedings,” and Note 16, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information on these matters.

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary materially from those reflected in our consolidated financial statements.

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, income taxes relating to uncertain tax positions under Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, the valuation of our service revenue receivables and deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

•

The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance and alternative payment plans and school and lender guarantees;

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

If the actual performance of the education loan portfolios held by us or our clients who hold Monogram-based loans were to vary appreciably from the assumptions we use, we might need to adjust our key assumptions. Such an adjustment could materially affect our earnings in the period in which our assumptions change. In addition, our actual service revenue receivables or releases from participation accounts could be significantly less than reflected in our current consolidated financial statements. In particular, economic, regulatory, competitive and other factors affecting the key assumptions used in the cash flow model could cause or contribute to differences between actual performance of the portfolios and our other key assumptions.

We have guaranteed the performance of Union Federal’s obligations under a loan purchase and sale agreement and have agreed to provide an indemnity for third-party claims on behalf of Union Federal under an indenture. We may incur substantial costs if we have to perform obligations of Union Federal or indemnify third parties, which could have a material adverse effect on our liquidity or financial condition.

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 16, “Commitments and Contingencies—Performance Guaranty,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we could incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary UFSB Private Loan SPV, LLC, or UFSB-SPV. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender under the facility based on loan origination errors under the facility. See Note 16, “Commitments and Contingencies—Indemnifications—Union Federal,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse effect on our liquidity or financial condition.

Changes in macro-economic conditions, including interest rates, could affect the value of our additional structural advisory fees, residual receivables, participation accounts and investments available-for-sale, as well as demand for education loans and our services.

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

•	Higher interest rates, or the perception that interest rates could increase in the future, could cause an increase in full or partial prepayments; or

•	Higher interest rates could reduce borrowing for education generally, which, in turn, could cause the overall demand for our services to decline.

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

Economic conditions and interest rate risk could also adversely impact the fair value and the ultimate collectability of our investments available-for-sale. Changes in the fair value of investments available-for-sale are recorded as unrealized gains and losses through other comprehensive income, a component of stockholders’ equity. Should an investment be deemed “other than temporarily impaired,” we would be required to write down the carrying value of the investment through earnings. Such write down(s) may have a material adverse effect on our financial condition and results of operations.

If sufficient funds to finance our business and meet our obligations are not available to us when needed or on acceptable terms, we may be required to delay, scale back, otherwise alter our strategy or cease operations.

We have generated significant net losses since fiscal 2008, and we cannot predict at this time when or if we will return to profitability. Furthermore, while we have made progress towards reducing our overall cash needs, we continue to utilize significant levels of cash to fund the many priorities required of a diverse business such as ours. We may require additional funds for our products, operating expenses, including expenditures relating to TMS and Cology LLC, capital in connection with credit enhancement arrangements for Monogram-based loan programs or capital markets financings, the pursuit of regulatory approvals, acquisition opportunities and the expansion of our capabilities. Historically, we have satisfied our funding needs primarily through fees earned from education loan asset-backed securitizations. We have not accessed the securitization market since fiscal 2008, and the securitization market may not be accessible to us in the future or, if available, not on terms that are acceptable to us. We have also satisfied our funding needs through equity financings. We cannot be certain that additional public or private financing would be available in amounts or on terms acceptable to us, if at all.

Although we believe that our capital resources as of June 30, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing federal and state income tax audits. In particular, as we announced on August 15, 2013, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved. The NOPAs do not address tax years beyond June 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2013, June 30, 2012 and June 30, 2011—Overall Results—Continuing Operations—Internal Revenue Service Audit” included in Item 7 of this annual report for additional information.

Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail, delay or terminate plans for TMS or Cology LLC, terminate personnel, further scale back our expenses or cease operations. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 25, “Union Federal Regulatory Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

A significant portion of the purchase price for our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At June 30, 2013, we had $20.1 million of goodwill and $24.1 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

The risk of impairment to goodwill is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what we paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. TMS’ business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Student Account Center products, higher-than-expected expense levels to provide services to TMS clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce overall net interest income opportunity for cash that is held by us on behalf of TMS’ school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. Cology LLC’s business would be adversely affected, and impairment of goodwill could be triggered, if any of the following were to occur: higher attrition rates than planned, a lack of acceptance of Monogram products and services by its credit union clients, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

We may be required to consolidate and deconsolidate VIEs in the future, which would result in significant changes to the presentation of our consolidated financial statements and may result in increased volatility in our reported financial condition and results of operations.

Effective July 1, 2010, we adopted Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, or ASU2009-16, and ASU 2009-17, Consolidation (Topic 810)—Improvement to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, which amended the accounting for consolidation of variable interest entities, or VIEs.

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

We continue to monitor our involvement with nine off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the range of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Given the size of each of our VIEs, any decision to consolidate or deconsolidate a VIE could result in significant changes to our reported assets and liabilities and results of operations during the fiscal quarter in which the change occurs and could make comparisons of our financial performance between periods challenging to investors. For example, in fiscal 2011, we consolidated certain securitization trusts that were subsequently deconsolidated in fiscal 2012. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Risks Related to Asset-Backed Securitizations and Other Funding Sources

Our financial results and future growth may continue to be adversely affected if we are unable to structure securitizations or alternative financings.

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement than our prior business model, a return to profitability is dependent on a number of factors, including the facilitation of loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our four lender clients’ Monogram-based loan programs or other financing alternatives, expense management and growth at TMS, Cology LLC and Union Federal. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and lower advance rates.

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

The success of our business may depend on our ability to structure securitizations or other funding transactions for our clients’ loan portfolios. Several factors have had, or may have, a material adverse effect on both our ability to structure funding transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

•	Volatility in the capital markets generally or in the education loan ABS sector specifically, which could restrict or delay our access to the capital markets;

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

•

Changes to bankruptcy laws that change the current non-dischargeable status of private education loans, which could materially adversely affect the profitability of the loan portfolios if applied to loans originated prior to the date of the change.

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

We may consider long-term strategic considerations more important than near-term economic gains when assessing business arrangements and opportunities, including financing arrangements for education loans. For example, we expect the structure and pricing terms in near-term future securitization transactions, if any, to be substantially different from our past transactions, including lower revenues and lower advance rates. We may nevertheless determine to participate in, or structure, future financing transactions based on longer-term strategic considerations. As a result, net cash flows over the life of a future securitization trust, particularly any trust that we may facilitate in the near-term as we re-enter the securitization market, could be negative as a result of transaction size, transaction expenses or financing costs.

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

As a federal savings bank, Union Federal’s primary bank regulator is the OCC. As a thrift holding company, FMD is regulated by the Federal Reserve. The Dodd-Frank Act imposes consolidated capital requirements on savings and loan holding companies, but these requirements are not effective until five years after enactment of the Dodd-Frank Act.

The Dodd-Frank Act established the CFPB as an independent agency within the Federal Reserve. The CFPB has been given broad powers, including the power to:

•	Supervise non-depository institutions, including those that offer or provide education loans;

•	Supervise depository institutions with assets of $10 billion or more for compliance with consumer protection laws, as well as the service providers to such institutions;

•	Regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes;

•	Promulgate rules with respect to unfair, deceptive or abusive practices; and

•	Take enforcement action against institutions under its supervision.

The CFPB may institute regulatory measures that directly impact our business operations. The CFPB has initiated an examination program of non-depository institutions (which could include service providers such as FMER). The FTC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices against non-depository financial providers, such as FMER, TMS and Cology LLC. The OCC maintains parallel authority to enforce Section 5 of the Federal Trade Commission Act against federal savings associations, such as Union Federal, as well as authority to examine and supervise federal savings associations with assets of less than $10 billion, such as Union Federal, for compliance with consumer protection laws.

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has only issued the Report, which noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices to be carefully scrutinized.

The CFPB’s initiatives and similar efforts with respect to other credit and retail banking products, could increase our costs and the complexity of our operations. See “Business—Government Regulation” included in Item 1 of this annual report for additional information.

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

Union Federal is subject to regulation, supervision and examination by the OCC and the FDIC. Such regulation covers all banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, efforts to combat money laundering, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could result in initiation of certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on our operations and our consolidated financial statements. We have in the past been required to make capital contributions to Union Federal, and regulatory authorities could require us to make additional capital contributions or to take other corrective measures in the future.

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

Many states have statutes and regulations that require the licensure of small loan lenders, loan brokers, credit services organizations, loan arrangers and collection agencies. Some of these statutes are drafted or interpreted to cover a broad scope of activities. While we believe we have satisfied all material licensing, registration and other regulatory requirements that could be applicable to us based on current laws and the manner in which we currently conduct business, we may determine that we need to submit additional license applications, and we may otherwise become subject to additional state licensing, registration and other regulatory requirements in the future. In particular, certain state licenses or registrations may be required if we change our operations, if regulators reconsider their prior guidance or if federal or state laws or regulations are changed. Even if we are not physically present in a state, its regulators may take the position that registration or licensing is required because we provide services to borrowers located in the state by mail, telephone, the Internet or other remote means.

To the extent that our services are conducted through Union Federal, state requirements for licensure are inapplicable. However, as a result of the enactment of the Dodd-Frank Act and the reduced preemption enjoyed by federal savings banks resulting from the Dodd-Frank Act, we may now be subject to state consumer protection laws in each state where we do business and those laws may be interpreted and enforced differently in different states. We will continue to review state registration and licensing requirements, and we intend to pursue registration or licensing in applicable jurisdictions where we are not currently registered or licensed if we elect to operate through an entity that does not enjoy federal preemption of such registration or licensing requirements. We cannot assure you that we will be successful in obtaining additional state licenses or registrations in a timely manner, or at all. If we determine that additional state registrations or licenses are necessary, we may be required to delay or restructure our activities in a manner that will not subject us to such licensing or registration requirements. Compliance with state licensing requirements could involve additional costs or delays, which could have a material adverse effect on our business. Our failure to comply with these laws could lead to, among other things:

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

Third parties with which we do, or have done, business, including federal and state chartered financial institutions and non-bank loan marketers, are subject to registration, licensing and governmental regulations, including TILA and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to loan brokers, small loan lenders, credit services organizations, loan arrangers and collection agencies. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with whom we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

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

•

Developments or the perception of developments in litigation or proceedings in which we are involved, including any challenges to tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the ongoing IRS audit of our past tax returns, including as a result of the NOPAs we received on September 10, 2013, the resolution of our appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax return and the purported class action filed against FMD and certain of our officers in the United States District Court for the District of Massachusetts in August 2013;

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

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at Union Federal or us;

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

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of our common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance; or

•

Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. In August 2013, a purported class action was filed against us and certain of our current officers in the United States District Court for the District of Massachusetts. The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the action.

We intend to vigorously assert our defenses, however, there can be no assurance that we will be successful, and regardless of the merits of our defenses, the price of our common stock could be adversely affected by a perception of risk in connection with this lawsuit, including any such perception that may arise out of any developments adverse to us with respect to this lawsuit. In addition, adverse developments and/or an adverse resolution of the lawsuit could have a material effect on our consolidated financial position and results of operations, which could, in turn, have a negative effect on the price of our common stock. Although we carry insurance for these types of claims, we are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.

Stockholders that own large blocks of our common stock could exercise substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

There are certain investors that hold large blocks of our common stock, which could impact the outcome of key transactions. In addition, our directors and executive officers owned approximately 8.7% of the outstanding shares of our common stock as of June 30, 2013, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We lease buildings for our executive offices and operations. Our headquarters are located in Boston, Massachusetts, and we have additional offices in Medford, Massachusetts, North Providence, Rhode Island, Warwick, Rhode Island, Mather, California, Scottsdale, Arizona, Bryan, Texas and Bedford, Massachusetts.

The following table summarizes information as of September 13, 2013 with respect to the principal facilities that we lease:

Location	Principal activities	Area (sq. feet)	Lease expiration date
Boston, MA (Boylston Street)	Headquarters	57,647	2014
Boston, MA (St. James Avenue)	None	135,719	2014
Medford, MA	Loan Processing	84,458	2017

Location	Principal activities	Area (sq. feet)	Lease expiration date
North Providence, RI	Union Federal	13,064	2017
Warwick, RI	TMS	27,250	2015
Mather, CA	Cology LLC	10,297	2016
Scottsdale, AZ	Cology LLC Headquarters	2,911	2016
Bryan, TX	Cology LLC Loan Processing	1,944	2015
Bedford, MA	Information Technology	3,000	2015

In connection with our expense control initiatives, we have sought to reduce our occupancy costs. In particular:

•	We have subleased all 135,719 square feet of our Boston, Massachusetts (St. James Avenue) location through April 30, 2014.

•

The lease relating to our Medford, Massachusetts location originally covered 153,156 square feet. In November 2010, we amended the lease which, among other things, reduced the rented space by 59,790 square feet as of April 1, 2011 and extended the term of the lease to March 31, 2017. In July 2011, we further reduced the leased space by 8,908 square feet.

•

In June 2011, we entered into a sublease agreement reducing our rented space at our corporate headquarters in Boston, Massachusetts (Boylston Street) by 27,587 square feet from July 1, 2011 through the remainder of our lease term.

We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed.

Item 3.	Legal Proceedings

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, up to and including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit.

We announced on August 15, 2013 that, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved. The NOPAs do not address tax years beyond June 30, 2011. The NOPAs are only initial IRS positions and not final determinations and, as a result, do not require any tax payment at this time.

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails, by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our consolidated financial statements at June 30, 2013 or when we received the NOPAs. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

The ongoing IRS audit or any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Years ended June 30, 2013, June 30, 2012 and June 30, 2011—Overall Results—Continuing Operations—Internal Revenue Service Audit” included in Item 7 of this annual report for additional information.

Massachusetts Appellate Tax Board Matters

We are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD, including The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C293487, which was instituted on September 5, 2007; GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305217, which was instituted on March 16, 2010; The First Marblehead Corp. v. Commissioner of Revenue, ATB Docket No. C305241, which was instituted on March 22, 2010; and GATE Holdings, Inc. v. Commissioner of Revenue, ATB Docket No. C305240, which was instituted on March 22, 2010. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Commissioner took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. For the 2005 and 2006 taxable years, only one of the two assessments made by the Commissioner would ultimately be allowed. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued the ATB Order regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner has decided not appeal the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We have accrued a total income tax liability of $25.2 million, including interest, as of June 30, 2013 related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On June 29, 2013, the Massachusetts Department of Revenue delivered a notice of intent to assess for our taxable years ended June 30, 2008 and June 30, 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We have accrued for the additional tax liability, including interest, as of June 30, 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the treatment of our taxable years ended June 30, 2004, 2005 and 2006. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

Federal Class Action Lawsuit

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s Chief Financial Officer and one of FMD’s Managing Directors. The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the above action.

We intend to vigorously assert our defenses. There can be no assurance, however, that we will be successful, and adverse developments and/or an adverse resolution of the lawsuit could have a material effect on our consolidated financial position and results of operations, which could, in turn, have a negative effect on the price of our common stock. In addition, although we carry insurance for these types of claims, we are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.

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

Market Information and Holders

Our common stock is listed on the NYSE under the trading symbol FMD. The following table sets forth the high and low sales prices of our common stock, as reported by the NYSE, for each quarterly period within our two most recent fiscal years:

	High	Low
Fiscal 2013
First Quarter	$1.24	$1.00
Second Quarter	1.16	0.61
Third Quarter	1.09	0.76
Fourth Quarter	1.30	0.98

Fiscal 2012
First Quarter	$1.86	$1.00
Second Quarter	1.40	0.83
Third Quarter	1.52	1.18
Fourth Quarter	1.25	0.86

Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock. As of the close of business on September 11, 2013, we had 67 holders of record of our common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

Performance Graph

The following graph compares the cumulative five-year total return attained by stockholders on our common stock relative to the cumulative total returns of the Dow Jones U.S. index and the Dow Jones U.S. Financial Services index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2008 to June 30, 2013.

The information included under the heading “Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividends

We did not declare any dividends during fiscal 2013 or fiscal 2012, and we do not expect to declare any dividends in the foreseeable future. Any decision to pay future dividends will be made by the FMD Board of Directors and will depend upon applicable regulatory approvals and our earnings, financial condition, capital and regulatory requirements and such other factors as the FMD Board of Directors deems relevant. In connection with the termination of the supervisory agreement that we had entered into in July 2009 with the OTS, which was the primary federal regulator of Union Federal prior to the OCC, the FMD Board of Directors adopted resolutions requiring FMD to notify the OCC in advance of any distributions to our stockholders in excess of $1.0 million in any fiscal quarter.

Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended June 30, 2013 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2013	162,888	$1.03	—	N/A
May 1 - 31, 2013	10,160	1.25	—	N/A
June 1 - 30, 2013	35,282	1.23	—	N/A

Total Purchases of Equity Securities(1)	208,330	$1.08	—

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and has an expiration date of September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Selected Financial Data

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

The results for fiscal years 2010 and 2009 include the results of UFSB-SPV, a special purpose vehicle that financed certain education loans we originated. UFSB-SPV was deconsolidated on July 1, 2010 with our adoption of ASU 2009-16 and ASU 2009-17.

	Fiscal years ended June 30,
	2013	2012	2011	2010	2009
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Net interest income:
Interest income	$5,685	$3,290	$1,777	$23,029	$42,242
Interest expense	(1,422)	(915)	(1,037)	(13,158)	(17,139)

Net interest income	4,263	2,375	740	9,871	25,103
(Provision) credit for loan losses	(148)	615	(281)	(121)	(491)

Net interest income after (provision) credit for loan losses	4,115	2,990	459	9,750	24,612
Non-interest revenues:
Tuition payment processing fees	26,668	26,544	12,904	—	—
Administrative and other fees	11,595	9,925	10,747	13,103	15,591
Fair value changes to service revenue receivables	2,068	947	(23,178)	(13,567)	(338,067)

Total non-interest revenues	40,331	37,416	473	(464)	(322,476)

Total revenues	44,446	40,406	932	9,286	(297,864)
Non-interest expenses:
Compensation and benefits	40,413	42,052	36,690	41,436	40,473
General and administrative	53,582	61,101	56,140	57,835	79,620
Loss on education loans held-for-sale	—	—	—	130,955	138,163

Total non-interest expenses	93,995	103,153	92,830	230,226	258,256

Loss from operations	(49,549)	(62,747)	(91,898)	(220,940)	(556,120)
Other income:
Gain from deconsolidation of trusts	—	9,514	—	—	—
Proceeds from TERI settlement	702	1,685	8,112	—	—
Other	946	—	—	—	—

Total other income	1,648	11,199	8,112	—	—

Loss from continuing operations, before income taxes	(47,901)	(51,548)	(83,786)	(220,940)	(556,120)
Income tax expense (benefit) from continuing operations	2,296	(17,955)	208	(47,072)	(162,841)

Net loss from continuing operations	(50,197)	(33,593)	(83,994)	(173,868)	(393,279)
Discontinued operations, net of taxes	—	1,135,821	(137,567)	2,966	3,074

Net (loss) income	$(50,197)	$1,102,228	$(221,561)	$(170,902)	$(390,205)

Net (loss) income per basic common share:
From continuing operations	$(0.47)	$(0.30)	$(0.83)	$(1.75)	$(3.95)
From discontinued operations	—	10.28	(1.37)	0.03	0.01

Total basic net (loss) income per common share	(0.47)	9.98	(2.20)	(1.72)	(3.94)

Net (loss) income per diluted common share:
From continuing operations	$(0.47)	$(0.30)	$(0.83)	$(1.75)	$(3.95)
From discontinued operations	—	10.26	(1.37)	0.03	0.01

Total diluted net (loss) income per common share	$(0.47)	$9.96	$(2.20)	$(1.72)	$(3.94)

Weighted-average shares outstanding:
Basic	107,346	101,575	100,919	99,537	99,081
Diluted	107,346	110,667	100,919	99,537	99,081

	June 30,
	2013	2012	2011		2010	2009
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,910	$123,497	$217,367		$331,047	$171,254
Short-term investments, at cost	55,179	85,007	50,000		50,000	—
Restricted cash	87,338	65,401	124,687		1,026	1,842
Investments available-for-sale, at fair value	84,782	68,598	11,019		4,471	8,450
Education loans held-for-sale, at lower of cost or fair value	—	—	—		105,082	344,886
Education loans held-to-maturity, net of allowance	62,996	33,095	—		391	—
Mortgage loans held-to-maturity, net of allowance	12,629	7,811	6,417		8,118	9,469
Service revenue receivables, at fair value	14,817	16,341	29,610		53,279	67,475
Goodwill and intangible assets	44,259	40,470	42,588		1,194	1,931
Income taxes receivable	—	—	—		12,176	157,210
Total assets from continuing operations	472,293	457,805	507,021		585,471	798,244
Deposits	163,977	83,428	60,492		108,732	154,462
Restricted funds due to clients	86,994	104,981	124,194		—	—
Income taxes payable	25,922	23,414	39,979		—	—
Education loan warehouse facility	—	—	—		218,059	230,137
Total liabilities from continuing operations	292,966	230,817	250,120		364,197	417,890
Total stockholders’ equity (deficit)	179,327	226,988	(879,939	)*	217,252	378,280

*	The June 30, 2011 stockholders’ deficit includes an accumulated deficit of $1.13 billion related to the securitization trusts that we previously consolidated. Total stockholders’ equity at June 30, 2013 and June 30, 2012 no longer included this deficit as a result of the deconsolidation of these securitization trusts during fiscal 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We also provide tuition planning, tuition billing, refund management and payment technology services through TMS. TMS provides such services on behalf of over 700 educational institutions. We offer a fully integrated suite of services through our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. They are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone, fee-for-service basis in support of our clients, including retail banking, loan origination, portfolio management and securitization services.

On October 19, 2012, FMD’s subsidiary Cology LLC acquired a substantial portion of the operating assets, and assumed certain liabilities, of the Cology Sellers. Through Cology LLC, we provide loan processing services to approximately 270 credit union and other lender clients. Our consolidated financial statements for fiscal 2013 reflect revenues and expenses of Cology LLC since the date of acquisition.

For a detailed description of our product and service offerings, see “Business—Overview” included in Item 1 of this annual report.

Loan Processing and Origination

During the first quarter of fiscal 2011, we began providing services for two lender clients related to school-certified education loan programs, including originating education loans, based on our Monogram platform. During fiscal 2012, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. In June 2012, we launched a Monogram-based loan program with a new lender client and, in August 2012, we launched a Monogram-based loan consolidation program with an existing client. Our Monogram platform continues to provide us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. The education loans that we originate on behalf of our partnered lending clients, excluding our subsidiary Union Federal, are not included on our consolidated balance sheets but, rather are included on the balance sheets of our partnered lending clients. As such, none of the references in this annual report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our partnered lending clients.

In October 2012, we began to process and disburse education loans through Cology LLC on behalf of its credit union and other lender clients. Cology LLC earns fees primarily based on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in this annual report to education loans included on our consolidated balance sheets include the education loans processed by Cology LLC on behalf of its clients.

The following table presents our loan facilitation data with respect to our Monogram-based programs for fiscal 2013 and 2012, as well as the education loans processed by Cology LLC for the period since the date of acquisition through June 30, 2013. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender.

	Fiscal 2013					Fiscal 2012
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC (since acquisition)	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total
	(dollars in thousands)
Facilitated Loans	$101,343	$32,404	$133,747	$164,462	$298,209	$26,021	$37,627	$63,648
Disbursed Loans	98,260	33,604	131,864	310,949	442,813	23,399	34,301	57,700

Historically, we have processed the greatest Monogram-based loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at June 30, 2013 and 2012:

	June 30,
	2013	2012
Weighted-average FICO score	752	753
Co-signers	83%	85%
Delinquent loans	0.45%	0.03%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past four years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent recently, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience any significant seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated. The service revenue receivables from these trusts that remain on our consolidated balance sheets at June 30, 2013 and June 30, 2012 have not been significantly impacted by defaults or recoveries since these trusts possess guarantees that help to partially negate the overall impact of any default activity. Many of these securitization trusts are also cash flowing, seasoned portfolios that, for the most part, have relatively short remaining weighted-average lives.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2013 compared to recent years. In particular, investors in ABS demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. Additionally, during the third quarter of fiscal 2013, a private education loan ABS issuance by a third party included a subordinate bond, the first such bond to be included in a new issuance since 2007. The inclusion of this subordinate bond served to increase the advance rate, or amount of funds raised as a percentage of the collateral in the issuance. We believe that these trends during fiscal 2013 indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008 and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

Uncertainties

Our near-term financial performance and future growth depends, in large part, on our ability to successfully and efficiently market our Monogram platform, Cology LLC offerings and TMS offerings so that we may grow and diversify our client base and revenues. Facilitated and disbursed loan volumes are key elements of our financial results and business strategy, and we believe that the results from the 2011-2012 and the 2012-2013 academic years demonstrate market demand for Monogram-based education loans.

We have invested in our distribution capabilities over the course of the past two years, including our school sales force and TMS, but we face challenges in increasing loan volumes. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. This is particularly true as the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including FMD’s subsidiary Union Federal. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. Additionally, as one of our four partnered lending clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated in the 2011-2012 and the 2012-2013 academic years will be attractive to additional potential lender clients, as well as capital markets participants. We also believe that the ability to permanently finance private education loan portfolios through the capital markets would make our products and services more attractive to lenders and would accelerate improvement in our long-term financial results.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, or any additional lender clients, including clients acquired through our acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS, Cology LLC and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we expect to continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the asset acquisition. In addition, we hope to provide various Monogram-based products and services to these customers to assist them in education loan product design, pricing, marketing, reporting and analysis, as well as education loan portfolio management services.

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

•

An adverse outcome in any challenge to federal tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the audit of our past tax returns currently being conducted by the IRS, including as a result of the NOPAs we received from the IRS on September 10, 2013 that propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved;

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

•	The resolution of our appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a VIE;

•

Application of the Dodd-Frank Act, through the supervisory authority of the CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators and processers of education loans, such as our subsidiaries FMER and Cology LLC;

•

Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Results of Operations—Fiscal Years ended June 30, 2013, June 30, 2012 and June 30, 2011

The financial results of operations include FMD and its subsidiaries for the fiscal years then ended. These results are reported through our continuing operations. Previously consolidated securitization trusts and the results of FMD’s subsidiary First Marblehead Data Services, Inc., or FMDS, are included in discontinued operations as discussed below for the fiscal years ended June 30, 2012 and June 2011.

Discontinued Operations

Upon our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by the Trusts were initially subject to a default repayment guaranty by TERI, while the education loans purchased by the NCT Trusts were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

Consistent with our goal of refining our business model and focusing on our Monogram platform and tuition billing and payment processing services, we disposed of certain components of our business in fiscal 2012. In particular, we sold our remaining variable interests in the Trusts, we sold our trust administrator, FMDS, and we resigned as the special servicer of the Trusts, including the NCSLT Trusts. In addition, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary FMER for the special servicing of the NCT Trusts, including the GATE Trusts. During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As a result, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for fiscal 2012 and fiscal 2011.

See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

Overall Results—Continuing Operations

The following table summarizes the results of our consolidated operations:

	Fiscal years ended June 30,			Change between periods
	2013	2012	2011	2013 - 2012	2012 - 2011
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$5,685	$3,290	$1,777	$2,395	$1,513
Interest expense	(1,422)	(915)	(1,037)	(507)	122

Net interest income	4,263	2,375	740	1,888	1,635
(Provision) credit for loan losses	(148)	615	(281)	(763)	896

Net interest income after (provision) credit for loan losses	4,115	2,990	459	1,125	2,531
Non-interest revenues:
Tuition payment processing fees	26,668	26,544	12,904	124	13,640
Administrative and other fees	11,595	9,925	10,747	1,670	(822)
Fair value changes to service revenue receivables	2,068	947	(23,178)	1,121	24,125

Total non-interest revenues	40,331	37,416	473	2,915	36,943

Total revenues	44,446	40,406	932	4,040	39,474
Total non-interest expenses	93,995	103,153	92,830	(9,158)	10,323

Loss from operations	(49,549)	(62,747)	(91,898)	13,198	29,151
Total other income	1,648	11,199	8,112	(9,551)	3,087

Loss from continuing operations, before income taxes	(47,901)	(51,548)	(83,786)	3,647	32,238
Income tax expense (benefit) from continuing operations	2,296	(17,955)	208	20,251	(18,163)

Net loss from continuing operations	(50,197)	(33,593)	(83,994)	(16,604)	50,401
Discontinued operations, net of taxes	—	1,135,821	(137,567)	(1,135,821)	1,273,388

Net (loss) income	$(50,197)	$1,102,228	$(221,561)	$(1,152,425)	$1,323,789

The net loss from continuing operations for the fiscal year ended June 30, 2013 was $50.2 million, or $(0.47) per common share, compared to a net loss from continuing operations of $33.6 million, or $(0.30) per common share, for the fiscal year ended June 30, 2012. The increase in the net loss year-over-year was primarily attributable to the results for fiscal 2012 which included significant benefits of $9.5 million related to the deconsolidation of the GATE Trusts, which is included in other income, as well as an income tax benefit from continuing operations of $18.0 million. The aggregate of these benefits was $27.5 million, or $0.25 per common share.

The net loss from continuing operations for the fiscal year ended June 30, 2012 was $33.6 million, or $(0.30) per common share, compared to a net loss from continuing operations of $84.0 million, or $(0.83) per common share, for the fiscal year ended June 30, 2011. The decrease in the net loss year-over-year was principally the result of a $24.1 million improvement in the fair value changes of service revenue receivables and a larger income tax benefit of $18.2 million.

Net Interest Income after (Provision) Credit for Loan Losses

For fiscal 2013, net interest income after (provision) credit for loan losses increased by $1.1 million to $4.1 million from $3.0 million in fiscal 2012. The increase resulted from an improved net interest margin due to an increase in net interest income from higher-yielding investment securities and education loans held by Union Federal. The provision for loan losses decreased by $763 thousand, reflecting higher cash recoveries received during fiscal 2012 on previously defaulted education loans transferred by Union Federal to an indirect subsidiary of FMD in 2009 and a larger education loan portfolio on Union Federal’s balance sheet.

For fiscal 2012, net interest income after (provision) credit for loan losses increased by $2.5 million to $3.0 million from $459 thousand in fiscal 2011. The increase resulted from an improved net interest margin due to the investment by Union Federal of cash into mortgage-backed securities and, to a lesser extent, education loans. The provision for loan losses improved by $896 thousand, reflecting higher cash recoveries received during fiscal 2012 on previously defaulted education loans transferred by Union Federal to an indirect subsidiary of FMD in 2009.

Non-Interest Revenues

Non-interest revenues include tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing and origination and program support and fees related to our Monogram platform, as well as fair value changes related to service revenue receivables. As it relates to fiscal 2012 and fiscal 2011, it also included fees for portfolio management performed on behalf of the securitization trusts that we previously facilitated.

Non-interest revenues were $40.3 million for the fiscal year ended June 30, 2013, up $2.9 million from $37.4 million for the fiscal year ended June 30, 2012. The increase from fiscal 2012 to fiscal 2013 was primarily related to $4.6 million in higher fee income related to our Monogram platform as a result of significantly higher partnered lending loan disbursements, the inclusion of $2.2 million of revenues from Cology LLC for loan processing and increases in the valuation of our service revenue receivables of $1.1 million, partially offset by $5.1 million in lower revenues from special servicing and transition services related to the FMDS sale.

Non-interest revenues were $37.4 million for the fiscal year ended June 30, 2012, up $36.9 million from $473 thousand for the fiscal year ended June 30, 2011. The increase from fiscal 2011 to fiscal 2012 was principally due to the result of a non-cash loss of $26.4 million recorded during the third quarter of fiscal 2011 for changes to the recovery rate assumption used in determining the fair value of the service revenue receivables, discussed below, and an increase of $13.6 million in TMS tuition payment processing fees. Since we did not acquire TMS until December 31, 2010, our fiscal 2011 results only included six months of results of TMS versus a full year of revenue recorded in fiscal 2012. These increases were partially offset by lower administrative and other fees principally due to lower allowable revenues as a result of reductions in expense reimbursements by the NCSLT Trusts and the GATE Trusts under special servicing agreements for default prevention as well as lower education loan balances upon which the administrative fees were based.

Fair value changes to service revenue receivables    We record our service revenue receivables at fair value on our consolidated balance sheet. At June 30, 2013, our service revenue receivables consisted of additional structural advisory fee and residual receivables and represent the estimated fair value of the service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Prior to the sale of our variable interests in the Trusts on November 14, 2011, we recorded asset servicing fee and additional structural advisory fee receivables in the NCSLT Trusts. As compensation for our services related to asset servicing, we were entitled to a monthly asset servicing fee based on the aggregate outstanding principal balance of the education loans owned by the Trusts.

Changes in the estimated fair value of the service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within the fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward LIBOR curve. See Note 11, “Fair Value Measurements,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information.

The following table summarizes the details of the fair value changes to additional structural advisory fees, residual receivables and asset servicing fees:

	Fiscal years ended June 30,			Change between periods
	2013	2012	2011	2013 - 2012	2012 - 2011
	(dollars in thousands)
Additional structural advisory fees	$198	$(2,668)	$(15,798)	$2,866	$13,130
Residuals	1,870	3,883	(3,220)	(2,013)	7,103
Asset servicing fees	—	(268)	(4,160)	268	3,892

Total fair value changes to service revenue receivables	$2,068	$947	$(23,178)	$1,121	$24,125

The increase in the fair value changes to service revenue receivables of $24.1 million from fiscal 2011 to fiscal 2012 was largely due to the losses recorded in fiscal 2011 related to decreases in our net recovery rate assumptions for the NCSLT Trusts as compared to fiscal 2012. The increase in the fair value changes to service revenue receivables of $1.1 million from fiscal 2012 to fiscal 2013 was primarily due to fiscal 2012 events which included the sale of the additional structural advisory fee receivables related to the NCSLT Trusts and the related asset servicing agreement.

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Fiscal years ended June 30,			Change between periods
	2013	2012	2011	2013 - 2012	2012 - 2011
	(dollars in thousands)
Compensation and benefits	$40,413	$42,052	$36,690	$(1,639)	$5,362
General and administrative:
Third-party services	15,212	16,393	16,461	(1,181)	(68)
Depreciation and amortization	4,347	4,766	8,253	(419)	(3,487)
Marketing	5,273	8,433	1,004	(3,160)	7,429
Occupancy and equipment	11,757	11,272	11,759	485	(487)
Servicer fees	761	738	661	23	77
Merchant fees	6,663	6,467	2,640	196	3,827
Trust related special servicing expenses	1,639	5,920	7,898	(4,281)	(1,978)
Other	7,930	7,112	7,464	818	(352)

Total general and administrative	53,582	61,101	56,140	(7,519)	4,961

Total non-interest expenses	$93,995	$103,153	$92,830	$(9,158)	$10,323

Total number of employees at fiscal year-end	302	306	339

Compensation and Benefits    Compensation and benefits expenses decreased to $40.4 million in fiscal 2013 from $42.1 million in fiscal 2012. The decrease of $1.6 million year-over-year was primarily due to approximately $700 thousand in lower severance related costs and $553 thousand in lower non-cash compensation partially offset by $348 thousand in higher variable sales compensation. Total headcount decreased in fiscal 2013 due to the implementation of certain expense reduction efforts. These decreases in headcount were largely offset by our hiring of 43 employees from the Cology Sellers in connection with the acquisition of a substantial portion of the operating assets of the Cology Sellers as of October 19, 2012.

Compensation and benefits expenses increased to $42.1 million in fiscal 2012 from $36.7 million in fiscal 2011. The increase was primarily the result of our acquisition of TMS during mid-year of fiscal 2011.

General and Administrative Expenses    General and administrative expenses decreased to $53.6 million in fiscal 2013 from $61.1 million in fiscal 2012. The decrease of $7.5 million was largely driven by a decrease in trust related special servicing expenses, which declined $4.3 million year-over-year, primarily as a result of the cessation of our special servicing obligations for the NCSLT Trusts. Additionally, marketing costs decreased by $3.2 million year-over-year due to our investment in brand development of Union Federal’s Monogram-based loan programs in fiscal 2012.

General and administrative expenses increased to $61.1 million in fiscal 2012 from $56.1 million in fiscal 2011. The increase of $5.0 million was a result of higher marketing expenses incurred in fiscal 2012 related to loan acquisition and the initial brand development of Union Federal’s Monogram-based loan programs as well as higher merchant fees expenses related to payment processing services performed by TMS as our fiscal 2011 results included only six months of results for TMS. These increases were partially offset by lower depreciation and amortization expenses for certain fixed assets that were fully depreciated and lower trust related special servicing costs for the NCSLT Trusts.

Other Income

We recorded other income of $702 thousand, $1.7 million and $8.1 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, due to resolution of certain matters related to the TERI Reorganization. This income represented the forgiveness of notes payable and other liabilities, and cash distributions from the liquidating trust under TERI’s confirmed plan of reorganization. During fiscal 2012, we also recorded income related to the deconsolidation of the securitization trusts previously consolidated of $9.5 million largely relating to the re-establishment of the fair value of the residual interests that were previously eliminated upon the adoption of ASU 2009-17 on July 1, 2010. During fiscal 2013, we recorded other income of $946 thousand related to the gain on the sale of a defaulted loan portfolio, which was transferred by Union Federal to an indirect subsidiary of FMD in 2009.

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
Gain from deconsolidation of trusts	$—	$9,514	$—
Proceeds from TERI settlement	702	1,685	8,112
Other	946	—	—

Total other income	$1,648	$11,199	$8,112

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal 2007 through fiscal 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See “—Internal Revenue Service Audit” below as well as Item 3, “Legal Proceedings,” and Note 16, “Commitments and Contingencies—Income Tax Matters,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2009 and June 30, 2013.

Income tax expense from continuing operations for the fiscal year ended June 30, 2013 was $2.3 million as compared to an income tax benefit of $18.0 million in fiscal 2012 and income tax expense of $208 thousand in fiscal 2011. The benefit in fiscal 2012 was primarily the result of the recognition of an income tax benefit of $12.5 million during the second quarter of fiscal 2012 in connection with the ATB Order, as well as the expiration of the statute of limitations applicable to GATE’s taxable year ended June 30, 2007. In addition, a $5.7 million benefit was recorded in the third quarter of fiscal 2012 related to the gain on the sale of FMDS, which was included in discontinued operations.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of June 30, 2013 and June 30, 2012, totaling $45.0 million and $28.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2013 and June 30, 2012. We will continue to review the recognition of deferred tax assets on a quarterly basis.

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. Furthermore, we received a federal income tax refund of $45.1 million in October 2010 related to the operating losses in fiscal 2010, which we applied to taxable income from fiscal 2008. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, up to and including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit.

We announced on August 15, 2013 that, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved. The NOPAs do not address tax years beyond June 30, 2011.

The NOPAs are proposed recommendations of the reviewing agent in the IRS field office and, as such, are initial IRS positions and not final determinations, and, as a result, do not require any tax payment at the time of issuance. We have considered the requirements of ASC 740, the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our consolidated financial statements at June 30, 2013 or when we received the NOPAs. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We plan to vigorously contest the proposed adjustments, and we believe we have a strong position as it relates to this matter. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond in order to prevent collection of the tax deficiency.

Financial Condition

Total assets increased $14.5 million to $472.3 million at June 30, 2013 from $457.8 million at June 30, 2012. Total stockholders’ equity decreased $47.7 million to $179.3 million at June 30, 2013 from $227.0 million at June 30, 2012. The changes in our financial position from June 30, 2012 to June 30, 2013 are discussed in detail below.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $137.1 million and $208.5 million at June 30, 2013 and June 30, 2012, respectively. Of this total, at June 30, 2013, FMD and its non-bank subsidiaries held $110.1 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions. Union Federal held a total of $27.0 million in interest-bearing and non-interest-bearing deposits and money market funds at June 30, 2013. Union Federal is subject to restrictions on the payment of dividends without prior approval from the OCC.

The decrease of $71.4 million was a result of $52.4 million related to net investments in available-for-sale securities, education loans and mortgage loans at Union Federal, $42.5 million to fund operations, $9.1 million in additional deposits for participation accounts and $4.7 million related to cash paid for a substantial portion of the operating assets of the Cology Sellers. These uses were partially offset by net growth in deposits at Union Federal of $40.5 million.

Restricted Cash

At June 30, 2013, restricted cash on our consolidated balance sheets was $87.3 million, of which $86.7 million was held by TMS. Restricted cash at June 30, 2012 was $65.4 million, of which $100.5 million was held by TMS, including $40.0 million held at Union Federal, which was eliminated for purposes of our consolidated balance sheet presentation, and $4.9 million was held by FMD and its other non-bank subsidiaries. The increase of $21.9 million from fiscal 2012 to fiscal 2013 in restricted cash was primarily due to the return of the deposit held at Union Federal back to TMS in fiscal 2013, partially offset by lower outstanding balances.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of

TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, at the end of the school year. During fiscal 2013, TMS’ restricted cash balances ranged from a high of $341.1 million during August 2012 to a low of $38.8 million during May 2013. At times, TMS may deposit a portion of restricted cash in a deposit account at Union Federal. Such deposit is governed by a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted and, accordingly, is not included in restricted cash in our consolidated financial statements. In December 2011, we transferred $40.0 million of TMS deposits to Union Federal and, in the fourth quarter of fiscal 2013, this deposit was transferred, in full, back to TMS. Restricted cash held by Cology LLC represents loan origination proceeds and loan payments which it collects and disburses on behalf of its lender clients. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value at our consolidated balance sheet date. Our investment portfolio provides a source of short-term liquidity. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both June 30, 2013 and June 30, 2012. The investments available-for-sale increased by $16.2 million from $68.6 million at June 30, 2012 to $84.8 million at June 30, 2013 primarily as a result of Union Federal’s purchase of $32.0 million in mortgage-backed securities, partially offset by $14.4 million in principal repayments during fiscal 2013. The portfolio generated net unrealized losses of $742 thousand at June 30, 2013 and net unrealized gains of $610 thousand at June 30, 2012, which was recognized in other comprehensive income, a component of stockholders’ equity.

See Note 7, “Investments Available-for-Sale,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information

Loans

At June 30, 2013 and June 30, 2012, we classified all education loans and substantially all mortgage loans as held-to-maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	June 30,
	2013	2012
	(dollars in thousands)
Education loans held-to-maturity, net	$62,996	$33,095
Mortgage loans held-to-maturity, net	12,629	7,811

Education Loans Held-to-Maturity

The increase of $29.9 million in education loans at June 30, 2013 from June 30, 2012 was principally related to disbursed education loans through our Monogram platform at Union Federal.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	June 30,
	2013	2012
	(dollars in thousands)
Gross loan principal outstanding	$64,655	$34,404
Allowance for loan losses	(1,659)	(1,309)

Education loans held-to-maturity, net of allowance	$62,996	$33,095

Allowance for Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity:

	Fiscal years ended June 30,
	2013			2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of year	$34,404	$(1,309)	$33,095	$1,336	$(1,336)	$—
Disbursements of principal to borrowers	33,555	—	33,555	34,301	—	34,301
Principal receipts from borrowers	(4,020)	—	(4,020)	(1,877)	—	(1,877)
Interest capitalized on loans in deferment and forbearance	377	—	377	70	—	70
(Provision) credit for loan losses	—	(11)	(11)	—	601	601
Reserves reclassified from interest receivable for capitalized interest	31	(31)	—	24	(24)	—
Net charge-offs:
Charge-offs	(156)	156	—	(240)	240	—
Recoveries from borrowers	464	(464)	—	790	(790)	—

Net charge-offs	308	(308)	—	550	(550)	—

Balance, end of year	$64,655	$(1,659)	$62,996	$34,404	$(1,309)	$33,095

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

At June 30, 2013 and 2012, there were $189 thousand and $54 thousand, respectively, of educations loans that were in non-accrual status and no education loans that had specific reserves. These loans included $42 thousand and $54 thousand, at June 30, 2013 and June 30, 2012, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under ASC 310, Receivables, for a specific reserve. At June 30, 2013, there were $110 thousand of education loans that were greater than 180 days past due, which included $77 thousand of Monogram-based education loans issued through Union Federal.

Loans which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform, were fully reserved for at June 30, 2013 and 2012.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at June 30, 2013 and June 30, 2012:

	June 30,
	2013	2012
Weighted-average FICO score	752	753
Co-signers	83%	85%
Delinquent loans	0.45%	0.03%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

The following table provides additional information on the status of education loans outstanding:

	June 30, 2013	As a percentage of total	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$439	0.7%	$171	0.5%
In school and in deferment	22,948	35.5	14,781	43.0
In repayment, including alternative payment plans, classified as:
Current: ≤30 days past due	40,724	63.0	19,289	56.0
Delinquent: >30 days past due, but ≤120 days past due	355	0.5	109	0.3
Delinquent: >120 days past due, but ≤180 days past due	79	0.1	54	0.2
In default: >180 days past due, but not yet charged-off	110	0.2	—	—

Total gross loan principal outstanding	$64,655	100.0%	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$189	0.3%	$54	0.2%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	121	0.2	11	—
In alternative payment plans	784	1.2	263	0.8

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

Forbearance programs result in a delay in the timing of payments received from borrowers; however, assuming the collection of the forborne amounts, provide for an increase in the gross volume of cash receipts over the term of the education loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

Mortgage Loans Held-to-Maturity

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. We establish a general allowance for loan losses for mortgage loans that have similar risk profiles. The allowance allocation factor for the general reserve is based on the historical net charge-off rate, which is then adjusted for current qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the portfolio on an ongoing basis. In addition, we establish a specific allowance for loan losses when a loan is deemed to be impaired. Management estimates the credit loss by comparing the loan’s carrying value against either (1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price or (3) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

The following table summarizes the activity in the allowance for loan losses for mortgage loans:

	Fiscal years ended June 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of year	$591	$882
Provision (credit) for loan losses	137	(13)
Charge-offs	(295)	(335)
Recoveries from borrowers	7	57

Balance, end of year	$440	$591

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. The following table summarizes the aging of past due mortgage loans:

	June 30,
	2013	2012
	(dollars in thousands)
Non-accrual loans:
Residential (1-4 family)	$570	$1,049
Commercial/mixed use	94	220
Accruing loans:
Accruing loans 30-59 days past due	560	708

We did not have any accruing mortgage loans that were 60 or more days past due.

Deposits for Participation Interest Accounts

Deposits for participation accounts were reported at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $9.1 million from $4.0 million at June 30, 2012 to $13.1 million at June 30, 2013. The increase year-over-year is primarily attributable to increased fundings in fiscal 2013 due to an increase in disbursed loan volumes for our partnered lending clients.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of assets from TMS and the Cology Sellers, we recorded other intangible assets related to the TMS customer list and tradename and the Cology Sellers customer list, each of which we amortize on a straight-line basis over 15 years, and TMS technology, which we amortize on a straight-line basis over six years. We record amortization expense in general and administrative expenses in our consolidated statements of operations.

As it relates to TMS, the customer list intangible asset is related to educational institutions with which TMS had existing tuition programs in place as of December 31, 2010. The trade name intangible asset relates to the name and reputation of TMS in the tuition payment industry. Intangible assets attributable to technology represented the replacement cost of software and systems acquired that are necessary to support operations, net of an obsolescence factor. Goodwill represents the value ascribed to the acquisition of TMS that cannot be separately ascribed to a tangible or intangible asset.

As it relates to Cology LLC, the customer list intangible asset is related to lender clients, including credit unions, banks and schools, with which the Cology Sellers had existing loan origination and servicing programs in place as of October 19, 2012. Goodwill represents the value ascribed to the acquisition of a substantial portion of the operating assets of the Cology Sellers that cannot be separately ascribed to a tangible or intangible asset.

In 2013, we evaluated our goodwill for impairment on May 31, which is our annual impairment testing date, and concluded that the fair market values of the TMS and Cology LLC reporting units were approximately 40% and 15%, respectively, in excess of our recorded book value and, therefore, were not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

Various assumptions go into our assessment of whether there is any goodwill impairment to be recorded. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the TMS reporting unit include the net retention rate of new and existing clients, the penetration rate achieved in the overall customer portfolio, adoption of refund management and Student Account Center products and pricing, the level of interest income to be earned by TMS on funds received but not yet disbursed to client schools, including the forward LIBOR curve, the level of cash balances and the applicable hold periods, all of which impact net interest income, expense levels at TMS and the discount rate used to determine the present value of the cash flow streams. TMS’ business would be adversely affected if any of the following were to occur: higher attrition rates than planned as a result of the competitive environment or our inability to provide products and services that are competitive in the marketplace, lower-than-planned adoption rates of refund management and Student Account Center products, higher-than-expected expense levels to provide services to TMS’ clients, a lower interest rate environment than depicted by the LIBOR curve, shorter hold periods or lower cash balances than contemplated, which would reduce our overall net interest income opportunity for cash that is held by us on behalf of TMS’ school clients, increases in equity returns required by investors and changes in our business model that may impact one or more of these variables. The more meaningful assumptions that contribute to the cash flow model used to determine the fair value of the Cology LLC reporting unit include loan volume growth, revenues related to the cross-selling of Monogram-based products and services, client attrition, costs required to support the assumed volume of the business, and discount rates. Cology LLC’s business would be adversely affected if any of the following were to occur: higher attrition rates than planned, a lack of acceptance of Monogram products and services by its credit union and other lender clients, higher-than-expected expense levels to provide services to Cology LLC clients and changes in our business model that may impact one or more of these variables.

At June 30, 2013, our net intangible assets balance was $24.2 million, of which $18.7 million related to TMS and $5.4 million related to Cology LLC. During the fiscal year ended June 30, 2013, we recorded amortization expense of $1.9 million related to TMS and $283 thousand related to Cology LLC.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases.

The following table below summarizes our contractual cash obligations by period at June 30, 2013, excluding the offsetting effect of payments due to us under subleases:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease obligations(1)	$15,938	$8,848	$5,336	$1,754	$—

(1)	For additional information on our operating leases, see Item 2, “Properties,” in this annual report. We sublease 135,719 square feet of our Boston, Massachusetts (St. James Avenue) location. We expect to collect $2.7 million in sublease revenue over the remaining term of this sublease. On June 10, 2011, we entered into a sublease agreement, effective July 1, 2011, reducing our rented space at our corporate headquarters in Boston, Massachusetts (Boylston Street) by 27,587 square feet. We expect to collect $800 thousand in sublease revenue over the remaining term of this sublease. In addition, effective July 1, 2011, we entered into an amendment to reduce our rented space in our Medford, Massachusetts location by 8,908 square feet, which results in a savings of $718 thousand over the remaining term of the lease.

Total Stockholders’ Equity

Total stockholders’ equity decreased from $227.0 million at June 30, 2012 to $179.3 million at June 30, 2013 as a result of our net loss of $50.2 million and the change in accumulated other comprehensive income of $1.4 million for the net unrealized losses on our investments available-for-sale portfolio, partially offset by an increase of $4.1 million in additional paid-in capital primarily for stock compensation.

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

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income and rates earned and paid on interest-earning assets and interest-bearing liabilities from continuing operations:

	Fiscal years ended June 30,
	2013			2012			2011
	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate	Average daily balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$118,884	$186	0.16%	$168,046	$257	0.15%	$261,673	$551	0.21%
Short-term investments	57,200	337	0.59	60,766	290	0.48	52,191	269	0.52
Interest-bearing restricted cash	15,497	38	0.24	70,726	482	0.68	41,689	133	0.32
Investments available-for-sale	80,050	1,483	1.85	41,502	844	2.03	3,763	181	4.81
Education loans held-to-maturity	51,849	3,216	6.20	17,456	1,109	6.35	24,918	288	1.16
Mortgage loans held-to-maturity	10,772	425	3.95	7,832	308	3.93	8,050	355	4.40

Total interest-earning assets	334,252	5,685	1.70	366,328	3,290	0.90	392,284	1,777	0.45
Non-interest-bearing cash	1,320			1,531			1,492
Allowance for loan losses and lower of cost or fair value adjustments	(2,018)			(2,010)			(2,231)
Other assets	156,446			121,200			88,462

Total assets	$490,000			$487,049			$480,007

Liabilities:
Time and savings account deposits	$50,050	$528	1.05%	$43,095	$408	0.95%	$48,537	$468	0.96%
Money market account deposits	78,249	769	0.98	27,668	257	0.93	20,121	150	0.74
Other interest-bearing liabilities	1,996	125	6.25	4,264	250	5.86	7,531	419	5.56

Total interest-bearing liabilities	130,295	1,422	1.09	75,027	915	1.22	76,189	1,037	1.36
All other liabilities	155,318			174,631			102,060

Total liabilities	285,613			249,658			178,249
Stockholders’ equity	204,387			237,391			301,758

Total liabilities and stockholders’ equity	$490,000			$487,049			$480,007

Total interest-earning assets	$334,252			$366,328			$392,284

Net interest income		$4,263			$2,375			$740

Net interest margin			1.28%			0.65%			0.19%

Analysis of changes in net interest income

	From 2013 to 2012 due to change in			From 2012 to 2011 due to change in
	Volume	Rate	Net change	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(77)	$6	$(71)	$(143)	$(151)	$(294)
Short-term investments	(17)	64	47	41	(20)	21
Interest-bearing restricted cash	(134)	(310)	(444)	198	151	349
Investments available-for-sale	715	(76)	639	767	(104)	663
Education loans held-to-maturity	2,133	(26)	2,107	(475)	1,296	821
Mortgage loans held-to-maturity	115	2	117	(9)	(38)	(47)

Total interest income			2,395			1,513

Time and savings account deposits	73	47	120	(52)	(8)	(60)
Money market account deposits	497	15	512	70	37	107
Other interest-bearing liabilities	(141)	16	(125)	(192)	23	(169)

Total interest expense			507			(122)

Net increase in net interest income			$1,888			$1,635

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

Net cash used in operating activities from continuing operations for fiscal 2013 was $51.1 million, compared with net cash used in operating activities from continuing operations of $42.2 million for fiscal 2012. The increase in cash used was principally the result of an increase in net funding of participation accounts of $13.6 million for fiscal 2013 coupled with the receipt of $13.0 million from the sale of certain service revenue receivables in the second quarter of fiscal 2012. These changes were partially offset by a $13.2 million lower loss from operations in fiscal 2013 compared to fiscal 2012.

We anticipate continuing to receive fees related to loan processing and origination and portfolio management services as well as fees related to Monogram-based loan programs. We believe that our cash, cash equivalents and investments, coupled with the management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short and long term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash used in investing activities from continuing operations for fiscal 2013 was $70.7 million compared to $88.1 million for fiscal 2012. The improvement of $17.4 million was the result of an increase in the net proceeds from short-term investments of $64.8 million and a $39.7 million decline in the net purchases of available-for-sale securities as this portfolio was significantly expanded in fiscal 2012 as part of the asset diversification process at Union Federal. These were partially offset by an $80.0 million decrease in restricted cash and restricted funds due to clients, due to the $40.0 million of TMS deposits that was transferred to Union Federal in fiscal 2012 and returned to TMS in fiscal 2013, and $4.7 million used for the acquisition of a substantial portion of the operating assets of the Cology Sellers.

Net cash provided by financing activities from continuing operations was $80.2 million for fiscal 2013 compared to net cash provided by financing activities of $22.7 million during fiscal 2012, primarily reflecting an increase in deposits.

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

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through a combination of revenues from operations and various financing vehicles available to us in the ABS markets. We may also utilize issuances of common stock, promissory notes or other securities or the potential sale of certain assets of FMD. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of or eliminate one or more aspects of our operational activities, which could harm our business.

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

•

The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in challenges to tax refunds previously received in the amounts of $176.6 million in connection with our sale of the Trust Certificate and the $45.1 million income tax refund received in October 2010. In connection with the IRS audit, on September 10, 2013, we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved;

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

•	The resolution of our appeal of the ATB Order, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

Liquidity is required for capital expenditures, working capital, business development expenses, business acquisitions, income tax payments, costs associated with alternative financing transactions, general corporate expenses, capital provided in connection with Monogram-based loan program credit enhancement arrangements or capital market transactions and maintaining the regulatory capital of Union Federal. In order to preserve capital and maximize liquidity in challenging market conditions, we have in the past taken certain broad measures to reduce the risk related to education loans and residual receivables on our consolidated balance sheet, change our fee structure, add new products and reduce our overhead expenses. In addition, the FMD Board of Directors has eliminated regular quarterly cash dividends for the foreseeable future.

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at June 30, 2013:

(dollars in thousands)
Within three months	$5,369
Three to six months	2,363
Six months to twelve months	3,209
Greater than twelve months	6,169

Total time deposits >$100 thousand	$17,110

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third party institutions and not available for our use. Included in restricted cash on our consolidated balance sheets are tuition payments due to schools, undisbursed loan origination proceeds and loan payments and recoveries on defaulted education loans. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Lines of Credit

At June 30, 2013, through Union Federal, we had $82.0 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at June 30, 2013 or June 30, 2012.

Non-GAAP Measure: Net Operating Cash Usage

In addition to providing financial measurements based on GAAP, we present below an additional financial metric that we refer to as “net operating cash usage” that was not prepared in accordance with GAAP. We define “net operating cash usage” to approximate cash requirements to fund our operations. “Net operating cash usage”

is not directly comparable to our consolidated statements of cash flows prepared in accordance with GAAP. Legislative and regulatory guidance discourage the use of, and emphasis on, non-GAAP financial metrics and require companies to explain why a non-GAAP financial metric is relevant to management and investors.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from continuing operations, before income taxes, for the twelve months ended June 30, 2013 and June 30, 2012, and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Twelve Months Ended June 30,
	2013	2012
	(dollars in thousands)
Loss from continuing operations, before income taxes	$(47,901)	$(51,548)
Adjustments to loss from continuing operations, before income taxes:
Non-cash gain from deconsolidation of trusts	—	(9,514)
Fair value changes to service revenue receivables	(2,068)	(947)
Cash distributions from service revenue receivables	3,592	1,216
Depreciation and amortization	4,347	4,766
Stock-based compensation	4,214	4,647
TMS deferred revenue	(496)	(1,701)
Additions to property and equipment	(3,465)	(1,727)
Other, net of cash flows from FMDS in fiscal 2012	(708)	1,738

Non-GAAP net operating cash usage	$(42,485)	$(53,070)

“Net operating cash usage” for the fiscal year ended June 30, 2013 was $42.5 million, a $10.6 million, or 20%, reduction compared to the fiscal year ended June 30, 2012. The decrease of $10.6 million for fiscal 2013 as compared to fiscal 2012 was largely the result of a decrease in non-interest cash expenses of $8.3 million driven principally by decreases of $7.1 million in general and administrative expenses and $1.2 million in compensation and benefits expenses. The decrease in general and administrative expenses was largely due to a decrease of $4.3 million in trust related special servicing expenses as a result of the cessation of our special servicing obligations for the NCSLT Trusts. Increased cash receipts from service revenue receivables of $2.4 million also contributed to the decrease in “net operating cash usage.” The decrease in “net operating cash usage” was partially offset by approximately $3.2 million of cash flows related to FMDS in fiscal 2012 not received in fiscal 2013.

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

Union Federal’s equity capital was $21.6 million at June 30, 2013, up from $16.3 million at June 30, 2012, principally due to $5.8 million in capital contributions to Union Federal by FMD during fiscal 2013. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of June 30, 2013 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines		June 30,
	Minimum	Well Capitalized	2013	2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	25.2%	31.3%
Total risk-based capital	8.0	10.0	26.0	31.7
Tier 1 (core) capital	4.0	5.0	11.7	11.0

FMD is subject to regulation, supervision and examination by the Federal Reserve, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

In March 2010, the FMD Board of Directors adopted resolutions required by the OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distributions to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to our stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the periods presented.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of this annual report.

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

We have discussed our accounting policies with the Audit Committee of the FMD Board of Directors. We consider the following to be our critical accounting policies:

•	Whether to consolidate the financial results of a VIE;

•	The determination of goodwill and other intangible asset impairment; and

•	Income taxes relating to uncertain tax positions under ASC 740.

Consolidation

We review certain VIEs for which we have previously securitized to determine whether we are the primary beneficiary of the entity. We continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our consolidated statements of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

Effective July 1, 2010, the Financial Accounting Standards Board amended ASC 810, Consolidation, or ASC 810, and removed the exemption from consolidation for a Qualifying Special Purpose Entity. ASC 810 further requires enterprises to perform analyses to determine if they are the primary beneficiary of a VIE. A primary beneficiary of a VIE is an enterprise that has both:

•	The power to direct the activities of a VIE that most significantly impact that VIE’s economic performance; and

•	The obligation to absorb losses of the VIE that could potentially be significant to that VIE or the right to receive benefits from the VIE that could potentially be significant to that VIE.

As a result, on July 1, 2010, we consolidated 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated our indirect subsidiary UFSB-SPV because we determined that we did not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance. During fiscal 2012, we deconsolidated the 14 securitization trusts we had consolidated as we no longer were the primary beneficiary of these trusts. See Note 3, “Discontinued Operations,” in the notes to our consolidated financial statements included in Item 8 of this annual report for additional information

We also monitor our involvement with nine off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

Review of Goodwill and Intangible Assets for Impairment

On December 31, 2010, we completed our acquisition of the assets, liabilities and operations of TMS, formerly a division of KeyBank National Association. On October 19, 2012, Cology LLC acquired a substantial portion of the operating assets, and assumed certain liabilities, of the Cology Sellers. As a result of these acquisitions, we recorded goodwill and intangible assets. We test goodwill for impairment annually and more frequently if circumstances warrant.

Intangible assets acquired consist of the TMS customer lists, technology and tradename and the Cology Sellers customer list. The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis. These intangible assets are being amortized over the period the assets are expected to contribute to our cash flows. These intangible assets are subject to impairment tests in accordance with GAAP, generally, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable.

We evaluate goodwill for impairment by comparing the fair values of the operations of the TMS and Cology LLC reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any.

There are significant judgments involved in determining the fair values of the TMS and Cology LLC reporting units, including assumptions regarding the estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts, the value of other intangible assets, as well as assumptions regarding what we believe a third party is willing to pay for all of the assets and liabilities of TMS and Cology LLC. The calculation also requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and an appropriate control premium to apply to arrive at a final fair value. Since the businesses are not publicly traded, and often there is not comparable market data available, there is a higher degree of judgment applied and the use of cash flows is weighted more heavily than the use of market multiples. In the event that we determine that our goodwill or intangible assets are impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. For fiscal 2013 and fiscal 2012, we recorded no goodwill impairment. We evaluated goodwill for impairment at our annual impairment testing date of May 31.

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

Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or a deduction taken on our tax return but not yet recognized as an expense in our consolidated financial statements.

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

Our risk-based interest-bearing assets are largely made up of our investments available-for-sale, education loans and mortgage loans. The mix of fixed rate versus variable rate instruments for our investments available-for-sale and loan portfolios as of June 30, 2013 are presented in the table below:

June 30, 2013	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$84,782	$16,522	19.5%	$68,260	80.5%
Education loans held-to-maturity	62,996	62,996	100.0	—	—
Mortgage loans held-to-maturity	12,629	3,634	28.8	8,995	71.2

	$160,407	$83,152	51.8%	$77,255	48.2%

As shown above, at June 30, 2013, our education loan portfolio consisted entirely of variable rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 20% of our investments available-for-sale and approximately 29% of our mortgage loan portfolio were also variable rate instruments. As market rates increase or decrease, our variable rate interest-bearing assets are likely to be immediately impacted while our interest-bearing liabilities would be slower to reprice. The balance of the interest-bearing assets in the table above were fixed rate instruments. Of these fixed rate instruments, approximately 88% were available-for-sale securities, which had a weighted average life of 4.0 years. In addition to the interest-bearing assets in the table above, our interest-bearing assets included short-term investments of $55.2 million at June 30, 2013, which consisted of fixed-rate certificates of deposit that have maturities of less than one year.

Our interest-bearing liabilities consisted of customer deposits held at Union Federal, totaling $164.0 million at June 30, 2013. Of these deposits, approximately 76% were comprised of demand deposits, including savings deposits and money market deposits, which are generally subject to daily re-pricing. The remaining approximately 24% of customer deposits represented fixed-rate time deposits, of which approximately 27% had maturities in excess of 12 months from June 30, 2013.

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

Our investment decisions with respect to the interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As noted above, approximately 29% of Union Federal’s mortgage loans, approximately 20% of its available-for-sale securities and all of its education loans had variable interest rates at June 30, 2013. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. We invest our excess cash primarily in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates. Further, increases in interest rates may have an adverse impact on our consolidated balance sheets as the fixed rate portion of our investments available-for-sale portfolio could continue to experience unrealized losses. Interest rate risk is mitigated with respect to our investments available-for-sale portfolio due to the largely variable rate nature of our interest-bearing assets and liabilities.

We use current market interest rates and our expectations of future interest rates to estimate fair value of service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited the accompanying consolidated balance sheets of The First Marblehead Corporation and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

September 13, 2013

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012

(dollars and shares in thousands, except per share amounts)

	2013	2012
ASSETS
Cash and cash equivalents	$81,910	$123,497
Short-term investments, at cost	55,179	85,007
Restricted cash	87,338	65,401
Investments available-for-sale, at fair value	84,782	68,598
Education loans held-to-maturity, net of allowance of $1,659 and $1,309	62,996	33,095
Mortgage loans held-to-maturity, net of allowance of $440 and $591	12,629	7,811
Deposits for participation interest accounts, at fair value	13,147	4,039
Service revenue receivables, at fair value	14,817	16,341
Goodwill	20,066	19,548
Intangible assets, net	24,193	20,922
Property and equipment, net	6,176	4,570
Other assets	9,060	8,976

Total assets	$472,293	$457,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$163,977	$83,428
Restricted funds due to clients	86,994	104,981
Accounts payable, accrued expenses and other liabilities	14,884	18,133
Income taxes payable	25,922	23,414
Net deferred income tax liability	1,189	861

Total liabilities	292,966	230,817
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000 shares authorized; 0 and 133 shares issued and outstanding	—	1
Common stock, par value $0.01 per share; 250,000 shares authorized; 120,513 and 110,658 shares issued; 111,547 and 102,002 shares outstanding	1,204	1,106
Additional paid-in capital	456,843	452,726
Accumulated deficit	(90,824)	(40,627)
Treasury stock, 8,966 and 8,656 shares held, at cost	(187,154)	(186,828)
Accumulated other comprehensive (loss) income	(742)	610

Total stockholders’ equity	179,327	226,988

Total liabilities and stockholders’ equity	$472,293	$457,805

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended June 30, 2013, 2012 and 2011

(dollars and shares in thousands, except per share amounts)

	2013	2012	2011
Revenues:
Net interest income:
Interest income	$5,685	$3,290	$1,777
Interest expense	(1,422)	(915)	(1,037)

Net interest income	4,263	2,375	740
(Provision) credit for loan losses	(148)	615	(281)

Net interest income after (provision) credit for loan losses	4,115	2,990	459
Non-interest revenues:
Tuition payment processing fees	26,668	26,544	12,904
Administrative and other fees	11,595	9,925	10,747
Fair value changes to service revenue receivables	2,068	947	(23,178)

Total non-interest revenues	40,331	37,416	473

Total revenues	44,446	40,406	932
Non-interest expenses:
Compensation and benefits	40,413	42,052	36,690
General and administrative	53,582	61,101	56,140

Total non-interest expenses	93,995	103,153	92,830

Loss from operations	(49,549)	(62,747)	(91,898)
Other income:
Gain from deconsolidation of trusts	—	9,514	—
Proceeds from TERI settlement	702	1,685	8,112
Other	946	—	—

Total other income	1,648	11,199	8,112

Loss from continuing operations, before income taxes	(47,901)	(51,548)	(83,786)
Income tax expense (benefit) from continuing operations	2,296	(17,955)	208

Net loss from continuing operations	(50,197)	(33,593)	(83,994)
Discontinued operations, net of taxes	—	1,135,821	(137,567)

Net (loss) income	$(50,197)	$1,102,228	$(221,561)

Net (loss) income per basic common share:
From continuing operations	$(0.47)	$(0.30)	$(0.83)
From discontinued operations	—	10.28	(1.37)

Total basic net (loss) income per common share	$(0.47)	$9.98	$(2.20)

Net (loss) income per diluted common share:
From continuing operations	$(0.47)	$(0.30)	$(0.83)
From discontinued operations	—	10.26	(1.37)

Total diluted net (loss) income per common share	$(0.47)	$9.96	$(2.20)

Weighted-average common shares outstanding:
Basic	107,346	101,575	100,919
Diluted	107,346	110,667	100,919

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Fiscal years ended June 30, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011
Net (loss) income	$(50,197)	$1,102,228	$(221,561)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments available-for-sale arising during the period	(1,352)	329	18

Total comprehensive (loss) income	$(51,549)	$1,102,557	$(221,543)

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal years ended June 30, 2013, 2012 and 2011

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive (loss) income, net of tax	Total stockholders’ equity (deficit)
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2010	133	$1	108,975	$1,090	(8,239)	$(186,218)	$443,290	$(41,174)	$263	$217,252
Cumulative effect of a change in accounting principle, net of tax								(880,120)	—	(880,120)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(221,561)	—	(221,561)
Accumulated other comprehensive income	—	—	—	—	—	—	—		18	18

Total comprehensive loss	—	—	—	—	—	—	—	(221,561)	18	(221,543)
Net stock issuance from vesting of stock units	—	—	742	7	(160)	(333)	(7)	—	—	(333)
Stock-based compensation	—	—	—	—	—	—	4,805	—	—	4,805

Balance at June 30, 2011	133	$1	109,717	$1,097	(8,399)	$(186,551)	$448,088	$(1,142,855)	$281	$(879,939)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,102,228	—	1,102,228
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	329	329

Total comprehensive income	—	—	—	—	—	—	—	1,102,228	329	1,102,557
Net stock issuance from vesting of stock units	—	—	941	9	(257)	(277)	(9)	—	—	(277)
Stock-based compensation	—	—	—	—	—	—	4,647	—	—	4,647

Balance at June 30, 2012	133	$1	110,658	$1,106	(8,656)	$(186,828)	$452,726	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(50,197)	—	(50,197)
Accumulated other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,352)	(1,352)

Total comprehensive loss	—	—	—	—	—	—	—	(50,197)	(1,352)	(51,549)
Net stock issuance from vesting of stock units	—	—	1,008	10	(310)	(326)	(10)	—	—	(326)
Stock-based compensation	—	—	—	—	—	—	4,214	—	—	4,214
Conversion of preferred stock to common stock	(133)	(1)	8,847	88	—	—	(87)	—	—	—

Balance at June 30, 2013	—	$—	120,513	$1,204	(8,966)	$(187,154)	$456,843	$(90,824)	$(742)	$179,327

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended June 30, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011
Cash flows from operating activities, net of effects of acquisitions:
Net (loss) income	$(50,197)	$1,102,228	$(221,561)
Discontinued operations, net of tax	—	(1,135,821)	137,567
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash gain from deconsolidation of trusts	—	(9,514)	—
Non-cash gain from TERI settlement	—	—	(5,021)
Depreciation and amortization	4,347	4,766	8,253
Provision (credit) for loan losses	148	(615)	281
Deferred income tax expense (benefit)	328	30	(646)
Stock-based compensation	4,214	4,647	4,805
Service revenue receivable sale proceeds and distributions	3,592	14,216	490
Other non-cash (benefits) losses	—	(5,261)	1,004
Changes in assets/liabilities:
Participation interest accounts	(9,108)	4,473	(8,512)
Fair value (increase) decrease to service revenue receivables	(2,068)	(947)	23,178
Other assets	80	2,632	900
Accounts payable, accrued expenses and other liabilities	(4,921)	(6,491)	(1,185)
Income taxes payable	2,508	(16,565)	47,644

Cash used in operating activities – continuing operations	(51,077)	(42,222)	(12,803)
Cash provided by operating activities – discontinued operations	—	49,921	239,325

Net cash (used in) provided by operating activities	(51,077)	7,699	226,522
Cash flows from investing activities, net of effects of acquisitions:
Net cash paid for acquisition of operating assets of Cology, Inc.	(4,757)	—	—
Net cash paid for acquisition of TMS	—	—	(46,959)
Cash received for disposition of TMS K-12 contracts	—	700	5,417
Purchases of short-term investments	(30,172)	(85,007)	(75,000)
Proceeds from maturities of short-term investments	60,000	50,000	75,000
Net (increase) decrease in restricted cash	(21,937)	59,286	22,302
Net decrease in restricted funds due to clients	(17,987)	(19,213)	(25,101)
Purchases of investments available-for-sale	(31,955)	(62,555)	(7,904)
Principal repayments from investments available-for-sale	14,419	5,304	1,374
Net increase in education loans held-to-maturity	(29,912)	(33,095)	—
Net (increase) decrease in mortgage loans held-to-maturity	(4,955)	(1,685)	1,133
Purchases of property and equipment	(3,465)	(1,869)	(3,426)

Net cash used in investing activities – continuing operations	(70,721)	(88,134)	(53,164)
Net cash provided by investing activities – discontinued operations	—	143,612	392,429

Net cash (used in) provided by investing activities	(70,721)	55,478	339,265
Cash flows from financing activities, net of effects of acquisitions:
Net increase (decrease) in deposits	80,549	22,936	(48,240)
Payments on capital lease obligations	(12)	—	(1,396)
Repurchases of common stock	(326)	(277)	(333)

Net cash provided by (used in) financing activities – continuing operations	80,211	22,659	(49,969)
Net cash used in financing activities – discontinued operations	—	(179,706)	(629,498)

Net cash provided by (used in) financing activities	80,211	(157,047)	(679,467)

Net decrease in cash and cash equivalents	(41,587)	(93,870)	(113,680)
Cash and cash equivalents, beginning of year	123,497	217,367	331,047

Cash and cash equivalents, end of year	$81,910	$123,497	$217,367

Supplemental disclosures of cash flow information from continuing operations:
Interest paid	1,292	664	619
Income taxes paid	12	5,179	182
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Interest receivable capitalized to loan principal	377	24	—
Extinguishment of TERI note payable	—	—	3,101
Conversion of preferred stock to common stock	87	—	—

See accompanying notes to consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013, 2012 and 2011

(1)  Nature of Business

Unless otherwise indicated, or unless the context of the discussion requires otherwise, all references in these notes to “we,” “us,” “our” and similar references mean The First Marblehead Corporation and its subsidiaries, on a consolidated basis. All references in these notes to “First Marblehead” and “FMD” mean The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended June 30, 2013 as “fiscal 2013.”

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations, as well as tuition planning, tuition billing, refund management and payment technology services. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. They are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone, fee-for-service basis in support of our clients, including retail banking, loan origination, portfolio management and securitization services.

On October 19, 2012, we acquired a substantial portion of the operating assets, and assumed certain liabilities, of Cology, Inc. and its affiliates. We refer to Cology, Inc. and its affiliates as the Cology Sellers. We refer to the FMD subsidiary that acquired a substantial portion of the operating assets of the Cology Sellers as Cology LLC. Through Cology LLC, we provide loan processing services to approximately 270 credit union and other lender clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in these notes to our consolidated financial statements to education loans included on our consolidated balance sheets include the education loans originated by Cology LLC on behalf of its clients. Our consolidated financial statements for fiscal 2013 reflect revenues and expenses of Cology LLC since the date of acquisition.

Our product and service offerings are part of a change in our revenue model that we have been implementing since fiscal 2009 with a focus on fee-based revenues. Our long-term success depends on the continued development of four principal revenue lines:

•

Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts (participation accounts) or, in the case of FMD’s subsidiary Union Federal Savings Bank (Union Federal®), deposit accounts, to serve as a first loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•

Banking services—Union Federal offers traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(1)  Nature of Business (Continued)

•

Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

•

Fee-for-service—Loan origination, portfolio management, analytical and structuring services, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems LLC (TMS). TMS provides such services on behalf of over 700 educational institutions. Through Cology LLC, we earn fees for the processing of education loans on behalf of its approximately 270 credit union and other lender clients.

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany transactions have been eliminated.

The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates, assumptions and judgments on our historical experience, economic conditions and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

On an ongoing basis, we evaluate our estimates and judgments, particularly as they relate to accounting policies that we believe are most important to the portrayal of our financial condition and results of operations. Material estimates, assumptions and judgments that are particularly susceptible to change relate to:

•	Whether to consolidate the financial results of a variable interest entity (VIE);

•	The determination of goodwill and other intangible asset impairment; and

•	Income taxes relating to uncertain tax positions under Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740).

(a)	Consolidation

Our consolidated financial statements include the accounts of FMD and its subsidiaries. We evaluate our involvement with certain VIEs and whether they should be consolidated, in accordance with ASC 810, Consolidation (ASC 810).

Effective July 1, 2010, we adopted Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16), and ASU 2009-17, Consolidation (Topic 810)—Improvement to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), which amended the accounting for the consolidation of VIEs. This guidance requires that we evaluate

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

whether to consolidate a VIE on an ongoing basis, as opposed to a trigger-based quantitative assessment under previous guidance. As a result of adopting the consolidation guidance, we were required to consolidate 14 securitization trusts that were facilitated by us because we determined that our services related to default prevention and collections management, for which we can only be removed for cause, combined with the variability that we absorbed as part of our securitization fee structure, made us the primary beneficiary of those trusts. In addition, we deconsolidated FMD’s indirect subsidiary UFSB Private Loan SPV, LLC (UFSB-SPV) because we determined that we did not have the power to direct activities that most significantly impact UFSB-SPV’s economic performance. During fiscal 2012, we deconsolidated the 14 securitization trusts we had consolidated as we no longer were the primary beneficiary of these trusts. See Note 3, “Discontinued Operations,” for additional information.

We continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate. We monitor matters related to our ability to control economic performance, such as contractual changes in the services we provide, the extent of our ownership and the rights of third parties to terminate us as a service provider. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE. If, for any reason, we determine that we can no longer be considered the primary beneficiary, we would be required to deconsolidate the VIE. Deconsolidation of a VIE is accounted for in the same manner as the sale of a subsidiary, with a gain or loss recorded in our consolidated statements of operations to the extent that proceeds, if any, are more or less than the net assets of the VIE.

We also monitor our involvement with nine off-balance sheet VIEs for which we have determined that we are not the primary beneficiary due to the sole, unilateral rights of other parties to terminate us in our role as service provider or due to a lack of obligation on our part to absorb benefits or losses of the VIE that would be significant to that VIE. A significant change to the pertinent rights of other parties or us, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could cause us to change our determination of whether or not a VIE should be consolidated in future periods. Our determination to consolidate or deconsolidate a VIE may lead to increased volatility in our financial results and make comparisons of results between time periods challenging.

(b)	Cash Equivalents

We consider highly liquid debt instruments with original maturities of three months or less on the date of purchase and investments in money market funds to be cash equivalents. Cash equivalents are carried at cost, which also approximates fair value.

(c)	Restricted Cash and Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third party institutions and is not available for our use. In the case of TMS, it collects tuition payments from students or their families on behalf of educational institutions that are held under a trust agreement for the benefit of TMS’ educational institution clients, and will also at times deposit a portion of this cash in a deposit account at Union Federal. Such deposit account is governed by a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

plans is not restricted, and, accordingly, is not included in restricted cash in our consolidated financial statements. This is consistent with how third party institutions handle cash deposits by TMS. In the case of Cology LLC, it collects and disburses loan origination proceeds on behalf of its lender clients. Cology LLC also serves as the loan servicer for certain of its lender clients for which it performs payment processing and disbursement services. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

(d)	Investments

We classify investments with original maturities greater than three months and remaining maturities of less than one year at the date of purchase as short-term investments and carry such short-term investments at cost, which approximates fair value.

We classify investments in marketable debt securities as available-for-sale, trading or held-to-maturity. Management determines the appropriate classification of securities at the time of purchase. We carry available-for-sale investments at fair value, with net unrealized gains and losses recorded in other comprehensive income, a component of stockholders’ equity. Trading securities are securities held in anticipation of short-term market movements and are carried at fair value with net unrealized gains and losses recorded in our consolidated statements of operations. We classify investments as held-to-maturity when we have both the ability and intent to hold the securities until maturity. We carry held-to-maturity investments at amortized cost. We currently do not own a held-to-maturity or trading securities portfolio.

When the fair value of an investment security is less than its amortized cost basis, we assess whether the decline in value is other-than-temporary. Management considers various factors in making these determinations including the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, creditworthiness and near-term prospects of issuers. If we determine that a decline in fair value is other-than-temporary and it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and fair value of the security will be recognized in earnings. If we determine that a decline in fair value is other-than-temporary and that it is more likely than not that we will not sell or be required to sell the security before its recovery of the remaining amortized cost, the credit portion of the impairment loss is recorded in earnings and the noncredit portion is recognized in other comprehensive income.

(e)	Loans

We classify loans as held-to-maturity when we have both the ability and intent to hold the loans until maturity. We carry loans held-to-maturity at amortized cost, less an allowance for loan losses, described below. Amortized cost includes principal outstanding plus net unamortized loan acquisition costs and origination fees. Interest income is accrued on a level yield basis on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loan using the effective interest method. Education loans are placed on non-accrual status and interest recognition is suspended when the loan becomes 120 days past due. Mortgage loans are placed on non-accrual status and interest recognition is suspended when the loan becomes 90 days past due. We evaluate loans for which there have been concessions, such as a reduction of interest rates, other than normal market rate adjustments, or deferral of principal and interest payments that have been granted that have not otherwise been considered at the time of origination to determine

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

if the loan constitutes a troubled debt restructuring (TDR). TDRs are included in the impaired loan category, and, as such, are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

(f)	Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb probable credit losses inherent in our portfolios of loans held-to-maturity at our consolidated balance sheet date. The allowance for loan losses is increased through charges to the provision for loan losses in our consolidated statements of operations, and reduced by net charge-offs of loans deemed uncollectible from the borrower and third party guarantors, if any. Inherent credit losses include losses for loans in default that have not been charged-off or foreclosed and loans that are probable of default, less any amounts expected to be recoverable from borrowers or third parties or, for mortgage loans, sale of the collateral.

Education Loans

We consider an education loan to be in default when it is 180 days past due as to either principal or interest, based on the timing of cash receipts from the borrower. We use projected cash flows to determine the allowance amount deemed necessary for education loans with a probability of default at our consolidated balance sheet date. We may also incorporate qualitative adjustments in determining our allowance for loan losses. We base our default estimates on a loss confirmation period of one year, which we believe to be the approximate amount of time that it would take a loss inherent in the education loan portfolio at our consolidated balance sheet date to ultimately default and be charged-off. The calculation of the allowance for education loan losses is subject to a number of estimates and assumptions, including default and recovery rates, the effects of basic forbearance and alternative payment plans available to borrowers and the appropriateness of assessing both quantitative and qualitative factors. These assumptions are based on the status of education loans at our consolidated balance sheet date, as well as our historical experience. If actual future loan performance were to differ significantly from the estimates and assumptions used, the impact on the allowance for loan losses and the related provision for loan losses for education loans recorded in our consolidated statements of operations could be material.

Mortgage Loans

We establish a general allowance for loan losses for mortgage loans that have similar risk profiles. The allowance allocation factor for the general reserve is based on the historical net charge-off rate, which is then adjusted for current qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the portfolio on an ongoing basis. In addition, we establish a specific allowance for loan losses when a loan is deemed to be impaired. Management estimates the credit loss by comparing the loan’s carrying value against either (1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price or (3) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

A mortgage loan for which we have foreclosed on the property is recorded at fair value less costs to sell (which becomes the cost basis of the asset) and is reclassified to other real estate owned, a component of other assets. After foreclosure, the foreclosed real estate asset is carried at the lower of fair value less costs to sell or the cost of the asset.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

(g)	Deposits for Participation Interest Accounts

We account for deposits for participation accounts in a manner similar to our service revenue receivables, and we carry such deposits at fair value on our consolidated balance sheet. We estimate fair value based on the net present value of cash flows into and out of the participation accounts, based on the education loans originated by participating lenders at our consolidated balance sheet date. We record changes in estimated fair value, excluding cash funded by us or distributed out of the participation accounts to us, if any, in non-interest revenues as part of administrative and other fees. See Note 10, “Deposits for Participation Interest Accounts,” for additional information.

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

Payment of these receivables is contingent upon the following:

•

Additional structural advisory fees are paid to us over time, based on the payment priorities established in the applicable indenture for each of the securitization trusts. We generally become entitled to receive these additional fees, plus interest, if applicable, once the ratio of securitization trust assets to liabilities, which we refer to as the parity ratio, reaches a stipulated level or after all noteholders have been paid in full.

•

Residuals associated with any securitization trusts that we facilitated are typically junior in priority to the rights of the holders of the asset-backed securities (ABS) issued in the securitizations and any additional structural advisory fees.

In the absence of readily determinable market values, we update our estimates of the fair value of service revenue receivables on a quarterly basis, based on the present value of expected future cash flows. Such estimates include assumptions regarding discount rates, defaults, net of third party guarantees, net recovery, prepayment and forward interest rates, among others. If readily determinable market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts.

(i)	Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. In connection with our acquisition of TMS, we recorded other intangible assets related to the TMS customer list and tradename, each of which we amortize on a straight-line basis over 15 years,

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

and technology, which we amortize on a straight-line basis over six years. In connection with our acquisition of a substantial portion of the operating assets of the Cology Sellers, we recorded an intangible asset related to the Cology Sellers customer list, which we amortize on a straight-line basis over 15 years. We record amortization expense in general and administrative expenses in our consolidated statements of operations.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

The methods we use for current fair value estimates may not be indicative of net realizable value or reflective of future fair values. If readily determinable market values became available or if actual performance were to vary appreciably from assumptions used, we might need to adjust our assumptions, which could result in material differences from the recorded carrying amounts. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

(l)	Revenue Recognition

Net Interest Income

We recognize interest income on education and mortgage loans held-to-maturity as earned, using the effective interest method.

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

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. Once a loan has been placed on non-accrual status, we do not resume recognition of interest until the borrower has become current on the loan as to both principal and interest for a consecutive period of 12 months. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan, dependent on management’s evaluation as to the collectability of principal.

Tuition Payment Processing Fees

Tuition payment processing fees include revenues generated by TMS, including program enrollment fees, late fees, convenience fees and tuition billing fees. Program enrollment fees are up-front nonrefundable fees, the recognition of which is deferred and amortized into revenue over the payment term which approximates when services are provided. Late fees and convenience fees are recognized in the period in which the transactions occur, typically monthly, and tuition billing fees are recognized in the period that the services are provided.

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

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

In addition, we provide other services on a stand-alone, fee-for-service basis that may be based on the volume of education loans disbursed, the number of applications processed or other contractual terms. Our recognition of such fees is based on these contractual terms.

Our consolidated statements of operations for fiscal 2011, fiscal 2012 and a portion of fiscal 2013 included special servicing fees due from certain securitization trusts that we previously facilitated, which represented compensation to us for managing the performance of default prevention and collections management services. Such fees were based, in part, upon the volume of assets under management, and, in part, upon the reimbursement of expenses. We recognized such fees as the services were performed or as the reimbursable expenses were incurred, as applicable.

Fair Value Changes to Service Revenue Receivables

We record changes in the fair value of additional structural advisory fee and residual receivables as revenues in our consolidated statements of operations. We record any change in the assumptions used to estimate fair value in our consolidated statements of operations in the period in which the change is made.

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

We use the asset and liability method of accounting for recognition of deferred income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities in connection with the tax effects of temporary differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities as tax expense (benefit) in the period that includes the enactment date. We establish a deferred tax asset valuation allowance if we consider it more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We also record interest related to unrecognized tax benefits in income tax expense. Penalties would be recognized as a component of income tax expense in the period in which the minimum statutory threshold is exceeded.

(n)	Net Income (Loss) Per Share

We compute basic net income or loss per share by dividing net income or loss by the weighted-average number of shares outstanding. We compute diluted net income or loss per share by dividing net income or loss by the sum of the weighted-average number of shares determined for the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect. To the extent that there is a net loss, we assume all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. We determine common stock equivalent shares outstanding in accordance with the treasury stock method. In those years in which we have both net income and participating

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(2)  Summary of Significant Accounting Policies (Continued)

securities, we compute basic net income per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding.

(o)	Stock-based Compensation

We record compensation expense equal to the estimated fair value on the grant date of stock options granted to purchase common stock, on a straight-line basis over the options’ service period. We record compensation expense for equity-based awards other than options based on the timing of vesting and the grant date fair value.

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

(r)	Recently Issued Accounting Pronouncements

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 eliminates the option in GAAP to present other comprehensive income in our consolidated statements of changes in stockholders’ equity (deficit). ASU 2011-05 requires that non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 were applied retrospectively and were effective for fiscal years and interim periods beginning in the first quarter of fiscal 2013. We elected to present comprehensive income in a separate financial statement, our consolidated statements of comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. ASU 2013-02 requires entities to disclose: (1) for items reclassified out of accumulated other comprehensive income and into net income for their entirety, the effect of the reclassification on each affected net income line item and (2) for accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures. We expect to adopt ASU 2013-02 in the first quarter of fiscal 2014. We do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(3)  Discontinued Operations

Upon our adoption of ASU 2009-16 and ASU 2009-17, effective July 1, 2010, we consolidated 14 securitization trusts that we facilitated during fiscal 2004 through fiscal 2008. The education loans purchased by certain of the securitization trusts (Trusts) were initially subject to a default repayment guaranty by The Education Resources Institute, Inc. (TERI), while the education loans purchased by other securitization trusts (NCT Trusts) were, with limited exceptions, not TERI-guaranteed. Of the 14 securitization trusts consolidated on July 1, 2010, 11 were Trusts and 3 were NCT Trusts. We refer to the consolidated Trusts as the NCSLT Trusts and the consolidated NCT Trusts as the GATE Trusts.

On November 14, 2011, we sold to a third party all of our interests in the structuring advisory agreements relating to the Trusts and the related asset services agreement for $13.0 million in cash. Our variable interests in the Trusts included our right to receive the additional structural advisory fees. As a result of this sale, we no longer held a variable interest in the NCSLT Trusts and were, therefore, no longer the primary beneficiary of the NCSLT Trusts. Accordingly, we deconsolidated $6.61 billion of assets and $7.85 billion of liabilities from our consolidated balance sheets and recognized a $1.24 billion non-cash gain in our consolidated statements of operations during the second quarter of fiscal 2012, representing the accumulated deficit in the NCSLT Trusts.

On March 2, 2012, FMD sold to a third party all of its outstanding capital stock in its subsidiary First Marblehead Data Services, Inc. (FMDS) for $13.7 million in cash. FMDS served as the trust administrator of the NCT Trusts. On March 30, 2012, the new third party owner of FMDS terminated the agreement, effective September 30, 2012, with FMD’s subsidiary First Marblehead Education Resources, Inc. (FMER) for the special servicing of the NCT Trusts. With the termination of this agreement, we no longer had the power to direct the activities that most significantly impact the performance of the GATE Trusts and, therefore, we were no longer considered the primary beneficiary of these trusts. As a result, we deconsolidated the GATE Trusts effective March 31, 2012. We deconsolidated $258.4 million of assets and $260.1 million of liabilities from our consolidated balance sheets and recognized a $1.7 million non-cash gain in our consolidated statements of operations during the third quarter of fiscal 2012, representing the accumulated deficit in the GATE Trusts. In addition to the non-cash gain of $1.7 million, we also recorded an additional gain of $9.2 million representing the fair value of the residual interests and additional structural advisory fees related to these trusts that were previously eliminated through consolidation, resulting in a total non-cash gain of $10.9 million for the deconsolidation event.

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(3)  Discontinued Operations (Continued)

During the fourth quarter of fiscal 2012, we determined that we no longer had any significant continuing involvement in the operations relating to the NCSLT Trusts and the GATE Trusts. Further, we concluded that this would occur within an appropriate assessment period for both the NCSLT Trusts and the GATE Trusts. As a result, we reported the operations and activities relating to the NCSLT Trusts, the GATE Trusts and FMDS within discontinued operations for fiscal 2012 and fiscal 2011. The non-cash gains representing the accumulated deficit recognized upon deconsolidations of the NCSLT Trusts and the GATE Trusts, as discussed above, were included in discontinued operations. Further, the gain recognized as the result of the sale of FMDS, as well as the revenues and expenses of FMDS prior to the sale, were recorded in discontinued operations for fiscal 2012. The revenues and expenses of discontinued operations for fiscal 2012 and fiscal 2011 were as follows:

	Fiscal year ended June 30,
	2012	2011
	(dollars in thousands)
Total revenues	$(100,737)	$(140,565)
Total expenses	15,408	37,690
Other income	1,258,564	42,587

Net income (loss) from discontinued operations, before income taxes	1,142,419	(135,668)
Income tax expense	6,598	1,899

Discontinued operations, net of taxes	$1,135,821	$(137,567)

The securitization trusts previously consolidated were considered pass-through entities for income tax purposes and, accordingly, the net income or loss of the trusts was included in the tax returns of the trust owners rather than the trust entities themselves. Income taxes allocated to discontinued operations were related to the sales and operations of FMDS.

(4)  Asset Acquisition of Cology, Inc.

On October 19, 2012, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers for $4.7 million in cash and the assumption of certain liabilities. Our consolidated financial statements for fiscal 2013 reflect revenues and expenses of Cology LLC since the date of acquisition. Cology LLC provides education loan processing and disbursement services to approximately 270 credit union and other lender clients in the United States as well as offering life-of-loan servicing. Cology LLC earns fees based primarily on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In connection with the transaction, we entered into special retention agreements with certain Cology LLC employees that provide for a bonus payment to those employees who are employed by Cology LLC on the one-year anniversary of the acquisition date, subject to the attainment of certain reductions in operating expenses by Cology LLC. We have not accrued any amounts under the special retention agreements as of June 30, 2013. We also established a performance incentive plan that provides for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of June 30, 2013.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(5)  Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 30,
	2013	2012
	(dollars in thousands)
Cash equivalents (money market funds)	$33,032	$80,574
Interest-bearing deposits with the Federal Reserve	24,906	27,396
Interest-bearing deposits with banks	22,438	14,026
Non-interest-bearing deposits with banks	1,334	1,302
Federal funds sold	200	199

Total cash and cash equivalents	$81,910	$123,497

Cash and cash equivalents of Union Federal of $27.0 million and $29.9 million at June 30, 2013 and June 30, 2012, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

(6)  Short-term Investments

Short-term investments of $55.2 million at June 30, 2013 and $85.0 at million June 30, 2012 included certificates of deposits with highly-rated financial institutions, carried at cost. These certificates of deposits have a range of maturities between 1.5 months to 7.6 months.

(7)  Investments Available-for-Sale

We categorize available-for-sale investment securities by major security type. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major security type:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At June 30, 2013:
GSE mortgage-backed securities	$71,970	$294	$(1,020)	$71,244
Mortgage-backed securities issued by U.S. government agencies	13,554	153	(169)	13,538

Total	$85,524	$447	$(1,189)	$84,782

At June 30, 2012:
GSE mortgage-backed securities	$51,972	$369	$(56)	$52,285
Mortgage-backed securities issued by U.S. government agencies	16,016	299	(2)	16,313

Total	$67,988	$668	$(58)	$68,598

At June 30, 2013 and June 30, 2012, ten and three investment securities totaling $53.1 million and $16.0 million, respectively, had unrealized losses of $1.2 million and $58 thousand, respectively, and had been in an

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(7)  Investments Available-for-Sale (Continued)

unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at June 30, 2013 and June 30, 2012 were temporary in nature.

The amortized cost basis of available-for-sale securities by maturity as of June 30, 2013 is presented below. Mortgage-backed securities were included based on weighted-average maturities, adjusted for anticipated prepayments. Contractual maturities on the mortgage-backed securities range from eight to 29 years.

	June 30, 2013
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$74	$47,822	$24,074	$—	$71,970
Weighted-average yield	1.17%	1.96%	1.79%	—%	1.90%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$13,554	$—	$—	$13,554
Weighted-average yield	—%	2.16%	—%	—%	2.16%

Total debt securities:
Amortized cost	$74	$61,376	$24,074	$—	$85,524
Weighted-average yield	1.17%	2.00%	1.79%	—%	1.94%

Fair value	$74	$60,680	$24,028	$—	$84,782

At June 30, 2013, the expected weighted-average remaining life of the mortgage-backed securities, calculated using prepayment speed assumptions, was 4.0 years.

(8)  Education Loans Held-to-Maturity

(a)	Gross Education Loans Outstanding

We began originating Monogram-based loans through Union Federal in fiscal 2012. At June 30, 2013 and June 30, 2012, education loans outstanding primarily consisted of education loans held by Union Federal, totaling $63.6 million and $33.3 million, respectively. Other education loans consisted of loans totaling $1.1 million at both June 30, 2013 and June 30, 2012, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at June 30, 2013 and June 30, 2012.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(8)  Education Loans Held-to-Maturity (Continued)

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	June 30,
	2013	2012
	(dollars in thousands)
Gross loan principal outstanding	$64,655	$34,404
Allowance for loan losses	(1,659)	(1,309)

Education loans held-to-maturity, net of allowance	$62,996	$33,095

(b)	Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Fiscal years ended June 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of year	$1,309	$1,336
Provision (credit) for loan losses	11	(601)
Reserves reclassified from interest receivable for capitalized interest	31	24
Charge-offs	(156)	(240)
Recoveries from borrowers	464	790

Balance, end of year	$1,659	$1,309

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

At June 30, 2013 and June 30, 2012, there was $189 thousand and $54 thousand, respectively, of educations loans that were in non-accrual status and no education loans that had specific reserves. These loans included $42 thousand and $54 thousand, at June 30, 2013 and June 30, 2012, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under ASC 310, Receivables, for a specific reserve. At June 30, 2013, there were $110 thousand of education loans that were greater than 180 days past due, which included $77 thousand of Monogram-based education loans issued through Union Federal.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(8)  Education Loans Held-to-Maturity (Continued)

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at June 30, 2013 and June 30, 2012:

	June 30,
	2013	2012
Weighted-average FICO score	752	753
Co-signers	83%	85%
Delinquent loans	0.45%	0.03%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

The following table provides additional information on the status of education loans outstanding:

	June 30, 2013	As a percentage of total	June 30, 2012	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$439	0.7%	$171	0.5%
In school and in deferment	22,948	35.5	14,781	43.0
In repayment, including alternative payment plans, classified as:
Current: ≤30 days past due	40,724	63.0	19,289	56.0
Delinquent: >30 days past due, but ≤120 days past due	355	0.5	109	0.3
Delinquent: >120 days past due, but ≤180 days past due	79	0.1	54	0.2
In default: >180 days past due, but not yet charged-off	110	0.2	—	—

Total gross loan principal outstanding	$64,655	100.0%	$34,404	100.0%

Non-accrual loan principal (>120 days past due)	$189	0.3%	$54	0.2%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	121	0.2	11	—
In alternative payment plans	784	1.2	263	0.8

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

June 30, 2013, 2012 and 2011

(8)  Education Loans Held-to-Maturity (Continued)

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

Forbearance programs result in a delay in the timing of payments received from borrowers; however, assuming the collection of the forborne amounts, provide for an increase in the gross volume of cash receipts over the term of the education loan due to the additional accrued interest capitalized while in forbearance. Forbearance programs may have the effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance.

There have been no modifications granted which would constitute a TDR as it relates to our education loan portfolio.

(9)  Mortgage Loans Held-to-Maturity

(a)	Gross Mortgage Loans Outstanding

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. The following table provides information on the carrying values and implicit credit quality of this portfolio:

	June 30,
	2013	2012
	(dollars in thousands)
Gross loan principal outstanding	$13,021	$8,381
Allowance for loan losses	(440)	(591)
Deferred costs	48	21

Mortgage loans held-to-maturity, net of allowance	$12,629	$7,811

Outstanding principal on mortgage loans on non-accrual status	$987	$1,424

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(9)  Mortgage Loans Held-to-Maturity (Continued)

We did not have any mortgage loans greater than 90 days past due that were accruing interest.

(b)	Mortgage Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for mortgage loans:

	Fiscal years ended June 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of year	$591	$882
Provision (credit) for loan losses	137	(13)
Charge-offs	(295)	(335)
Recoveries from borrowers	7	57

Balance, end of year	$440	$591

On a quarterly basis, we prepare an estimate of the allowance necessary to cover estimated credit losses. We maintain the allowance at a level that we deem adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. We use a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves, for loans individually evaluated and deemed impaired and general reserves, for groups of loans with similar risk characteristics, which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio. Key qualitative factors that we deemed likely to cause estimated credit losses to differ from the historical charge-off rate included underlying collateral values and the current economic environment and conditions. We believe these to be the most significant qualitative factors; however, we recognize that additional issues may also impact the estimate of credit losses to some degree. From time to time, we will re-evaluate the qualitative factors in use in order to consider the impact of other issues, which based on changing circumstances, may become more significant in the future.

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. The following table summarizes the aging of past due mortgage loans. The balances represent the recorded investment in the loans, which is equal to outstanding principal net of charge-offs.

	June 30,
	2013	2012
	(dollars in thousands)
Non-accrual loans:
Residential (1-4 family)	$570	$1,049
Commercial/mixed use	94	220
Accruing loans:
Accruing loans 30-59 days past due	560	708

We did not have any accruing mortgage loans that were 60 or more days past due.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(9)  Mortgage Loans Held-to-Maturity (Continued)

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, we measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. See Note 2, “Summary of Significant Accounting Policies,” for a description of our policy for recognizing interest income on impaired loans.

The composition of impaired loans was as follows:

	June 30,
	2013	2012
	(dollars in thousands)
Impaired loans on non-accrual	$664	$1,269
Total recorded investment in impaired loans	1,506	2,078
Average recorded investment of impaired loans	2,077	2,232
Unpaid principal balance of impaired loans	1,872	2,233
Accruing troubled debt restructurings	413	578
Interest income recognized on impaired loans	80	85

The following impaired loans had specific reserves at June 30, 2013 and 2012:

	June 30,
	2013		2012
	Carrying Value	Specific Reserve	Carrying Value	Specific Reserve
	(dollars in thousands)
Commercial/mixed use	$121	$36	$220	$118
Residential (1-4) family	590	209	409	156

	$711	$245	$629	$274

There was one impaired commercial/mixed use loan of $94 thousand with no specific reserve at June 30, 2013. There were four impaired residential (1-4) family loans totaling $701 thousand with no specific reserve at June 30, 2013. These impaired loans had no specific reserves at June 30, 2013 due to partial charge-offs taken for the amounts determined to be uncollectible. There were eight impaired residential (1-4) family loans totaling $1.4 million with no specific reserve at June 30, 2012. Three of the eight impaired loans had no specific reserves at June 30, 2012 due to partial charge-offs taken for the amounts determined to be uncollectible. The remaining five impaired loans had no specific reserves at June 30, 2012 as the balances were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.

Troubled Debt Restructurings

TDRs are loans where Union Federal, for economic reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or non-accrual loans. Union Federal continued to accrue interest on all TDRs except for five loans totaling $664 thousand as of June 30, 2013 and five loans totaling $908 thousand as of June 30, 2012.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(9)  Mortgage Loans Held-to-Maturity (Continued)

Union Federal had TDRs of $1.1 million and $1.5 million at June 30, 2013 and June 30, 2012, respectively. Union Federal assigned $176 thousand and $240 thousand of specific reserves to loans classified as TDRs as of June 30, 2013 and June 30, 2012, respectively. TDRs were assigned specific reserves in accordance with our allowance for loan loss methodology.

The following is information pertaining to TDRs that occurred during the fiscal year ended June 30, 2013:

	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	(dollars in thousands)
Residential (1-4) family	2	$299	$311

There were two non-performing residential (1-4) family loans modified during fiscal 2013. The loans were modified by reducing interest rates as well as extending the terms of the loans. The financial impact of the modifications was a $6 thousand reduction in interest payments for the fiscal year ended June 30, 2013.

The following is information pertaining to TDRs that occurred during the fiscal year ended June 30, 2012:

	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	(dollars in thousands)
Commercial/mixed use	1	$227	$227

There was one non-performing commercial/mixed use loan modified during fiscal 2012. The loan was modified by reducing the interest rate of the loan. The financial impact of the modification was a $2 thousand reduction in interest payments for the fiscal year ended June 30, 2012.

(10)  Deposits for Participation Interest Accounts

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

Participation accounts serve as a first-loss reserve to the originating lenders for defaults experienced in Monogram-based loan program portfolios. As defaults occur, our lender clients withdraw the outstanding balance of defaulted principal and interest from the participation account applicable to their respective programs. As amounts are recovered from borrowers, those amounts are deposited back into the applicable participation account, if applicable. Legal ownership of the defaulted education loan may be transferred to us or continue to be owned by the lender client, depending on the terms of the loan program agreement. Defaulted education loans transferred to us are immediately charged-off and the recoveries are deposited back to the applicable participation account regardless of our ownership of the education loan.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(10)  Deposits for Participation Interest Accounts (Continued)

Cash balances in the participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts. In addition, participation account administration fees are deposited directly by our lender clients into the applicable participation accounts. These fees represent compensation to us for providing the credit enhancement, and are distributed from the participation accounts to us monthly and are not eligible to be used as credit enhancement. Interest and fees deposited into the participation accounts are not recognized as revenue in our consolidated statements of operations. Instead, accretion due to discounting and other changes in fair value are recognized in revenue.

To the extent that the credit enhancement balance in participation accounts is in excess of contractually required amounts, as a result of declining loan balances, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds, in addition to the monthly participation account administration fee, pursuant to the terms of the applicable loan program agreement. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs.

We carry participation accounts at fair value on our consolidated balance sheet. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our consolidated balance sheet date, using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(11)  Fair Value Measurements

(a)	Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheets

For financial instruments recorded at fair value on our consolidated balance sheet, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During fiscal 2013 and fiscal 2012, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheet:

Investments Available-for-Sale

We utilize a third-party pricing vendor to provide valuations on our available-for-sale securities, which include GSE mortgage-backed securities and mortgage-backed securities issued by U.S. government agencies. Fair values as provided by the vendor are generally determined based upon available direct market data (including trades, covers, bids, offers and price talk) along with market data for similar securities (including indices and market research). Prepayment/default projections based on historical statistics of the underlying collateral and current market data are also used. Management regards the inputs and methods used by the third-party pricing vendor to be Level 2 inputs and methods in the valuation hierarchy. We periodically obtain a secondary source to assess the reasonableness of prices provided by our primary pricing vendor.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(11)  Fair Value Measurements (Continued)

Participation Interest Account Deposits

We recorded participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. Changes in the estimated fair value of our participation account deposits are recorded in our consolidated statement of operations within administrative and other fees. At June 30, 2013 and June 30, 2012, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy.

Service Revenue Receivables

We recorded our service revenue receivables at fair value on our consolidated balance sheet. Our service revenue receivables consist of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within the fair value changes to service revenue receivables.

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

The following table presents financial instruments carried at fair value on our consolidated balance sheet, in accordance with the valuation hierarchy described above, on a recurring basis:

	June 30,
	2013				2012
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$84,782	$—	$84,782	$—	$68,598	$—	$68,598
Deposits for participation interest accounts	—	—	13,147	13,147	—	—	4,039	4,039
Service revenue receivables	—	—	14,817	14,817	—	—	16,341	16,341

Total assets	$—	$84,782	$27,964	$112,746	$—	$68,598	$20,380	$88,978

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(11)  Fair Value Measurements (Continued)

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for fiscal 2013 and fiscal 2012. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Fiscal years ended June 30,
	2013		2012
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of year	$4,039	$16,341	$8,512	$29,610
Realized and unrealized gains (losses)	(144)	2,068	(14)	947
Net contributions (distributions)(1)	9,252	(3,592)	(4,459)	(14,216)

Fair value, end of year	$13,147	$14,817	$4,039	$16,341

(1)	During fiscal 2012, we recorded a settlement of our asset servicing fee receivable and additional structural advisory fee receivable of $13.0 million in connection with the sale of the rights to this revenue stream on November 14, 2011.

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at June 30, 2013:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$13,147	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$14,817	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b)	Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and participation accounts include, but are not limited to, discount rates, prepayment rates, recovery rates and default rates. The forward LIBOR curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. There have been no significant changes in these inputs from June 30, 2012.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(11)  Fair Value Measurements (Continued)

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at June 30, 2013 and June 30, 2012 were related to the GATE Trusts and other securitization trusts we previously facilitated. Substantially all of the loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest holder. In addition, the recoveries on guaranteed defaults are returned back to the schools or bank, as applicable, not the residual interest holder, therefore, limiting the impact and sensitivity of the residual interest holder to recoveries. Further, due to the seasoning of these trusts, many of the residual interests have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

(c)	Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant available market information. The fair value estimates for the financial instruments disclosed below does not necessarily incorporate the exit price concept used to record financial instruments at fair value on our consolidated balance sheet.

Cash and Cash Equivalents, Short-Term Investments, Restricted Cash and Restricted Funds Due to Clients

The carrying amount approximates fair value principally due to the short maturities of these instruments.

Mortgages

The fair value of the fixed-rate mortgage portfolio was determined by discounting the cash flows using rates obtained from a third party as of our consolidated balance sheet date. The fair value of the variable rate portfolio was determined by discounting the scheduled cash flows through the estimated maturity of the loans using the interest rates offered as of our consolidated balance sheet date that reflect the current interest rate inherent in the loans. This method of estimating fair value does not incorporate the exit price concept of fair value. Mortgage loans were classified within Level 3 of the fair value hierarchy.

Education Loans

The fair value of education loans was determined by discounting the scheduled cash flows through the estimated maturity of the loans using interest rates offered as of our consolidated balance sheet date that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity was based on our historical repayment experience. Since the education loans held were principally variable rate, carrying value approximates fair value. This method of estimating fair value does not incorporate the exit price concept of fair value. Education loans were classified within Level 3 of the fair value hierarchy.

Time Deposits

The fair value of time deposits was determined by discounting the scheduled cash flows using the rates we offered as of our consolidated balance sheet date for deposits with similar remaining maturities or rates of our competitors. In determining our offering rates, we compare our rates on a continuous basis to other banks and competitors. As such, time-deposits were classified within Level 2 of the fair value hierarchy.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(11)  Fair Value Measurements (Continued)

Savings, Checking and Money Market Deposits

The fair value of our savings, checking and money market deposits with no stated maturity, were equal to the amounts payable upon demand.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheets at June 30, 2013 and June 30, 2012:

June 30, 2013	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$81,910	$81,910	$81,910	$—	$—
Short-term investments	55,179	55,179	55,179	—	—
Restricted cash	87,338	87,338	87,338	—	—
Mortgage loans, net of allowance	12,629	12,538	—	—	12,538
Educations loans, net of allowance	62,996	63,197	—	—	63,197
Financial liabilities:
Time deposits	$38,922	$39,273	$—	$39,273	$—
Savings, checking and money market deposits	125,055	125,055	125,055	—	—
Restricted funds due to clients	86,994	86,994	86,994	—	—

June 30, 2012	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$123,497	$123,497	$123,497	$—	$—
Short-term investments	85,007	85,007	85,007	—	—
Restricted cash	65,401	65,401	65,401	—	—
Mortgage loans, net of allowance	7,811	7,811	—	—	7,811
Educations loans, net of allowance	33,095	33,280	—	—	33,280
Financial liabilities:
Time deposits	$43,155	$43,248	$—	$43,248	$—
Savings, checking and money market deposits	40,273	40,273	40,273	—	—
Restricted funds due to clients	104,981	104,981	104,981	—	—

(12)  Goodwill and Intangible Assets

(a)	Cology LLC

As a result of our acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012, we recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. Our customer list intangible asset will be amortized over a 15-year period on a straight line basis. We expect amortization expense related to the Cology LLC intangible asset to be approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15 year period. We recorded no goodwill or intangible asset impairment during fiscal 2013.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(12)  Goodwill and Intangible Assets (Continued)

(b)	TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to Nelnet Business Solutions, Inc. in a transaction that eliminated a portion of goodwill by $2.6 million and decreased our customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at June 30, 2013 and 2012 and the adjusted cost basis of our customer list intangible was $17.9 million. We recorded no goodwill or intangible asset impairment during fiscal 2013 or fiscal 2012.

(c)	Impairment Review of Goodwill

In fiscal 2013, we evaluated our goodwill for impairment on May 31, 2013, which is our annual impairment testing date, and concluded that the fair market value of the TMS and Cology LLC reporting units were in excess of our recorded book value and, therefore, were not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

(d)	Intangible Assets

Intangible assets at June 30, 2013 include the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(3,274)	$20,326
Technology	6	4,400	(2,158)	2,242
Tradename	15	1,950	(325)	1,625

Total intangible assets at June 30, 2013		$29,950	$(5,757)	$24,193

Amortization expense recorded for fiscal 2013 and fiscal 2012 was $2.4 million and $2.3 million, respectively.

Estimated annual amortization expense for each of the fiscal years subsequent to June 30, 2013 and thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
2014	$1,573	$721	$130	$2,424
2015	1,573	608	130	2,311
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
Thereafter	12,461	—	975	13,436

Total	$20,326	$2,242	$1,625	$24,193

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(13)  Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation and amortization. We calculate depreciation and amortization for financial reporting purposes using the straight-line method over the estimated useful life of the asset.

	June 30,
	2013	2012	Useful life
	(dollars in thousands)
Equipment	$13,289	$12,290	3 - 5 years
Software	40,053	36,609	3 years
Software under development	332	1,129
Leasehold improvements	11,844	11,830	lesser of 5 years or lease term
Capital leases (equipment, furniture and fixtures)	17,463	17,463	lesser of 3-5 years or lease term
Furniture and fixtures	2,710	2,787	5 years

	85,691	82,108
Less accumulated depreciation and amortization	(79,515)	(77,538)

Total property and equipment, net	$6,176	$4,570

(14)  Deposits

The following table summarizes our deposits held by Union Federal:

	June 30,
	2013			2012
	Year-end amount	Annual average balance	Weighted- average rate	Year-end amount	Annual average balance	Weighted- average rate
	(dollars in thousands)
Deposits:
Time, savings and checking deposits	$43,525	$50,047	1.03%	$49,046	$43,103	0.95%
Money market accounts	120,452	78,249	0.98	34,382	27,668	0.94

	$163,977			$83,428

At June 30, 2013 and 2012, time deposits with maturities greater than one year were $10.4 million and $7.5 million, respectively.

(15)  Liabilities and Unused Lines of Credit

(a)	Unused Lines of Credit

At June 30, 2013, through Union Federal, we had $82.0 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at June 30, 2013 or June 30, 2012.

(b)	Amounts Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third party institutions and not available for our use. Included in restricted cash on

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(15)  Liabilities and Unused Lines of Credit (Continued)

our consolidated balance sheets are tuition payments due to schools, undisbursed loan origination proceeds and loan payments and recoveries on defaulted education loans. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

(16)  Commitments and Contingencies

(a)	Income Tax Matters

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate). In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement (the Asset Services Agreement) pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures, up to and including an audit of a taxpayer who receives a tax refund in excess of $2.0 million. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010. We cannot predict the timing or the outcome of the IRS audit.

We announced on August 15, 2013 that, as part of the audit process, we expected to receive a Notice of Proposed Adjustment (NOPA) from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million plus interest, with the interest continuing to accrue until the matter is resolved. The NOPAs do not address tax years beyond June 30, 2011.

The ongoing IRS audit or any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(16)  Commitments and Contingencies (Continued)

this matter in our consolidated financial statements at June 30, 2013 or when we received the NOPAs. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

Massachusetts Appellate Tax Board Matters

We are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc. (GATE), a former subsidiary of FMD. We took the position in proceedings before the Massachusetts Appellate Tax Board (ATB) that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue (Commissioner) took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In September 2007, we filed a petition with the ATB seeking a refund of state taxes paid for our taxable year ended June 30, 2004, all of which taxes had previously been paid as if GATE were a business corporation. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. For the 2005 and 2006 taxable years, only one of the two assessments made by the Commissioner would ultimately be allowed. In March 2010, we filed petitions with the ATB contesting the additional assessments against GATE and us. In April 2011, the ATB held an evidentiary hearing on the foregoing, and the parties filed their final briefs in September 2011. On November 9, 2011, the ATB issued an order (ATB Order) regarding these proceedings. The ATB Order reflected the following rulings and findings:

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

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(16)  Commitments and Contingencies (Continued)

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. The Commissioner has decided not to appeal the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. We have accrued a total of $25.2 million, including interest, at June 30, 2013 related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On June 29, 2013, the Massachusetts Department of Revenue delivered a notice of intent to assess for our taxable years ended June 30, 2008 and June 30, 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We have accrued for the additional tax liability, including interest, as of June 30, 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the treatment of our taxable years ended June 30, 2004, 2005 and 2006. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

The buyer’s rights to indemnification would not be subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation in the case of any breach or nonperformance by us or any of our

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(16)  Commitments and Contingencies (Continued)

covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is not subject to the Deductible, the Non-Fundamental Cap, the Fundamental Cap or the Survival Limitation. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at June 30, 2013, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

(c)	Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements, including its indemnification or loan repurchase obligations, under the loan purchase and sale agreement relating to the transaction. We were not aware of any contingencies existing at June 30, 2013 that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(d)	Indemnifications—Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary, UFSB-SPV. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender based on loan origination errors under the facility. We were not aware of any contingencies existing at our consolidated balance sheet date that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(e)	Operating Leases

We lease office space and equipment under non-cancelable operating leases expiring at various times through November 2017. Rent expense under operating leases for fiscal 2013, fiscal 2012 and fiscal 2011 was approximately $4.4 million, $3.3 million and $5.6 million, respectively.

The future minimum office space lease payments required under operating leases for each of the five fiscal years subsequent to June 30, 2013 and thereafter are as follows:

Fiscal years ending June 30,	Lease obligations
(dollars in thousands)
2014	$8,848
2015	3,033
2016	2,303
2017	1,704
2018 and thereafter	50

Total minimum lease payments	$15,938

We are entitled to receive $3.5 million under non-cancelable subleases of office space in fiscal 2014.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(17)  Net Interest Income

The following table reflects the components of net interest income:

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
Interest income:
Cash and cash equivalents	$186	$257	$551
Short-term investments and federal funds sold	337	290	269
Restricted cash	38	482	133
Investments available-for-sale	1,483	844	181
Education loans held-to-maturity	3,216	1,109	288
Mortgage loans held-to-maturity	425	308	355

Total interest income	5,685	3,290	1,777
Interest expense:
Time and savings account deposits	528	408	468
Money market account deposits	769	257	150
Other interest-bearing liabilities	125	250	419

Total interest expense	1,422	915	1,037

Net interest income	$4,263	$2,375	$740

(18)  General and Administrative Expenses

The following table reflects the components of general and administrative expenses:

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
General and administrative expenses:
Third-party services	$15,212	$16,393	$16,461
Depreciation and amortization	4,347	4,766	8,253
Marketing	5,273	8,433	1,004
Occupancy and equipment	11,757	11,272	11,759
Servicer fees	761	738	661
Merchant fees	6,663	6,467	2,640
Trust related special servicing expenses	1,639	5,920	7,898
Other	7,930	7,112	7,464

Total	$53,582	$61,101	$56,140

Included in other expenses in fiscal 2013, fiscal 2012 and fiscal 2011 were fees of $1.2 million, $1.3 million and $1.1 million, respectively, paid to Sextant Holdings, LLC (Sextant) under a time-sharing agreement for business-related use of a private aircraft. Under the time sharing agreement, the fees may not exceed the actual expense of each specific flight as authorized by federal aviation regulations. In addition to the time sharing agreement, in fiscal 2012, the FMD Board of Directors approved 75 hours of flight time for personal flight reimbursement each fiscal year. The reimbursement for personal travel time was $400 thousand for fiscal 2013 and $507 thousand for fiscal 2012 and were included in compensation and benefits. The sole manager and member of Sextant is Daniel Meyers, our Chairman of the Board and Chief Executive Officer.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(19)  Other Income

TERI was a private, not-for-profit Massachusetts organization. In its role as guarantor in the education lending market, TERI previously agreed to reimburse many of the securitization trusts we facilitated for unpaid principal and interest on defaulted education loans. In April 2008, TERI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the TERI Reorganization). As a result of the TERI Reorganization, the securitization trusts facilitated by us have not been able to fully realize TERI’s guarantee obligations. Under TERI’s confirmed plan of reorganization, which became effective in November 2010, general unsecured creditors of TERI, including us, are entitled to receive a pro rata share of cash and future recoveries or other proceeds in respect of a portfolio of defaulted education loans held by a liquidating trust. In addition, FMD and certain subsidiaries entered into a stipulation with TERI and the Official Committee of Unsecured Creditors of TERI that became effective in October 2010 that resolved all claims and controversies among the parties to the agreement.

The proceeds from the TERI settlement represented gains from the forgiveness of notes payable and other liabilities, cash distributions from the liquidating trustee and the transfer of assets to us in excess of our recorded receivables.

During fiscal 2012, we also recorded income of $9.5 million related to the deconsolidation of the securitization trusts previously consolidated, largely relating to the fair value of the residual interests that were previously eliminated upon our adoption of ASU 2009-17 on July 1, 2010.

During fiscal 2013, we recorded income of $946 thousand related to the sale of a defaulted loan portfolio, which was transferred by Union Federal to an indirect subsidiary of FMD in 2009.

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
Gain from deconsolidation of trusts	$—	$9,514	$—
Proceeds from TERI settlement	702	1,685	8,112
Other	946	—	—

Total other income	$1,648	$11,199	$8,112

(20)  Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal 2007 through fiscal 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE, a former subsidiary of FMD. See Note 16, “Commitments and Contingencies—Income Tax Matters,” for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ending between June 30, 2009 and June 30, 2013.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(20)  Income Taxes (Continued)

The following table reflects components of income tax expense (benefit) attributable to loss from continuing operations before income taxes:

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
Current:
Federal	$—	$(5,527)	$—
State	1,968	(12,458)	854

Total current tax expense (benefit)	1,968	(17,985)	854
Deferred:
Federal	431	922	348
State	(103)	(892)	(994)

Total deferred tax expense (benefit)	328	30	(646)

Income tax expense (benefit) from continuing operations	$2,296	$(17,955)	$208

The following table reconciles the expected federal income tax expense (benefit) (computed by applying the federal statutory tax rate to income (loss) before taxes) from continuing operations to recorded income tax expense (benefit):

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
Computed federal tax benefit	$(16,765)	$(18,042)	$(29,325)
State tax, net of federal benefit	1,212	(8,678)	2,888
Federal valuation allowance	17,068	7,709	25,882
Non-deductible compensation	661	919	912
Other, net	120	137	(149)

Income tax expense (benefit) from continuing operations	$2,296	$(17,955)	$208

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(20)  Income Taxes (Continued)

The following table reflects the tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant deferred tax assets and deferred tax liabilities:

	June 30,
	2013	2012
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$44,970	$28,008
Federal benefit of unrecognized tax benefits	8,833	8,149
Depreciation and amortization	4,440	5,778
Allowance for loan losses	5,631	4,591
Amortization of deferred costs	3,058	3,636
Other, net	7,435	6,772

Gross deferred tax assets	74,367	56,934
Valuation allowance	(66,363)	(48,702)

Total net deferred tax asset	8,004	8,232
Deferred tax liabilities:
Additional structural advisory fees	(833)	(1,261)
Residual fees	(5,230)	(4,486)
Other, net	(3,130)	(3,346)

Total deferred tax liability	(9,193)	(9,093)

Net deferred tax liability	$(1,189)	$(861)

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be fully realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of June 30, 2013 and June 30, 2012. We will continue to review the recognition of deferred tax assets on a quarterly basis.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(20)  Income Taxes (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars in thousands)
Beginning unrecognized tax benefits	$19,630	$30,936	$30,936
Reduction as a result of ATB Order and expiration of statute of limitations	—	(11,306)	—
Additional state tax liability recognized for the 2008 and 2009 tax years	822	—	—

Ending unrecognized tax benefits	$20,452	$19,630	$30,936

Beginning accrued interest	$3,451	$8,375	$5,771
Reduction as a result of ATB Order and expiration of statute of limitations	—	(6,281)	—
Interest expense recognized	1,336	1,357	2,604

Ending accrued interest	$4,787	$3,451	$8,375

The ending balance at June 30, 2013, 2012, and 2011 if recognized would favorably affect our effective income tax rate. We recognize interest and penalties in income tax expense when incurred.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(21)  Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share of common stock:

	Fiscal years ended June 30,
	2013	2012	2011
	(dollars and shares in thousands, except per share amounts)
Loss from continuing operations	$(50,197)	$(33,593)	$(83,994)
Less: Loss allocated to participating securities	—	(2,691)	—

Loss from continuing operations allocated to common shares outstanding	$(50,197)	$(30,902)	$(83,994)

Income (loss) from discontinued operations, net of taxes	$—	$1,135,821	$(137,567)
Less: Earnings allocated to participating securities	—	90,999	—

Income (loss) from discontinued operations allocated to common shares outstanding	—	$1,044,822	$(137,567)

Net (loss) income per basic common share:
From continuing operations	$(0.47)	$(0.30)	$(0.83)
From discontinued operations	—	10.28	(1.37)

Total basic net (loss) income per common share	$(0.47)	$9.98	$(2.20)

Net (loss) income per diluted common share:
From continuing operations	$(0.47)	$(0.30)	$(0.83)
From discontinued operations	—	10.26	(1.37)

Total diluted net (loss) income per common share	$(0.47)	$9.96	$(2.20)

Weighted-average common shares outstanding:
Basic	107,346	101,575	100,919
Diluted	107,346	110,667	100,919
Anti-dilutive common stock equivalents	138	—	8,940

For the periods in which a net loss was incurred, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include RSUs, stock options and, for fiscal 2011 and fiscal 2012, include Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share (Series B Preferred Stock). For the stock options outstanding, the conversion or exercise price exceeds fair market value at the reporting date.

(22)  Stockholders’ Equity

(a)	Preferred Stock

In December 2007, FMD entered into an investment agreement with GS Parthenon A, L.P. and GS Parthenon B, L.P., affiliates of GS Capital Partners (the Purchasers). Pursuant to the investment agreement, FMD

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(22)  Stockholders’ Equity (Continued)

issued 132,701 shares of Series B Preferred Stock at a purchase price of $1 thousand per share. The Series B Preferred Stock was automatically convertible into FMD’s common stock upon the sale or transfer by any holder of the Series B Preferred Stock to any party other than an affiliate of such holder. The number of common shares issuable upon conversion was equal to the initial purchase price of the Series B Preferred Stock, divided by the conversion price of $15.00 per share. On November 30, 2012, the Purchasers entered into a purchase agreement with a third party to sell, in a private transaction, all 132,701 shares of Series B Preferred Stock then outstanding. On December 4, 2012, the transaction was settled and the Series B Preferred Stock was converted into 8,846,733 shares of FMD’s common stock and was issued to the third-party purchaser. Following this transaction, there are no longer any shares of Series B Preferred Stock outstanding.

(b)	2003 Employee Stock Purchase Plan

In 2003, the FMD Board of Directors and stockholders approved the 2003 employee stock purchase plan (ESPP). A total of 600,000 shares of common stock were authorized for issuance under the ESPP. The ESPP permitted eligible employees to purchase shares of FMD’s common stock at the lower of 85% of its fair market value at the beginning or at the end of each offering period. Participation was voluntary. In April 2008, the FMD Board of Directors, which administers the ESPP, terminated the offering period that began on January 1, 2008 and indefinitely suspended the ESPP. As a result, no shares were issued under the ESPP in fiscal 2013, fiscal 2012 or fiscal 2011. At June 30, 2013, 405,554 shares were available for future purchase under the ESPP.

(c)	Treasury Stock

Treasury stock was $187.2 million (8,965,445 shares) and $186.8 million (8,655,846 shares) at June 30, 2013 and June 30, 2012, respectively. The increase in shares was a result of common stock withheld from employees to satisfy statutory minimum withholding obligations as equity compensation awards vest.

(23)  Stock-Based Compensation

Stock-based compensation expense was $4.2 million, $4.6 million and $4.8 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. As of June 30, 2013, there was $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately two years.

(a)	Stockholder Approved Plans

We have stock awards outstanding under three stock-based incentive compensation plans, each approved by both the FMD Board of Directors and stockholders in 2002 (2002 Plan), 2003 (2003 Plan) and 2011 (2011 Plan).

Under the 2002 Plan, we granted non-statutory stock options to non-employee members of the FMD Board of Directors. In 2006, the FMD Board of Directors suspended new awards under the 2002 Plan. As of June 30, 2013, 66,000 shares of common stock were issuable upon exercise of awards granted under the 2002 Plan.

Under the 2003 Plan, we granted stock based awards to employees, directors and consultants. No further awards may be granted under the 2003 Plan following the stockholder approval of the 2011 Plan in November 2011; however, 896,209 shares of common stock were issuable upon the vesting of awards granted under the 2003 Plan as of June 30, 2013.

Under the 2011 Plan, the FMD Board of Directors, or one or more sub-committees of the FMD Board of Directors, may grant options, restricted stock, RSUs, other stock based awards or performance awards to employees, directors, consultants or advisors. As of June 30, 2013, 6,662,515 shares were available for future

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(23)  Stock-Based Compensation (Continued)

grant under the 2011 Plan and 2,095,000 shares of common stock were issuable upon the vesting of awards granted under the 2011 Plan. We typically issue new shares of common stock as opposed to using treasury shares.

(b)	Stock Options

The following table summarizes information about stock options outstanding at June 30, 2013:

Exercise prices	Number outstanding	Weighted-average remaining contractual term	Weighted-average exercise price	Number exercisable
	(shares in thousands)
$6.00(1)	2,000	5.06	$6.00	2,000
$8.10 - $10.00	24	0.19	8.58	24
$12.00(1)	2,000	5.06	12.00	2,000
$16.00(1)	2,000	5.06	16.00	2,000
$19.04	18	2.22	19.04	18
$32.97	24	1.22	32.97	24

$6.00 - $32.97	6,066	4.99	11.43	6,066

(1)	These options were not issued under any of our existing stockholder-approved incentive plans. The FMD Board of Directors elected Daniel Meyers as President and Chief Executive Officer and as a member of the FMD Board of Directors, effective September 1, 2008. In connection with the election, the FMD Board of Directors and a subcommittee of the Compensation Committee of the FMD Board of Directors approved the grant in August 2008 (Grant Date) of stock options to Mr. Meyers to purchase (a) 2,000,000 shares of our common stock, at an exercise price of $6.00 per share, that vested and became exercisable in full on August 18, 2012; (b) 2,000,000 shares of our common stock, at an exercise price of $12.00 per share, that vested and became exercisable in full on November 30, 2008 and (c) 2,000,000 shares of our common stock, at an exercise price of $16.00 per share, that vested and became exercisable in full on November 30, 2008. Each of the stock options will expire ten years from the Grant Date.

The options exercisable at June 30, 2013 have no intrinsic value as the exercise prices are above market price. The weighted-average remaining contractual term of options exercisable is approximately five years. Options expire a maximum of ten years from the grant date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(23)  Stock-Based Compensation (Continued)

The following table presents stock option activity for fiscal 2013, fiscal 2012 and fiscal 2011:

	Number of options	Weighted- average exercise price per share
	(shares in thousands)
Outstanding options at June 30, 2010	6,103	11.43
Exercised	—	—

Outstanding options at June 30, 2011	6,103	11.43
Exercised	—	—

Outstanding options at June 30, 2012	6,103	11.43
Forfeited	(18)	20.04
Expired	(19)	3.33

Outstanding options at June 30, 2013	6,066	11.43

(c)	Stock Units

Each stock unit, including both RSUs and director stock units, represents a contingent right to receive one share of our common stock upon vesting. Shares in respect of vested stock units are issued as soon as practicable after each vesting date.

Pursuant to a directors’ compensation program formerly under the 2003 Plan and now under the 2011 Plan, our non-employee directors are entitled to stock units for their service. Stock units granted to non-employee directors are fully vested upon grant. In May 2010, the director compensation program was amended to provide for the grant of 10,000 stock units upon initial election to the FMD Board of Directors and an annual grant of 10,000 stock units on September 20 of each year, if the non-employee director has then served on the FMD Board of Directors for at least 180 days. During fiscal 2013, fiscal 2012 and fiscal 2011, 60,000 stock units, 70,000 stock units and 60,000 stock units were granted to non-employee directors, respectively.

RSUs may be granted to employees and outside consultants. During fiscal 2013, approximately 2,237,000 RSUs were granted to employees, including executive officers, all of which were due to vest over the next four years. During fiscal 2012, approximately 1,013,000 RSUs were granted to employees, including executive officers, all of which vest over four years from the grant date. During fiscal 2011, approximately 1,052,000 RSUs were granted to employees, including executive officers, all of which vest over four years from the grant date.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(23)  Stock-Based Compensation (Continued)

The following table presents stock unit activity, including both RSUs and director stock units, for fiscal 2013, fiscal 2012 and fiscal 2011:

	Number of stock units	Weighted- average grant date fair value per share
	(shares in thousands)
Outstanding stock units at June 30, 2010	2,444	4.41
Granted	1,112	2.12
Vested and issued	(743)	4.56
Forfeited	(340)	4.77

Outstanding stock units at June 30, 2011	2,473	3.28
Granted	1,083	1.39
Vested and issued	(946)	3.23
Forfeited	(775)	2.11

Outstanding stock units at June 30, 2012	1,835	2.68
Granted	2,297	1.17
Vested and issued	(1,002)	2.55
Forfeited	(139)	1.26

Outstanding stock units at June 30, 2013	2,991	1.64

(24)  Defined Contribution Plans

We sponsor a 401(k) retirement savings plan for the benefit of all full time employees. Eligible employees can join the plan after three months of employment. Investment decisions are made by individual employees. At our option, we can contribute to the plan for the benefit of employees. Employee and employer contributions vest immediately. We made contributions of approximately $900 thousand for each year in the three year period ended June 30, 2013.

(25)  Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $21.6 million and $16.3 million at June 30, 2013 and June 30, 2012, respectively. During fiscal 2013, Union Federal received capital contributions of $5.8 million from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of June 30, 2013 and June 30, 2012, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(25)  Union Federal Regulatory Matters (Continued)

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines		June 30,
	Minimum	Well capitalized	2013	2012
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	25.2%	31.3%
Total risk-based capital	8.0	10.0	26.0	31.7
Tier 1 (core) capital	4.0	5.0	11.7	11.0

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

A notice or application to make a capital distribution by Union Federal may be disapproved or denied by the OCC if it determines that, after making the capital distribution, Union Federal would fail to meet minimum required capital levels or if the capital distribution raises safety or soundness concerns or is otherwise restricted by statute, regulation or agreement between Union Federal and the OCC, or a condition imposed by an OCC agreement. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), a Federal Depository Insurance Corporation-insured depository institution such as Union Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distribution to our stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to our stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013, 2012 and 2011

(26)  Subsequent Event

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s Chief Financial Officer and one of FMD’s Managing Directors. The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various Securities and Exchange Commission filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the action. At this time, we are unable to estimate the financial effect, if any, related to this lawsuit.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY INFORMATION

The table below summarizes unaudited quarterly information for each of the three month periods in fiscal 2013 and fiscal 2012:

	Three months ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(dollars in thousands, except per share data)
Total revenues	$12,671	$11,213	$12,792	$7,770
Non-interest expenses	26,208	23,402	21,626	22,759
Other income	—	281	421	946
Income tax expense	395	375	376	1,150

Net loss	$(13,932)	$(12,283)	$(8,789)	$(15,193)

Net loss per basic and diluted common share:
Basic	$(0.14)	$(0.12)	$(0.08)	$(0.14)
Diluted	$(0.14)	$(0.12)	$(0.08)	$(0.14)

	Three months ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	(dollars in thousands, except per share data)
Total revenues	$11,103	$6,682	$13,718	$8,903
Non-interest expenses	30,681	23,720	25,123	23,629
Gain from deconsolidation of trusts	—	358	9,156	—
Proceeds from TERI settlements	1,124	281	—	280
Income tax expense (benefit)	339	(12,631)	(5,197)	(466)

(Loss) income from continuing operations	(18,793)	(3,768)	2,948	(13,980)
Discontinued operations, net of taxes	(69,165)	1,198,036	6,910	40

Net (loss) income	$(87,958)	$1,194,268	$9,858	$(13,940)

Net (loss) income per basic common share:
From continuing operations	$(0.19)	$(0.03)	$0.03	$(0.14)
From discontinued operations	(0.68)	10.85	0.06	—

Total basic net (loss) income per common share	$(0.87)	$10.82	$0.09	$(0.14)

Net (loss) income per diluted common share:
From continuing operations	$(0.19)	$(0.03)	$0.03	$(0.14)
From discontinued operations	(0.68)	10.85	0.06	—

Total diluted net (loss) income per common share	$(0.87)	$10.82	$0.09	$(0.14)

Total net (loss) income per share was computed using the two-class method earnings allocation formula when there were earnings to distribute to participating securities in a given quarter. In those quarters above that include a net loss for the quarter, the two-class method would not apply. As such, the aggregate net (loss) income per share for fiscal 2012 as a whole would not agree in the aggregate with the quarterly information presented above. Beginning with the third quarter of fiscal 2013, due to the conversion of the Series B Preferred Stock to common stock, we no longer had participating securities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears on page 128 of this annual report.

/s/ DANIEL MEYERS
Chief Executive Officer and Chairman of the Board of Directors

/s/ KENNETH KLIPPER
Managing Director and Chief Financial Officer

Attestation Report of our Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The First Marblehead Corporation:

We have audited The First Marblehead Corporation’s (the Company) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Marblehead Corporation and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated September 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

September 13, 2013

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended June 30, 2013 in connection with our 2013 annual meeting of stockholders, which we refer to below as our 2013 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers and code of ethics is included in Item 1, “Business,” of this annual report.

The information required by this item with respect to directors will be contained in our 2013 Proxy Statement under the caption “Discussion of Proposals—Proposal One: Election of Directors” and is incorporated in this annual report by reference.

The information required by this item with regard to Section 16(a) beneficial ownership reporting compliance will be contained in our 2013 Proxy Statement under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2013 Proxy Statement under the caption “Information About Corporate Governance—Board Committees” and is incorporated in this annual report by reference. Complete copies of the audit committee charter, as well as our corporate governance guidelines and the charters of the compensation committee and nominating and corporate governance committee, are available on our website at www.firstmarblehead.com. Alternatively, paper copies of these documents may be obtained free of charge by writing to Investor Relations, The First Marblehead Corporation, The Prudential Tower, 800 Boylston Street, 34th Floor, Boston, Massachusetts 02199 or e-mailing Investor Relations at info@fmd.com.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2013 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated in this annual report by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2013 Proxy Statement under the caption “Other Information—Principal Stockholders” and is incorporated in this annual report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2013 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with regard to certain relationships and related-person transactions will be contained in our 2013 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated in this annual report by reference.

The information required by this item with regard to director independence will be contained in our 2013 Proxy Statement under the caption “Information About Corporate Governance” and is incorporated in this annual report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2013 Proxy Statement under the caption “Discussion of Proposals—Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this annual report by reference.

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

THE FIRST MARBLEHEAD CORPORATION

By:	/S/ DANIEL MEYERS
Daniel Meyers
Chief Executive Officer and Chairman of the Board of Directors

Date:	September 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ DANIEL MEYERS Daniel Meyers	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 13, 2013

/S/ KENNETH KLIPPER Kenneth Klipper	Managing Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2013

/S/ NANCY Y. BEKAVAC Nancy Y. Bekavac	Director	September 13, 2013

/S/ DORT A. CAMERON III Dort A. Cameron III	Director	September 13, 2013

/S/ GEORGE G. DALY George G. Daly	Director	September 13, 2013

/S/ PETER S. DROTCH Peter S. Drotch	Director	September 13, 2013

/S/ THOMAS P. EDDY Thomas P. Eddy	Director	September 13, 2013

/S/ WILLIAM D. HANSEN William D. Hansen	Director	September 13, 2013

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Amended and Restated By-laws of the Registrant

4.1(3)	Indenture, dated July 18, 2007, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 1 to Indenture, Limited Waiver and Acknowledgement dated April 15, 2009, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association and Union Federal Savings Bank, as amended by Amendment No. 2 to Indenture dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant and Union Federal Savings Bank

4.2(3)	Settlement Agreement and Release, dated April 16, 2010, among UFSB Private Loan SPV, LLC, CIESCO, LLC, Citicorp North America, Inc., U.S. Bank National Association, the Registrant, The National Collegiate Funding II, LLC, The National Collegiate Student Loan Trust 2009-1 and Union Federal Savings Bank

10.1(2)#	2002 Director Stock Plan

10.2(2)#	2003 Employee Stock Purchase Plan

10.3(4)#	2003 Stock Incentive Plan, as amended and restated

10.4(5)#	2011 Stock Incentive Plan

10.5(1)#	Executive Incentive Compensation Plan

10.6#	Summary of non-employee director compensation arrangements

10.7(6)#	Form of Nonstatutory Stock Option Agreement evidencing grants under the 2002 Director Stock Plan

10.8(7)#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement evidencing grants under the 2003 Stock Incentive Plan

10.9(8)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2003 Stock Incentive Plan

10.10(9)#	Form of Restricted Stock Unit Agreement evidencing grants under the 2011 Stock Incentive Plan

10.11(8)#	Form of Invention, Non-disclosure, Non-competition and Non-solicitation Agreement

10.12(10)#	Employment Agreement, dated as of August 18, 2008, between the Registrant and Daniel Meyers

10.13(11)#	First Amendment to Employment Agreement, dated as of May 17, 2010, between the Registrant and Daniel Meyers

10.14(10)#	Indemnification Agreement, dated August 18, 2008, between the Registrant and Daniel Meyers

10.15(11)#	First Amendment to Indemnification Agreement, dated as of July 22, 2010, between the Registrant and Daniel Meyers

10.16(12)#	Non-Statutory Stock Option Agreement for $6.00 stock options between the Registrant and Daniel Meyers

10.17(12)#	Non-Statutory Stock Option Agreement for $12.00 stock options between the Registrant and Daniel Meyers

10.18(12)#	Non-Statutory Stock Option Agreement for $16.00 stock options between the Registrant and Daniel Meyers

Number	Description
10.19(11)#	Letter Agreement, dated February 25, 2005, between the Registrant and Kenneth Klipper, as supplemented

10.20(11)#	Letter Agreement, dated September 22, 2008, between the Registrant and Seth Gelber, as supplemented

10.21(11)#	Letter Agreement, dated September 22, 2008, between the Registrant and Gary Santo, as supplemented

10.22#	Letter Agreement, dated June 7, 2004, between the Registrant and William P. Baumer, as supplemented

10.23#	Letter Agreement, dated January 11, 2011, between the Registrant and Barry Heneghan

10.24(13)	Time Sharing Agreement, dated February 4, 2009, between the Registrant and Sextant Holdings, LLC

10.25(12)	Indenture of Lease, dated September 5, 2003, between the Registrant and BP Prucenter Acquisition LLC, as amended

10.26(12)	Commercial Lease, dated August 13, 2004, between the Registrant and Cabot Road Partners, LLC, as amended

10.27(14)	Second Amendment to Lease, dated as of November 3, 2010, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.28(8)	Third Amendment to Lease, dated as of July 1, 2011, between the Registrant and Cabot Road Owner—VEF VI, LLC

10.29(15)	Purchase Agreement, dated as of March 31, 2009, among the Registrant, VCG Owners Trust and VCG Securities LLC

10.30(15)	Letter Agreement, dated as of March 31, 2009, delivered by Vanquish Advisors LLC to the Registrant

10.31(15)	Asset Services Agreement, dated as of March 31, 2009, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

10.32(15)	Data Sharing and License Agreement, dated as of March 31, 2009, between the Registrant and VCG Owners Trust

10.33(15)	Indemnification Agreement, dated as of March 31, 2009, between the Registrant, VCG Owners Trust and VCG Securities LLC

10.34(16)	Loan Purchase and Sale Agreement, dated October 13, 2009, between Union Federal Savings Bank and Wells Fargo Bank, N.A.

10.35(16)	Performance Guarantee, dated October 16, 2009, delivered by the Registrant to Wells Fargo Bank, N.A.

10.36(17)††	Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.37(12)††	Amendments to Amended and Restated Private Student Loan Servicing Agreement, dated as of September 28, 2006, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.38(18)††	Private Student Loan Monogram Program Agreement, dated as of February 5, 2010, between the Registrant and Pennsylvania Higher Education Assistance Agency

10.39(18)††	Loan Program Agreement, dated as of April 20, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

Number	Description
10.40(18)††	Certificate of Satisfaction and First Amendment to Loan Program Agreement, dated as of July 15, 2010, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.41(19)††	Fifth Amendment to Loan Program Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

10.42(20)††	Loan Program Agreement, dated as of August 2, 2012, among the Registrant, First Marblehead Education Resources, Inc., and SunTrust Bank

10.43(8)††	Loan Program Agreement, dated as of June 30, 2011, among the Registrant, First Marblehead Education Resources, Inc. and Union Federal Savings Bank

10.44(21)	Stipulation Resolving Claims of First Marblehead Education Resources, Inc., the Registrant, and First Marblehead Data Services, Inc. dated as of October 7, 2010

10.45(22)	Asset Purchase Agreement among FM Systems LLC, KeyBank National Association and, for solely purposes of Sections 7.1.6 and 7.12, the Registrant, dated November 21, 2010

10.46(23)	Purchase and Assignment Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc. and VCG Special Opportunities Master Fund Limited

10.47(23)	Inducement Agreement dated November 14, 2011, among the Registrant, First Marblehead Education Resources, Inc., VCG Owners Trust and VCG Securities LLC

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(24)	Instance Document

101.SCH(24)	Taxonomy Extension Schema Document

101.CAL(24)	Taxonomy Calculation Linkbase Document

101.LAB(24)	Taxonomy Label Linkbase Document

101.PRE(24)	Taxonomy Presentation Linkbase Document

101.DEF(24)	Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on August 29, 2008.

(2)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-108531).

(3)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 20, 2010.

(4)	Incorporated by reference to the exhibit to the Registrant’s registration statement on Form S-8 (File No. 333-163141).

(5)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 17, 2011.

(6)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 15, 2004.

(7)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 7, 2005.

(8)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 8, 2011.

(9)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2012.

(10)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 18, 2008.

(11)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 2, 2010.

(12)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on September 3, 2009.

(13)	Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2009.

(14)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 5, 2010.

(15)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 6, 2009.

(16)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on October 16, 2009.

(17)	Incorporated by reference to the exhibit to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 8, 2006.

(18)	Incorporated by reference to the exhibits to the Registrant’s Amendment No. 1 to annual report on Form 10-K filed with the SEC on November 18, 2010.

(19)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 15, 2011.

(20)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012.

(21)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on October 14, 2010.

(22)	Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed with the SEC on November 22, 2010.

(23)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 14, 2011.

(24)	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

#	This Exhibit is a management contract or compensatory plan or arrangement.