Form 10-Q
period 2013-09-30
FIRST MARBLEHEAD CORP
filed 2013-11-08
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, the registrant had 112,824,767 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	September 30, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$67,669	$81,910
Short-term investments, at cost	50,204	55,179
Restricted cash	114,113	87,338
Investments available-for-sale, at fair value	80,311	84,782
Education loans held-to-maturity, net of allowance of $1,699 and $1,659	70,436	62,996
Mortgage loans held-to-maturity, net of allowance of $480 and $440	14,239	12,629
Deposits for participation interest accounts, at fair value	18,784	13,147
Service revenue receivables, at fair value	13,913	14,817
Goodwill	20,066	20,066
Intangible assets, net	23,578	24,193
Property and equipment, net	6,154	6,176
Other assets	12,078	9,060

Total assets	$491,545	$472,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$165,488	$163,977
Restricted funds due to clients	113,978	86,994
Accounts payable, accrued expenses and other liabilities	15,586	14,884
Income taxes payable	26,136	25,922
Net deferred income tax liability	1,286	1,189

Total liabilities	322,474	292,966
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 122,375 and 120,513 shares issued; 112,825 and 111,547 shares outstanding	1,223	1,204
Additional paid-in capital	458,812	456,843
Accumulated deficit	(102,378)	(90,824)
Treasury stock, 9,550 and 8,966 shares held, at cost	(187,827)	(187,154)
Accumulated other comprehensive loss	(759)	(742)

Total stockholders’ equity	169,071	179,327

Total liabilities and stockholders’ equity	$491,545	$472,293

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended September 30,
	2013	2012
Revenues:
Net interest income:
Interest income	$1,649	$1,193
Interest expense	(387)	(273)

Net interest income	1,262	920
(Provision) credit for loan losses	(174)	74

Net interest income after (provision) credit for loan losses	1,088	994
Non-interest revenues:
Tuition payment processing fees	7,948	7,424
Administrative and other fees	4,396	3,415
Fair value changes to service revenue receivables	445	838

Total non-interest revenues	12,789	11,677

Total revenues	13,877	12,671
Non-interest expenses:
Compensation and benefits	10,441	8,813
General and administrative	14,679	17,395

Total non-interest expenses	25,120	26,208

Loss from operations	(11,243)	(13,537)
Income tax expense	311	395

Net loss	$(11,554)	$(13,932)

Net loss per basic and diluted common share	$(0.10)	$(0.14)
Basic and diluted weighted-average common shares outstanding	112,142	102,061

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2013	2012
Net loss	$(11,554)	$(13,932)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments available-for-sale arising during the period	(17)	499

Total comprehensive loss	$(11,571)	$(13,433)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income, net of tax	Total stockholders’ equity
			Issued		In treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2012	133	$1	110,658	$1,106	(8,656)	$(186,828)	$452,726	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(13,932)	—	(13,932)
Other comprehensive income	—	—	—	—	—	—	—	—	499	499

Total comprehensive loss	—	—	—	—	—	—	—	(13,932)	499	(13,433)
Net stock issuance from vesting of stock units	—	—	264	3	(60)	(69)	(3)	—	—	(69)
Stock-based compensation	—	—	—	—	—	—	1,068	—	—	1,068

Balance at September 30, 2012	133	$1	110,922	$1,109	(8,716)	$(186,897)	$453,791	$(54,559)	$1,109	$214,554

Balance at June 30, 2013	—	$—	120,513	$1,204	(8,966)	$(187,154)	$456,843	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,554)	—	(11,554)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	(17)

Total comprehensive loss	—	—	—	—	—	—	—	(11,554)	(17)	(11,571)
Net stock issuance from vesting of stock units	—	—	1,862	19	(584)	(673)	(19)	—	—	(673)
Stock-based compensation	—	—	—	—	—	—	1,988	—	—	1,988

Balance at September 30, 2013	—	$—	122,375	$1,223	(9,550)	$(187,827)	$458,812	$(102,378)	$(759)	$169,071

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,554)	$(13,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,308	1,006
Provision (credit) for loan losses	174	(74)
Deferred income tax expense	97	115
Stock-based compensation	1,988	1,068
Service revenue receivable cash distributions	1,349	1,112
Changes in assets/liabilities:
Participation interest accounts	(5,637)	(4,940)
Fair value increase to service revenue receivables	(445)	(838)
Other assets	(3,018)	(2,472)
Accounts payable, accrued expenses and other liabilities	705	(1,640)
Income taxes payable	214	675

Net cash used in operating activities	(14,819)	(19,920)
Cash flows from investing activities:
Proceeds from maturities of short-term investments	4,975	24,978
Net increase in restricted cash	(26,775)	(18,126)
Net increase in restricted funds due to clients	26,984	18,732
Purchases of investments available-for-sale	—	(8,097)
Principal repayments from investments available-for-sale	4,454	3,064
Net increase in education loans held-to-maturity	(7,574)	(12,148)
Net increase in mortgage loans held-to-maturity	(1,650)	(1,409)
Purchases of property and equipment	(671)	(860)

Net cash (used in) provided by investing activities	(257)	6,134
Cash flows from financing activities:
Net increase in deposits	1,511	17,192
Payments on capital lease obligations	(3)	—
Repurchases of common stock	(673)	(69)

Net cash provided by financing activities	835	17,123

Net (decrease) increase in cash and cash equivalents	(14,241)	3,337
Cash and cash equivalents, beginning of period	81,910	123,497

Cash and cash equivalents, end of period	$67,669	$126,834

Supplemental disclosures of cash flow information:
Interest paid	$377	$229
Income taxes paid	—	61
Supplemental disclosure of non-cash investing and financing activities:
Interest receivable capitalized to loan principal	$42	$15

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Overview

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2014 as “fiscal 2014.” References to our “Annual Report” mean our annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (SEC) on September 13, 2013.

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. They are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone, fee-for-service basis. These services include tuition planning, tuition billing, refund management and payment technology services offered through our subsidiary Tuition Management Systems LLC (TMS), traditional retail banking products offered through our bank subsidiary Union Federal Savings Bank (Union Federal®), as well as loan origination, portfolio management and securitization services. In addition, through FMD’s subsidiary Cology LLC, we provide loan processing and disbursement services to various credit union and other lender clients. The education loans we originate on behalf of our partnered lending clients, excluding Union Federal, as well as the education loans we process on behalf of Cology LLC clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our partnered lending and Cology LLC clients. As such, none of the references in this quarterly report to education loans included in our consolidated balance sheets include the education loans originated by our partnered lending clients or by Cology LLC on behalf of its clients.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three months ended September 30, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or as a separate disclosure in the notes to the financial statements. As ASU 2013-02 only addresses disclosure requirements and we had no reclassifications out of accumulated other comprehensive income during the period, our adoption of ASU 2013-02 in July 2013 did not have an impact on our consolidated financial statements.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

We do not expect any other recently issued, but not yet effective, accounting pronouncements to have a material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies since we filed our Annual Report with the SEC on September 13, 2013. See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for the full disclosure of our significant accounting policies.

(2) Asset Acquisition of Cology, Inc.

During the second quarter of fiscal 2013, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology Inc. and its affiliates, which we refer to as the Cology Sellers, for $4.7 million in cash and the assumption of certain liabilities. Cology LLC provides education loan processing and disbursement services to approximately 270 credit union and other lender clients in the United States as well as offering life-of-loan servicing. Cology LLC earns fees based primarily on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In connection with the transaction, we entered into special retention agreements with certain Cology LLC employees that provide for a bonus payment to those employees who are employed by Cology LLC on the one-year anniversary of the acquisition date, subject to the attainment of certain reductions in operating expenses by Cology LLC. We have not accrued any amounts under the special retention agreements as of September 30, 2013. We also established a performance incentive plan that provides for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of September 30, 2013.

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 30, 2013	June 30, 2013
	(dollars in thousands)
Cash equivalents (money market funds)	$35,250	$33,032
Interest-bearing deposits with the Federal Reserve	24,338	24,906
Interest-bearing deposits with banks	6,072	22,438
Non-interest-bearing deposits with banks	1,809	1,334
Federal funds sold	200	200

Total cash and cash equivalents	$67,669	$81,910

Cash and cash equivalents of Union Federal of $24.9 million and $27.0 million at September 30, 2013 and June 30, 2013, respectively, were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

(4) Short-term Investments

Short-term investments of $50.2 million at September 30, 2013 and $55.2 million at June 30, 2013 included certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 0.5 months to 4.6 months.

(5) Investments Available-for-Sale

We categorize investments available-for-sale by major security type. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major security type:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At September 30, 2013:
GSE mortgage-backed securities	$68,459	$322	$(999)	$67,782
Mortgage-backed securities issued by U.S. government agencies	12,611	99	(181)	12,529

Total	$81,070	$421	$(1,180)	$80,311

At June 30, 2013:
GSE mortgage-backed securities	$71,970	$294	$(1,020)	$71,244
Mortgage-backed securities issued by U.S. government agencies	13,554	153	(169)	13,538

Total	$85,524	$447	$(1,189)	$84,782

At September 30, 2013 and June 30, 2013, 11 and 10 investment securities, respectively, totaling $50.4 million and $53.1 million, had unrealized losses of $1.2 million and $1.2 million, respectively, and had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at September 30, 2013 and June 30, 2013 were temporary in nature.

The amortized cost basis of securities available-for-sale by maturity as of September 30, 2013 is presented below. Mortgage-backed securities were classified below based on the security’s weighted-average maturity, adjusted for anticipated prepayments. Contractual maturities on the mortgage-backed securities range from eight to 29 years.

	September 30, 2013
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$39	$45,044	$23,376	$68,459
Weighted average yield	0.59%	1.99%	1.79%	1.92%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$12,611	$—	$12,611
Weighted average yield	—%	2.42%	—%	2.42%

Total debt securities:
Amortized cost	$39	$57,655	$23,376	$81,070
Weighted average yield	0.59%	2.08%	1.79%	2.00%

Fair value	$39	$56,989	$23,283	$80,311

At September 30, 2013, the expected weighted average remaining life of the mortgage-backed security portfolio, calculated using prepayment speed assumptions, was 4.3 years.

(6) Education Loans Held-to-Maturity

(a) Gross Education Loans Outstanding

At September 30, 2013 and June 30, 2013, education loans outstanding primarily consisted of education loans held by Union Federal, totaling $71.1 million and $63.6 million, respectively. Other education loans consisted of loans totaling $1.0 million at both September 30, 2013 and June 30, 2013, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at September 30, 2013 and June 30, 2013.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	September 30, 2013	June 30, 2013
	(dollars in thousands)
Gross loan principal outstanding	$72,135	$64,655
Allowance for loan losses	(1,699)	(1,659)

Education loans held-to-maturity, net of allowance	$70,436	$62,996

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans:

	Three months ended September 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$1,659	$1,309
Provision (credit) for loan losses	134	(131)
Reserves reclassified from interest receivable for capitalized interest	7	15
Charge-offs	(117)	(18)
Recoveries from borrowers	16	185

Balance, end of period	$1,699	$1,360

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

At September 30, 2013 and June 30, 2013, there was $136 thousand and $189 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans included $56 thousand and $42 thousand, at September 30, 2013 and June 30, 2013, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under Accounting Standards Codification (ASC) 310, Receivables, for a specific reserve. At September 30, 2013, there were $17 thousand of education loans that were greater than 180 days past due, which were all Monogram-based education loans issued through Union Federal. These loans were charged-off in October 2013.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based portfolios held at Union Federal at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Weighted-average FICO score	753	752
Co-signers	83%	83%
Delinquent loans	0.78%	0.45%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

The following table provides additional information on the status of education loans outstanding:

	September 30, 2013	As a percentage of total	June 30, 2013	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$660	0.9%	$439	0.7%
In school and in deferment	26,181	36.3	22,948	35.5
In repayment, including alternative payment plans, classified as:
Current: ≤30 days past due	44,483	61.7	40,724	63.0
Delinquent: >30 days past due, but ≤120 days past due	675	0.9	355	0.5
Delinquent: >120 days past due, but ≤180 days past due	119	0.2	79	0.1
In default: >180 days past due, but not yet charged-off	17	—	110	0.2

Total gross loan principal outstanding	$72,135	100.0%	$64,655	100.0%

Non-accrual loan principal (>120 days past due)	$136	0.2%	$189	0.3%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	98	0.1	121	0.2
In alternative payment plans	894	1.2	784	1.2

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

The use of the forbearance program is contemplated at the origination of an education loan and, as noted in the credit agreement with the borrower, is granted at the lender’s discretion. Under both basic forbearance and alternative payment plans, the education loan continues to accrue interest. When forbearance ceases, unpaid interest is capitalized and added to principal outstanding, and the borrower’s required payments are recalculated at a higher amount to pay off the loan, plus the additional accrued and capitalized interest, at the original stated interest rate by the original maturity date. There is no forgiveness of principal or interest, reduction in the interest rate or extension of the maturity date.

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

There have been no modifications granted which would constitute a troubled debt restructuring (TDR) as it relates to our education loan portfolio.

(7) Mortgage Loans Held-to-Maturity

(a) Gross Mortgage Loans Outstanding

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. The following table summarizes the composition of the net carrying value of our mortgage loans held-to-maturity as of the dates indicated:

	September 30, 2013	June 30, 2013
	(dollars in thousands)
Gross loan principal outstanding	$14,661	$13,021
Allowance for loan losses	(480)	(440)
Deferred costs	58	48

Mortgage loans held-to-maturity, net of allowance	$14,239	$12,629

(b) Mortgage Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for mortgage loans:

	Three months ended September 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$440	$498
Provision for loan losses	40	58
Net charge-offs	—	—

Balance, end of period	$480	$556

On a quarterly basis, we prepare an estimate of the allowance necessary to cover estimated credit losses. We maintain the allowance at a level that we deem adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. We use a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves, for loans individually evaluated and deemed impaired, and general reserves, for groups of loans with similar risk characteristics, which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio. Key qualitative factors that we deemed likely to cause estimated credit losses to differ from the historical charge-off rate included underlying collateral values and the current economic environment and conditions. We believe these to be the most significant qualitative factors; however, we recognize that additional issues may also impact the estimate of credit losses to some degree. On a quarterly basis, we re-evaluate the qualitative factors in use in order to consider the impact of other issues, which based on changing circumstances, may become more significant in the future.

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. The following table summarizes the aging of past due mortgage loans. The balances represent outstanding principal net of charge-offs.

	September 30, 2013	June 30, 2013
	(dollars in thousands)
Non-accrual loans:
Residential (1-4 family)	$1,029	$570
Commercial/mixed use	—	94
Accruing loans:
Accruing loans 30-59 days past due	444	560
Accruing loans 60-89 days past due	114	—

We did not have any mortgage loans greater than 90 days past due that were accruing interest.

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, we measure the extent of the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report for a description of our policy for recognizing interest income on impaired loans.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	September 30, 2013
	Unpaid principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
	(dollars in thousands)
Residential (1-4) family	$1,628	$1,387	$343	$1,044	$221
Commercial/mixed use	121	121	—	121	36

	$1,749	$1,508	$343	$1,165	$257

There were three impaired residential (1-4) family loans totaling $343 thousand with no specific reserve at September 30, 2013. Two of the impaired loans had no specific reserves due to partial charge-offs taken for the amounts determined to be uncollectible and one had no specific reserve as the balance was supported by expected future cash flows.

	June 30, 2013
	Unpaid principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
	(dollars in thousands)
Residential (1-4) family	$1,532	$1,291	$701	$590	$209
Commercial/mixed use	340	215	94	121	36

	$1,872	$1,506	$795	$711	$245

There were four impaired residential (1-4) family loans totaling $701 thousand with no specific reserve at June 30, 2013. There was one impaired commercial/mixed use loan of $94 thousand with no specific reserve at June 30, 2013. These impaired loans had no specific reserves at June 30, 2013 due to partial charge-offs taken for the amounts determined to be uncollectible.

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated:

	Three months ended September 30,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
Residential (1-4) family	$1,389	$13	$1,734	$7
Commercial/mixed use	192	2	312	4

	$1,581	$15	$2,046	$11

Troubled Debt Restructurings

TDRs are loans where Union Federal, for economic reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or non-accrual loans. The total recorded investment in TDR loans, included in the impaired loan figures above, was $1.1 million as of both September 30, 2013 and June 30, 2013. Union Federal continued to accrue interest on all TDR loans except for four loans totaling $568 thousand as of September 30, 2013 and five loans totaling $664 thousand as of June 30, 2013. Union Federal assigned $179 thousand and $176 thousand of specific reserves to loans classified as TDRs as of September 30, 2013 and June 30, 2013, respectively. TDR loans were assigned specific reserves in accordance with our allowance for loan loss methodology.

Union Federal executed a modification to one performing residential (1-4) family loan totaling $100 thousand during the three month period ended September 30, 2013. The loan was modified by reducing the interest rate to a below market rate. The modification became effective on October 1, 2013. Union Federal executed a modification to one non-performing residential (1-4) family loan totaling $110 thousand during the three months ended September 30, 2012. The loan was modified by reducing the interest rate as well as extending the term of the loan. The loan balances on each loan did not change significantly post modification.

(8) Deposits for Participation Interest Accounts

In connection with certain of our lender clients’ Monogram-based loan programs, we have provided credit enhancements by funding participation interest accounts (participation accounts) to serve as a first-loss reserve for defaulted program loans. We have made deposits toward our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans.

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

(9) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheets

For financial instruments recorded at fair value on our consolidated balance sheets, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first three months of fiscal 2014 and the first three months of fiscal 2013, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheets:

Investments Available-for-Sale

We utilize a third-party pricing vendor to provide valuations on our investments available-for-sale, which include GSE mortgage-backed securities and mortgage-backed securities issued by U.S. government agencies. Fair values as provided by the vendor are generally determined based upon available direct market data (including trades, covers, bids, offers and price talk) along with market data for similar securities (including indices and market research). Prepayment/default projections based on historical statistics of the underlying collateral and current market data are also used by the vendor in determining a price for the securities. Management regards the inputs and methods used by the third-party pricing vendor to be Level 2 inputs and methods in the valuation hierarchy. We periodically obtain a secondary source to assess the reasonableness of prices provided by our primary pricing vendor.

Participation Interest Account Deposits

We record participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimated fair value using the net present value of expected future cash flows. At both September 30, 2013 and June 30, 2013, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant unobservable inputs are discussed below.

Service Revenue Receivables

We record our service revenue receivables at fair value on our consolidated balance sheets. Our service revenue receivables consist of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part. Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within the fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive a Level 3 estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward London Interbank Offered Rate (LIBOR) curve. These inputs have not changed significantly from June 30, 2013. Our significant unobservable inputs are discussed below.

The following table presents financial instruments carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis:

	September 30, 2013				June 30, 2013
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$80,311	$—	$80,311	$—	$84,782	$—	$84,782
Deposits for participation interest accounts	—	—	18,784	18,784	—	—	13,147	13,147
Service revenue receivables	—	—	13,913	13,913	—	—	14,817	14,817

Total assets	$—	$80,311	$32,697	$113,008	$—	$84,782	$27,964	$112,746

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2013 and 2012. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet date. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended September 30,
	2013		2012
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$13,147	$14,817	$4,039	$16,341
Realized and unrealized gains (losses)	(71)	445	(26)	838
Net contributions (distributions)	5,708	(1,349)	4,966	(1,112)

Fair value, end of period	$18,784	$13,913	$8,979	$16,067

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at September 30, 2013:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)

Deposits for participation interest accounts	$18,784	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$13,913	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and participation accounts include, but are not limited to, discount rates, prepayment rates, recovery rates and default rates. The forward LIBOR curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. There have been no significant changes in these inputs from June 30, 2013.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at September 30, 2013 and June 30, 2013 were related to certain of the securitization trusts we previously facilitated. Substantially all of the loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

(c) Fair Values of Other Financial Instruments

Fair value estimates for financial instruments not carried at fair value on our consolidated balance sheets are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The fair value estimates for the financial instruments disclosed below do not necessarily incorporate the exit price concept used to record financial instruments at fair value on our consolidated balance sheets.

Cash and Cash Equivalents, Short-term Investments, Restricted Cash and Restricted Funds Due to Clients

The carrying amount approximates fair value principally due to the short maturities of these instruments.

Mortgages

The fair value of the fixed-rate mortgage portfolio was determined by discounting the cash flows using rates obtained from a third party as of our consolidated balance sheet date. The fair value of the variable-rate portfolio was determined by discounting the scheduled cash flows through the estimated maturity of the loans using the interest rates offered as of our consolidated balance sheet date that reflect the current interest rate inherent in the loans. This method of estimating fair value does not incorporate the exit price concept of fair value. Mortgage loans were classified within Level 3 of the fair value hierarchy.

Education Loans

The fair value of education loans was determined by discounting the scheduled cash flows through the estimated maturity of the loans using interest rates offered as of our balance sheet date that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity was based on our historical repayment experience. Since the education loans held were principally variable-rate, carrying value approximates fair value. This method of estimating fair value does not incorporate the exit price concept of fair value. Education loans were classified within Level 3 of the fair value hierarchy.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheets at September 30, 2013 and June 30, 2013:

September 30, 2013	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$67,669	$67,669	$67,669	$—	$—
Short-term investments	50,204	50,204	50,204	—	—
Restricted cash	114,113	114,113	114,113	—	—
Education loans, net of allowance	70,436	70,668	—	—	70,668
Mortgage loans, net of allowance	14,239	14,207	—	—	14,207
Financial Liabilities:
Time deposits	$32,055	$32,342	$—	$32,342	$—
Savings, checking and money market deposits	133,433	133,433	133,433	—	—
Restricted funds due to clients	113,978	113,978	113,978	—	—

June 30, 2013	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$81,910	$81,910	$81,910	$—	$—
Short-term investments	55,179	55,179	55,179	—	—
Restricted cash	87,338	87,338	87,338	—	—
Education loans, net of allowance	62,996	63,197	—	—	63,197
Mortgage loans, net of allowance	12,629	12,538	—	—	12,538
Financial Liabilities:
Time deposits	$38,922	$39,273	$—	$39,273	$—
Savings, checking and money market deposits	125,055	125,055	125,055	—	—
Restricted funds due to clients	86,994	86,994	86,994	—	—

(10) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers during the second quarter of fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. Our customer list intangible asset will be amortized over a 15-year period on a straight line basis. We expect amortization expense related to the Cology LLC intangible asset to be approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through September 30, 2013.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased our customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both September 30, 2013 and June 30, 2013 and the adjusted cost basis of our customer list intangible was $17.9 million. We recorded no goodwill or intangible asset impairment through September 30, 2013.

(c) Intangible Assets

Intangible assets at September 30, 2013 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(3,668)	$19,932
Technology	6	4,400	(2,348)	2,052
Tradename	15	1,950	(356)	1,594

Total intangible assets at September 30, 2013		$29,950	$(6,372)	$23,578

Amortization expense recorded for the first three months of fiscal 2014 was $615 thousand.

Estimated annual amortization expense for the remainder of fiscal 2014 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2014	$1,179	$531	$99	$1,809
2015	1,573	608	130	2,311
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
Thereafter	12,461	—	975	13,436

Total	$19,932	$2,052	$1,594	$23,578

(11) Commitments and Contingencies

(a) Income Tax Matters

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the trust certificate of NC Residuals Owners Trust (the Trust Certificate). In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement (the Asset Services Agreement) pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the Internal Revenue Service (IRS) commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refunds previously received in the amount of $176.6 million. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures for a taxpayer who receives a tax refund in excess of $2.0 million, which may include an audit of such taxpayer’s tax return. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010. We cannot predict the timing or the outcome of the IRS audit.

We announced on August 15, 2013 that, as part of the audit process, we expected to receive a Notice of Proposed Adjustment (NOPA) from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved. The NOPAs neither address tax years beyond June 30, 2011 nor the assessment of penalties, if any.

The ongoing IRS audit or any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at September 30, 2013. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

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

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. The Commissioner has decided not to appeal the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On June 29, 2013, the Massachusetts Department of Revenue delivered a notice of intent to assess for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We have accrued for the additional tax liability, including interest, but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of September 30, 2013, we have accrued a total of $25.4 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

(b) Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s Chief Financial Officer and one of FMD’s Managing Directors. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the above action.

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current or former members of FMD’s Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley, and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures.

The defendants in each action intend to vigorously defend themselves. There can be no assurance, however, that the defense will be successful, and adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations. We are not presently able to estimate potential losses, if any, related to the lawsuits and, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could be material to our consolidated financial statements.

(c) Indemnifications—Sale of FMDS

In connection with the sale of our trust administrator, First Marblehead Data Services, Inc. (FMDS) in the third quarter of fiscal 2012, we have agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

The buyer’s rights to indemnification with respect to breaches of certain of our representations and warranties in the purchase agreement (the Fundamental Representations) are subject to a cap equal to the purchase price. The Fundamental Representations include representations and warranties by FMD with regard to its organization, its authorization of the transaction, the absence of broker’s fees and its ownership of the shares of capital stock of FMDS. The Fundamental Representations also include representations and warranties by FMD with regard to FMDS’ organization, qualification and corporate power, FMDS’ capitalization, the absence of broker’s fees, the absence of subsidiaries and certain tax matters.

The buyer’s rights to indemnification would not be subject to the purchase price cap in the case of any breach or nonperformance by us of any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is also not subject to the purchase price cap. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at September 30, 2013, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

(d) Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements, including its indemnification or loan repurchase obligations, under the loan purchase and sale agreement relating to the transaction. We were not aware of any contingencies existing at September 30, 2013 that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(e) Indemnifications—Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary, UFSB Private Loan SPV, LLC. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender based on loan origination errors under the facility. We were not aware of any contingencies existing at our consolidated balance sheet date that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(f) Other

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those discussed above under “—Income Tax Matters,” and “—Federal Class Action Lawsuits,” that could have a material adverse impact on our operations or financial condition.

(12) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,
	2013	2012
	(dollars and shares in thousands, except per share amounts)
Net loss available and allocated to common shares outstanding	$(11,554)	$(13,932)
Net loss per basic and diluted common share	$(0.10)	$(0.14)

Basic and diluted weighted average common shares outstanding	112,142	102,061

Anti-dilutive common stock equivalents	530	8,870

For the periods in which a net loss was incurred, common stock equivalents are considered anti-dilutive, and, therefore, are excluded from diluted weighted-average shares outstanding. Common stock equivalents include restricted stock units, stock options and, for the three months ended September 30, 2012, Series B Non-Voting Convertible Preferred Stock, $0.01 par value per share. For the stock options outstanding, the conversion or exercise price exceeds fair market value at the reporting date.

(13) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $22.5 million and $21.6 million at September 30, 2013 and June 30, 2013, respectively. During the three months ended September 30, 2013, Union Federal received capital contributions of $450 thousand from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2013 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well capitalized	September 30, 2013	June 30, 2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	24.2%	25.2%
Total risk-based capital	8.0	10.0	25.0	26.0
Tier 1 (core) capital	4.0	5.0	12.0	11.7

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

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision (OTS), Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distribution to FMD’s stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to FMD’s stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and accompanying notes included in Part I of this quarterly report and in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission, or SEC, on September 13, 2013, which we refer to as our Annual Report.

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “we,” “us,” “our” and similar references to refer to The First Marblehead Corporation and its subsidiaries, on a consolidated basis. We use the terms “First Marblehead” or “FMD” to refer to The First Marblehead Corporation on a stand-alone basis. We use the term “education loan” to refer to private education loans that are not guaranteed by the federal government. Our fiscal year ends on June 30, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ending June 30, 2014 as “fiscal 2014.”

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products, financial performance and liquidity, future funding transactions, projected costs, projected loan portfolio performance, future market position, prospects, plans and outlook of management and proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, or IRS, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to November 8, 2013.

Executive Summary

Overview

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform, which we refer to as our Monogram platform, as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. They are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. In addition, as detailed more fully below, we offer a number of other services on a stand-alone, fee-for-service basis in support of our clients, including tuition management services, loan processing and disbursement services, retail banking, loan origination, portfolio management and securitization services.

Our product and service offerings are part of a change in our revenue model with a focus on fee-based revenues. Our long-term success depends on the continued development of our four principal revenue lines:

•	Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal®, deposit accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•	Banking services—Union Federal offers traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•	Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its entire education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

•	Fee-for-service—Loan origination, portfolio management, analytical and structuring services, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems, LLC, which we refer to as TMS. TMS provides such services on behalf of over 700 educational institutions. Through our subsidiary Cology LLC, we earn fees for the processing of education loans on behalf of its approximately 270 credit union and other lender clients.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2014.

Loan Processing and Origination

During the first quarter of fiscal 2011, we began providing services for two lender clients related to school-certified education loan programs, including education loan origination, based on our Monogram platform. During fiscal 2012, we began performing services for Union Federal related to school-certified education loan programs based on our Monogram platform, including a K-12 loan program. In June 2012, we launched a Monogram-based loan program with a new lender client and, in August 2012, we launched a Monogram-based loan consolidation program with an existing client. Our Monogram platform continues to provide us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. The education loans that we originate on behalf of our partnered lending clients, excluding our subsidiary Union Federal, are not included on our consolidated balance sheets but, rather are included on the balance sheets of our partnered lending clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our partnered lending clients.

During the second quarter of fiscal 2013, we began to process and disburse education loans through Cology LLC on behalf of its credit union and other lender clients. Cology LLC earns fees primarily based on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Because Cology LLC is a loan processer, the education loans that it processes on behalf of its clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of its clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by Cology LLC on behalf of its clients.

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs for the three months ended September 30, 2013 and 2012, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for the three months ended September 30, 2013. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender.

	Three months ended September 30,
	2013					2012
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total
	(dollars in thousands)
Facilitated Loans	$61,894	$14,222	$76,116	$357,110	$433,226	$63,089	$21,378	$84,467
Disbursed Loans	33,732	8,721	42,453	194,480	236,933	33,077	12,925	46,002

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. Facilitated volumes at Union Federal declined when compared to the first quarter of fiscal 2013, primarily as a result of our decision to invest less in loan acquisition costs, principally marketing, as we balance loan acquisition costs, capital requirements and other regulatory parameters of Union Federal.

The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at September 30, 2013 and 2012:

	September 30,
	2013	2012
Weighted-average FICO score	753	752
Co-signers	83%	84%
Delinquent loans	0.78%	0.19%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past six years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent recently, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience any significant seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated. The service revenue receivables from these trusts that remain on our consolidated balance sheets at September 30, 2013 and June 30, 2013 have not been significantly impacted by defaults or recoveries since these trusts are backed by third-party guarantees that help to partially negate the overall impact of any default activity. Many of these securitization trusts are also cash flowing, seasoned portfolios that, for the most part, have relatively short remaining weighted-average lives.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2013 and during the three months ended September 30, 2013 as compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. Additionally, during the third quarter of fiscal 2013 a private education loan ABS issuance by a third party included a subordinate bond, the first such bond to be included in a new issuance since 2007. The inclusion of this subordinate bond served to increase the advance rate, or amount of funds raised as a percentage of the collateral in the issuance. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. However, we have not completed a securitization transaction since fiscal 2008 and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

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

We have invested in our distribution capabilities over the course of the past two fiscal years, including our school sales force and TMS, but we face challenges in increasing loan volumes. For example, competitors with larger customer bases, greater name or brand recognition, or more established customer relationships than those of our clients, have an advantage in attracting loan applicants at a lower acquisition cost than us and making education loans on a recurring, or “serialized,” basis.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. This is particularly true as the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including FMD’s subsidiary Union Federal. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where lenders continue to evaluate their education lending business models. Additionally, as one of our four partnered lending clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated in the 2011-2012, 2012-2013 and 2013-2014 academic years will be attractive to additional potential lender clients, as well as capital markets participants.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, or any additional lender clients, including clients acquired through our acquisition in fiscal 2013 of a substantial portion of the operating assets of Cology Inc. and its affiliates, which we refer to as the Cology Sellers. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, expense management and growth at TMS, Cology LLC and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as to develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the acquisition and, in addition, we hope to provide various Monogram-based products and services to these customers to assist them in education loan product design, pricing, marketing, reporting and analysis, as well as education loan portfolio management services.

Changes in any of the following factors could materially affect our financial results:

•	Demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, Cology LLC offerings and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	Our ability to sell Monogram products and services to Cology LLC’s customers;

•	An adverse outcome in any challenge to federal tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the audit of our past tax returns currently being conducted by the IRS, including as a result of the Notice of Proposed Adjustments, or NOPAs, we received from the IRS on September 10, 2013 that propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the NC Residual Owners Trust, or Trust Certificate, from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	Regulatory requirements applicable to Union Federal, TMS and FMD, including conditions and approvals relating to the Union Federal Private Student Loan Program, which limit Union Federal’s ability to fund education loans;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of our appeal of the Massachusetts Appellate Tax Board, or ATB, order, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a variable interest entity, or VIE;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators and processers of education loans, such as FMD’s subsidiaries First Marblehead Education Resources, or FMER, and Cology LLC;

•	Applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2013, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three Months Ended September 30, 2013 and 2012

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended September 30,		Change between periods better (worse)
	2013	2012	2013 - 2012
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,649	$1,193	$456
Interest expense	(387)	(273)	(114)

Net interest income	1,262	920	342
(Provision) credit for loan losses	(174)	74	(248)

Net interest income after (provision) credit for loan losses	1,088	994	94
Non-interest revenues:
Tuition payment processing fees	7,948	7,424	524
Administrative and other fees	4,396	3,415	981
Fair value changes to service revenue receivables	445	838	(393)

Total non-interest revenues	12,789	11,677	1,112

Total revenues	13,877	12,671	1,206
Total non-interest expenses	25,120	26,208	1,088

Loss from operations	(11,243)	(13,537)	2,294
Income tax expense	311	395	84

Net loss	$(11,554)	$(13,932)	$2,378

The net loss for the three months ended September 30, 2013 was $11.6 million, or $(0.10) per common share, compared to a net loss of $13.9 million, or $(0.14) per common share, for the three months ended September 30, 2012. The improvement in the net loss quarter-over-quarter was primarily attributable to a $1.1 million increase in non-interest revenues and a $1.1 million decline in non-interest expenses during the three months ended September 30, 2013.

Net Interest Income after (Provision) Credit for Loan Losses

Net interest income after (provision) credit for loan losses for the three months ended September 30, 2013 increased by $94 thousand as compared to the three months ended September 30, 2012. The increase resulted from an improved net interest margin due to an increase in net interest income from higher-yielding investment securities and education loans held by Union Federal. The provision for loan losses increased by $248 thousand as compared to a credit provision for the three months ended September 30, 2012. The change in the provision reflects higher cash recoveries received during the three months ended September 30, 2012, as compared to the three months ended September 30, 2013 on previously defaulted education loans transferred by Union Federal to an indirect subsidiary of FMD in 2009 coupled with a larger education loan portfolio on Union Federal’s balance sheet at September 30, 2013.

Non-Interest Revenues

Non-interest revenues included tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing and origination and program support and fees related to our Monogram platform, as well as fair value changes related to service revenue receivables.

Non-interest revenues for the three months ended September 30, 2013 were $12.8 million, up $1.1 million from the three months ended September 30, 2012. The increase was due to the inclusion of $1.9 million of revenues from Cology LLC for loan processing, increased tuition management fees of $524 thousand and increased education loan fee income of $618 thousand. These increases were partially offset by $1.5 million in lower revenues from special servicing coupled with decreases in the accretion of our service revenue receivables of $393 thousand.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheet. At September 30, 2013, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

Changes in the estimated fair value of our service revenue receivables due, less any cash distributions received, are recorded in our consolidated statements of operations within fair value changes to service revenue receivables.

In the absence of market-based transactions, we use cash flow modeling techniques to derive an estimate of fair value for financial reporting purposes. Significant observable and unobservable inputs used to develop our fair value estimates include, but are not limited to, recovery, net default and prepayment rates, discount rates and the forward London Interbank Offered Rate, or LIBOR, curve. For additional information, see Note 9, “Fair Value Measurements,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report.

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Three months ended September 30,		Change between periods better (worse)
	2013	2012	2013 - 2012
	(dollars in thousands)
Compensation and benefits	$10,441	$8,813	$(1,628)
General and administrative:
Third-party services	4,680	4,729	49
Depreciation and amortization	1,308	1,006	(302)
Marketing	1,130	3,164	2,034
Occupancy and equipment	2,866	3,095	229
Servicer fees	202	168	(34)
Merchant fees	2,612	2,234	(378)
Trust-related special servicing expenses	—	1,264	1,264
Other	1,881	1,735	(146)

Total general and administrative	14,679	17,395	2,716

Total non-interest expenses	$25,120	$26,208	$1,088

Total number of employees at fiscal quarter-end	293	296	(3)

Compensation and Benefits Compensation and benefits expenses for the three months ended September 30, 2013 and 2012 were $10.4 million and $8.8 million, respectively. The increase of $1.6 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily driven by $939 thousand in increased non-cash compensation related to restricted stock unit grants and $229 thousand in increased bonus expense during the three months ended September 30, 2013. Additional compensation expense related to Cology LLC was offset by reductions in headcount during the latter part of fiscal 2013.

General and Administrative General and administrative expenses for the three months ended September 30, 2013 decreased by $2.7 million, or 16%, when compared to the same period a year ago. The decrease was largely driven by a $2.0 million decline in marketing costs coupled with a $1.3 million decrease in trust-related special servicing expenses as a result of the cessation of our special servicing obligations for certain of the securitization trusts that we previously facilitated.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal years 2007 through 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See “—IRS Audit” below as well as Note 11, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ending between June 30, 2009 and June 30, 2013.

Income tax expense for the three months ended September 30, 2013 and 2012 was $311 thousand and $395 thousand, respectively, which included an interest accrual related to the ATB matter.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of September 30, 2013 and June 30, 2013, totaling $48.7 million and $45.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of September 30, 2013 and June 30, 2013. We will continue to review the recognition of deferred tax assets on a quarterly basis.

IRS Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into an asset services agreement, which we refer to as the Asset Services Agreement, pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. Furthermore, we received a federal income tax refund of $45.1 million in October 2010 related to the operating losses in fiscal 2010, which we applied to taxable income from fiscal 2008. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refunds previously received in the amount of $176.6 million. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures for a taxpayer who receives a tax refund in excess of $2.0 million, which may include an audit of such taxpayer’s tax return. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit.

We announced on August 15, 2013 that, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011.

The NOPAs are proposed recommendations of the reviewing agent in the IRS field office and, as such, are initial IRS positions and not final determinations, and, as a result, do not require any tax payment at the time of issuance. We have considered the requirements of Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at September 30, 2013. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

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

Financial Condition

Total assets increased $19.2 million, or 4.0%, to $491.5 million at September 30, 2013 from $472.3 million at June 30, 2013. Total stockholders’ equity decreased by $10.3 million, or 5.7%, to $169.1 million at September 30, 2013 from $179.3 million at June 30, 2013. The changes in our financial position from June 30, 2013 to September 30, 2013 are discussed in detail below.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $117.9 million and $137.1 million at September 30, 2013 and June 30, 2013, respectively. At September 30, 2013, FMD and its non-bank subsidiaries held $93.0 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions. Union Federal held a total of $24.9 million in interest-bearing and non-interest-bearing deposits and money market funds at September 30, 2013. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or the OCC.

The decrease of $19.2 million was primarily a result of $4.8 million related to net investments in available-for-sale securities, education loans and mortgage loans at Union Federal, $6.4 million to fund operations and $5.6 million in additional deposits for participation accounts. These uses were partially offset by net growth in deposits at Union Federal of $1.5 million.

Restricted Cash

At September 30, 2013, restricted cash on our consolidated balance sheets was $114.1 million, of which $111.6 million was held by TMS. Restricted cash at June 30, 2013 was $87.3 million, of which $86.7 million was held by TMS.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $327.0 million during August 2013 to a low of $38.8 million during May 2013. At times, TMS may deposit a portion of restricted cash in a deposit account at Union Federal. Such deposit is governed by a trust agreement between TMS and a third party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted and, accordingly, would not be included in restricted cash in our consolidated financial statements. Union Federal did not hold any TMS funds at September 30, 2013 or June 30, 2013. Restricted cash held by Cology LLC represents loan origination proceeds and loan payments which it collects and disburses on behalf of its lender clients. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to schools.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value at our consolidated balance sheet date. Our investment portfolio provides a source of short-term liquidity. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both September 30, 2013 and June 30, 2013. The investments available-for-sale decreased by $4.5 million from $84.8 million at June 30, 2013 to $80.3 million at September 30, 2013 due to principal repayments received during the three month period ended September 30, 2013. The portfolio had generated net unrealized losses of $759 thousand and $742 thousand at September 30, 2013 and June 30, 2013, respectively, which was recognized in other comprehensive (loss) income, a component of stockholders’ equity.

See Note 5, “Investments Available-for-Sale,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Loans

At September 30, 2013 and June 30, 2013, we classified all education loans and substantially all mortgage loans as held-to-maturity. The net carrying value of loans consisted of the following, as of the dates indicated:

	September 30, 2013	June 30, 2013
	(dollars in thousands)
Education loans held-to-maturity, net	$70,436	$62,996
Mortgage loans held-to-maturity, net	14,239	12,629

See Note 6, “Education Loans Held-to-Maturity” and Note 7, “Mortgage Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Education Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity:

	Three months ended September 30,
	2013			2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$64,655	$(1,659)	$62,996	$34,404	$(1,309)	$33,095
Disbursements of principal to borrowers	8,722	—	8,722	12,925	—	12,925
Principal receipts from borrowers	(1,190)	—	(1,190)	(794)	—	(794)
Interest capitalized on loans in deferment and forbearance	42	—	42	17	—	17
(Provision) credit for loan losses	—	(134)	(134)	—	131	131
Reserves reclassified from interest receivable for capitalized interest	7	(7)	—	15	(15)	—
Net charge-offs:
Charge-offs	(117)	117	—	(18)	18	—
Recoveries from borrowers	16	(16)	—	185	(185)	—

Net charge-offs	(101)	101	—	167	(167)	—

Balance, end of period	$72,135	$(1,699)	$70,436	$46,734	$(1,360)	$45,374

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

At September 30, 2013 and June 30, 2013, there were $136 thousand and $189 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans included $56 thousand and $54 thousand, at September 30, 2013 and June 30, 2013, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under ASC 310, Receivables, for a specific reserve. At September 30, 2013, there were $17 thousand of education loans that were greater than 180 days past due, which were all Monogram-based education loans issued through Union Federal. These loans were charged-off in October 2013.

Loans which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform, were fully reserved for at September 30, 2013 and June 20, 2013.

See Note 6, “Education Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Mortgage Loan Losses

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. We establish a general allowance for loan losses for mortgage loans that have similar risk profiles. The allowance allocation factor for the general reserve is based on the historical net charge-off rate, which is then adjusted for current qualitative or environmental factors that are probable to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the portfolio on an ongoing basis. In addition, we establish a specific allowance for loan losses when a loan is deemed to be impaired. Management estimates the credit loss by comparing the loan’s carrying value against either (1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price or (3) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

The following table summarizes the activity in the allowance for loan losses for mortgage loans:

	Three months ended September 30,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$440	$498
Provision for loan losses	40	58
Net charge-offs	—	—

Balance, end of period	$480	$556

See Note 7, “Mortgage Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $5.6 million in the three months ended September 30, 2013 compared to the three months ended June 30, 2013, primarily due to increased funding for fiscal 2014 education loan volume.

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

As it relates to Cology LLC, the customer list intangible asset is related to lender clients, including credit unions, banks and schools, with which the Cology Sellers had existing loan origination and servicing programs in place as of October 19, 2012, the closing date of the acquisition. Goodwill represents the value ascribed to the acquisition of a substantial portion of the operating assets of the Cology Sellers that cannot be separately ascribed to a tangible or intangible asset.

In fiscal 2013, we evaluated our goodwill for impairment on May 31, which is our annual impairment testing date, and concluded that the fair market values of the TMS and Cology LLC reporting units were approximately 40% and 15%, respectively, in excess of our recorded book value and, therefore, were not impaired as of that date. In determining whether impairment exists, we assess impairment at the level of the TMS and Cology LLC reporting units. There have been no indicators of impairment since that date.

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

At September 30, 2013, our net intangible assets balance was $23.6 million, of which $18.2 million related to TMS and $5.3 million related to Cology LLC. During the three months ended September 30, 2013, we recorded amortization expense of $484 thousand related to TMS and $94 thousand related to Cology LLC.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At September 30, 2013, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased from $179.3 million at June 30, 2013 to $169.1 million at September 30, 2013 as a result of our net loss of $11.6 million, partially offset by an increase of $2.0 million in additional paid-in capital for stock compensation.

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

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheet, net interest income and yields earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$72,860	$37	0.20%	$128,380	$53	0.16%
Short-term investments	52,581	46	0.34	69,239	102	0.59
Interest-bearing restricted cash	12,896	4	0.14	21,372	22	0.40
Investments available-for-sale	83,506	397	1.90	69,823	348	1.99
Education loans held-to-maturity	66,316	1,037	6.20	37,610	590	6.22
Mortgage loans held-to-maturity	13,565	128	3.76	8,720	78	3.59

Total interest-earning assets	301,724	1,649	2.17	335,144	1,193	1.41
Non-interest-bearing cash	1,639			1,191
Allowance for loan losses and lower of cost or fair value adjustments	(2,069)			(1,947)
Other assets	225,567			173,074

Total assets	$526,861			$507,462

Liabilities:
Time and savings account deposits	$40,495	$101	0.99%	$48,891	$125	1.02%
Money market account deposits	123,467	271	0.87	40,046	108	1.07
Other interest-bearing liabilities	952	15	6.19	2,607	40	6.10

Total interest-bearing liabilities	164,914	387	0.93	91,544	273	1.18
All other liabilities	188,153			195,838

Total liabilities	353,067			287,382
Stockholders’ equity	173,794			220,080

Total liabilities and stockholders’ equity	$526,861			$507,462

Total interest-earning assets	$301,724			$335,144

Net interest income		$1,262			$920

Net interest margin			1.66%			1.09%

Analysis of changes in net interest income

	Change between periods for three months ended September 30,
	2013 - 2012
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(29)	$13	$(16)
Short-term investments	(14)	(42)	(56)
Interest-bearing restricted cash	(3)	(15)	(18)
Investments available-for-sale	65	(16)	49
Education loans held-to-maturity	449	(2)	447
Mortgage loans held-to-maturity	46	4	50

Total interest income			456

Time and savings account deposits	(20)	(4)	(24)
Money market account deposits	183	(20)	163
Other interest-bearing liabilities	(26)	1	(25)

Total interest expense			114

Net increase in net interest income			$342

Liquidity and Capital Resources

Sources and Uses of Cash

The following is a discussion of the sources and uses of cash on a U.S. generally accepted accounting principles, or GAAP, basis as presented in our consolidated statements of cash flows included in our unaudited consolidated financial statements included in Part I of this quarterly report. We also use a non-GAAP financial metric, “net operating cash usage,” when evaluating our cash and liquidity position, discussed below under “—Non-GAAP Measure: Net Operating Cash Usage.”

Net cash used in operating activities for the three months ended September 30, 2013 was $14.8 million, compared with net cash used in operating activities of $19.9 million for the three months ended September 30, 2012. The $5.1 million decrease in cash used was principally the result of a $2.4 million lower net loss coupled with an overall reduction of $2.3 million in accounts payable funding as compared to the three months ended September 30, 2012.

We anticipate continuing to receive fees related to loan processing and origination and portfolio management services as well as fees related to Monogram-based loan programs. We believe that significant cash, cash equivalents and investments, coupled with the management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short and long term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash used in investing activities for the three months ended September 30, 2013 was $257 thousand, compared with net cash provided by investing activities of $6.1 million for the three months ended September 30, 2012. The decrease of $6.4 million was primarily due to a $20.0 million decline in proceeds from maturities of short-term investments partially offset by a $13.8 million decrease in net investments in available-for-sale securities, educations loans and mortgage loans held by Union Federal.

Net cash provided by financing activities was $835 thousand for the three months ended September 30, 2013 compared to net cash provided by financing activities of $17.1 million for the three months ended September 30, 2012, primarily due to $15.7 million in decreased deposit growth for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

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

Sources and Uses of Liquidity

We expect to fund our short-term liquidity requirements primarily through cash and cash equivalents and revenues from operations, and we expect to fund our long-term liquidity requirements through a combination of revenues from operations and various financing vehicles available to us. We may also utilize issuances of common stock, promissory notes or other securities or the potential sale of certain assets of FMD. We expect to assess our financing alternatives periodically and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements, or if we were to enter into a strategic arrangement with another company, we may need to sell additional equity or debt securities. Any sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to further delay, reduce the scope of or eliminate one or more aspects of our operational activities, which could harm our business.

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal, TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

•	The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in challenges to tax refunds previously received in the amounts of $176.6 million in connection with our sale of the Trust Certificate and the $45.1 million income tax refund received in October 2010. In connection with the IRS audit, on September 10, 2013, we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to effectively and efficiently manage our expense base;

•	The ability to access wholesale financing opportunities within Union Federal to help meet the liquidity needs generated by Monogram-based loans;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions or credit enhancements FMD may make to Union Federal;

•	The resolution of our appeal of the ATB Order, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized.

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

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at September 30, 2013:

(dollars in thousands)
Within three months	$2,958
Three to six months	2,297
Six months to twelve months	3,573
Greater than twelve months	5,275

Total time deposits >$100 thousand	$14,103

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

Line of Credit

At September 30, 2013, through Union Federal, we had $78.8 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at September 30, 2013 or June 30, 2013.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from operations for the three months ended September 30, 2013 and 2012 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended September 30,
	2013	2012
	(dollars in thousands)
Loss from operations	$(11,243)	$(13,537)
Adjustments to loss from operations:
Fair value changes to service revenue receivables	(445)	(838)
Cash distributions from service revenue receivables	1,349	1,112
Depreciation and amortization	1,308	1,006
Stock-based compensation	1,988	1,068
Change in TMS deferred revenue	1,506	1,458
Additions to property and equipment	(671)	(860)
Other	(219)	(247)

Non-GAAP net operating cash usage	$(6,427)	$(10,838)

“Net operating cash usage” for the three months ended September 30, 2013 improved by $4.4 million, or 41%, compared to the three months ended September 30, 2012. The decrease of $4.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was largely the result of a decrease in non-interest cash expenses of $2.3 million driven principally by decreases of $3.0 million in general and administrative expenses offset by increases of $700 thousand in cash based compensation and benefits expenses. The decline in general and administrative expenses was largely due to a decrease of $2.0 million in marketing costs coupled with a $1.3 million decrease in the trust-related special servicing expenses as a result of the cessation of our special servicing obligations for certain securitization trusts previously facilitated by us.

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

Union Federal’s equity capital was $22.5 million at September 30, 2013, up from $21.6 million at June 30, 2013. FMD made capital contributions of $450 thousand to Union Federal during the three months ended September 30, 2013. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of September 30, 2013 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	September 30, 2013	June 30, 2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	24.2%	25.2%
Total risk-based capital	8.0	10.0	25.0	26.0
Tier 1 (core) capital	4.0	5.0	12.0	11.7

FMD is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the Federal Reserve, as a savings and loan holding company, and Union Federal is subject to regulation, supervision and examination by the OCC.

In March 2010, the FMD Board of Directors adopted resolutions required by the U.S. Office of Thrift Supervision, or OTS, Union Federal’s regulator at that time, undertaking to support the implementation by Union Federal of its business plan, so long as Union Federal is owned or controlled by FMD, and to notify the OTS (and now the OCC effective in fiscal 2012) in advance of any distribution to FMD’s stockholders in excess of $1.0 million per fiscal quarter and any incurrence or guarantee of debt in excess of $5.0 million. These resolutions continue to be applied by the Federal Reserve. Distribution to FMD’s stockholders may be further restricted by the Federal Reserve’s required approval in those instances when such distributions exceed the net earnings of the prior 12-month period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is the primary market risk associated with our operations. Management monitors liquidity and interest rate risk matters. These matters are discussed with the FMD Board of Directors and the Union Federal Board of Directors, as applicable. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. Interest rate risk applies to all of our interest-bearing assets and liabilities, as well as service revenue receivables and the deposits for participation accounts.

Our risk-based interest-bearing assets are largely made up of our investments available-for-sale, education loans and mortgage loans. The mix of fixed-rate versus variable-rate instruments for our investments available-for-sale and loan portfolios as of September 30, 2013 are presented in the table below:

September 30, 2013	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$80,311	$15,944	19.9%	$64,367	80.1%
Education loans held-to-maturity	70,436	70,436	100.0	—	—
Mortgage loans held-to-maturity	14,239	3,431	24.1	10,808	75.9

	$164,986	$89,811	54.4%	$75,175	45.6%

As shown above, at September 30, 2013, our education loan portfolio consisted entirely of variable-rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 20% of our investments available-for-sale and approximately 24% of our mortgage loan portfolio were also variable-rate instruments. As market rates increase or decrease, our variable-rate interest-bearing assets are likely to be immediately impacted while our interest-bearing liabilities would be slower to reprice. The balance of the interest-bearing assets in the table above were fixed-rate instruments. Of these fixed-rate instruments, approximately 86% were available-for-sale securities, which had a weighted average life of 4.3 years. In addition to the interest-bearing assets in the table above, our interest-bearing assets included short-term investments of $50.2 million at September 30, 2013, which consisted of fixed-rate certificates of deposit that have maturities of less than one year.

Our interest-bearing liabilities consisted of customer deposits held at Union Federal, totaling $165.5 million at September 30, 2013. Of these deposits, approximately 81% were comprised of demand deposits, including savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 19% of customer deposits represented fixed-rate time deposits, of which approximately 28% had maturities in excess of 12 months from September 30, 2013.

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

Our investment decisions with respect to the interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As noted above, approximately 24% of Union Federal’s mortgage loans, approximately 20% of its available-for-sale securities and all of its education loans had variable interest rates at September 30, 2013. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. We invest our excess cash primarily in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results in order to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates. Further, increases in interest rates may have an adverse impact on our consolidated balance sheets as the fixed-rate portion of our investments available-for-sale portfolio could continue to experience unrealized losses. Interest rate risk is mitigated with respect to our investments available-for-sale portfolio due to the largely variable-rate nature of our other interest-bearing assets and liabilities and the short duration of the portfolio.

We use current market interest rates and our expectations of future interest rates to estimate the fair value of our service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 4.	Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

Internal Revenue Service Audit

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. As a result of the sale of the Trust Certificate, as well as our operating losses incurred in fiscal 2009, we recorded an income tax receivable for federal income taxes paid on taxable income in prior fiscal years. In fiscal 2010, we received a total of $189.3 million in federal and state income tax refunds related to our income tax receivables. In April 2010, the IRS commenced an audit of our tax returns for fiscal 2007 through fiscal 2009, including a review of the tax treatment of the sale of the Trust Certificate and the federal tax refunds previously received in the amount of $176.6 million. Such audits are consistent with the practice of the Joint Committee of Taxation, which requires the IRS to perform additional procedures for a taxpayer who receives a tax refund in excess of $2.0 million, which may include an audit of such taxpayer’s tax return. The IRS is also auditing our fiscal 2010 tax return in light of the $45.1 million income tax refund that we received in October 2010. We cannot predict the timing or outcome of the IRS audit.

We announced on August 15, 2013 that, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. The NOPAs are only initial IRS positions and not final determinations and, as a result, do not require any tax payment at this time.

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails, by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at September 30, 2013. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three Months Ended September 30, 2013 and 2012—Overall Results—IRS Audit” included in Item 2 of Part I of this quarterly report for additional information.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings in the ATB Order, which we refer to as the ATB Opinion. We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile.

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). The Commissioner has decided not to appeal the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On June 29, 2013, the Massachusetts Department of Revenue delivered a notice of intent to assess for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We have accrued for the additional tax liability, including interest, but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of September 30, 2013, we have accrued a total of $25.4 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s Chief Financial Officer and one of FMD’s Managing Directors. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the above action.

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current or former members of FMD’s Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley, and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures.

The defendants in each action intend to vigorously defend themselves. There can be no assurance, however, that the defense will be successful, and adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations, which could, in turn, have a negative effect on the price of our common stock. In addition, although we carry insurance for these types of claims, we are not presently able to reasonably estimate potential losses, if any, related to the lawsuits and a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of a substantial portion of the operating assets of the Cology Sellers.

•	We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•	The price of our common stock may be volatile.

In addition, we added the following risk factors:

•	We may not be able to adequately raise the price of our common stock to remain compliant with NYSE listing standards.

•	Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers, which could impact us as both a provider of services to financial institutions as well as a consumer of such services by third party service providers.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic environment where there has been reluctance by many lenders to focus on education lending opportunities. Through November 8, 2013, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including FMD’s subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of September 30, 2013, the fair value of our funded credit enhancements was $18.8 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would erode our liquidity position and could damage business prospects for our Monogram platform.

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

In addition, if education loans were or are marketed by our clients in a manner that is found to be unfair, deceptive or abusive, or if the marketing, origination or servicing violated or violates any applicable law, federal or state unfair and deceptive practices acts could impose liability or, in limited circumstances, create defenses to the enforceability of the loan. Investigations by state Attorneys General, the CFPB, the U.S. Congress or others could have a negative impact on lenders’ desire to originate and market education loans. The Higher Education Opportunity Act creates significant additional restrictions on the marketing of education loans.

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

As part of our previous cost reduction initiatives we have terminated employees, including members of senior management. Although we believe that our capital resources as of September 30, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing income tax audits. See Note 11, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

As of September 30, 2013, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We have made several assumptions regarding cost and revenue synergies in connection with Cology LLC’s acquisition of a substantial portion of the operating assets of the Cology Sellers, many of which are dependent upon how successful we are in integrating the business of Cology LLC. The difficulties of integrating Cology LLC’s operations include, among other things:

•	Retaining customers;

•	Consolidating corporate and administrative functions;

•	Coordinating sales and marketing functions;

•	Selling Monogram-based products and services to Cology LLC clients; and

•	Persuading employees that the First Marblehead and Cology LLC business cultures are compatible, maintaining morale and retaining key employees.

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

From time to time, we are subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. In the past, we have been named as a defendant in securities class action lawsuits, and on August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD and certain of FMD’s officers and on October 23, 2013 a different plaintiff filed a related derivative action in the same court against certain of FMD’s officers and certain current or former members of FMD’s Board of Directors. We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

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

Effective March 31, 2009, we completed the sale of the Trust Certificate. In connection with the sale of the Trust Certificate, FMD entered into the Asset Services Agreement pursuant to which FMD provided various consulting and advisory services to the purchaser of the Trust Certificate. The sale generated a cash refund of federal and state income taxes previously paid of $189.3 million. The federal and state income tax consequences of the sale of the Trust Certificate, however, are complex and uncertain. The IRS has been conducting an audit of our tax returns for fiscal 2007 through fiscal 2010, including a review of the tax treatment of the sale of the Trust Certificate, as well as the federal tax refunds previously received in the amounts of $176.6 million and $45.1 million. We announced on August 15, 2013 that, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. In the NOPAs, the IRS asserts that our sale of the Trust Certificate should not be recognized for federal income tax purposes primarily because we retained the economic benefits and burdens of the Trust Certificate, including, among other things, retaining certain repurchase rights and data rights. The IRS further concludes that the transaction should be characterized as a financing instead of a sale and asserts that the sale of the Trust Certificate and the execution of the Asset Services Agreement had the impact of converting taxable income to the owner from an accrual basis to a cash basis. As a result, the NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. While we have not recorded an accrual for this matter in our consolidated financial statements, such an accrual, if it becomes necessary, could be significant and material. The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails, by necessity, the need to incorporate estimates.

The ongoing IRS audit or any other investigation, audit, appeals proceeding or suit relating to the sale of the Trust Certificate could result in substantial costs. A state taxing authority could also challenge our tax position in connection with the transactions, notwithstanding our receipt of any income tax refund.

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner has decided not to appeal the ATB’s other findings. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. On June 29, 2013, the Massachusetts Department of Revenue delivered a notice of intent to assess for our taxable years ended June 30, 2008 and June 30, 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We have accrued for the additional tax liability, including interest, but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. We have accrued a total income tax liability of $25.4 million, including interest, as of September 30, 2013 related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include the determination of which securitization trusts to consolidate, income taxes relating to uncertain tax positions under ASC 740, the valuation of our service revenue receivables and deposits for participation accounts and our determination of goodwill and intangible asset impairment.

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

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary UFSB Private Loan SPV, LLC. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender under the facility based on loan origination errors under the facility. See Note 11, “Commitments and Contingencies—Indemnifications—Union Federal,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse effect on our liquidity or financial condition.

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

Although we believe that our capital resources as of September 30, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient, particularly in light of ongoing federal and state income tax audits. In particular, as we announced on August 15, 2013, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. See Note 11, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

At September 30, 2013, we had $20.1 million of goodwill and $23.5 million of intangible assets related to our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

Effective July 1, 2010, we adopted Accounting Standards Update, or ASU, 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, and ASU 2009-17, Consolidation (Topic 810)—Improvement to Financial Reporting by Enterprises Involved With Variable Interest Entities, or ASU 2009-17, which amended the accounting for consolidation of variable interest entities, or VIEs. We are required to continually reassess our involvement with each VIE in which we have an interest, both on- and off-balance sheet, and our determination of whether consolidation or deconsolidation of a VIE is appropriate.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued two Annual Reports, the first of which noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding student loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. As a result, we expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

Third parties with which we do, or have done, business, including federal and state chartered financial institutions and non-bank loan marketers, are subject to registration, licensing and governmental regulations, including the Truth-in-Lending Act and other consumer protection laws and regulations. For example, some of the third-party marketers with which we have done or may do business may be subject to state registration or licensing requirements and laws and regulations, including those relating to loan brokers, small loan lenders, credit services organizations, loan arrangers and collection agencies. As a result of the activities that we conduct or may conduct for our clients, it may be asserted that we have some responsibility for compliance by third parties with whom we do business with the laws and regulations applicable to them, whether on contractual or other grounds. If it is determined that we have failed to comply with our obligations with respect to these third parties, we could be subject to civil or criminal liability. Even if we bear no legal liability for the actions of these third parties, the imposition of licensing and registration requirements on them, or any sanctions against them for conducting business without a license or registration, may reduce the volume of loans we process from them in the future.

Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers, which could impact us as both a provider of services to financial institutions as well as a consumer of such services by third party service providers.

The CFPB and, more recently, the OCC, have issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring, and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.

We are subject to a broad range of federal and state consumer protection laws applicable to our student lending, mortgage lending and other retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, licensing, interest rates and loan fees, disclosures of loan terms, marketing, brokering, servicing, collections and foreclosure.

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

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, our TMS offerings and our Cology LLC offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	Developments or the perception of developments in litigation or proceedings in which we are involved, including any challenges to tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the ongoing IRS audit of our past tax returns, including as a result of the NOPAs we received on September 10, 2013, the resolution of our appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax return, the purported class action filed against FMD and certain of FMD’s officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s officers and certain current or former members of FMD’s Board of Directors in the United States District Court for the District of Massachusetts in October 2013;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at Union Federal or us;

•	Application of accounting policies and pronouncements, and their effects on our reported financial condition and results of operations, including future determinations under ASU 2009-17 to consolidate or deconsolidate VIEs;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Delisting of our common stock from the New York Stock Exchange, or NYSE, for failure to comply with NYSE continued listing standards, including without limitation, the NYSE’s average closing price standard;

•	Negative investor reaction in response to the proposed 1-for-10 reverse stock split, should we obtain stockholder approval for such a transaction at our 2013 annual meeting of stockholders and should the FMD Board of Directors or a committee of the FMD Board of Directors determine it in FMD’s best interest to effect such a reverse stock split;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of our common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. In August 2013, a purported class action was filed against us and certain of our current officers in the United States District Court for the District of Massachusetts. The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. No class has been certified in the action. In addition, in October 2013, a different plaintiff filed a related derivative action in the same court against certain of FMD’s officers and certain current or former members of FMD’s Board of Directors. The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures

The defendants in each action intend to vigorously defend themselves, however, there can be no assurance that the defense will be successful, and regardless of the merits of their defenses, the price of our common stock could be adversely affected by a perception of risk in connection with these lawsuits, including any such perception that may arise out of any adverse developments and/or an adverse resolution of either lawsuit. In addition, adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations, which could, in turn, have a negative effect on the price of our common stock. Although we carry insurance for these types of claims, we are not presently able to reasonably estimate potential losses, if any, related to the lawsuit and a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.

We may not be able to adequately raise the price of our common stock to remain compliant with NYSE listing standards.

On September 23, 2013, we received notice from the NYSE stating that we were not in compliance with one of the continued listing standards of the NYSE. The applicable listing standard requires an average closing price of our common stock of not less than $1.00 per share over a consecutive 30-trading-day period. We have been provided a six-month cure period to regain compliance with the rule. We can regain compliance if, on the last trading day of any calendar month during the cure period, the closing price per share of our common stock is at least $1.00 and the average closing price per share of our common stock is at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If we are unable to cure this non-compliance within the prescribed six-month period, the NYSE will commence delisting procedures. As of November 5, 2013, the closing price of our common stock was $0.86 per share.

Stockholders that own large blocks of our common stock could exercise substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

There are certain investors that hold large blocks of our common stock, which could impact the outcome of key transactions. In addition, our directors and executive officers owned approximately 9.5% of the outstanding shares of our common stock as of September 30, 2013, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended September 30, 2013 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1—31, 2013	—	$—	—	N/A
August 1—31, 2013	542,422	1.18	—	N/A
September 1—30, 2013	42,168	0.80	—	N/A

Total Purchases of Equity Securities(1)	584,590	$1.15	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and had an expiration date of September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: November 8, 2013	By:	/s/ Kenneth Klipper
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document