Form 10-Q
period 2013-12-31
FIRST MARBLEHEAD CORP
filed 2014-02-10
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 6, 2014, the registrant had 11,288,416 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	December 31, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$49,827	$81,910
Short-term investments, at cost	51,169	55,179
Restricted cash	176,595	87,338
Investments available-for-sale, at fair value	76,266	84,782
Education loans held-for-sale, at lower of cost or fair value	53,906	—
Education loans held-to-maturity, net of allowance of $1,460 and $1,659	19,250	62,996
Mortgage loans held-to-maturity, net of allowance of $488 and $440	14,961	12,629
Deposits for participation interest accounts, at fair value	20,552	13,147
Service revenue receivables, at fair value	13,620	14,817
Goodwill	20,066	20,066
Intangible assets, net	22,962	24,193
Property and equipment, net	6,154	6,176
Other assets	11,157	9,060

Total assets	$536,485	$472,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$159,267	$163,977
Restricted funds due to clients	176,410	86,994
Accounts payable, accrued expenses and other liabilities	11,534	14,884
Income taxes payable	26,284	25,922
Net deferred income tax liability	1,390	1,189

Total liabilities	374,885	292,966
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,238 and 12,051 shares issued; 11,283 and 11,154 shares outstanding	122	120
Additional paid-in capital	460,818	457,927
Accumulated deficit	(110,026)	(90,824)
Treasury stock, 955 and 897 shares held, at cost	(187,827)	(187,154)
Accumulated other comprehensive loss	(1,487)	(742)

Total stockholders’ equity	161,600	179,327

Total liabilities and stockholders’ equity	$536,485	$472,293

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Revenues:
Net interest income:
Interest income	$1,770	$1,367	$3,419	$2,560
Interest expense	(373)	(341)	(760)	(614)

Net interest income	1,397	1,026	2,659	1,946
(Provision) credit for loan losses	152	46	(22)	120

Net interest income after (provision) credit for loan losses	1,549	1,072	2,637	2,066
Non-interest revenues:
Tuition payment processing fees	7,638	7,374	15,586	14,798
Administrative and other fees	2,593	2,386	6,989	5,801
Fair value changes to service revenue receivables	437	381	882	1,219

Total non-interest revenues	10,668	10,141	23,457	21,818

Total revenues	12,217	11,213	26,094	23,884
Non-interest expenses:
Compensation and benefits	8,450	10,396	18,891	19,209
General and administrative	11,434	13,006	26,113	30,401

Total non-interest expenses	19,884	23,402	45,004	49,610

Loss from operations	(7,667)	(12,189)	(18,910)	(25,726)
Other income	281	281	281	281

Loss from operations, before income taxes	(7,386)	(11,908)	(18,629)	(25,445)
Income tax expense	262	375	573	770

Net loss	$(7,648)	$(12,283)	$(19,202)	$(26,215)

Net loss per basic and diluted common share	$(0.68)	$(1.17)	$(1.71)	$(2.53)
Basic and diluted weighted-average common shares outstanding	11,283	10,490	11,248	10,348

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Net loss	$(7,648)	$(12,283)	$(19,202)	$(26,215)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments available-for-sale arising during the period	(728)	454	(745)	953

Total comprehensive loss	$(8,376)	$(11,829)	$(19,947)	$(25,262)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional		Accumulated other comprehensive (loss)	Total
			Issued		In treasury		paid-in	Accumulated	income, net of	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	tax	equity
Balance at June 30, 2012	133	$1	11,066	$110	(866)	$(186,828)	$453,722	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,215)	—	(26,215)
Other comprehensive income	—	—	—	—	—	—	—	—	953	953

Total comprehensive loss	—	—	—	—	—	—	—	(26,215)	953	(25,262)
Net stock issuance from vesting of stock units	—	—	27	—	(6)	(73)	—	—	—	(73)
Stock-based compensation	—	—	—	—	—	—	2,149	—	—	2,149
Conversion of preferred stock	(133)	(1)	885	9	—	—	(8)	—	—	—

Balance at December 31, 2012	—	$—	11,978	$119	(872)	$(186,901)	$455,863	$(66,842)	$1,563	$203,802

Balance at June 30, 2013	—	$—	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,202)	—	(19,202)
Other comprehensive loss	—	—	—	—	—	—	—	—	(745)	(745)

Total comprehensive loss	—	—	—	—	—	—	—	(19,202)	(745)	(19,947)
Net stock issuance from vesting of stock units	—	—	187	2	(58)	(673)	(2)	—	—	(673)
Stock-based compensation	—	—	—	—	—	—	2,893	—	—	2,893

Balance at December 31, 2013	—	$—	12,238	$122	(955)	$(187,827)	$460,818	$(110,026)	$(1,487)	$161,600

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended December 31,
	2013	2012
Cash flows from operating activities, net of effects of acquisition:
Net loss	$(19,202)	$(26,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,637	1,994
Provision (credit) for loan losses	22	(120)
Deferred income tax expense	201	209
Stock-based compensation	2,893	2,149
Service revenue receivable distributions	2,079	1,556
Changes in assets/liabilities:
Participation interest accounts	(7,405)	(5,598)
Fair value increase to service revenue receivables	(882)	(1,219)
Other assets	(2,764)	(600)
Accounts payable, accrued expenses and other liabilities	(3,344)	(4,987)
Income taxes payable	362	967

Net cash used in operating activities	(25,403)	(31,864)
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition of operating assets of Cology, Inc.	—	(4,757)
Purchases of short-term investments	(26,050)	—
Proceeds from maturities of short-term investments	30,060	29,912
Net increase in restricted cash	(89,257)	(62,392)
Net increase in restricted funds due to clients	89,416	62,466
Purchases of investments available-for-sale	—	(16,421)
Principal repayments from investments available-for-sale	7,771	5,904
Net increase in education loans held-to-maturity	(9,467)	(17,367)
Net increase in mortgage loans held-to-maturity	(2,380)	(2,559)
Purchases of property and equipment	(1,384)	(2,187)

Net cash used in investing activities	(1,291)	(7,401)
Cash flows from financing activities, net of effects of acquisition:
Net (decrease) increase in deposits	(4,710)	43,252
Payments on capital lease obligations	(6)	(3)
Repurchases of common stock	(673)	(73)

Net cash (used in) provided by financing activities:	(5,389)	43,176

Net (decrease) increase in cash and cash equivalents	(32,083)	3,911
Cash and cash equivalents, beginning of period	81,910	123,497

Cash and cash equivalents, end of period	$49,827	$127,408

Supplemental disclosures of cash flow information:
Interest paid	$738	$537
Income taxes paid	10	61
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of education loans held-to-maturity to held-for-sale	$53,906	$—
Interest receivable capitalized to loan principal	667	200
Conversion of preferred stock to common stock	—	8

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

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three and six months ended December 31, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

Reverse Stock Split

On November 12, 2013, our stockholders approved a 1-for-10 reverse stock split of our issued and outstanding shares of common stock, which was effected on December 2, 2013. In addition, our authorized shares of common stock were proportionately decreased from 250,000,000 shares to 25,000,000 shares. The accompanying unaudited consolidated financial statements and accompanying notes to the unaudited consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split. The impact on our consolidated balance sheet was a decrease of $1.1 million in common stock with an offsetting increase to additional paid-in capital.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or as a separate disclosure in the notes to the financial statements. As ASU 2013-02 only addresses disclosure requirements and we had no reclassifications out of accumulated other comprehensive income during the periods presented, our adoption of ASU 2013-02 in July 2013 did not have an impact on our consolidated financial statements.

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

(2) Asset Acquisition of Cology, Inc.

During the second quarter of fiscal 2013, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, for $4.7 million in cash and the assumption of certain liabilities. Cology LLC provides education loan processing and disbursement services to approximately 275 credit union and other lender clients in the United States as well as offering life-of-loan servicing. Cology LLC earns fees based primarily on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In connection with the transaction, we established a performance incentive plan that provides for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of December 31, 2013.

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	December 31, 2013	June 30, 2013
	(dollars in thousands)
Cash equivalents (money market funds)	$28,553	$33,032
Interest-bearing deposits with the Federal Reserve	18,391	24,906
Interest-bearing deposits with banks	2,077	22,438
Non-interest-bearing deposits with banks	606	1,334
Federal funds sold	200	200

Total cash and cash equivalents	$49,827	$81,910

Cash and cash equivalents includes balances held at Union Federal of $18.9 million and $27.0 million at December 31, 2013 and June 30, 2013, respectively, which were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

(4) Short-term Investments

Short-term investments of $51.2 million at December 31, 2013 and $55.2 million at June 30, 2013 included certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 0.5 months to 9.8 months at December 31, 2013.

(5) Investments Available-for-Sale

We categorize investments available-for-sale by major security type. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major security type:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At December 31, 2013:
GSE mortgage-backed securities	$66,013	$302	$(1,564)	$64,751
Mortgage-backed securities issued by U.S. government agencies	11,740	33	(258)	11,515

Total	$77,753	$335	$(1,822)	$76,266

At June 30, 2013:
GSE mortgage-backed securities	$71,970	$294	$(1,020)	$71,244
Mortgage-backed securities issued by U.S. government agencies	13,554	153	(169)	13,538

Total	$85,524	$447	$(1,189)	$84,782

At December 31, 2013 and June 30, 2013, 11 and 10 investment securities, respectively, totaling $48.6 million and $53.1 million, respectively, had unrealized losses of $1.8 million and $1.2 million, respectively. At December 31, 2013, one investment security, with an amortized cost of $7.5 million, had been in an unrealized loss position for 12 months and the remaining 10 investment securities had been in an unrealized loss position for less than one year. At June 30, 2013, the 10 investment securities with unrealized losses had been in an unrealized loss position for less than one year. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at December 31, 2013 and June 30, 2013 were temporary in nature. Further, we do not intend to sell the debt securities and it is more likely than not that we will not be required to sell the debt securities before the anticipated recovery of their remaining amortized cost.

The amortized cost basis of securities available-for-sale by maturity as of December 31, 2013 is presented below. Mortgage-backed securities were classified below based on the security’s weighted-average maturity, adjusted for anticipated prepayments. Contractual maturities on the mortgage-backed securities range from eight to 29 years.

	December 31, 2013
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$14	$43,267	$22,732	$66,013
Weighted-average yield	-0.92%	2.00%	1.69%	1.89%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$11,740	$—	$11,740
Weighted-average yield	—%	2.38%	—%	2.38%

Total debt securities:
Amortized cost	$14	$55,007	$22,732	$77,753
Weighted-average yield	-0.92%	2.08%	1.69%	1.96%

Fair value	$14	$53,685	$22,567	$76,266

At December 31, 2013, the expected weighted-average remaining life of the mortgage-backed security portfolio, calculated using prepayment speed assumptions, was 4.0 years.

(6) Education Loans Held-for-Sale

As of December 31, 2013, we reclassified $53.9 million of education loans from held-to-maturity to held-for-sale as a result of a loan purchase and sale agreement entered into among FMD, Union Federal and RBS Citizens, N.A. (Citizens) on January 23, 2014.

Pursuant to the loan purchase and sale agreement, which is subject to regulatory approval, Union Federal agreed to sell to Citizens a portfolio of education loans at a purchase price equal to 103.5% of the aggregate outstanding principal balance of the education loans as of the applicable cut-off date for the sale plus any accrued but unpaid interest. We expect that there will be two closings for this transaction. We expect that the first closing will result in the sale of education loans with an aggregate outstanding principal balance as of December 31, 2013 of approximately $47.4 million. We expect that the second closing will result in the sale of education loans with an aggregate outstanding principal balance as of December 31, 2013 of approximately $6.5 million. The education loans that we expect will be sold as part of the second closing were partially disbursed as of October 31, 2013, the agreed upon cut-off date for loans to be eligible to be included in the transaction, and, as such, the aggregate outstanding principal balance of such education loans may increase as the loans are fully disbursed. The education loans must continue to meet certain eligibility criteria, as set forth in the loan purchase and sale agreement, on the applicable closing date to be included in the sale. As the education loans are being purchased at a premium to par value, we recorded the carrying amounts of the education loans held-for-sale at cost on our consolidated balance sheet at December 31, 2013. See Note 15, “Subsequent Event,” for additional information.

(7) Education Loans Held-to-Maturity

(a) Gross Education Loans Outstanding

At December 31, 2013 and June 30, 2013, gross education loans outstanding primarily consisted of education loans held by Union Federal, totaling $73.7 million and $63.6 million, respectively. Of the $73.7 million in education loans held by Union Federal at December 31, 2013, $53.9 million have been reclassified from held-to-maturity to held-for-sale due to the loan purchase and sale agreement entered into among FMD, Union Federal and Citizens. See Note 6, “Education Loans Held-for-Sale,” for additional information on the education loans reclassified as held-for-sale. Other education loans consisted of loans totaling $947 thousand and $1.0 million at December 31, 2013 and June 30, 2013, respectively, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at December 31, 2013 and June 30, 2013.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	December 31, 2013	June 30, 2013
	(dollars in thousands)
Gross loan principal outstanding	$20,710	$64,655
Allowance for loan losses	(1,460)	(1,659)

Education loans held-to-maturity, net of allowance	$19,250	$62,996

(b) Education Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans held-to-maturity:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning of period	$1,699	$1,360	$1,659	$1,309
Credit provision for loan losses	(160)	(46)	(26)	(177)
Reserves reclassified from interest receivable for capitalized interest	2	7	9	22
Charge-offs	(105)	(38)	(222)	(56)
Recoveries from borrowers	24	181	40	366

Balance, end of period	$1,460	$1,464	$1,460	$1,464

To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for the Monogram-based loan portfolio over the 12-month loss confirmation period. This estimate incorporates actual delinquency roll rates for the first six months of the loss confirmation period. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults and recoveries of the Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio.

As a result of the reclassification of $53.9 million in education loans from held-to-maturity to held-for-sale as of December 31, 2013, the allowance for loan losses on the held-to-maturity portfolio was reduced through a credit to the provision for loan losses of $136 thousand.

At December 31, 2013 and June 30, 2013, there was $306 thousand and $189 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans included $115 thousand and $42 thousand, at December 31, 2013 and June 30, 2013, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under Accounting Standards Codification (ASC) 310, Receivables, for a specific reserve. At December 31, 2013, there were $96 thousand of education loans that were greater than 180 days past due, of which $38 thousand were Monogram-based education loans issued through Union Federal.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based portfolios held at Union Federal at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Weighted-average FICO score	752	752
Co-signers	84%	83%
Delinquent loans	1.06%	0.45%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

The following table provides information on the payment status of education loans held-to-maturity:

	December 31, 2013	As a percentage of total	June 30, 2013	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$488	2.4%	$439	0.7%
In school and in deferment	4,380	21.1	22,948	35.5
In repayment, including alternative payment plans, classified as:
Current: ≤30 days past due	14,867	71.8	40,724	63.0
Delinquent: >30 days past due, but ≤120 days past due	669	3.2	355	0.5
Delinquent: >120 days past due, but ≤180 days past due	210	1.0	79	0.1
In default: >180 days past due, but not yet charged-off	96	0.5	110	0.2

Total gross loan principal outstanding	$20,710	100.0%	$64,655	100.0%

Non-accrual loan principal (>120 days past due)	$306	1.5%	$189	0.3%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	196	0.9	121	0.2
In alternative payment plans	963	4.7	784	1.2

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

There have been no modifications to education loans granted which would constitute a troubled debt restructuring (TDR) as it relates to our education loan portfolios.

(8) Mortgage Loans Held-to-Maturity

(a) Gross Mortgage Loans Outstanding

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. The following table summarizes the composition of the net carrying value of our mortgage loans held-to-maturity as of the dates indicated:

	December 31, 2013	June 30, 2013
	(dollars in thousands)
Gross loan principal outstanding	$15,386	$13,021
Allowance for loan losses	(488)	(440)
Deferred costs	63	48

Mortgage loans held-to-maturity, net of allowance	$14,961	$12,629

(b) Mortgage Loan Allowance for Loan Losses and the Related Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for mortgage loans:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning of period	$480	$556	$440	$498
Provision for loan losses	8	98	48	156
Charge-offs	—	(50)	—	(50)

Balance, end of period	$488	$604	$488	$604

On a quarterly basis, we prepare an estimate of the allowance necessary to cover estimated credit losses. We maintain the allowance at a level that we deem adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. We use a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired, and general reserves for groups of loans with similar risk characteristics, which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio. Key qualitative factors that we deemed likely to cause estimated credit losses to differ from the historical charge-off rate included underlying collateral values and the current economic environment and conditions. We believe these to be the most significant qualitative factors; however, we recognize that additional issues may also impact the estimate of credit losses to some degree. On a quarterly basis, we re-evaluate the qualitative factors in use in order to consider the impact of other issues, which based on changing circumstances, may become more significant in the future.

We place mortgage loans on non-accrual status when they become 90 days past due as to either principal or interest. The following table summarizes the aging of past due mortgage loans. The balances represent outstanding principal net of charge-offs.

	December 31, 2013	June 30, 2013
	(dollars in thousands)
Non-accrual loans:
Residential (1-4 family)	$1,138	$570
Commercial/mixed use	—	94
Accruing loans:
Accruing loans 30-59 days past due	564	560
Accruing loans 60-89 days past due	—	—

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	December 31, 2013
	Unpaid principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
	(dollars in thousands)
Residential (1-4) family	$1,698	$1,456	$320	$1,136	$226
Commercial/mixed use	121	121	—	121	36

	$1,819	$1,577	$320	$1,257	$262

There were three impaired residential (1-4) family loans totaling $320 thousand with no specific reserve at December 31, 2013. Two of the impaired loans had no specific reserves due to partial charge-offs taken for the amounts determined to be uncollectible and one had no specific reserve as the balance was supported by expected future cash flows.

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

The following tables present the average recorded investment in impaired loans and the related interest recognized during the three and six month periods indicated:

	Three months ended December 31,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
Residential (1-4) family	$1,460	$15	$1,738	$26
Commercial/mixed use	121	1	342	4

	$1,581	$16	$2,080	$30

	Six months ended December 31,
	2013		2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
Residential (1-4) family	$1,463	$28	$1,736	$33
Commercial/mixed use	161	3	262	8

	$1,624	$31	$1,998	$41

Troubled Debt Restructurings

TDRs are loans where Union Federal, for economic reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or non-accrual loans. As of December 31, 2013 and June 30, 2013, the total recorded investment in TDR loans, included in the impaired loan figures above, was $1.2 million and $1.1 million, respectively. Union Federal continued to accrue interest on all TDR loans except for six loans totaling $742 thousand as of December 31, 2013 and five loans totaling $664 thousand as of June 30, 2013. Union Federal assigned $189 thousand and $176 thousand of specific reserves to loans classified as TDRs as of December 31, 2013 and June 30, 2013, respectively. TDR loans were assigned specific reserves in accordance with our allowance for loan loss methodology.

Union Federal executed a modification to one non-performing residential (1-4) family loan totaling $76 thousand during the three month period ended December 31, 2013. Union Federal executed a modification to one non-performing residential (1-4) family loan totaling $151 thousand during the three month period ended December 31, 2012. Both loans were modified by reducing the interest rates as well as extending the terms of the loans.

Union Federal executed two modifications to residential (1-4) family loans totaling $176 thousand during the six month period ended December 31, 2013. One loan was a performing loan that was modified by reducing the interest rate to a below market rate. The second loan was a non-performing loan that was modified by reducing the interest rate as well as extending the term of the loan. Union Federal executed two modifications to non-performing residential (1-4) family loans totaling $261 thousand during the six month period ended December 31, 2012. The loans were modified by reducing the interest rates as well as extending the terms of the loans.

The loan balances on each of the loans modified during the six months ended December 31, 2013 and 2012 did not change significantly post modification.

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

We carry participation accounts at fair value on our consolidated balance sheet. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our consolidated balance sheet dates, using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(10) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheets

For financial instruments recorded at fair value on our consolidated balance sheets, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first six months of fiscal 2014 and the first six months of fiscal 2013, there were no transfers between the hierarchy levels.

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

Participation Interest Account Deposits

We record participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both December 31, 2013 and June 30, 2013, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant unobservable inputs are discussed below.

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

The following table presents financial instruments carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis:

	December 31, 2013				June 30, 2013
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$76,266	$—	$76,266	$—	$84,782	$—	$84,782
Deposits for participation interest accounts	—	—	20,552	20,552	—	—	13,147	13,147
Service revenue receivables	—	—	13,620	13,620	—	—	14,817	14,817

Total assets	$—	$76,266	$34,172	$110,438	$—	$84,782	$27,964	$112,746

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six month periods ended December 31, 2013 and 2012. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended December 31,
	2013		2012
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$18,784	$13,913	$8,979	$16,067
Realized and unrealized gains (losses)	(117)	437	(97)	381
Net contributions (distributions)	1,885	(730)	755	(444)

Fair value, end of period	$20,552	$13,620	$9,637	$16,004

	Six months ended December 31,
	2013		2012
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$13,147	$14,817	$4,039	$16,341
Realized and unrealized gains (losses)	(188)	882	(123)	1,219
Net contributions (distributions)	7,593	(2,079)	5,721	(1,556)

Fair value, end of period	$20,552	$13,620	$9,637	$16,004

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at December 31, 2013:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$20,552	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%

Service revenue receivables	$13,620	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

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

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at December 31, 2013 and June 30, 2013 were related to certain of the securitization trusts we previously facilitated. Substantially all of the loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

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

Education Loans Held-for-Sale

The fair value of education loans held-for-sale was based upon the price as specified in the loan purchase and sale agreement entered into among FMD, Union Federal and Citizens on January 23, 2014. The loan purchase and sale agreement sets the purchase price at a premium to the par value of the education loans. Education loans held-for-sale were classified within Level 2 of the fair value hierarchy.

Education Loans Held-to-Maturity

The fair value of education loans held-to-maturity was determined by discounting the scheduled cash flows through the estimated maturity of the loans using interest rates offered as of our consolidated balance sheet dates that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity was based on our historical repayment experience. Since the education loans held were principally variable-rate, carrying value approximates fair value. This method of estimating fair value does not incorporate the exit price concept of fair value. Education loans held-to-maturity were classified within Level 3 of the fair value hierarchy.

Mortgages

The fair value of the fixed-rate mortgage portfolio was determined by discounting the cash flows using rates obtained from a third party as of our consolidated balance sheet dates. The fair value of the variable-rate portfolio was determined by discounting the scheduled cash flows through the estimated maturity of the loans using the interest rates offered as of our consolidated balance sheet dates that reflect the current interest rate inherent in the loans. This method of estimating fair value does not incorporate the exit price concept of fair value. Mortgage loans were classified within Level 3 of the fair value hierarchy.

Time Deposits

The fair value of time deposits was determined by discounting the scheduled cash flows using the rates we offered as of our consolidated balance sheet dates for deposits with similar remaining maturities or rates of our competitors. In determining our offering rates, we compare our rates on a continuous basis to other banks and competitors. As such, time deposits were classified within Level 2 of the fair value hierarchy.

Savings, Checking and Money Market Deposits

The fair value of our savings, checking and money market deposits with no stated maturity were equal to the amounts payable upon demand.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheets at December 31, 2013 and June 30, 2013:

	Carrying	Estimated	Fair Value Measurements
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$49,827	$49,827	$49,827	$—	$—
Short-term investments	51,169	51,169	51,169	—	—
Restricted cash	176,595	176,595	176,595	—	—
Education loans held-for-sale	53,906	55,793	—	55,793	—
Education loans held-to-maturity, net of allowance	19,250	19,098	—	—	19,098
Mortgage loans held-to-maturity, net of allowance	14,961	14,740	—	—	14,740
Financial Liabilities:
Time deposits	$27,435	$27,679	$—	$27,679	$—
Savings, checking and money market deposits	131,832	131,832	131,832	—	—
Restricted funds due to clients	176,410	176,410	176,410	—	—

June 30, 2013	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$81,910	$81,910	$81,910	$—	$—
Short-term investments	55,179	55,179	55,179	—	—
Restricted cash	87,338	87,338	87,338	—	—
Education loans held-to-maturity, net of allowance	62,996	63,197	—	—	63,197
Mortgage loans held-to-maturity, net of allowance	12,629	12,538	—	—	12,538
Financial Liabilities:
Time deposits	$38,922	$39,273	$—	$39,273	$—
Savings, checking and money market deposits	125,055	125,055	125,055	—	—
Restricted funds due to clients	86,994	86,994	86,994	—	—

(11) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers during the second quarter of fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. Our customer list intangible asset will be amortized over a 15-year period on a straight line basis. We expect amortization expense related to the Cology LLC intangible asset to be approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through December 31, 2013.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of contracts with K-12 schools to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased our customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both December 31, 2013 and June 30, 2013 and the adjusted cost basis of our customer list intangible was $17.9 million. We recorded no goodwill or intangible asset impairment through December 31, 2013.

(c) Intangible Assets

Intangible assets at December 31, 2013 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(4,061)	$19,539
Technology	6	4,400	(2,537)	1,863
Tradename	15	1,950	(390)	1,560

Total intangible assets at December 31, 2013		$29,950	$(6,988)	$22,962

Amortization expense recorded for the first six months of fiscal 2014 was $1.2 million.

Estimated annual amortization expense for the remainder of fiscal 2014 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2014	$786	$342	$65	$1,193
2015	1,573	608	130	2,311
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
Thereafter	12,461	—	975	13,436

Total	$19,539	$1,863	$1,560	$22,962

(12) Commitments and Contingencies

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

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at December 31, 2013. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments, and we believe we have a strong position as it relates to this matter. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond in order to prevent collection of the tax deficiency.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings included in the ATB Order (the ATB Opinion). We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile and, therefore, were subject to 100% Massachusetts apportionment.

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court. The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the Massachusetts Supreme Judicial Court (SJC) notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has not set a date for the hearing for our appeal. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of December 31, 2013, we have accrued a total of $25.6 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. The Massachusetts Department of Revenue has not yet acted on the application. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months primarily due to the SJC’s decision to hear our appeal. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

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

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current or former members of FMD’s Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley, and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures. On January 23, 2014, this action was stayed pending the resolution and disposition of the Smith action.

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

The buyer’s rights to indemnification would not be subject to the purchase price cap in the case of any breach or nonperformance by us of any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is also not subject to the purchase price cap. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at December 31, 2013, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

(d) Performance Guaranty

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty pursuant to which FMD guarantees the performance by Union Federal of its obligations and agreements, including its indemnification or loan repurchase obligations, under the loan purchase and sale agreement relating to the transaction. We were not aware of any contingencies existing at December 31, 2013 that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(e) Indemnifications—Union Federal

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary, UFSB Private Loan SPV, LLC. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender based on loan origination errors under the facility. We were not aware of any contingencies existing at our consolidated balance sheet dates that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(f) Other

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those discussed above under “—Income Tax Matters,” and “—Federal Class Action Lawsuits,” that could have a material adverse impact on our operations or financial condition.

(13) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(dollars and shares in thousands, except per share amounts)
Net loss available and allocated to common shares outstanding	$(7,648)	$(12,283)	$(19,202)	$(26,215)
Net loss per basic and diluted common share	$(0.68)	$(1.17)	$(1.71)	$(2.53)

Basic and diluted weighted-average common shares outstanding	11,283	10,490	11,248	10,348

The following table presents the outstanding restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted earnings per common share:

	Weighted-average shares
	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(in thousands)
Restricted stock units	488	384	436	337
Stock options	604	607	604	607

(14) Union Federal Regulatory Matters

Union Federal is a federally-chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $22.9 million and $21.6 million at December 31, 2013 and June 30, 2013, respectively. During the six months ended December 31, 2013, Union Federal received capital contributions of $450 thousand from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2013 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well capitalized	December 31, 2013	June 30, 2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	24.6%	25.2%
Total risk-based capital	8.0	10.0	25.3	26.0
Tier 1 (core) capital	4.0	5.0	12.9	11.7

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

(15) Subsequent Event

On January 23, 2014, FMD and Union Federal entered into a loan purchase and sale agreement with Citizens. Pursuant to the loan purchase and sale agreement, Union Federal agreed to sell to Citizens a portfolio of education loans with an aggregate outstanding principal balance of approximately $53.9 million as of December 31, 2013 as long as such loans continue to meet the eligible loan criteria in the loan purchase and sale agreement. We expect that there will be two closings for this transaction. We expect that the first closing will result in the sale of education loans with an aggregate outstanding principal balance as of December 31, 2013 of approximately $47.4 million and is expected to occur prior to March 31, 2014. We expect that the second closing will result in the sale of education loans with an aggregate outstanding principal balance as of December 31, 2013 of approximately $6.5 million and is expected to occur prior to June 30, 2014. The education loans that we expect will be sold as part of the second closing were partially disbursed as of October 31, 2013, the agreed upon cut-off date for loans to be eligible to be included in the transaction, and, as such, the aggregate outstanding principal balance of such education loans may increase as the loans are fully disbursed.

We expect that Union Federal will receive an amount equal to 103.5% of the aggregate outstanding principal balance of the education loans plus any accrued but unpaid interest on the education loans. The transaction is subject to regulatory approval by the OCC. If OCC approval is not received prior to March 31, 2014, Citizens has the option to terminate the transaction.

Subject to certain exceptions, Union Federal has agreed to repurchase, following receipt of notice from Citizens, any education loan for which a representation or warranty made by Union Federal about such loan proves to have been false, misleading or incorrect as of the effective date of the loan purchase and sale agreement or as of the applicable closing date. Union Federal has also agreed to repurchase any education loan that becomes subject to a formal judicial proceeding that is based upon the acts or omissions of Union Federal or its agents or affiliates arising prior to the applicable closing date and, under certain circumstances, any education loan where a claim has been made that the education loan is unenforceable because of the lack of contractual capacity of a minor. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below.

In addition, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations discussed above, under the loan purchase and sale agreement. FMD also agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the applicable closing date for each sale.

As a result of the transaction, we reclassified the $53.9 million of eligible education loans expected to be sold from held-to-maturity to held-for-sale as of December 31, 2013. The education loans were recorded at cost on our consolidated balance sheet as of December 31, 2013.

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

Factors That May Affect Future Results

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products; financial performance and liquidity; future funding transactions; projected costs; projected loan portfolio performance; future market position; prospects, plans and outlook of management; proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, or IRS, as well as the possible inclusion of additional taxable income for such tax years under audit; and the sale by Union Federal Savings Bank, which we refer to as Union Federal®, of education loans to RBS Citizens, N.A., or Citizens, and the closings of this education loan sale transaction in a timely manner; other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to February 10, 2014.

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

Our product and service offerings focus on fee-based revenues and our long-term success depends on the continued development of our four principal revenue lines:

•	Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of FMD’s subsidiary Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•	Banking services—Union Federal offers traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions, with the intent of holding them to maturity.

•	Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

•	Fee-for-service—Loan origination, portfolio management, analytical and structuring services, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems, LLC, which we refer to as TMS. TMS provides such services on behalf of over 700 educational institutions. Through our subsidiary Cology LLC, we earn fees for the processing of education loans on behalf of its approximately 275 credit union and other lender clients.

On January 23, 2014, FMD, Union Federal and Citizens entered into a loan purchase and sale agreement. Pursuant to the loan purchase and sale agreement, which is subject to regulatory approval, Union Federal agreed to sell to Citizens a portfolio of education loans at a purchase price equal to 103.5% of the aggregate outstanding principal balance of the education loans as of the applicable cut-off date for the sale plus any accrued but unpaid interest. We expect that there will be two closings for this transaction. We expect that the first closing will result in the sale of education loans with an aggregate outstanding principal balance as of December 31, 2013 of approximately $47.4 million. We expect that the second closing will result in the sale of education loans with an aggregate outstanding principal balance as of December 31, 2013 of approximately $6.5 million. The education loans that we expect will be sold as part of the second closing were partially disbursed as of October 31, 2013, the agreed upon cut-off date for loans to be eligible to be included in the transaction, and, as such, the aggregate outstanding principal balance of such education loans may increase as the loans are fully disbursed. The education loans must continue to meet certain eligibility criteria, as set forth in the loan purchase and sale agreement, on the applicable closing date to be included in the sale. See Note 15, “Subsequent Event,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

On November 12, 2013, our stockholders approved a 1-for-10 reverse stock split of our issued and outstanding shares of common stock, which was effected on December 2, 2013. In addition, our authorized shares of common stock were proportionately decreased from 250,000,000 shares to 25,000,000 shares. The accompanying unaudited consolidated financial statements and accompanying notes to the unaudited consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2014.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. Through February 10, 2014, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including Union Federal. The education loans that we originate on behalf of our partnered lending clients, excluding our subsidiary Union Federal, are not included on our consolidated balance sheets but, rather are included on the balance sheets of our partnered lending clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our partnered lending clients.

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

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs for the three and six months ended December 31, 2013 and 2012, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods, which with respect to the 2012 periods included only the period from its acquisition through December 31, 2012. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender.

	Three months ended December 31,
	2013					2012
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC (since acquisition)	Total
	(dollars in thousands)
Facilitated Loans	$10,585	$3,708	$14,293	$79,434	$93,727	$13,203	$4,009	$17,212	$49,734	$66,946
Disbursed Loans	13,928	3,771	17,699	86,938	104,637	16,129	6,022	22,151	58,300	80,451

	Six months ended December 31,
	2013					2012
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC (since acquisition)	Total
	(dollars in thousands)
Facilitated Loans	$72,479	$17,930	$90,409	$436,544	$526,953	$76,292	$25,387	$101,679	$49,734	$151,413
Disbursed Loans	47,660	12,492	60,152	281,418	341,570	49,206	18,947	68,153	58,300	126,453

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. Facilitated volumes at Union Federal during the three and six months ended December 31, 2013 declined as compared to the prior year periods, primarily as a result of our decision to invest less in loan acquisition costs, principally marketing, as we balance loan acquisition costs, capital requirements and other regulatory parameters of Union Federal.

The following table represents our loan origination metrics with respect to our Monogram-based programs held at Union Federal at December 31, 2013 and 2012:

	December 31,
	2013	2012
Weighted-average FICO score	752	752
Co-signers	84%	84%
Delinquent loans	1.06%	0.40%

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

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2013 and during the six months ended December 31, 2013 as compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. Additionally, during the third quarter of fiscal 2013 a private education loan ABS issuance by a third party included a subordinate bond, the first such bond to be included in a new issuance since 2007. The inclusion of this subordinate bond served to increase the advance rate, or amount of funds raised as a percentage of the collateral in the issuance. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. In fact, private and federal education loan ABS issuances combined exceeded $20.0 billion for the second calendar year in a row. However, we have not completed a securitization transaction since fiscal 2008 and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

Uncertainties

Our near-term financial performance and future growth depends, in large part, on our ability to successfully and efficiently market our Monogram platform, Cology LLC offerings and TMS offerings so that we may grow and diversify our client base and revenues. Facilitated and disbursed loan volumes are key elements of our financial results and business strategy, and we believe that the results from the 2011-2012 and the 2012-2013 academic years as well as the first half of the 2013-2014 academic year demonstrate market demand for Monogram-based education loans.

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

In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the IRS as well as the possible inclusion of additional taxable income for such tax years under audit. See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report as well as “—Results of Operations—Three and Six Months Ended December 31, 2013 and 2012—Overall Results—IRS Audit,” below for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. This is particularly true as the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including FMD’s subsidiary Union Federal. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our four partnered lending clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated in the 2011-2012, 2012-2013 and 2013-2014 academic years will be attractive to additional potential lender clients, as well as capital markets participants.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our four lender clients, or any additional lender clients, including clients acquired through our acquisition in fiscal 2013 of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, overall expense management and growth at TMS, Cology LLC and Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our four lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the acquisition.

Any of the following factors could materially affect our financial results:

•	Changes in demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, Cology LLC offerings and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

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

•	An adverse outcome in the purported class action filed against FMD and certain of FMD’s officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s officers and certain current or former members of FMD’s Board of Directors in the United States District Court for the District of Massachusetts in October 2013 and any insurance that we may have does not cover this liability or proves to be insufficient;

•	Regulatory requirements applicable to Union Federal, TMS and FMD, including conditions and approvals relating to the Union Federal Private Student Loan Program, which limit Union Federal’s ability to fund education loans;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of our appeal of the Massachusetts Appellate Tax Board, or ATB, order, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a variable interest entity, or VIE;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators and processers of education loans, such as FMD’s subsidiaries First Marblehead Education Resources, or FMER, and Cology LLC;

•	Changes in applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the six months ended December 31, 2013, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Six Months Ended December 31, 2013 and 2012

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended December 31,		Change between periods better (worse)	Six months ended December 31,		Change between periods better (worse)
	2013	2012	2013 - 2012	2013	2012	2013 - 2012
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,770	$1,367	$403	$3,419	$2,560	$859
Interest expense	(373)	(341)	(32)	(760)	(614)	(146)

Net interest income	1,397	1,026	371	2,659	1,946	713
(Provision) credit for loan losses	152	46	106	(22)	120	(142)

Net interest income after (provision) credit for loan losses	1,549	1,072	477	2,637	2,066	571
Non-interest revenues:
Tuition payment processing fees	7,638	7,374	264	15,586	14,798	788
Administrative and other fees	2,593	2,386	207	6,989	5,801	1,188
Fair value changes to service revenue receivables	437	381	56	882	1,219	(337)

Total non-interest revenues	10,668	10,141	527	23,457	21,818	1,639

Total revenues	12,217	11,213	1,004	26,094	23,884	2,210
Total non-interest expenses	19,884	23,402	3,518	45,004	49,610	4,606

Loss from operations	(7,667)	(12,189)	4,522	(18,910)	(25,726)	6,816
Other income	281	281	—	281	281	—

Loss from operations, before income taxes	(7,386)	(11,908)	4,522	(18,629)	(25,445)	6,816
Income tax expense	262	375	113	573	770	197

Net loss	$(7,648)	$(12,283)	$4,635	$(19,202)	$(26,215)	$7,013

The net loss for the three months ended December 31, 2013 was $7.6 million, or $0.68 per share, compared to a net loss of $12.3 million, or $1.17 per share, for the three months ended December 31, 2012. The improvement in the net loss was primarily attributable to a $3.5 million decline in non-interest expenses and a $1.0 million increase in total revenues during the three months ended December 31, 2013 as compared to the prior year period.

The net loss for the six months ended December 31, 2013 was $19.2 million, or $1.71 per share, compared to a net loss of $26.2 million, or $2.53 per share, for the six months ended December 31, 2012. The improvement in the net loss was primarily attributable to a $4.6 million decline in non-interest expenses and a $2.2 million increase in total revenues during the six months ended December 31, 2013 as compared to the prior year period.

Net Interest Income after (Provision) Credit for Loan Losses

Net interest income after (provision) credit for loan losses for the three and six months ended December 31, 2013 increased by $477 thousand and $571 thousand, respectively, as compared to the three and six months ended December 31, 2012. The increase in net interest income for the three and six month periods resulted from an improved net interest margin due to an increase in net interest income from higher-yielding investment securities and education loans held by Union Federal. The credit for loan losses increased by $106 thousand for the three month period ended December 31, 2013 as compared to the three month period ended December 31, 2012.

This improvement was in part attributable to a reduction in the education loan allowance in the second quarter of fiscal 2014 due to the reclassification of a significant portion of the loan portfolio from held-to-maturity to held-for-sale. The improvement resulting from this change in the education loan allowance was partially offset by higher cash recoveries received during the three months ended December 31, 2012, as compared to the three months ended December 31, 2013, on previously defaulted education loans transferred by Union Federal to an indirect subsidiary of FMD in 2009. The provision for loan losses increased by $142 thousand for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012. The change from a $120 thousand credit to a $22 thousand provision was due to lower cash recoveries received during the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, notwithstanding a reduction in the provision for loan losses for the six months ended December 31, 2013 due to the reclassification of loans from held-to-maturity to held-for-sale.

Non-Interest Revenues

Non-interest revenues included tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing and origination and program support and fees related to our Monogram platform, as well as fair value changes related to service revenue receivables.

Non-interest revenues for the three months ended December 31, 2013 were $10.7 million, up $527 thousand from the three months ended December 31, 2012. The increase in non-interest revenues for the three months ended December 31, 2013 included increases of $550 thousand in Monogram-based fee revenues, $265 thousand in tuition management fees and $144 thousand in fee income from Cology LLC. These increases were partially offset by $452 thousand in lower revenues from special servicing. Non-interest revenues for the six months ended December 31, 2013 were $23.5 million, up $1.6 million from the six months ended December 31, 2012. The increase in non-interest revenues for the six months ended December 31, 2013 included a $2.0 million increase in fee income from Cology LLC, an increase of $1.2 million in Monogram-based fee revenues and an increase of $788 thousand in tuition management fees. These increases were partially offset by $2.0 million in lower revenues from special servicing. Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012 and, as a result, the fiscal 2013 periods included fee income only for the period from the date of acquisition through December 31, 2012.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheet. At December 31, 2013, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

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

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Three months ended December 31,		Change between periods better (worse)	Six months ended December 31,		Change between periods better (worse)
	2013	2012	2013 - 2012	2013	2012	2013 - 2012
	(dollars in thousands)
Compensation and benefits	$8,450	$10,396	$1,946	$18,891	$19,209	$318
General and administrative:
Third-party services	3,599	3,943	344	8,279	8,672	393
Depreciation and amortization	1,328	988	(340)	2,636	1,994	(642)
Marketing	147	718	571	1,277	3,882	2,605
Occupancy and equipment	2,785	2,777	(8)	5,651	5,872	221
Servicer fees	156	190	34	358	358	—
Merchant fees	1,823	1,592	(231)	4,435	3,826	(609)
Trust-related special servicing expenses	—	375	375	—	1,639	1,639
Other	1,596	2,423	827	3,477	4,158	681

Total general and administrative	11,434	13,006	1,572	26,113	30,401	4,288

Total non-interest expenses	$19,884	$23,402	$3,518	$45,004	$49,610	$4,606

Total number of employees at period end	288	326	(38)

Compensation and Benefits Compensation and benefits expenses for the three and six months ended December 31, 2013 were $8.5 million and $18.9 million, respectively. The decrease of $1.9 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was primarily driven by lower salaries expense of $702 thousand due to a decline in headcount, lower severance expense of $238 thousand due to a reduction in workforce during the three months ended December 31, 2012 and decreases in bonus expense of $220 thousand and non-cash compensation for restricted stock units of $177 thousand.

The decrease of $318 thousand for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 was primarily due to lower salaries and severance expense partially offset by an increase in non-cash compensation for restricted stock units.

General and Administrative General and administrative expenses for the three and six months ended December 31, 2013 decreased by $1.6 million and $4.3 million, respectively, when compared to the same periods a year ago. The decrease of $1.6 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was primarily driven by a $571 thousand decline in marketing costs, a $375 thousand decrease in trust-related special servicing expenses as a result of the cessation of our special servicing obligations for certain of the securitization trusts that we previously facilitated and overall declines in third-party services and other miscellaneous expenses. The decrease of $4.3 million for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 was primarily driven by a $2.6 million decline in marketing costs coupled with a $1.6 million decrease in trust-related special servicing expenses. Included in third-party services for the three and six months ended December 31, 2013 were professional fees totaling $547 thousand and $1.4 million, respectively, for the ongoing IRS audit, as discussed below.

Income Taxes

We are subject to federal income tax, as well as income tax in multiple U.S. state and local jurisdictions. Our effective income tax rate is calculated on a consolidated basis. The IRS is auditing our tax returns for fiscal years 2007 through 2010. We also remain subject to federal income tax examinations for fiscal 2011 through fiscal 2013. In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE Holdings, Inc., which we refer to as GATE, a former subsidiary of FMD. See “—IRS Audit” below as well as Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report and Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information regarding these matters.

Our state income tax returns in jurisdictions other than Massachusetts remain subject to examination for various fiscal years ended between June 30, 2009 and June 30, 2013.

Income tax expense for the three months ended December 31, 2013 and 2012 was $262 thousand and $375 thousand, respectively. Income tax expense for the six months ended December 31, 2013 and 2012 was $573 thousand and $770 thousand, respectively. Income tax expense was primarily related to interest accruals related to the Massachusetts state income tax matter.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal income tax purposes. As a result, we recorded a net operating loss carryforward asset as of December 31, 2013 and June 30, 2013, totaling $51.3 million and $45.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of December 31, 2013 and June 30, 2013. We will continue to review the recognition of deferred tax assets on a quarterly basis.

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

The NOPAs are proposed recommendations of the reviewing agent in the IRS field office and, as such, are initial IRS positions and not final determinations, and, as a result, do not require any tax payment at the time of issuance. We have considered the requirements of Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at December 31, 2013. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments, and we believe we have a strong position as it relates to this matter. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond in order to prevent collection of the tax deficiency.

Financial Condition

Total assets increased $64.2 million, or 13.6%, to $536.5 million at December 31, 2013 from $472.3 million at June 30, 2013. Total stockholders’ equity decreased by $17.7 million, or 9.9%, to $161.6 million at December 31, 2013 from $179.3 million at June 30, 2013. The changes in our financial position from June 30, 2013 to December 31, 2013 are discussed in detail below.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $101.0 million and $137.1 million at December 31, 2013 and June 30, 2013, respectively. At December 31, 2013, FMD and its non-bank subsidiaries held $82.1 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions. Union Federal held a total of $18.9 million in interest-bearing and non-interest-bearing deposits and money market funds at December 31, 2013. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or the OCC.

The decrease of $36.1 million was primarily a result of $14.6 million to fund operations, $7.4 million in additional deposits for participation accounts and $4.1 million related to net investments in available-for-sale securities, education loans and mortgage loans at Union Federal. In addition, there was a net decrease in deposits at Union Federal of $4.7 million.

Restricted Cash

At December 31, 2013, restricted cash on our consolidated balance sheets was $176.6 million, of which 171.3 million was held by TMS. Restricted cash at June 30, 2013 was $87.3 million, of which $86.7 million was held by TMS.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $327.0 million during August 2013 to a low of $38.8 million during May 2013. At times, TMS may deposit a portion of restricted cash in a deposit account at Union Federal. Such deposit is governed by a trust agreement between TMS and a third-party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted and, accordingly, would not be included in restricted cash in our consolidated financial statements. Union Federal did not hold any TMS funds at December 31, 2013 or June 30, 2013. Restricted cash held by Cology LLC represents loan origination proceeds and loan payments which it collects and disburses on behalf of its lender clients. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to clients.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value at our consolidated balance sheet dates. Our investment portfolio provides a source of short-term liquidity. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both December 31, 2013 and June 30, 2013. The investments available-for-sale decreased by $8.5 million from $84.8 million at June 30, 2013 to $76.3 million at December 31, 2013 primarily due to $7.6 million of principal repayments received during the six month period ended December 31, 2013. The portfolio had generated net unrealized losses of $1.5 million and $742 thousand at December 31, 2013 and June 30, 2013, respectively, which was recognized in other comprehensive (loss) income, a component of stockholders’ equity.

See Note 5, “Investments Available-for-Sale,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Loans

The table below presents the net carrying value of loans as of the dates indicated. At December 31, 2013, we reclassified $53.9 million of education loans from held-to-maturity to held-for-sale in connection with the loan purchase and sale agreement that FMD and Union Federal entered into with Citizens on January 23, 2014. At June 30, 2013, all education loans were classified as held-to-maturity. At December 31, 2013 and June 30, 2013, we classified substantially all mortgage loans as held-to-maturity.

	December 31, 2013	June 30, 2013
	(dollars in thousands)
Education loans held-for-sale	$53,906	$—
Education loans held-to-maturity, net	19,250	62,996
Mortgage loans held-to-maturity, net	14,961	12,629

See Note 6, “Education Loans Held-for-Sale,” Note 7, “Education Loans Held-to-Maturity,” and Note 8, “Mortgage Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Education Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity:

	Three months ended December 31,
	2013			2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$72,135	$(1,699)	$70,436	$46,734	$(1,360)	$45,374
Disbursements of principal to borrowers	4,657	—	4,657	6,022	—	6,022
Principal receipts from borrowers	(2,722)	—	(2,722)	(964)	—	(964)
Interest capitalized on loans in deferment and forbearance	625	—	625	183	—	183
Credit provision for loan losses	—	24	24	—	46	46
Reserves reclassified from interest receivable for capitalized interest	2	(2)	—	7	(7)	—
Reclassification of education loans from held-to-maturity to held-for-sale	(53,906)	136	(53,770)	—	—	—
Net charge-offs:
Charge-offs	(105)	105	—	(38)	38	—
Recoveries from borrowers	24	(24)	—	181	(181)	—

Net charge-offs	(81)	81	—	143	(143)	—

Balance, end of period	$20,710	$(1,460)	$19,250	$52,125	$(1,464)	$50,661

	Six months ended December 31,
	2013			2012
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$64,655	$(1,659)	$62,996	$34,404	$(1,309)	$33,095
Disbursements of principal to borrowers	13,379	—	13,379	18,947	—	18,947
Principal receipts from borrowers	(3,912)	—	(3,912)	(1,758)	—	(1,758)
Interest capitalized on loans in deferment and forbearance	667	—	667	200	—	200
(Provision) credit for loan losses	—	(110)	(110)	—	177	177
Reserves reclassified from interest receivable for capitalized interest	9	(9)	—	22	(22)	—
Reclassification of education loans from held-to-maturity to held-for-sale	(53,906)	136	(53,770)	—	—	—
Net charge-offs:
Charge-offs	(222)	222	—	(56)	56	—
Recoveries from borrowers	40	(40)	—	366	(366)	—

Net charge-offs	(182)	182	—	310	(310)	—

Balance, end of period	$20,710	$(1,460)	$19,250	$52,125	$(1,464)	$50,661

To estimate the allowance for loan losses on our newly originated Monogram-based loan portfolio, we utilized specific default and recovery rates projected for our Monogram-based loan portfolio over the 12-month loss confirmation period. This estimate incorporates actual delinquency roll rates for the first six months of the loss confirmation period. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults and recoveries of our Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio.

At December 31, 2013 and June 30, 2013, there were $306 thousand and $189 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans included $115 thousand and $42 thousand, at December 31, 2013 and June 30, 2013, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under ASC 310, Receivables, for a specific reserve. At December 31, 2013, there were $96 thousand of education loans that were greater than 180 days past due, of which $38 thousand were Monogram-based education loans issued through Union Federal.

Loans which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform, were fully reserved for at December 31, 2013 and June 30, 2013.

See Note 7, “Education Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Mortgage Loan Losses

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. We establish a general allowance for loan losses for mortgage loans that have similar risk profiles. The allowance allocation factor for the general reserve is based on the historical net charge-off rate, which is then adjusted for current qualitative or environmental factors that are probable to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the portfolio on an ongoing basis. In addition, we establish a specific allowance for loan losses when a loan is deemed to be impaired. Management estimates the credit loss by comparing the loan’s carrying value against either (1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price or (3) the expected net realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

The following table summarizes the activity in the allowance for loan losses for mortgage loans:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning of period	$480	$556	$440	$498
Provision for loan losses	8	98	48	156
Net charge-offs	—	(50)	—	(50)

Balance, end of period	$488	$604	$488	$604

See Note 8, “Mortgage Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $7.4 million in the six months ended December 31, 2013 compared to the six months ended June 30, 2013, primarily due to increased funding for fiscal 2014 education loan volume.

See Note 9, “Deposits for Participation Interest Accounts,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

At December 31, 2013, our net intangible assets balance was $23.0 million, of which $17.7 million related to TMS and $5.2 million related to Cology LLC. During the six months ended December 31, 2013, we recorded amortization expense of $968 thousand related to TMS and $188 thousand related to Cology LLC.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. At December 31, 2013, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased from $179.3 million at June 30, 2013 to $161.6 million at December 31, 2013 primarily as a result of our net loss of $19.2 million, partially offset by an increase of $2.9 million in additional paid-in capital for stock compensation.

Reverse Stock Split

On November 12, 2013, at our 2013 annual meeting of stockholders, our stockholders approved a proposal to authorize an amendment to our restated certificate of incorporation to effect a 1-for-10 reverse stock split of our issued and outstanding shares of common stock and to decrease the number of authorized shares of common stock on a basis proportional to the reverse stock split ratio. On December 2, 2013, we filed a certificate of amendment to our restated certificate of incorporation with the Secretary of State of the State of Delaware that effected the 1-for-10 reverse stock split of our common stock. Accordingly, stockholders’ equity reflects the impact of the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased number of shares issued resulting from the reverse stock split. The impact on our consolidated balance sheet was a decrease of $1.1 million in common stock with an offsetting increase to additional paid-in capital.

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

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheets, net interest income and yields earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$59,075	$21	0.14%	$124,684	$48	0.15%
Short-term investments	48,513	56	0.46	54,716	84	0.61
Interest-bearing restricted cash	6,985	3	0.14	10,623	8	0.31
Investments available-for-sale	79,660	408	2.05	77,601	357	1.84
Education loans held-to-maturity*	72,522	1,137	6.21	47,876	751	6.23
Mortgage loans held-to-maturity	14,986	145	3.90	10,385	119	4.56

Total interest-earning assets	281,741	1,770	2.49	325,885	1,367	1.66
Non-interest-bearing cash	968			991
Allowance for loan losses and lower of cost or fair value adjustments	(2,148)			(2,012)
Other assets	211,899			170,985

Total assets	$492,460			$495,849

Liabilities:
Time and savings account deposits	$34,212	$82	0.95%	$52,219	$141	1.07%
Money market account deposits	127,733	282	0.88	62,205	165	1.05
Other interest-bearing liabilities	489	9	7.18	2,134	35	6.43

Total interest-bearing liabilities	162,434	373	0.91	116,558	341	1.16
All other liabilities	164,638			169,798

Total liabilities	327,072			286,356
Stockholders’ equity	165,388			209,493

Total liabilities and stockholders’ equity	$492,460			$495,849

Total interest-earning assets	$281,741			$325,885

Net interest income		$1,397			$1,026

Net interest margin			1.97%			1.25%

*	As of December 31, 2013, $53.9 million of education loans were reclassified from held-to-maturity to held-for-sale but are included in education loans held-to-maturity for purposes of this table.

	Six months ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$65,967	$58	0.18%	$126,532	$101	0.16%
Short-term investments	50,547	102	0.40	61,978	186	0.60
Interest-bearing restricted cash	9,941	7	0.14	18,363	30	0.32
Investments available-for-sale	81,583	805	1.97	73,712	705	1.91
Education loans held-to-maturity*	69,419	2,174	6.21	42,743	1,341	6.22
Mortgage loans held-to-maturity	14,275	273	3.83	9,552	197	4.12

Total interest-earning assets	291,732	3,419	2.32	332,880	2,560	1.53
Non-interest-bearing cash	1,231			1,092
Allowance for loan losses and lower of cost or fair value adjustments	(2,098)			(1,976)
Other assets	221,383			172,690

Total assets	$512,248			$504,686

Liabilities:
Time and savings account deposits	$37,354	$183	0.97%	$50,555	$266	1.04%
Money market account deposits	125,600	553	0.87	51,126	273	1.06
Other interest-bearing liabilities	716	24	6.56	2,373	75	6.24

Total interest-bearing liabilities	163,670	760	0.92	104,054	614	1.17
All other liabilities	178,913			185,812

Total liabilities	342,583			289,866
Stockholders’ equity	169,665			214,820

Total liabilities and stockholders’ equity	$512,248			$504,686

Total interest-earning assets	$291,732			$332,880

Net interest income		$2,659			$1,946

Net interest margin			1.81%			1.16%

*	As of December 31, 2013, $53.9 million of education loans were reclassified from held-to-maturity to held-for-sale but are included in education loans held-to-maturity for purposes of this table.

Analysis of changes in net interest income

	Change between periods for three months ended December 31,
	2013 - 2012
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(23)	$(4)	$(27)
Short-term investments	(7)	(21)	(28)
Interest-bearing restricted cash	(1)	(4)	(5)
Investments available-for-sale	11	40	51
Education loans held-to-maturity	388	(2)	386
Mortgage loans held-to-maturity	43	(17)	26

Total interest income			403

Time and savings account deposits	43	16	59
Money market account deposits	(145)	28	(117)
Other interest-bearing liabilities	30	(4)	26

Total interest expense			(32)

Net increase in net interest income			$371

	Change between periods for six months ended December 31,
	2013 - 2012
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(54)	$11	$(43)
Short-term investments	(23)	(61)	(84)
Interest-bearing restricted cash	(6)	(17)	(23)
Investments available-for-sale	77	23	100
Education loans held-to-maturity	836	(3)	833
Mortgage loans held-to-maturity	90	(14)	76

Total interest income			859

Time and savings account deposits	65	18	83
Money market account deposits	(328)	48	(280)
Other interest-bearing liabilities	55	(4)	51

Total interest expense			(146)

Net increase in net interest income			$713

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

Net cash used in operating activities for the six months ended December 31, 2013 was $25.4 million, compared with net cash used in operating activities of $31.9 million for the six months ended December 31, 2012. The $6.5 million decrease in cash used was principally the result of a $7.0 million lower net loss coupled with an overall reduction of $1.6 million in accounts payable funding as compared to the six months ended December 31, 2012. These sources of cash were partially offset by increased funding for participation accounts and other assets.

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

Net cash used in investing activities for the six months ended December 31, 2013 was $1.3 million, compared with net cash used in investing activities of $7.4 million for the six months ended December 31, 2012. The decrease of $6.1 million was primarily due to $4.7 million of net cash paid for the acquisition of a substantial portion of the operating assets of the Cology Sellers during the six months ended December 31, 2012.

Net cash used in financing activities was $5.4 million for the six months ended December 31, 2013 compared to net cash provided by financing activities of $43.2 million for the six months ended December 31, 2012. The decline in cash provided by financing activities was primarily due to $48.0 million in decreased deposit activity for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.

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

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at December 31, 2013:

(dollars in thousands)
Within three months	$2,688
Three to six months	1,716
Six months to twelve months	3,458
Greater than twelve months	4,847

Total time deposits >$100 thousand	$12,709

The maturities of these deposits are not directly indicative of the future timing of cash needed for financing activities because they do not take into account the customers that may reinvest their funds into new time deposits or into other types of deposit accounts.

Restricted Funds Due to Clients

As part of our operations, we have cash that is recorded as restricted cash on our consolidated balance sheets because it is deposited with third-party institutions and not available for our use. Included in restricted cash on our consolidated balance sheets are tuition payments due to schools, undisbursed loan origination proceeds and loan payments and recoveries on defaulted education loans. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to clients.

Line of Credit

At December 31, 2013, through Union Federal, we had $75.9 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at December 31, 2013 or June 30, 2013.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from operations, for the three and six months ended December 31, 2013 and 2012 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(dollars in thousands)
Loss from operations	$(7,386)	$(11,908)	$(18,629)	$(25,445)
Adjustments to loss from operations:
Fair value changes to service revenue receivables	(437)	(381)	(882)	(1,219)
Distributions from service revenue receivables	730	444	2,079	1,556
Depreciation and amortization	1,329	988	2,637	1,994
Stock-based compensation	905	1,081	2,893	2,149
Change in TMS deferred revenue	(2,037)	(2,368)	(531)	(910)
Additions to property and equipment	(713)	(1,327)	(1,384)	(2,187)
Other	(609)	(200)	(828)	(447)

Non-GAAP net operating cash usage	$(8,218)	$(13,671)	$(14,645)	$(24,509)

“Net operating cash usage” for the three months ended December 31, 2013 improved by $5.5 million, or 40%, compared to the three months ended December 31, 2012. The decrease of $5.5 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was largely the result of a decrease in non-interest cash expenses of $3.7 million driven principally by decreases of $1.9 million in general and administrative expenses coupled with decreases of $1.7 million in cash based compensation and benefits expenses.

“Net operating cash usage” for the six months ended December 31, 2013 improved by $9.9 million, or 40%, compared to the six months ended December 31, 2012. The decrease of $9.9 million for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 was largely the result of a decrease in non-interest cash expenses of $6.0 million driven principally by decreases of $4.9 million in general and administrative expenses coupled with decreases of $1.1 million in cash based compensation and benefits expenses.

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

Union Federal’s equity capital was $22.9 million at December 31, 2013, up from $21.6 million at June 30, 2013. FMD made capital contributions of $450 thousand to Union Federal during the six months ended December 31, 2013. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of December 31, 2013 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	December 31, 2013	June 30, 2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	24.6%	25.2%
Total risk-based capital	8.0	10.0	25.3	26.0
Tier 1 (core) capital	4.0	5.0	12.9	11.7

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

Our risk-based interest-bearing assets are largely made up of our investments available-for-sale, education loans and mortgage loans. The mix of fixed-rate versus variable-rate instruments for our investments available-for-sale and loan portfolios as of December 31, 2013 are presented in the table below:

December 31, 2013	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$76,266	$15,447	20.3%	$60,819	79.7%
Education loans held-for-sale	53,906	53,906	100.0	—	—
Education loans held-to-maturity	19,250	19,250	100.0	—	—
Mortgage loans held-to-maturity	14,961	3,388	22.6	11,573	77.4

	$164,383	$91,991	56.0%	$72,392	44.0%

As shown above, at December 31, 2013, our education loan portfolios consisted entirely of variable-rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 20% of our investments available-for-sale and approximately 23% of our mortgage loan portfolio were also variable-rate instruments. As market rates increase or decrease, our variable-rate interest-bearing assets are likely to be immediately impacted while our interest-bearing liabilities would be slower to reprice. The balance of the interest-bearing assets in the table above were fixed-rate instruments. Of these fixed-rate instruments, approximately 84% were available-for-sale securities, which had a weighted-average life of 4.0 years. In addition to the interest-bearing assets in the table above, our interest-bearing assets included short-term investments of $51.2 million at December 31, 2013, which consisted of fixed-rate certificates of deposit that have maturities of less than one year.

Our interest-bearing liabilities consisted of customer deposits held at Union Federal, totaling $159.3 million at December 31, 2013. Of these deposits, approximately 83% were comprised of demand deposits, including savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 17% of customer deposits represented fixed-rate time deposits, of which approximately 30% had maturities in excess of 12 months from December 31, 2013.

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

Our investment decisions with respect to the interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As noted above, approximately 23% of Union Federal’s mortgage loans, approximately 20% of its available-for-sale securities and all of its education loans had variable interest rates at December 31, 2013. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. We invest our excess cash primarily in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results in order to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates. Further, increases in interest rates may have an adverse impact on our consolidated balance sheets as the fixed-rate portion of our investments available-for-sale portfolio could continue to experience unrealized losses. Interest rate risk is mitigated with respect to our investments available-for-sale portfolio due to the relatively short weighted-average life of the portfolio.

We use current market interest rates and our expectations of future interest rates to estimate the fair value of our service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 4.	Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2013, the ATB issued its opinion confirming the rulings and findings in the ATB Order, which we refer to as the ATB Opinion. We had argued that the loan servicers’ activities, which were conducted outside of Massachusetts on behalf of the trusts, determined the location of the loans for purposes of the Property Factor. The ATB disagreed and determined that the loan servicers’ activities should not be attributed to GATE and further determined that, for purposes of the Property Factor, the trust-owned education loans were located in Massachusetts, GATE’s commercial domicile and, therefore, were subject to 100% Massachusetts apportionment.

On July 22, 2013, we filed an appeal of the ATB’s findings with regard to the Property Factor in the Massachusetts Appeals Court (No. 2013-P-0935). The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the Massachusetts Supreme Judicial Court, or SJC, notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has not set a date for the hearing for our appeal. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments, including interest, as discussed below, for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position.

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of December 31, 2013, we have accrued a total of $25.6 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. The Massachusetts Department of Revenue has not yet acted on the application. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months primarily due to the SJC’s decision to hear our appeal. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

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

On October 23, 2013, a different plaintiff filed a related derivative action in the same court against Daniel Meyers, Kenneth Klipper and current or former members of FMD’s Board of Directors Peter Drotch, George Daly, William Hansen, Thomas Eddy, Dort Cameron III, Nancy Bekavac, Stephen Anbinder, Peter Tarr, William Berkley, and Henry Cornell. The action is entitled Noel v. Daniel Meyers, et al., Civ. A. No. 13-cv-12683-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to FMD by making, or not preventing, purported false and misleading statements concerning FMD’s corporate income tax filings. The plaintiff also asserts claims for unjust enrichment and corporate waste. The complaint seeks, among other relief, a return of all damages purportedly sustained by FMD as well as changes to corporate governance policies and procedures. On January 23, 2014, this action was stayed pending the resolution and disposition of the Smith action.

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

There were no material developments during the second quarter of fiscal 2014 in the matter entitled “Internal Revenue Service Audit” included in Item 1 of Part II of our quarterly report on Form10-Q for the quarterly period ended September 30, 2013. For additional information, see Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

•	We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of a substantial portion of the operating assets of the Cology Sellers.

•	We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

•	Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the pending state tax matters.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•	Recent legislative proposals could affect the ability of an owner of an education loan to receive all of the principal and interest due, including proposals to change the non-dischargeability of education loans in bankruptcy, the obligation of borrowers who die or become disabled, and the obligation of borrowers whose financial circumstances make repayment difficult. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partnered lenders, and adversely affect the overall desirability of private education loan assets to investors.

•	The price of our common stock may be volatile.

In addition, we added the following risk factors:

•	Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers, which could impact us as both a provider of services to financial institutions as well as a consumer of such services by third-party service providers.

•	Our recently effected reverse stock split could impair the value of your investment or adversely affect the market liquidity of our common stock.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. Through February 10, 2014, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including FMD’s subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

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

We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of December 31, 2013, the fair value of our funded credit enhancements was $20.6 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial condition and could damage business prospects for our Monogram platform.

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

We offer our clients and prospective clients, national and regional financial and educational institutions, services in structuring and supporting their education loan programs and tuition payment processing plans. The outsourcing services market in which we operate is competitive with a number of active participants, some of which have longer operating histories and significantly greater financial, marketing, technical or other competitive resources than we or our clients have, including funding capacity. As a result, our competitors or potential competitors may be better able to overcome capital markets dislocations, adapt more quickly to new or emerging technologies and changes in customer preferences or compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share, than we are. In particular, competitors with larger customer bases, greater name or brand recognition or more established customer relationships than us or those of our clients have an advantage in attracting loan applicants at a lower acquisition cost. These disadvantages are particularly acute for us because we have only been operating Monogram-based loan programs since fiscal 2011.

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

The demand for private education loans could weaken if student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow families to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both pre-paid tuition plans and college savings plans, that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs, generally, and interest rates on the loans under these programs, specifically; and

•	Direct loans from colleges and universities.

In addition, certain colleges and universities offer discounts to tuition costs and fees as a way to maintain their competitive positioning in the education marketplace. If demand for private education loans weakens, we would experience reduced demand for our services, which could have a material adverse effect on our results of operations.

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

As part of our previous cost reduction initiatives we have terminated employees, including members of senior management. Although we believe that our capital resources as of December 31, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

As of December 31, 2013, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

If we or one of our third-party service providers experience a data security breach and confidential customer information is disclosed, we may be subject to penalties imposed by regulators, civil actions for damages and negative publicity, which could be costly, affect our customer relationships and have a material adverse effect on our business. In addition, state and federal legislative proposals, if enacted, may impose additional requirements on us to safeguard confidential customer information, which may result in increased compliance costs.

Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislation, legislative proposals and regulatory rule-making to address data privacy and security. Consequently, we may be subject to rapidly changing and increasingly extensive requirements intended to protect the consumer information that we process in connection with education loans and tuition payment plans. Implementation of systems and procedures to address these requirements has increased our compliance costs, and these costs may increase further as new requirements emerge. If we or one of our third-party service providers were to experience a data security breach, or if we were to otherwise improperly disclose confidential customer or consumer information, such breach or other disclosure could be costly, generate negative publicity about us and adversely affect our relationships with our clients, including the lenders and educational institutions with which we do business, any of which could have a material adverse effect on our business. In addition, such pending legislative proposals and regulations, if adopted, likely would result in substantial penalties for unauthorized disclosure of confidential consumer information. Failure to comply with those requirements could result in regulatory sanctions imposed on our lender clients and loss of business for us.

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

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has not set a date for the hearing for our appeal. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability in fiscal 2013, including interest, but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. We have accrued a total income tax liability of $25.6 million, including interest, as of December 31, 2013 related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. The Massachusetts Department of Revenue has not yet acted on the application. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

Our key assumptions to estimate fair value include, as applicable:

•	Discount rates, which we use to estimate the present value of our future cash flows;

•	The annual rate and timing of education loan prepayments;

•	The trend of interest rates over the life of the loan pool, including the forward LIBOR curve, which is a projection of future LIBOR rates over time;

•	The expected annual rate and timing of education loan defaults, including the effects of various risk mitigation strategies, such as basic forbearance and alternative payment plans and school and lender guarantees;

•	In the case of participation accounts, the timing of the return of capital;

•	The expected amount and timing of recoveries on defaulted education loans; and

•	The fees and expenses of the securitization trusts.

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

In connection with Union Federal’s sale of an education loan portfolio in October 2009, FMD delivered a performance guaranty to the purchaser of the loan portfolio. See Note 12, “Commitments and Contingencies—Performance Guaranty,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its indemnification or loan repurchase obligations, FMD would be required to perform such obligations. As a result, we could incur substantial costs pursuant to the performance guaranty if Union Federal were unable to perform its obligations.

In April 2010, FMD and certain of its subsidiaries entered into agreements relating to the restructuring of the education loan warehouse facility of FMD’s indirect subsidiary UFSB Private Loan SPV, LLC. In connection with the restructuring, FMD agreed, among other things, to provide a separate indemnity for third-party claims by or on behalf of borrowers against the third-party conduit lender under the facility based on loan origination errors under the facility. See Note 12, “Commitments and Contingencies—Indemnifications—Union Federal,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. As a result, we may incur substantial costs in the event of a claim for damages related to the facility, which could have a material adverse effect on our liquidity or financial condition.

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

Economic conditions and interest rate risk could also adversely impact the fair value and the ultimate collectability of our investments available-for-sale. Changes in the fair value of investments available-for-sale are recorded as unrealized gains and losses through other comprehensive income, a component of stockholders’ equity. Should an investment be deemed “other than temporarily impaired,” we would be required to write down the carrying value of the investment through earnings to the extent the loss is due to a credit event. Such write down(s) may have a material adverse effect on our financial condition and results of operations.

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

Although we believe that our capital resources as of December 31, 2013, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In particular, as we announced on August 15, 2013, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Insufficient funds could require us to delay, scale back or eliminate certain of our products, eliminate our ability to provide credit enhancement commitments to prospective clients relating to Monogram-based loan programs, curtail, delay or terminate plans for TMS or Cology LLC, terminate personnel, further scale back our expenses or cease operations. In addition, our short-term financing needs are subject to regulatory capital requirements related to Union Federal. See Note 14, “Union Federal Regulatory Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

A significant portion of the purchase price for our acquisition of TMS and our acquisition of a substantial portion of the operating assets of the Cology Sellers is allocated to goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss could have a material adverse impact on our financial condition and results of operations.

At December 31, 2013, we had $20.1 million of goodwill and $22.9 million of intangible assets related to our acquisitions of TMS and a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

The success of our business may depend on our ability to structure securitizations or other funding transactions for our clients’ loan portfolios. Several factors have had, or may have, a material adverse effect on both our ability to structure funding transactions and the revenue we may generate for providing our structural advisory and other services, including the following:

•	Volatility in the capital markets generally or in the education loan ABS sector specifically, which could restrict or delay our access to the capital markets;

•	The timing and size of education loan asset-backed securitizations that other parties facilitate, or the adverse performance of, or other problems with, such securitizations, which could impact pricing or demand for our future securitizations, if any;

•	Challenges to the enforceability of education loans based on violations of federal or state consumer protection or licensing laws and related regulations, or imposition of penalties or liabilities on assignees of education loans for violations of such laws and regulations;

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies or credit facility providers; and

•	Changes to bankruptcy laws that change the current non-dischargeable status of private education loans, which could materially adversely affect the profitability of the loan portfolios if applied to loans originated prior to the date of the change.

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

Various regulators have increased diligence and enforcement efforts and new laws and regulations have been passed or are under consideration in the U.S. Congress as a result of turbulence in the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and the federal agencies are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

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

Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers, which could impact us as both a provider of services to financial institutions as well as a consumer of such services by third-party service providers.

The CFPB and, more recently, the OCC and the Federal Reserve, have issued guidance documents outlining their expectations of supervised banks and non-banks with respect to their relationships with service providers that increase the responsibilities of parties to vet and supervise the activities of service providers to ensure compliance with federal consumer financial laws. Regulators increasingly espouse a “life cycle” approach to vendor management that includes five important stages of the vendor relationship, including planning, due diligence and service provider selection, contract negotiation, ongoing monitoring, and termination. The issuance of regulatory guidance, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, either in our supervision of vendors or as a result of acts or omissions of counter parties who are deficient in their supervision of us as a service provider, we could in the future be subject to supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.

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

Recent legislative proposals could affect the ability of an owner of an education loan to receive all of the principal and interest due, including proposals to change the non-dischargeability of education loans in bankruptcy, the obligation of borrowers who die or become disabled, and the obligation of borrowers whose financial circumstances make repayment difficult. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partnered lenders, and adversely affect the overall desirability of private education loan assets to investors.

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

In addition, the CFPB has raised concerns that education loan servicers have taken insufficient measures to enter into work-outs with borrowers who are having difficulties repaying their education loans, and there is legislation pending to affect the obligations of both borrowers and co-signers on loans obtained by a borrower who dies or becomes disabled. Similar to the dischargeability issue, although our operations would not be directly affected because we are not engaged in the servicing of education loans, these proposals may make private education loans less attractive to investors.

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

The association between marketers of high-interest “payday” loans, tax-return anticipation loans, subprime credit cards and online payment services, on the one hand, and banks, on the other hand, has come under recent scrutiny. Recent litigation asserts that loan marketers use lenders with a bank charter that authorizes the lender to charge the most favored interest rate available in the lender’s home state in order to evade usury and interest rate caps, and other consumer protection laws imposed by the states where they do business. Such litigation has sought, successfully in some instances, to re-characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought in the context of gift cards. Moreover, federal banking regulators and the FTC have undertaken enforcement actions challenging the activities of certain loan marketers and their bank partners, particularly in the context of subprime credit cards. We believe that our activities, and the activities of third parties whose marketing on behalf of lenders may be coordinated by us, are distinguishable from the activities involved in these cases.

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

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in your shares of our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	The success of our Monogram platform, our fee-for-service offerings, our TMS offerings and our Cology LLC offerings, including our ability to attract new clients for each of our product offerings;

•	Announcements by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital markets activities;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts, including as a result of the timing, size or structure of any portfolio funding transactions;

•	Developments or the perception of developments in litigation or proceedings in which we are involved, including:

•	any challenges to tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the ongoing IRS audit of our past tax returns, including as a result of the NOPAs we received on September 10, 2013, which, if the IRS’ positions are successful, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	the resolution of our appeal of the ATB Order in the cases pertaining to our Massachusetts state income tax return; and

•	the purported class action filed against FMD and certain of FMD’s officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s officers and certain current or former members of FMD’s Board of Directors in the United States District Court for the District of Massachusetts in October 2013;

•	Difficulties we may encounter in structuring securitizations or alternative financings, including disruptions in the education loan ABS market or demand for securities offered by securitization trusts that we facilitate, or the loss of opportunities to structure securitization transactions;

•	General economic conditions and trends, including unemployment rates and economic pressure on consumer asset classes such as education loans;

•	Legislative initiatives affecting federal or private education loans, including initiatives relating to bankruptcy dischargeability and the federal budget and regulations implementing the Dodd-Frank Act;

•	Changes in the education finance marketplace generally;

•	Negative publicity about the education loan market generally or us specifically;

•	Regulatory developments or sanctions directed at Union Federal or us;

•	Application of accounting policies and pronouncements, and their effects on our reported financial condition and results of operations, including future determinations under ASU 2009-17 to consolidate or deconsolidate VIEs;

•	Price and volume fluctuations in the overall stock market and volatility in the ABS market, from time to time;

•	Negative investor reaction to the 1-for-10 reverse stock split we effected on December 2, 2013;

•	Significant volatility in the market price and trading volume of financial services and process outsourcing companies;

•	Major catastrophic events;

•	Purchases or sales of large blocks of our common stock or other strategic investments involving us;

•	Dilution from raising capital through a stock or other equity instrument issuance; or

•	Departures or long-term unavailability of key personnel, including FMD’s Chief Executive Officer, who we believe has unique insights and experience at this point of change in our business and the education loan industry.

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

Our recently effected reverse stock split could impair the value of your investment or adversely affect the market liquidity of our common stock.

On November 12, 2013, our stockholders approved an amendment to our restated certificate of incorporation and authorized the FMD Board of Directors to effect a 1-for-10 reverse stock split of our issued and outstanding common stock and to decrease the number of authorized shares of common stock on a basis proportional to the reverse stock split ratio. On December 2, 2013, we effected the 1-for-10 reverse stock split of our common stock; however, there are risks associated with this reverse stock split, which may be viewed negatively by the market.

The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

•	The reverse stock split will increase the market price per share of our common stock on a sustained basis;

•	The market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split; or

•	The reverse stock split will result in a market price per share that will attract brokers and investors who do not trade in lower priced stocks.

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock.

Stockholders that own large blocks of our common stock could substantially influence matters requiring approval by our stockholders and could limit your ability to influence the outcome of key transactions, including a change of control.

There are certain investors that hold large blocks of our common stock, which could impact the outcome of key transactions. In addition, our directors and executive officers owned approximately 9.5% of the outstanding shares of our common stock as of December 31, 2013, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

THE FIRST MARBLEHEAD CORPORATION

Date: February 10, 2014	By:	/s/ Kenneth Klipper
Kenneth Klipper
Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1††	Loan Purchase and Sale Agreement, dated January 23, 2014, by and among Union Federal Savings Bank, RBS Citizens, N.A. and the Registrant*

3.1(1)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated December 2, 2013

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013.
*	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally copies of any omitted schedules upon request by the Securities and Exchange Commission.