Form 10-Q
period 2014-03-31
FIRST MARBLEHEAD CORP
filed 2014-05-08
CIK 1262279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, the registrant had 11,288,523 shares of common stock, $0.01 par value per share, outstanding.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

Cautionary Statement

In addition to historical information, this quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations and products; financial performance and liquidity; future funding transactions; projected costs; projected loan portfolio performance; future market position; prospects, plans and outlook of management; proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, as well as the possible inclusion of additional taxable income for such tax years under audit; and the sale by Union Federal Savings Bank of education loans to RBS Citizens, N.A., and the closing of the anticipated second private education loan sale transaction in a timely manner; other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” set forth in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report and factors including, but not limited to, those set forth under the caption “Risk Factors” in Item 1A of Part II of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 8, 2014.

Part I. Financial Information

Item 1.	Financial Statements

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	March 31, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$104,706	$81,910
Short-term investments, at cost	43,172	55,179
Restricted cash	77,815	87,338
Investments available-for-sale, at fair value	62,563	84,782
Education loans held-for-sale, at lower of cost or fair value	21,852	—
Education loans held-to-maturity, net of allowance of $1,334 and $1,659	18,846	62,996
Mortgage loans held-to-maturity, net of allowance of $471 and $440	15,108	12,629
Deposits for participation interest accounts, at fair value	21,472	13,147
Service revenue receivables, at fair value	14,206	14,817
Goodwill	20,066	20,066
Intangible assets, net	22,347	24,193
Property and equipment, net	5,942	6,176
Other assets	9,221	9,060

Total assets	$437,316	$472,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$163,675	$163,977
Restricted funds due to clients	77,713	86,994
Accounts payable, accrued expenses and other liabilities	9,798	14,884
Income taxes payable	26,612	25,922
Net deferred income tax liability	1,562	1,189

Total liabilities	279,360	292,966
Commitments and contingencies:
Stockholders’ equity:
Common stock, par value $0.01 per share; 25,000 shares authorized; 12,247 and 12,051 shares issued; 11,288 and 11,154 shares outstanding	122	120
Additional paid-in capital	461,613	457,927
Accumulated deficit	(115,139)	(90,824)
Treasury stock, 959 and 897 shares held, at cost	(187,853)	(187,154)
Accumulated other comprehensive loss	(787)	(742)

Total stockholders’ equity	157,956	179,327

Total liabilities and stockholders’ equity	$437,316	$472,293

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Revenues:
Net interest income:
Interest income	$1,760	$1,527	$5,179	$4,087
Interest expense	(362)	(406)	(1,122)	(1,020)

Net interest income	1,398	1,121	4,057	3,067
(Provision) credit for loan losses	(5)	(70)	(27)	50

Net interest income after (provision) credit for loan losses	1,393	1,051	4,030	3,117
Non-interest revenues:
Tuition payment processing fees	7,883	7,466	23,469	22,264
Administrative and other fees	4,122	3,437	11,111	9,238
Fair value changes to service revenue receivables	1,366	838	2,248	2,057

Total non-interest revenues	13,371	11,741	36,828	33,559

Total revenues	14,764	12,792	40,858	36,676
Non-interest expenses:
Compensation and benefits	9,513	10,454	28,404	29,663
General and administrative	11,099	11,172	37,212	41,573

Total non-interest expenses	20,612	21,626	65,616	71,236

Loss from operations	(5,848)	(8,834)	(24,758)	(34,560)
Other income (expense):
Net realized losses on sales of investments available-for-sale	(161)	—	(161)	—
Other income	1,392	421	1,673	702

Total other income	1,231	421	1,512	702

Loss from operations, before income taxes	(4,617)	(8,413)	(23,246)	(33,858)
Income tax expense	496	376	1,069	1,146

Net loss	$(5,113)	$(8,789)	$(24,315)	$(35,004)

Net loss per basic and diluted common share	$(0.45)	$(0.79)	$(2.16)	$(3.30)
Basic and diluted weighted-average common shares outstanding	11,288	11,111	11,262	10,599

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(dollars in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net loss	$(5,113)	$(8,789)	$(24,315)	$(35,004)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments available-for-sale arising during the period	861	(793)	116	160
Less: reclassification adjustment for net realized losses included in net loss	(161)	—	(161)	—

Total other comprehensive income (loss)	700	(793)	(45)	160

Total comprehensive loss	$(4,413)	$(9,582)	$(24,360)	$(34,844)

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(dollars and shares in thousands)

	Non-voting convertible preferred stock issued		Common stock				Additional		Accumulated other comprehensive income	Total
			Issued		In treasury		paid-in	Accumulated	(loss), net of	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	tax	equity
Balance at June 30, 2012	133	$1	11,066	$110	(866)	$(186,828)	$453,722	$(40,627)	$610	$226,988
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(35,004)	—	(35,004)
Other comprehensive income	—	—	—	—	—	—	—	—	160	160

Total comprehensive loss	—	—	—	—	—	—	—	(35,004)	160	(34,844)
Net stock issuance from vesting of stock units	—	—	36	—	(10)	(102)	—	—	—	(102)
Stock-based compensation	—	—	—	—	—	—	3,221	—	—	3,221
Conversion of preferred stock	(133)	(1)	885	9	—	—	(8)	—	—	—

Balance at March 31, 2013	—	$—	11,987	$119	(876)	$(186,930)	$456,935	$(75,631)	$770	$195,263

Balance at June 30, 2013	—	$—	12,051	$120	(897)	$(187,154)	$457,927	$(90,824)	$(742)	$179,327
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,315)	—	(24,315)
Other comprehensive loss	—	—	—	—	—	—	—	—	(45)	(45)

Total comprehensive loss	—	—	—	—	—	—	—	(24,315)	(45)	(24,360)
Net stock issuance from vesting of stock units	—	—	196	2	(62)	(699)	(2)	—	—	(699)
Stock-based compensation	—	—	—	—	—	—	3,688	—	—	3,688

Balance at March 31, 2014	—	$—	12,247	$122	(959)	$(187,853)	$461,613	$(115,139)	$(787)	$157,956

See accompanying notes to unaudited consolidated financial statements.

THE FIRST MARBLEHEAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended March 31,
	2014	2013
Cash flows from operating activities, net of effects of acquisition:
Net loss	$(24,315)	$(35,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,996	3,159
Provision (credit) for loan losses	27	(50)
Deferred income tax expense	373	320
Stock-based compensation	3,688	3,221
Service revenue receivable distributions	2,859	2,743
Net realized losses on sales of investments available-for-sale	161	—
Gain on sale of education loans held-for-sale	(1,392)	—
Changes in assets/liabilities:
Participation interest accounts	(8,325)	(6,808)
Fair value increase to service revenue receivables	(2,248)	(2,057)
Other assets	(940)	(1,076)
Accounts payable, accrued expenses and other liabilities	(5,078)	(8,094)
Income taxes payable	690	1,233

Net cash used in operating activities	(30,504)	(42,413)
Cash flows from investing activities, net of effects of acquisition:
Net cash paid for acquisition of operating assets of Cology, Inc.	—	(4,757)
Purchases of short-term investments	(48,231)	(15,109)
Proceeds from maturities of short-term investments	60,238	50,000
Net decrease in restricted cash	9,523	28,760
Net decrease in restricted funds due to clients	(9,281)	(28,693)
Purchases of investments available-for-sale	—	(24,695)
Proceeds from sales of investments available-for-sale	11,379	—
Principal repayments from investments available-for-sale	10,634	9,555
Net increase in education loans held-for-sale	(6,536)	—
Proceeds from sale of education loans held-for-sale	41,175	—
Net increase in education loans held-to-maturity	(10,189)	(28,814)
Net increase in mortgage loans held-to-maturity	(2,487)	(3,819)
Purchases of property and equipment	(1,916)	(2,661)

Net cash provided by (used in) investing activities	54,309	(20,233)
Cash flows from financing activities, net of effects of acquisition:
Net (decrease) increase in deposits	(302)	80,791
Payments on capital lease obligations	(8)	(6)
Repurchases of common stock	(699)	(102)

Net cash (used in) provided by financing activities:	(1,009)	80,683

Net increase in cash and cash equivalents	22,796	18,037
Cash and cash equivalents, beginning of period	81,910	123,497

Cash and cash equivalents, end of period	$104,706	$141,534

Supplemental disclosures of cash flow information:
Interest paid	$1,102	$909
Income taxes paid	5	61
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of education loans from held-to-maturity to held-for-sale, net	$55,036	$—
Interest receivable capitalized to loan principal	779	255
Conversion of preferred stock to common stock	—	8

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

We are a specialty finance company focused on the education financing marketplace in the United States. We provide loan programs on behalf of our lender clients for K-12, undergraduate and graduate students and for college graduates seeking to refinance private education loan obligations. We offer a fully integrated suite of services through our Monogram® loan product service platform (Monogram platform), as well as certain services on a stand-alone, fee-for-service basis. We partner with lenders to design and administer education loan programs through our Monogram platform, which are typically school-certified. They are designed to be marketed through educational institutions or to prospective borrowers and their families directly and to generate portfolios intended to be held by the originating lender or financed in the capital markets. We also offer a number of other services on a stand-alone, fee-for-service basis. These services include tuition planning, tuition billing, refund management and payment technology services offered through our subsidiary Tuition Management Systems LLC (TMS), traditional retail banking products offered through our bank subsidiary Union Federal Savings Bank (Union Federal®), as well as loan origination, portfolio management and securitization services. On May 6, 2014, we announced that we are considering strategic alternatives for Union Federal, including a potential liquidation. If we liquidate Union Federal, or if Union Federal otherwise ceases to be a subsidiary of FMD, FMD will cease to offer banking services through Union Federal. In addition, through FMD’s subsidiary Cology LLC, we provide loan processing and disbursement services to various credit union and other lender clients. The education loans we originate on behalf of our partner lender clients, excluding Union Federal, as well as the education loans we process on behalf of Cology LLC clients are not included on our consolidated balance sheets but, rather, are included on the balance sheets of our partner lender and Cology LLC clients. As such, none of the references in this quarterly report to education loans included in our consolidated balance sheets include the education loans originated by our partner lender clients or by Cology LLC on behalf of its clients.

Basis of Financial Reporting

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results for fiscal 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our Annual Report.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or as a separate disclosure in the notes to the financial statements. Our only other comprehensive income component is net unrealized holding gains or losses on investments available-for-sale. Pursuant to ASU 2013-02, we initially exclude these unrealized holding gains and losses from our net loss; however they are later reported as reclassifications out of accumulated other comprehensive income (loss) when the securities are sold. When the securities are sold, the reclassification of realized gains and losses on investments available-for-sale are included in our consolidated statements of operations under the other income (expense) subheading in the line item net realized losses on sales of investment available-for-sale and the related income tax expense (benefit), if any, is included in the line item income tax expense (benefit). For the three and nine months ended March 31, 2014, the reclassification adjustment for investment securities sold, net of tax, is detailed on our consolidated statements of comprehensive loss under the subheading reclassification adjustment for net realized losses included in net loss. There was no tax benefit reclassified out of other comprehensive income (loss) related to securities sold during the three and nine months ended March 31, 2014 as there was a full valuation allowance against the corresponding deferred tax asset.

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

ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon a Foreclosure (ASU 2014-04), is effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. ASU 2014-04 clarifies when banks and similar institutions should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned. ASU 2014-04 defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. ASU 2014-04 allows for prospective or modified retrospective application. We do not expect the adoption of ASU 2014-04 to have a material impact on our consolidated financial statements.

ASU 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in the financial statements previously issued or available for issuance. ASU 2014-08 elevates the threshold for a disposal transaction to qualify as a discontinued operation. Under the new guidance, only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results will be required to be reported as discontinued operations in the financial statements. Further, ASU 2014-08 expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose information about individually significant components that are disposed of or held-for-sale and do not qualify as discontinued operations. We do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements.

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

(2) Asset Acquisition of Cology, Inc.

During the second quarter of fiscal 2013, FMD’s subsidiary Cology LLC completed its acquisition of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers, for $4.7 million in cash and the assumption of certain liabilities. Cology LLC provides education loan processing and disbursement services to approximately 265 credit union and other lender clients in the United States as well as offering life-of-loan servicing. Cology LLC earns fees based primarily on the number of loan applications, loan certifications and disbursements it processes on behalf of its clients. Cology LLC does not originate education loans for its own account.

In connection with the transaction, we established a performance incentive plan that provides for payment of bonuses to eligible employees based on Cology LLC’s achievement of certain profitability targets for the periods ending June 30, 2013, 2014 and 2015. We have not accrued any amounts under the performance incentive plan as of March 31, 2014.

(3) Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31, 2014	June 30, 2013
	(dollars in thousands)
Cash equivalents (money market funds)	$27,903	$33,032
Interest-bearing deposits with the Federal Reserve	73,487	24,906
Interest-bearing deposits with banks	1,792	22,438
Non-interest-bearing deposits with banks	1,324	1,334
Federal funds sold	200	200

Total cash and cash equivalents	$104,706	$81,910

Cash and cash equivalents included balances held at Union Federal of $74.3 million and $27.0 million at March 31, 2014 and June 30, 2013, respectively, which were not available for dividends without prior approval from the Office of the Comptroller of the Currency (OCC), Union Federal’s regulator.

(4) Short-term Investments

Short-term investments of $43.2 million at March 31, 2014 and $55.2 million at June 30, 2013 included certificates of deposit with highly-rated financial institutions, carried at cost. These certificates of deposit had a range of maturities from 1.6 months to 6.8 months at March 31, 2014.

(5) Investments Available-for-Sale

We categorize investments available-for-sale by major security type. Government-sponsored enterprises (GSE) are comprised of debt securities issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The following table provides a summary of investments available-for-sale by major security type:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(dollars in thousands)
At March 31, 2014:
GSE mortgage-backed securities	$55,636	$288	$(1,068)	$54,856
Mortgage-backed securities issued by U.S. government agencies	7,714	91	(98)	7,707

Total	$63,350	$379	$(1,166)	$62,563

At June 30, 2013:
GSE mortgage-backed securities	$71,970	$294	$(1,020)	$71,244
Mortgage-backed securities issued by U.S. government agencies	13,554	153	(169)	13,538

Total	$85,524	$447	$(1,189)	$84,782

At March 31, 2014 and June 30, 2013, seven and 10 investment securities, respectively, totaling $39.3 million and $53.1 million, respectively, had unrealized losses of $1.2 million. At March 31, 2014, two investment securities, with an amortized cost of $13.7 million, had been in an unrealized loss position for greater than 12 months and the remaining five investment securities had been in an unrealized loss position for less than 12 months. At June 30, 2013, the 10 investment securities with unrealized losses had been in an unrealized loss position for less than 12 months. Management evaluates impairments in values, whether caused by adverse interest rates or credit movements, to determine if they are other-than-temporary. Additionally, management evaluates whether it intends to sell or will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. Management concluded the unrealized losses at March 31, 2014 and June 30, 2013 were temporary in nature. Subject to the outcome of the strategic alternatives under consideration for Union Federal, we do not intend to sell the debt securities and it is more likely than not that we will not be required to sell the debt securities before the anticipated recovery of their remaining amortized cost.

The amortized cost basis of securities available-for-sale by maturity as of March 31, 2014 is presented below. Mortgage-backed securities were classified below based on the security’s weighted-average maturity, adjusted for anticipated prepayments. Contractual maturities on the mortgage-backed securities range from 20 to 29 years.

	March 31, 2014
	Due in one year or less	Due after one year but within five years	Due after five years but within ten years	Due after ten years	Total
	(dollars in thousands)
Securities available-for-sale:
GSE mortgage-backed securities:
Amortized cost	$—	$17,374	$31,964	$6,298	$55,636
Weighted-average yield	—%	1.96%	1.74%	3.17%	1.97%
Mortgage-backed securities issued by U.S. government agencies:
Amortized cost	$—	$4,704	$—	$3,010	$7,714
Weighted-average yield	—%	2.26%	—%	3.37%	2.69%

Total debt securities:
Amortized cost	$—	$22,078	$31,964	$9,308	$63,350
Weighted-average yield	—%	2.02%	1.74%	3.23%	2.06%

Fair value	$—	$22,029	$31,562	$8,972	$62,563

At March 31, 2014, the expected weighted-average remaining life of the mortgage-backed security portfolio, calculated using anticipated prepayment speed assumptions, was 6.1 years.

(6) Education Loans Held-for-Sale

We hold a portfolio of education loans that we classify as held-for-sale as a result of a loan purchase and sale agreement entered into among FMD, Union Federal and RBS Citizens, N.A. (Citizens) on January 23, 2014. Pursuant to the loan purchase and sale agreement, Union Federal agreed to sell to Citizens a portfolio of education loans at a purchase price equal to 103.5% of the aggregate outstanding principal balance of the education loans as of the applicable cut-off date for the sale plus any accrued but unpaid interest.

On March 28, 2014, Union Federal completed the first of what is expected to be two closings by selling to Citizens education loans with an aggregate outstanding principal balance of approximately $39.8 million. Union Federal received $43.1 million in sale proceeds and recognized a $1.4 million gain on the sale which was recorded in our consolidated statement of operations within other income.

As of March 31, 2014, $21.9 million of education loans were classified as held-for-sale, which are loans eligible to be sold as part of the second closing of the loan sale transaction with Citizens. The education loans must continue to meet certain eligibility criteria, as set forth in the loan purchase and sale agreement, to be sold at the second closing. The second closing is expected to occur prior to June 30, 2014, under the same terms of the first closing, subject to customary closing conditions.

Since the education loans have a fair value greater than book value, as the purchase price is at a premium to par value, the carrying amount of the education loans held-for-sale was recorded at cost on our consolidated balance sheet at March 31, 2014.

(7) Education Loans Held-to-Maturity

(a) Gross Education Loans Outstanding

At March 31, 2014 and June 30, 2013, gross education loans outstanding primarily consisted of education loans held by Union Federal, totaling $19.3 million and $63.6 million, respectively. During the second and third quarters of fiscal 2014, a net $57.8 million of education loans were reclassified from held-to-maturity to held-for-sale due to the loan purchase and sale agreement entered into among FMD, Union Federal and Citizens. See Note 6, “Education Loans Held-for-Sale,” for additional information on the education loans classified as held-for-sale. Other education loans consisted of loans totaling $881 thousand and $1.0 million at March 31, 2014 and June 30, 2013, respectively, which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. These loans were fully reserved for at March 31, 2014 and June 30, 2013.

The following table summarizes the composition of the net carrying value of our education loans held-to-maturity as of the dates indicated:

	March 31, 2014	June 30, 2013
	(dollars in thousands)
Gross loan principal outstanding	$20,180	$64,655
Allowance for loan losses	(1,334)	(1,659)

Education loans held-to-maturity, net of allowance	$18,846	$62,996

(b) Education Loan Allowance for Loan Losses and the Related Provision (Credit) for Loan Losses

We recorded the following activity in the allowance for loan losses for education loans held-to-maturity:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning of period	$1,460	$1,464	$1,659	$1,309
Provision (credit) for loan losses	45	26	19	(151)
Reserves reclassified from interest receivable for capitalized interest	1	4	10	26
Charge-offs	(201)	(30)	(423)	(86)
Recoveries from borrowers	29	82	69	448

Balance, end of period	$1,334	$1,546	$1,334	$1,546

To estimate the allowance for loan losses on our Monogram-based loan portfolio, we utilized specific default and recovery rates projected for the Monogram-based loan portfolio over the 12-month loss confirmation period. The projections were then modified to incorporate actual delinquency roll rates for the first six months of the loss confirmation period. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults, recoveries and delinquency roll rates of the Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio.

At March 31, 2014 and June 30, 2013, there were $242 thousand and $189 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans included $61 thousand and $42 thousand, at March 31, 2014 and June 30, 2013, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under Accounting Standards Codification (ASC) 310, Receivables, for a specific reserve. At March 31, 2014, there were $118 thousand of education loans that were greater than 180 days past due, of which $99 thousand were Monogram-based education loans issued through Union Federal.

Overall Education Loan Credit Quality

Management monitors the credit quality of an education loan based on loan status, as outlined below. The impact of changes in loan status, such as delinquency and time in repayment, is incorporated into the quarterly allowance for loan loss calculation through our projection of defaults. The following table represents our loan origination metrics with respect to our Monogram-based portfolios held at Union Federal at March 31, 2014 and June 30, 2013, including those loans classified as held-for-sale:

	March 31, 2014	June 30, 2013
Weighted-average FICO score	747	752
Co-signers	81%	83%
Delinquent loans	1.47%	0.45%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

The following table provides information on the payment status of education loans held-to-maturity:

	March 31, 2014	As a percentage of total	June 30, 2013	As a percentage of total
	(dollars in thousands)
Principal of loans outstanding:
In basic forbearance	$917	4.5%	$439	0.7%
In school and in deferment	4,030	20.0	22,948	35.5
In repayment, including alternative payment plans, classified as:
Current: ≤30 days past due	14,505	71.9	40,724	63.0
Delinquent: >30 days past due, but ≤120 days past due	486	2.4	355	0.5
Delinquent: >120 days past due, but ≤180 days past due	124	0.6	79	0.1
In default: >180 days past due, but not yet charged-off	118	0.6	110	0.2

Total gross loan principal outstanding	$20,180	100.0%	$64,655	100.0%

Non-accrual loan principal (>120 days past due)	$242	1.2%	$189	0.3%
Past due loan principal (>90 days, but ≤120 days past due still accruing interest)	124	0.6	121	0.2
In alternative payment plans	1,127	5.6	784	1.2

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

(8) Mortgage Loans Held-to-Maturity

(a) Gross Mortgage Loans Outstanding

Through our bank subsidiary, Union Federal, we carry a portfolio of mortgage loans held-to-maturity. The following table summarizes the composition of the net carrying value of our mortgage loans held-to-maturity as of the dates indicated:

	March 31, 2014	June 30, 2013
	(dollars in thousands)
Gross loan principal outstanding	$15,518	$13,021
Allowance for loan losses	(471)	(440)
Deferred costs	61	48

Mortgage loans held-to-maturity, net of allowance	$15,108	$12,629

(b) Mortgage Loan Allowance for Loan Losses and the Related (Credit) Provision for Loan Losses

We recorded the following activity in the allowance for loan losses for mortgage loans:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning of period	$488	$604	$440	$498
(Credit) provision for loan losses	(42)	38	6	194
Charge-offs	(1)	—	(1)	(50)
Recoveries	26	—	26	—

Balance, end of period	$471	$642	$471	$642

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

	March 31, 2014	June 30, 2013
	(dollars in thousands)
Non-accrual loans:
Residential (1-4 family)	$1,020	$570
Commercial/mixed use	—	94
Accruing loans:
Accruing loans 30-59 days past due	442	560
Accruing loans 60-89 days past due	—	—

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

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	March 31, 2014
	Unpaid principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
	(dollars in thousands)
Residential (1-4) family	$1,458	$1,336	$191	$1,145	$224
Commercial/mixed use	120	120	—	120	34

	$1,578	$1,456	$191	$1,265	$258

There were two impaired residential (1-4) family loans totaling $191 thousand with no specific reserve at March 31, 2014. One of the impaired loans had no specific reserve due to partial charge-offs taken for the amount determined to be uncollectible and the other impaired loan had no specific reserve as the balance was supported by expected future cash flows.

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

The following tables present the average recorded investment in impaired loans and the related interest income recognized during the three and nine month periods indicated:

	Three months ended March 31,
	2014		2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
Residential (1-4) family	$1,460	$12	$1,737	$22
Commercial/mixed use	120	2	341	3

	$1,580	$14	$2,078	$25

	Nine months ended March 31,
	2014		2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(dollars in thousands)
Residential (1-4) family	$1,462	$40	$1,736	$55
Commercial/mixed use	149	5	286	11

	$1,611	$45	$2,022	$66

Troubled Debt Restructurings

TDRs are loans where Union Federal, for economic reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or non-accrual loans. As of March 31, 2014 and June 30, 2013, the total recorded investment in TDR loans, included in the impaired loan figures above, was $1.0 million and $1.1 million, respectively. Union Federal continued to accrue interest on all TDR loans except for five loans totaling $625 thousand as of March 31, 2014 and five loans totaling $664 thousand as of June 30, 2013. Union Federal assigned $186 thousand and $176 thousand of specific reserves to loans classified as TDRs as of March 31, 2014 and June 30, 2013, respectively. TDR loans were assigned specific reserves in accordance with our allowance for loan loss methodology.

No loan modifications were executed by Union Federal during the three month periods ended March 31, 2014 and 2013.

Union Federal executed two modifications to residential (1-4) family loans totaling $176 thousand during the nine month period ended March 31, 2014. One loan was a performing loan that was modified by reducing the interest rate to a below market rate. The second loan was a non-performing loan that was modified by reducing the interest rate as well as extending the term of the loan. Union Federal executed two modifications to non-performing residential (1-4) family loans totaling $261 thousand during the nine month period ended March 31, 2013. The loans were modified by reducing the interest rates as well as extending the terms of the loans.

The loan balances on each of the loans modified during the nine month periods ended March 31, 2014 and 2013 did not change significantly post modification.

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

Cash balances in the participation accounts earn interest at market rates applicable to commercial interest-bearing deposit accounts at each program lender. In addition, participation account administration fees are deposited directly by our lender clients into the applicable participation accounts. These fees represent compensation to us for providing the credit enhancement, and are distributed from the participation accounts to us monthly and are not eligible to be used as credit enhancement. Interest and fees deposited into the participation accounts are not recognized as revenue in our consolidated statements of operations. Instead, accretion due to discounting and other changes in fair value are recognized in revenue.

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

We carry participation accounts at fair value on our consolidated balance sheets. Fair value is equal to the amount of cash on deposit in the participation account adjusted for unrealized gains or losses. Due to the lack of availability of market prices for financial instruments of this type, we estimate unrealized gains and unrealized losses related to the participation accounts based on the net present value of expected future cash flows into and out of the account related to education loans originated as of our consolidated balance sheet dates, using an estimate of prepayments, defaults and recoveries, and the timing of the return of our capital, if any, at a discount rate commensurate with the risks and durations involved. We record changes in estimated fair value of participation accounts, if any, in non-interest revenues as part of administrative and other fees.

(10) Fair Value Measurements

(a) Financial Instruments Recorded at Fair Value on our Consolidated Balance Sheets

For financial instruments recorded at fair value on our consolidated balance sheets, we base that financial instrument’s categorization within the valuation hierarchy upon the lowest level of input that is significant to the fair value measurement. During the first nine months of fiscal 2014 and the first nine months of fiscal 2013, there were no transfers between the hierarchy levels.

The following is a description of the valuation methodologies used for financial instruments recorded at fair value on our consolidated balance sheets:

Investments Available-for-Sale

We utilize a third-party pricing vendor to provide valuations on our investments available-for-sale, which include GSE mortgage-backed securities and mortgage-backed securities issued by U.S. government agencies. Fair values as provided by the vendor are generally determined based upon available direct market data (including trades, covers, bids and offers) along with market data for similar securities (including indices and market research). Prepayment/default projections based on historical statistics of the underlying collateral and current market data are also used by the vendor in determining a price for the securities. Management regards the inputs and methods used by the third-party pricing vendor to be Level 2 inputs and methods in the valuation hierarchy. On a quarterly basis, or more frequently if warranted, we obtain a secondary source to assess the reasonableness of prices provided by our primary pricing vendor.

Participation Interest Account Deposits

We record participation account deposits at fair value using cash flow modeling techniques as they do not have available market prices. As such, we estimate fair value using the net present value of expected future cash flows. At both March 31, 2014 and June 30, 2013, the fair value of deposits for participation accounts was not materially different from the cash balance of the underlying interest-bearing deposits. These assets are classified within Level 3 of the valuation hierarchy. Our significant unobservable inputs are discussed below.

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

The following table presents financial instruments carried at fair value on our consolidated balance sheets, in accordance with the valuation hierarchy described above, on a recurring basis:

	March 31, 2014				June 30, 2013
	Level 1	Level 2	Level 3	Total carrying value	Level 1	Level 2	Level 3	Total carrying value
	(dollars in thousands)
Assets:
Investments available-for-sale	$—	$62,563	$—	$62,563	$—	$84,782	$—	$84,782
Deposits for participation interest accounts	—	—	21,472	21,472	—	—	13,147	13,147
Service revenue receivables	—	—	14,206	14,206	—	—	14,817	14,817

Total assets	$—	$62,563	$35,678	$98,241	$—	$84,782	$27,964	$112,746

The following table presents activity related to our financial assets categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine month periods ended March 31, 2014 and 2013. All realized and unrealized gains and losses recorded during the periods presented relate to assets still held at our consolidated balance sheet dates. There have been no transfers in or out of Level 3 of the hierarchy, or between Levels 1 and 2, for the periods presented.

	Three months ended March 31,
	2014		2013
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$20,552	$13,620	$9,637	$16,004
Realized and unrealized gains (losses)	(135)	1,366	(57)	838
Net contributions (distributions)	1,055	(780)	1,267	(1,187)

Fair value, end of period	$21,472	$14,206	$10,847	$15,655

	Nine months ended March 31,
	2014		2013
	Deposits for participation interest accounts	Service revenue receivables	Deposits for participation interest accounts	Service revenue receivables
	(dollars in thousands)
Fair value, beginning of period	$13,147	$14,817	$4,039	$16,341
Realized and unrealized gains (losses)	(323)	2,248	(180)	2,057
Net contributions (distributions)	8,648	(2,859)	6,988	(2,743)

Fair value, end of period	$21,472	$14,206	$10,847	$15,655

The following table presents additional quantitative information about the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value at March 31, 2014:

Asset	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range
	(dollars in thousands)
Deposits for participation interest accounts	$21,472	Discounted cash flows	Discount rate	8-15%
			Annual prepayment rates	5-12%
			Annual net recovery rates	2.67%
			Annual default rates	0-2.25%
Service revenue receivables	$14,206	Discounted cash flows	Discount rate	10-16%
			Annual prepayment rates	3-9%
			Annual net recovery rates	2-2.5%
			Annual default rates	1-10%

(b) Level 3 Inputs Used to Determine Fair Value

The unobservable inputs used to determine the fair value of our service revenue receivables and participation accounts include, but are not limited to, discount rates, prepayment rates, recovery rates and default rates. The forward London Interbank Offered Rate (LIBOR) curve is a key observable input utilized in determining the fair value of expected future cash flows from these assets. There have been no significant changes in these inputs from June 30, 2013.

Sensitivity to Changes in Assumptions

The service revenue receivables recorded at March 31, 2014 and June 30, 2013 were related to certain of the securitization trusts we previously facilitated. Substantially all of the loans held by these securitization trusts have guarantees from schools, and, in some cases, from a third-party bank. These guarantees help to partially mitigate the overall impact of defaults and sensitivity to changes in default activity to the residual interest and additional structural advisory fee holders. In addition, the recoveries on guaranteed defaults are returned back to the schools or banks, as applicable, not the residual interest and additional structural advisory fee holders, therefore, limiting the impact and sensitivity of the holders to recoveries. Further, due to the seasoning of these trusts, many of the residual interests and additional structural advisory fees have relatively short weighted-average lives and are currently cash-flowing, and, as such, are not significantly impacted by other assumptions, such as discount rates.

The fair value of our participation accounts may be impacted by changes in prepayment rates, net default rates, the forward LIBOR curve and the timing of capital releases, if any.

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

Mortgage Loans Held-to-Maturity

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy for our financial instruments not measured at fair value on our consolidated balance sheets at March 31, 2014 and June 30, 2013:

	Carrying	Estimated	Fair Value Measurements
March 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$104,706	$104,706	$104,706	$—	$—
Short-term investments	43,172	43,172	43,172	—	—
Restricted cash	77,815	77,815	77,815	—	—
Education loans held-for-sale	21,852	22,617	—	22,617	—
Education loans held-to-maturity, net of allowance	18,846	18,699	—	—	18,699
Mortgage loans held-to-maturity, net of allowance	15,108	14,991	—	—	14,991
Financial Liabilities:
Time deposits	$24,319	$24,543	$—	$24,543	$—
Savings, checking and money market deposits	139,356	139,356	139,356	—	—
Restricted funds due to clients	77,713	77,713	77,713	—	—

June 30, 2013	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$81,910	$81,910	$81,910	$—	$—
Short-term investments	55,179	55,179	55,179	—	—
Restricted cash	87,338	87,338	87,338	—	—
Education loans held-to-maturity, net of allowance	62,996	63,197	—	—	63,197
Mortgage loans held-to-maturity, net of allowance	12,629	12,538	—	—	12,538

June 30, 2013	Carrying	Estimated	Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial Liabilities:
Time deposits	$38,922	$39,273	$—	$39,273	$—
Savings, checking and money market deposits	125,055	125,055	125,055	—	—
Restricted funds due to clients	86,994	86,994	86,994	—	—

(11) Goodwill and Intangible Assets

(a) Cology LLC

Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers during the second quarter of fiscal 2013. We recorded a customer list intangible asset of $5.7 million for the approximately 250 credit union and other lender clients that the Cology Sellers did business with as of the acquisition date along with $518 thousand of goodwill. Our customer list intangible asset is being amortized over a 15-year period on a straight line basis. We expect amortization expense related to the Cology LLC intangible asset to be approximately $377 thousand per year. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through March 31, 2014.

(b) TMS

We completed our acquisition of TMS during fiscal 2011. We recorded goodwill of $22.2 million at the acquisition date. On June 30, 2011, TMS sold a portfolio of K-12 school contracts to Nelnet Business Solutions, Inc. in a transaction that eliminated $2.6 million of goodwill and decreased our customer list intangible asset by $4.1 million. As a result, $19.5 million of goodwill remained at both March 31, 2014 and June 30, 2013 and the adjusted cost basis of our customer list intangible was $17.9 million. The customer list intangible asset is being amortized over a 15-year period on a straight line basis. We expect amortization of the intangible asset and goodwill to be fully deductible for income tax purposes over a 15-year period. We recorded no goodwill or intangible asset impairment through March 31, 2014.

(c) Intangible Assets

Intangible assets at March 31, 2014 consisted of the following:

	Amortization period	Adjusted cost basis	Accumulated amortization	Net
	(in years)	(dollars in thousands)
Intangible assets:
Customer list	15	$23,600	$(4,454)	$19,146
Technology	6	4,400	(2,727)	1,673
Tradename	15	1,950	(422)	1,528

Total intangible assets at March 31, 2014		$29,950	$(7,603)	$22,347

Amortization expense recorded for the first nine months of fiscal 2014 was $1.8 million.

Estimated annual amortization expense for the remainder of fiscal 2014 and each fiscal year thereafter is as follows:

	Customer list	Technology	Tradename	Total
	(dollars in thousands)
Estimated amortization expense:
Remainder of 2014	$393	$152	$33	$578
2015	1,573	608	130	2,311
2016	1,573	608	130	2,311
2017	1,573	305	130	2,008
2018	1,573	—	130	1,703
Thereafter	12,461	—	975	13,436

Total	$19,146	$1,673	$1,528	$22,347

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

The determination of whether or not to accrue a liability, if any, requires a significant amount of judgment and entails by necessity, the need to incorporate estimates. We have considered the requirements of ASC 740, Income Taxes, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at March 31, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments, and we believe we have a strong position as it relates to this matter; however, we cannot predict the timing or the outcome of the IRS audit. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond in order to prevent collection of the tax deficiency.

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

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of March 31, 2014, we had accrued a total of $25.7 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. We plan to file an appeal on this matter with the ATB. We expect the outcome for the 2008 and 2009 tax years to be influenced by the SJC’s decision on our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months primarily due to the SJC’s decision to hear our appeal. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

(b) Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s Chief Financial Officer and one of FMD’s Managing Directors. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In December 2013, the court appointed a lead plaintiff and lead counsel. On February 20, 2014, an amended complaint was filed by the lead plaintiff and contained similar allegations as the earlier complaint. On April 7, 2014, we filed a motion to dismiss the amended complaint. Plaintiff’s opposition to our motion to dismiss is due to be filed in May 2014. A class has not been certified in the action as of May 8, 2014.

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

The defendants in each action intend to vigorously defend themselves. There can be no assurance, however, that the defense will be successful, and adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations. In addition, the costs associated with the defenses will be incurred by FMD. We are not presently able to estimate potential losses, if any, related to the lawsuits and, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could be material to our consolidated financial statements.

(c) NC Residuals Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery against NC Residuals Owners Trust (NC Residuals) and The Wilmington Trust Company in its capacity as owner trustee (the Owner Trustee) of certain of the securitization trusts that we previously facilitated (the GATE Trusts). The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN, and seeks declaratory relief and specific performance.

GATE, a former subsidiary of FMD, was the owner of certain beneficial interests in the GATE Trusts as well as certain beneficial interests in certain other securitization trusts that we previously facilitated (the NCSLT Trusts). GATE assigned and transferred all of its interests in the GATE Trusts to FMD pursuant to a transfer and assignment agreement. After the transfer of its interests in the GATE Trusts to FMD, GATE’s remaining assets consisted of its interests in the NCSLT Trusts and it was statutorily converted into NC Residuals and, immediately thereafter, the Trust Certificate was sold.

As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of March 31, 2014, the value of the GATE Trusts on our consolidated balance sheet was $12.1 million and, through March 31, 2014, the GATE Trusts had generated cash distributions of $5.0 million, of which $1.3 million is currently being withheld.

We are vigorously pursuing all of our claims in this matter. There can be no assurance, however, that our claims will be successful, and adverse developments and/or an adverse resolution could have a material adverse effect on our consolidated financial position and results of operations.

(d) Indemnifications—Sale of FMDS

In connection with the sale of our trust administrator, First Marblehead Data Services, Inc. (FMDS), in the third quarter of fiscal 2012, we have agreed to indemnify the buyer for breaches of representations, warranties and covenants, subject to certain terms, conditions and exceptions.

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

The buyer’s rights to indemnification would not be subject to the purchase price cap in the case of any breach or nonperformance by us of any of our covenants or obligations set forth in the purchase agreement. In addition, we have agreed to provide a separate, unconditional indemnity with regard to tax matters related to FMDS arising prior to the closing date, including the audit currently being conducted by the IRS, as discussed above. This special indemnity is also not subject to the purchase price cap. Finally, we have agreed to indemnify and defend the buyer from certain other specified matters. The buyer’s rights to such indemnification would be initially capped at the purchase price, and the applicable cap would then decrease over time. We believe that at the time of the sale of FMDS and at our consolidated balance sheet dates, the likelihood of making any payment under these indemnifications was remote. As such, the fair value of any such liability for the indemnifications would, therefore, also be immaterial to our consolidated financial statements.

(e) Performance Guaranty

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

(f) Indemnifications—Union Federal

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

(g) Indemnifications—Citizens Loan Sale

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

On March 28, 2014, Union Federal sold to Citizens, in the first of what is expected to be two closings, education loans from the portfolio with an aggregate outstanding principal balance of approximately $39.8 million. Union Federal received $43.1 million in sale proceeds, which was equal to 103.5% of the aggregate outstanding principal balance plus all accrued but unpaid interest of the purchased loans as of the calendar day immediately preceding the purchase date.

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

We were not aware of any contingencies existing at March 31, 2014 that were both probable and estimable for which we would record a reserve, nor can we estimate a range of possible losses at this time.

(h) Other

We are involved from time to time in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, there are no matters outstanding, other than those discussed above under “—Income Tax Matters,” “—Federal Class Action Lawsuits” and “—NC Residuals Owners Trust Litigation,” that could have a material adverse impact on our operations or financial condition.

(13) Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(dollars and shares in thousands, except per share amounts)
Net loss available and allocated to common shares outstanding	$(5,113)	$(8,789)	$(24,315)	$(35,004)
Net loss per basic and diluted common share	$(0.45)	$(0.79)	$(2.16)	$(3.30)
Basic and diluted weighted-average common shares outstanding	11,288	11,111	11,262	10,599

The following table presents the outstanding restricted stock units and stock options that were anti-dilutive, and, therefore, not included in the calculation of diluted earnings per common share:

	Weighted-average shares
	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Restricted stock units	427	376	397	350
Stock options	603	607	603	607

(14) Union Federal Regulatory Matters

Union Federal is a federally chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Union Federal’s equity capital was $25.5 million and $21.6 million at March 31, 2014 and June 30, 2013, respectively. During the nine months ended March 31, 2014, Union Federal received capital contributions of $450 thousand from FMD.

Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of March 31, 2014 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well capitalized	March 31, 2014	June 30, 2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	42.1%	25.2%
Total risk-based capital	8.0	10.0	43.1	26.0
Tier 1 (core) capital	4.0	5.0	13.4	11.7

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

Our product and service offerings focus on fee-based revenues and our long-term success depends on the continued development of our four principal revenue lines:

•	Partnered lending—We provide customized Monogram-based education loan programs for lenders who wish to hold originated portfolios to maturity. We may provide credit enhancements by funding participation interest accounts, which we refer to as participation accounts, or, in the case of FMD’s subsidiary Union Federal Savings Bank, which we refer to as Union Federal®, deposit accounts, to serve as a first-loss reserve for defaulted program loans. In consideration for funding participation accounts, we are entitled to receive a share of the interest income generated on the loans. We are paid for our origination and marketing services at the time approved education loans are disbursed and receive monthly payments for portfolio management services, credit enhancement and administrative services throughout the life of the loan.

•	Banking services—Union Federal offers traditional retail banking products, including residential and commercial mortgages, time deposits and money market demand accounts, on a stand-alone basis. In addition, Union Federal generates additional revenues by originating Monogram-based education loan portfolios, subject to regulatory conditions.

•	Capital markets—Our capital markets experience coupled with our loan performance database and risk analytics provide specialized insight into funding options available to our lender clients. We have a right of first refusal should one of our partner lenders wish to sell some or all of its education loan portfolio prior to maturity. In addition to traditional asset-backed securitizations, funding options may also include whole loan sales or other financing alternatives. We can also earn net interest income by retaining a portion of the equity in any of these transactions.

•	Fee-for-service—Loan origination, portfolio management, analytical and structuring services, tuition billing and payment processing and refund management services are each available on a stand-alone, fee-for-service basis. We offer outsourced tuition planning, tuition billing, refund management and payment technology services for universities, colleges and secondary schools through FMD’s subsidiary Tuition Management Systems, LLC, which we refer to as TMS. TMS provides such services on behalf of approximately 700 educational institutions. Through our subsidiary Cology LLC, we earn fees for the processing of education loans on behalf of its approximately 265 credit union and other lender clients.

Recent Developments

On May 6, 2014, we announced that we are considering strategic alternatives for Union Federal, including a potential liquidation. If we liquidate Union Federal, or if Union Federal otherwise ceases to be a subsidiary of FMD, FMD will cease to offer banking services through Union Federal.

We also announced on May 6, 2014 that FMD and its wholly owned subsidiary First Marblehead Education Resources, Inc., or FMER, had entered into a twelfth amendment with SunTrust Bank, effective as of May 1, 2014, to the loan program agreement dated as of April 20, 2010, as amended, among FMD, FMER and SunTrust Bank. The twelfth amendment, among other things, would allow SunTrust Bank to offer the Union Federal Private Student Loan Program, which program would be funded by SunTrust Bank, upon satisfaction of mutual conditions set forth in the twelfth amendment. One of the conditions included in the twelfth amendment is that Union Federal notifies FMD that it will no longer originate education loans under its Monogram-based loan program. Upon satisfaction of the conditions and the launch of the Union Federal Private Student Loan Program funded by SunTrust Bank, FMD and FMER would perform loan processing services, program support and portfolio management services, program administration services and production support services as well as provide credit enhancement for the Union Federal Private Student Loan Program pursuant to the SunTrust Bank loan program agreement, as amended, all on similar terms and conditions for SunTrust Bank’s other school-certified private education loan programs. We expect that the Union Federal Private Student Loan Program funded by SunTrust Bank would be effective by no later than June 30, 2014 and that Union Federal would cease originating loans under its Monogram-based loan program as of such effective date.

On January 23, 2014, FMD, Union Federal and RBS Citizens, N.A., or Citizens, entered into a loan purchase and sale agreement. Pursuant to the loan purchase and sale agreement, Union Federal agreed to sell to Citizens a portfolio of education loans at a purchase price equal to 103.5% of the aggregate outstanding principal balance of the education loans as of the applicable cut-off date for the sale plus any accrued but unpaid interest.

On March 28, 2014, Union Federal completed the first of what is expected to be two closings by selling to Citizens education loans with an aggregate outstanding principal balance of approximately $39.8 million. Union Federal received $43.1 million in sale proceeds and recognized a $1.4 million gain on the sale which was recorded in our consolidated statement of operations within other income.

The second closing is expected to occur prior to June 30, 2014, under the same terms of the first closing, subject to customary closing conditions. The education loans must continue to meet certain eligibility criteria, as set forth in the loan purchase and sale agreement, to be sold at the second closing. See Note 6, “Education Loans Held-for-Sale,” and Note 12, “Commitments and Contingencies—Indemnifications—Citizens Loan Sale,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Business Trends, Uncertainties and Outlook

The following discussion of business trends, uncertainties and outlook focuses on certain developments affecting our business since the beginning of fiscal 2014.

Loan Processing and Origination

Our Monogram platform provides us with an opportunity to originate, administer, manage and finance education loans, and our lender clients’ Monogram-based loan programs are a significant component of our return to the education financing marketplace. Through May 8, 2014, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including Union Federal. The education loans that we originate on behalf of our partner lender clients, excluding our subsidiary Union Federal, are not included on our consolidated balance sheets but, rather are included on the balance sheets of our partner lender clients. As such, none of the references in this quarterly report to education loans included on our consolidated balance sheets include the education loans processed by us on behalf of our partner lender clients.

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

The following table presents our loan facilitation metrics with respect to our Monogram-based loan programs for the three and nine months ended March 31, 2014 and 2013, as well as our loan facilitation metrics with respect to the education loans processed by Cology LLC for these periods, which with respect to the nine month period ended March 31, 2013 included only the period from its October 19, 2012 acquisition date through March 31, 2013. We use the term “facilitated loan” to mean an education loan that has been approved following receipt of all applicant data, including the signed credit agreement, required certifications from the school and applicant and any required income or employment verification. We use the term “disbursed loan” to mean a loan for which loan funds have been disbursed on behalf of the lender.

	Three months ended March 31,
	2014					2013
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total
	(dollars in thousands)
Facilitated Loans	$8,084	$2,606	$10,690	$60,856	$71,546	$12,182	$3,713	$15,895	$52,916	$68,811
Disbursed Loans	37,476	9,236	46,712	228,924	275,636	40,064	12,462	52,526	215,596	268,122

	Nine months ended March 31,
	2014					2013
	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC	Total	Partnered Lending	Union Federal	Monogram Loan Programs Total	Cology LLC (since acquisition)	Total
	(dollars in thousands)
Facilitated Loans	$80,563	$20,536	$101,099	$497,400	$598,499	$88,474	$29,100	$117,574	$102,650	$220,224
Disbursed Loans	85,136	21,728	106,864	510,342	617,206	89,270	31,409	120,679	273,896	394,575

Historically, we have processed the greatest loan application volume during the summer and early fall months, as students and their families seek to borrow money in order to pay tuition costs for the fall semester or the entire academic year. Facilitated volumes at Union Federal during the three and nine months ended March 31, 2014 declined as compared to the prior year periods, primarily as a result of our decision to invest less in loan acquisition costs, principally marketing, as we balance loan acquisition costs, capital requirements and other regulatory parameters of Union Federal.

The following table represents our loan origination metrics with respect to our Monogram-based portfolios held at Union Federal at March 31, 2014 and 2013, including those loans classified as held-for-sale:

	March 31,
	2014	2013
Weighted-average FICO score	747	752
Co-signers	81%	84%
Delinquent loans	1.47%	0.90%

The weighted-average FICO score is based on the maximum score of the borrower or co-signer at origination.

Portfolio Performance

Credit performance of consumer-related loans generally has been adversely affected by general economic conditions in the United States over the past six years. These conditions have included higher unemployment rates and deteriorating credit performance, including higher levels of education loan defaults and lower recoveries on such defaulted loans. Although these conditions have lessened to a certain extent recently, they may have a material adverse effect on consumer loan portfolio performance in the future. Our Monogram-based education loan portfolios are not yet fully exposed to significant adverse portfolio performance because a majority of these portfolios have yet to experience any significant seasoning. Consequently, in evaluating loan portfolio performance, we review projected gross default rates and projected post-default recovery rates. Further, we evaluate the loan portfolio performance of the securitization trusts that we previously facilitated for loans that have similar credit characteristics as the Monogram-based education loan portfolios.

Capital Markets

We believe that conditions in the capital markets generally improved in fiscal 2013 and during the nine months ended March 31, 2014 as compared to recent years. In particular, investors in asset-backed securities, or ABS, demonstrated increased interest in ABS backed by private education loans, resulting in a reduction in credit spreads applicable to these securities. We believe that these trends indicate that the economics of private education loan ABS are starting to become more attractive to issuers in the private education loan securitization marketplace. In fact, private and federal education loan ABS issuances combined exceeded $20.0 billion for the second calendar year in a row. However, we have not completed a securitization transaction since fiscal 2008 and if we execute a financing transaction in the capital markets, the structure and economics of any such transaction may be materially different from prior transactions that we have sponsored. Such differences may include lower revenues as a result of comparatively wider credit spreads and lower advance rates.

Uncertainties

Our near-term financial performance and future growth depends, in large part, on our ability to successfully and efficiently market our Monogram platform, Cology LLC offerings and TMS offerings so that we may grow and diversify our client base and revenues. Facilitated and disbursed loan volumes are key elements of our financial results and business strategy, and we believe that the results from the 2011-2012 and the 2012-2013 academic years as well as the 2013-2014 academic year to date demonstrate market demand for Monogram-based education loans.

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

In addition, our future financial results and liquidity position could be materially impacted by the proceedings related to our federal and state income tax returns, including any challenge to the tax refunds previously received as a result of the audit being conducted by the Internal Revenue Service, or IRS, as well as the possible inclusion of additional taxable income for such tax years under audit. See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report as well as “—Results of Operations—Three and Nine Months Ended March 31, 2014 and 2013—Overall Results—IRS Audit,” below for additional information.

Outlook

Our long-term success depends on our ability to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions. This is particularly true as the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. On May 6, 2014, we announced that we are considering strategic alternatives for Union Federal, including a potential liquidation. We also announced on May 6, 2014 that, subject to the satisfaction of mutual conditions, SunTrust Bank would offer the Union Federal Private Student Loan Program, which program would be funded by SunTrust Bank. One of the conditions to this arrangement is that Union Federal notifies FMD that it will no longer originate education loans under its Monogram-based loan program. We expect that the Union Federal Private Student Loan Program funded by SunTrust Bank would be effective by no later than June 30, 2014 and that Union Federal would cease originating loans under its Monogram-based loan program as of such effective date.

To date, we have entered into education loan program agreements based on our Monogram platform with four lender clients, including FMD’s subsidiary Union Federal. While we have demonstrated market demand for Monogram-based education loans, we are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where lenders continue to evaluate their education lending business models. Additionally, as one of our four partner lender clients provides the majority of our Monogram-based loan program fees, we are subject to concentration risk as it relates to this revenue stream until we are able to attract additional lender clients. We believe, however, that the credit quality characteristics and interest rates of the loan portfolios originated by us to date will be attractive to additional potential lender clients, as well as capital markets participants.

We are uncertain of the volume of education loans to be generated by the Monogram-based loan programs of our current lender clients, or any additional lender clients, including clients acquired through our acquisition in fiscal 2013 of a substantial portion of the operating assets of Cology, Inc. and its affiliates, which we refer to as the Cology Sellers. It is our view that returning to profitability will be dependent on a number of factors, including our loan capacity and related volumes, overall expense management and growth at TMS and Cology LLC and, if it continues to be a subsidiary of FMD, Union Federal, and the availability of financing alternatives, including our ability to successfully re-enter the securitization market. In particular, we need to generate loan volumes substantially greater than those that we have generated to date, as well as develop funding capacity for Monogram-based loan programs at loan volume levels greater than those of our current lender clients with lower credit enhancement levels and higher capital markets advance rates than those available today. We must also continue to achieve efficiencies in attracting applicants, through loan serialization or otherwise, in order to reduce our overall cost of acquisition. In the case of Cology LLC, we continue to provide loan processing services to the former customers of the Cology Sellers similar to the services provided to them by the Cology Sellers prior to the acquisition.

Any of the following factors could materially affect our financial results:

•	Changes in demand for education financing, which may be affected by changes in limitations established by the federal government on the amount of federal loans that a student can receive, the terms and eligibility criteria for loans and grants under federal or state government programs and legislation currently under consideration;

•	The extent to which our services and products, including our Monogram platform, Cology LLC offerings and TMS offerings, gain market share and remain competitive at pricing favorable to us;

•	The amount of education loan volume disbursed under our lender clients’ Monogram-based loan programs;

•	An adverse outcome in any challenge to federal tax refunds previously received in the amounts of $176.6 million and $45.1 million as a result of the audit of our past tax returns currently being conducted by the IRS, including as a result of the Notice of Proposed Adjustments, or NOPAs, we received from the IRS on September 10, 2013 that propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the NC Residual Owners Trust, or Trust Certificate, from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	An adverse outcome in the purported class action filed against FMD and certain of FMD’s officers in the United States District Court for the District of Massachusetts in August 2013 and the related derivative action filed against certain of FMD’s officers and certain current or former members of FMD’s Board of Directors in the United States District Court for the District of Massachusetts in October 2013 and any insurance that we may have does not cover this liability or proves to be insufficient;

•	Regulatory requirements applicable to Union Federal, TMS and FMD, including conditions and approvals relating to the Union Federal Private Student Loan Program, which limit Union Federal’s ability to fund education loans;

•	Conditions in the education loan financing market, including the costs or availability of financing, rating agency assumptions or actions, and market receptivity to private education loan asset-backed securitizations;

•	The underlying loan performance of the Monogram-based loan programs, including the net default rates, and the timing and amounts of receipt of excess credit enhancements, if any, that may be material to us;

•	The resolution of our appeal of the Massachusetts Appellate Tax Board, or ATB, order, which we refer to as the ATB Order, in the cases pertaining to our Massachusetts state income tax returns;

•	Application of critical accounting policies and estimates, which impact the carrying value of assets and liabilities, as well as our determinations to consolidate or deconsolidate a variable interest entity, or VIE;

•	Application of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, through the supervisory authority of the Consumer Financial Protection Bureau, or CFPB, which has the authority to regulate consumer financial products such as education loans, and to take enforcement actions against institutions marketing and selling consumer financial products under its supervision, such as Union Federal, and institutions that act as service providers to originators and processers of education loans, such as FMD’s subsidiaries FMER and Cology LLC;

•	Changes in applicable laws and regulations, which may affect the terms upon which lenders agree to make education loans, the terms of future portfolio funding transactions, including disclosure and risk retention requirements, recovery rates on defaulted education loans and the cost and complexity of our loan facilitation operations; and

•	Departures or long-term unavailability of key personnel.

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2014, there were no significant changes in our critical accounting policies from those disclosed in Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates.”

Results of Operations—Three and Nine Months Ended March 31, 2014 and 2013

Overall Results

The following table summarizes the results of our consolidated operations:

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2014	2013	2014 - 2013	2014	2013	2014 - 2013
	(dollars in thousands)
Revenues:
Net interest income:
Interest income	$1,760	$1,527	$233	$5,179	$4,087	$1,092
Interest expense	(362)	(406)	44	(1,122)	(1,020)	(102)

Net interest income	1,398	1,121	277	4,057	3,067	990
(Provision) credit for loan losses	(5)	(70)	65	(27)	50	(77)

Net interest income after (provision) credit for loan losses	1,393	1,051	342	4,030	3,117	913
Non-interest revenues:
Tuition payment processing fees	7,883	7,466	417	23,469	22,264	1,205
Administrative and other fees	4,122	3,437	685	11,111	9,238	1,873
Fair value changes to service revenue receivables	1,366	838	528	2,248	2,057	191

Total non-interest revenues	13,371	11,741	1,630	36,828	33,559	3,269

Total revenues	14,764	12,792	1,972	40,858	36,676	4,182
Total non-interest expenses	20,612	21,626	1,014	65,616	71,236	5,620

Loss from operations	(5,848)	(8,834)	2,986	(24,758)	(34,560)	9,802
Other income (expense):
Net realized losses on sales of investments available-for-sale	(161)	—	(161)	(161)	—	(161)
Other income	1,392	421	971	1,673	702	971

Total other income	1,231	421	810	1,512	702	810

Loss from operations, before income taxes	(4,617)	(8,413)	3,796	(23,246)	(33,858)	10,612
Income tax expense	496	376	(120)	1,069	1,146	77

Net loss	$(5,113)	$(8,789)	$3,676	$(24,315)	$(35,004)	$10,689

The net loss for the three months ended March 31, 2014 was $5.1 million, or $0.45 per share, compared to a net loss of $8.8 million, or $0.79 per share, for the three months ended March 31, 2013. The improvement in the net loss was primarily attributable to a $2.0 million increase in total revenues, a $1.0 million decline in non-interest expenses and an $810 thousand increase in total other income during the three months ended March 31, 2014 as compared to the prior year period.

The net loss for the nine months ended March 31, 2014 was $24.3 million, or $2.16 per share, compared to a net loss of $35.0 million, or $3.30 per share, for the nine months ended March 31, 2013. The improvement in the net loss was primarily attributable to a $5.6 million decline in non-interest expenses, a $4.2 million increase in total revenues and an $810 thousand increase in total other income during the nine months ended March 31, 2014 as compared to the prior year period.

Net Interest Income after (Provision) Credit for Loan Losses

Net interest income after (provision) credit for loan losses for the three and nine months ended March 31, 2014 increased by $342 thousand and $913 thousand, respectively, as compared to the three and nine months ended March 31, 2013. The increase in net interest income for the three and nine month periods was primarily the result of an improved net interest margin at Union Federal. The improved net interest margin for the three months ended March 31, 2014 was primarily driven by an increase in interest income resulting from education loans accounting for a larger percentage of total interest earning assets, as compared to cash and cash equivalents, which have lower yields. The improved net interest margin for the nine months ended March 31, 2014 was primarily driven by an increase in interest income resulting from education and mortgage loans accounting for a larger percentage of total interest earning assets, as compared to cash and cash equivalents, which have lower yields, coupled with higher yielding investment securities.

The provision for loan losses improved by $65 thousand for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This improvement was attributable to reductions in the education and mortgage loan provision for loan losses offset by higher cash recoveries received during the three months ended March 31, 2013, as compared to the three months ended March 31, 2014. The provision for loan losses increased by $77 thousand for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013. The change from a $50 thousand credit to a $27 thousand provision was due to lower cash recoveries received during the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

Non-Interest Revenues

Non-interest revenues included tuition payment processing fees earned by TMS, fee-for-service revenues for loan processing and origination and program support and fees related to our Monogram platform, as well as fair value changes related to service revenue receivables.

Non-interest revenues for the three months ended March 31, 2014 were $13.4 million, up $1.6 million from the three months ended March 31, 2013. The increase in non-interest revenues for the three months ended March 31, 2014 included increases of $528 thousand in fair value changes in service revenue receivables, $417 thousand in Monogram-based fee revenues and $417 thousand in tuition management fees.

Non-interest revenues for the nine months ended March 31, 2014 were $36.8 million, up $3.3 million from the nine months ended March 31, 2013. The increase in non-interest revenues for the nine months ended March 31, 2014 included a $2.1 million increase in fee income from Cology LLC, an increase of $1.6 million in Monogram-based fee revenues and an increase of $1.2 million in tuition management fees. These increases were partially offset by $2.0 million in lower revenues from special servicing. Cology LLC completed its acquisition of a substantial portion of the operating assets of the Cology Sellers in October 2012 and, as a result, the nine month period ended March 31, 2013 included fee income only for the period from the date of acquisition through March 31, 2013.

For the three and nine month periods ended March 31, 2014, the increase in Monogram-based fee revenues was primarily the result of increased loan portfolio balances at our partner lender clients and the increase in tuition management fees was primarily due to increased credit card payment processing.

Fair value changes to service revenue receivables We record our service revenue receivables at fair value on our consolidated balance sheets. At March 31, 2014, our service revenue receivables consisted of additional structural advisory fees and residual receivables and represent the estimated fair value of our service revenue receivables expected to be collected over the life of the various separate securitization trusts that have purchased education loans facilitated by us, with no further service obligations on our part.

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

Non-Interest Expenses

The following table reflects the composition of non-interest expenses:

	Three months ended March 31,		Change between periods better (worse)	Nine months ended March 31,		Change between periods better (worse)
	2014	2013	2014 - 2013	2014	2013	2014 - 2013
	(dollars in thousands)
Compensation and benefits	$9,513	$10,454	$941	$28,404	$29,663	$1,259
General and administrative:
Third-party services	3,297	2,931	(366)	11,576	11,603	27
Depreciation and amortization	1,360	1,165	(195)	3,996	3,159	(837)
Marketing	134	687	553	1,411	4,569	3,158
Occupancy and equipment	2,751	2,910	159	8,402	8,782	380
Servicer fees	52	192	140	410	550	140
Merchant fees	1,976	1,630	(346)	6,411	5,456	(955)
Trust-related special servicing expenses	—	—	—	—	1,639	1,639
Other	1,529	1,657	128	5,006	5,815	809

Total general and administrative	11,099	11,172	73	37,212	41,573	4,361

Total non-interest expenses	$20,612	$21,626	$1,014	$65,616	$71,236	$5,620

Total number of employees at period end	285	332	(47)

Compensation and Benefits Compensation and benefits expenses for the three and nine months ended March 31, 2014 were $9.5 million and $28.4 million, respectively. The decrease of $941 thousand for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily driven by lower salaries expense due to a decline in headcount.

The decrease of $1.3 million for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 was primarily due to lower salaries and severance expense, partially offset by an increase in non-cash compensation for restricted stock units.

General and Administrative General and administrative expenses for the three and nine months ended March 31, 2014 decreased by $73 thousand and $4.4 million, respectively, when compared to the same periods a year ago. The decrease of $4.4 million for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 was primarily driven by a $3.2 million decline in marketing costs coupled with a $1.6 million decrease in trust-related special servicing expenses as a result of the cessation of our special servicing obligations for certain of the securitization trusts that we previously facilitated. Included in third-party services expense for the three and nine months ended March 31, 2014 were professional fees totaling $336 thousand and $1.8 million, respectively, for the ongoing IRS audit, as discussed below.

Other Income

Total other income was $1.2 million for the three months ended March 31, 2014, up $810 thousand from $421 thousand for the three months ended March 31, 2013. Total other income was $1.5 million for the nine months ended March 31, 2014, up $810 thousand from $702 thousand for the nine months ended March 31, 2013. The increase for the three and nine month periods ended March 31, 2014 was primarily due to the $1.4 million gain recognized on the sale of education loans to Citizens on March 28, 2014.

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

Income tax expense for the three months ended March 31, 2014 and 2013 was $496 thousand and $376 thousand, respectively. Income tax expense for the nine months ended March 31, 2014 and 2013 was $1.1 million in each period. Income tax expense was primarily related to interest accruals for the Massachusetts state income tax matter and state income tax expense incurred for Union Federal.

Beginning in fiscal 2011, we no longer had any taxable income in prior periods to offset current period net operating losses for federal and state income tax purposes. As a result, we recorded a net operating loss carryforward asset as of March 31, 2014 and June 30, 2013, totaling $54.9 million and $45.0 million, respectively, for which we recorded a full valuation allowance.

Under current law, we do not have remaining taxes paid within available net operating loss carryback periods, and it is more likely than not that our deferred tax assets will not be realized through future reversals of existing temporary differences or available tax planning strategies. Accordingly, we have determined that a valuation allowance was necessary for all of our deferred tax assets not scheduled to reverse against existing deferred tax liabilities as of March 31, 2014 and June 30, 2013. We will continue to review the recognition of deferred tax assets on a quarterly basis.

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

The NOPAs are proposed recommendations of the reviewing agent in the IRS field office and, as such, are initial IRS positions and not final determinations, and, as a result, do not require any tax payment at the time of issuance. We have considered the requirements of Accounting Standards Codification, or ASC, 740, Income Taxes, or ASC 740, and the impact of the NOPAs, along with other information supporting our overall tax position, in our assessment of the ultimate outcome of this matter with the IRS, and based on our analysis, we did not record an accrual related to this matter in our unaudited consolidated financial statements at March 31, 2014. Such an accrual, if it becomes necessary, could be significant and material to our consolidated financial statements.

We are vigorously contesting the proposed adjustments, and we believe we have a strong position as it relates to this matter; however, we cannot predict the timing or outcome of the IRS audit. The process of resolving this issue, which may include an appeals process with the IRS and litigation in the U.S. Tax Court and the U.S. Court of Appeals, may extend over multiple years depending on how it progresses through the IRS and, if necessary, the courts. Assuming this matter advances unresolved through the IRS’ administrative process and the courts, we are not required to make tax payments, if any, until the matter is fully resolved, which may be several years from now. However, if we receive an unfavorable outcome from the U.S. Tax Court and appeal, we must post a bond in order to prevent collection of the tax deficiency.

Financial Condition

Total assets decreased $35.0 million, or 7.4%, to $437.3 million at March 31, 2014 from $472.3 million at June 30, 2013. Total stockholders’ equity decreased by $21.4 million, or 11.9%, to $158.0 million at March 31, 2014 from $179.3 million at June 30, 2013 primarily due to the net loss for the period of $24.3 million. The changes in our financial position from June 30, 2013 to March 31, 2014 are discussed in detail below.

Cash, Cash Equivalents and Short-term Investments

We had combined cash, cash equivalents and short-term investments of $147.9 million and $137.1 million at March 31, 2014 and June 30, 2013, respectively. At March 31, 2014, FMD and its non-bank subsidiaries held $73.6 million in interest-bearing and non-interest-bearing deposits, money market funds and certificates of deposit with highly-rated financial institutions. Union Federal held a total of $74.3 million in interest-bearing and non-interest-bearing deposits and money market funds at March 31, 2014. Union Federal is subject to restrictions on the payment of dividends without prior approval from the Office of the Comptroller of the Currency, or the OCC.

The increase of $10.8 million was primarily a result of $52.6 million in proceeds received on the sale of education loans held-for-sale and investments available-for-sale during the three months ended March 31, 2014, partially offset by $20.4 million to fund operations, $8.3 million in additional deposits for participation accounts, $8.6 million related to net investments in available-for-sale securities, education loans and mortgage loans at Union Federal and $1.9 million for purchases of property and equipment.

Restricted Cash

At March 31, 2014, restricted cash on our consolidated balance sheets was $77.8 million, of which $75.9 million was held by TMS. Restricted cash at June 30, 2013 was $87.3 million, of which $86.7 million was held by TMS.

Restricted cash held by TMS represents tuition payments collected from students or their families on behalf of educational institutions. These cash balances are held in escrow under a trust agreement for the benefit of TMS’ educational institution clients and are generally subject to cyclicality, tending to peak in August of each school year, early in the enrollment cycle, and to decrease in May, the end of the school year. Over the last 12 months, TMS’ restricted cash balances ranged from a high of $327.0 million during August 2013 to a low of $38.8 million during May 2013. At times, TMS may deposit a portion of restricted cash in a deposit account at Union Federal. Such deposit is governed by a trust agreement between TMS and a third-party trustee. Subject to the capital requirements and other laws, regulations, and restrictions applicable to Union Federal, the cash that is deposited with Union Federal in connection with the tuition payment plans is not restricted and, accordingly, would not be included in restricted cash in our consolidated financial statements. Union Federal did not hold any TMS funds at March 31, 2014 or June 30, 2013. Restricted cash held by Cology LLC represents loan origination proceeds and loan payments which it collects and disburses on behalf of its lender clients. Restricted cash held by our other subsidiaries relates to recoveries on defaulted education loans collected on behalf of clients as well as undistributed loan origination proceeds. We record a liability on our consolidated balance sheets representing tuition payments due to our TMS clients, loan origination proceeds and loan payments due to our Cology LLC clients and recoveries on defaulted education loans and education loan proceeds due to clients.

Investments Available-for-Sale

Investments classified as available-for-sale are reported at fair value at our consolidated balance sheet dates. Our investment portfolio provides a source of short-term liquidity for Union Federal. Investments available-for-sale principally consisted of mortgage-backed federal agency securities held by Union Federal at both March 31, 2014 and June 30, 2013. The investments available-for-sale decreased by $22.2 million from $84.8 million at June 30, 2013 to $62.6 million at March 31, 2014 primarily due to the sale of $11.5 million of securities during the three month period ended March 31, 2014 coupled with $10.3 million of principal repayments received during the nine month period ended March 31, 2014. The portfolio generated net unrealized losses of $787 thousand and $742 thousand at March 31, 2014 and June 30, 2013, respectively, which was recognized in other comprehensive income (loss), a component of stockholders’ equity.

See Note 5, “Investments Available-for-Sale,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Loans

The table below presents the net carrying value of loans as of the dates indicated. During the second and third quarters of fiscal 2014, we reclassified a net $57.8 million of education loans from held-to-maturity to held-for-sale in connection with the loan purchase and sale agreement that FMD and Union Federal entered into with Citizens on January 23, 2014. At June 30, 2013, all education loans were classified as held-to-maturity. At March 31, 2014 and June 30, 2013, we classified substantially all mortgage loans as held-to-maturity.

	March 31, 2014	June 30, 2013
	(dollars in thousands)
Education loans held-for-sale	$21,852	$—
Education loans held-to-maturity, net	18,846	62,996
Mortgage loans held-to-maturity, net	15,108	12,629

See Note 6, “Education Loans Held-for-Sale,” Note 7, “Education Loans Held-to-Maturity,” and Note 8, “Mortgage Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Education Loan Losses

The following is a roll forward of the net carrying value of education loans held-to-maturity:

	Three months ended March 31,
	2014			2013
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$20,710	$(1,460)	$19,250	$52,125	$(1,464)	$50,661
Disbursements of principal to borrowers	1,474	—	1,474	12,466	—	12,466
Principal receipts from borrowers	(752)	—	(752)	(1,074)	—	(1,074)
Interest capitalized on loans in deferment and forbearance	49	—	49	55	—	55
Provision for loan losses	—	(45)	(45)	—	(26)	(26)
Reserves reclassified from interest receivable for capitalized interest	1	(1)	—	4	(4)	—

	Three months ended March 31,
	2014			2013
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Reclassification of education loans from held-to-maturity to held-for-sale, net	(1,130)	—	(1,130)	—	—	—
Net charge-offs:
Charge-offs	(201)	201	—	(30)	30	—
Recoveries from borrowers	29	(29)	—	82	(82)	—

Net charge-offs	(172)	172	—	52	(52)	—

Balance, end of period	$20,180	$(1,334)	$18,846	$63,628	$(1,546)	$62,082

	Nine months ended March 31,
	2014			2013
	Gross loans outstanding	Allowance for loan losses	Net carrying value	Gross loans outstanding	Allowance for loan losses	Net carrying value
	(dollars in thousands)
Balance, beginning of period	$64,655	$(1,659)	$62,996	$34,404	$(1,309)	$33,095
Disbursements of principal to borrowers	14,853	—	14,853	31,413	—	31,413
Principal receipts from borrowers	(4,664)	—	(4,664)	(2,832)	—	(2,832)
Interest capitalized on loans in deferment and forbearance	716	—	716	255	—	255
(Provision) credit for loan losses	—	(155)	(155)	—	151	151
Reserves reclassified from interest receivable for capitalized interest	10	(10)	—	26	(26)	—
Reclassification of education loans from held-to-maturity to held-for-sale, net	(55,036)	136	(54,900)	—	—	—
Net charge-offs:
Charge-offs	(423)	423	—	(86)	86	—
Recoveries from borrowers	69	(69)	—	448	(448)	—

Net charge-offs	(354)	354	—	362	(362)	—

Balance, end of period	$20,180	$(1,334)	$18,846	$63,628	$(1,546)	$62,082

To estimate the allowance for loan losses on our Monogram-based loan portfolio, we utilized specific default and recovery rates projected for our Monogram-based loan portfolio over the 12-month loss confirmation period. The projections were then modified to incorporate actual delinquency roll rates for the first six months of the loss confirmation period. Our default experience with this loan portfolio is limited by the seasoning of the portfolio; however, we have utilized our historical database and experience in projecting the level of defaults, recoveries and delinquency roll rates of our Monogram-based loan portfolio relying in part on historical results from our securitization trusts that we previously facilitated for loans that have similar credit characteristics to those in our Monogram-based loan portfolio.

At March 31, 2014 and June 30, 2013, there were $242 thousand and $189 thousand, respectively, of education loans that were in non-accrual status and no education loans that had specific reserves. These loans included $61 thousand and $42 thousand, at March 31, 2014 and June 30, 2013, respectively, of loans that were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform. For loans greater than 180 days past due, but not yet charged-off, our policy is to evaluate the loans under ASC 310, Receivables, for a specific reserve. At March 31, 2014, there were $118 thousand of education loans that were greater than 180 days past due, of which $99 thousand were Monogram-based education loans issued through Union Federal.

Loans which were transferred by Union Federal to an indirect subsidiary of FMD in 2009, prior to the launch of our Monogram platform, were fully reserved for at March 31, 2014 and June 30, 2013.

See Note 7, “Education Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Allowance for Mortgage Loan Losses

Through Union Federal, we carry a portfolio of mortgage loans held-to-maturity. We establish a general allowance for loan losses for mortgage loans that have similar risk profiles. The allowance allocation factor for the general reserve is based on the historical net charge-off rate, which is then adjusted for current qualitative or environmental factors that are probable to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the portfolio on an ongoing basis. In addition, we establish a specific allowance for loan losses when a loan is deemed to be impaired. Management estimates the credit loss by comparing the loan’s carrying value against either (1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price or (3) the expected net realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

The following table summarizes the activity in the allowance for loan losses for mortgage loans:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning of period	$488	$604	$440	$498
(Credit) provision for loan losses	(42)	38	6	194
Charge-offs	(1)	—	(1)	(50)
Recoveries	26	—	26	—

Balance, end of period	$471	$642	$471	$642

See Note 8, “Mortgage Loans Held-to-Maturity,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

Deposits for Participation Interest Accounts

We record deposits for participation accounts at fair value on our consolidated balance sheets. Deposits for participation accounts increased by $8.3 million over the nine months ended March 31, 2014, primarily due to increased funding for fiscal 2014 education loan volume.

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

At March 31, 2014, our net intangible assets balance was $22.3 million, of which $17.2 million related to TMS and $5.1 million related to Cology LLC. During the nine months ended March 31, 2014, we recorded amortization expense of $1.5 million related to TMS and $282 thousand related to Cology LLC.

Contractual Obligations

Our consolidated contractual obligations consist of commitments under operating leases. During the three month period ended March 31, 2014, we extended the lease for one of the two floors of our Boston, Massachusetts (Boylston St.) location. The lease term was extended by one year to March 31, 2015 and the overall square footage of that floor is 26,296. The cost of the one year extension is $1.0 million, of which $250 thousand will be paid prior to June 30, 2014 and the remaining $750 thousand will be paid in fiscal 2015.

Other than the extension of the lease noted above, at March 31, 2014, there were no material changes from the contractual obligations disclosed under Item 7 of Part II of our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Contractual Obligations.”

Total Stockholders’ Equity

Total stockholders’ equity decreased from $179.3 million at June 30, 2013 to $157.9 million at March 31, 2014 primarily as a result of our net loss of $24.3 million, partially offset by an increase of $3.7 million in additional paid-in capital related to stock compensation.

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

Consolidated Average Balance Sheet

The following tables reflect our consolidated average balance sheets, net interest income and yields earned and paid on interest-earning assets and interest-bearing liabilities:

	Three months ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$50,347	$17	0.13%	$128,670	$46	0.14%
Short-term investments	48,211	40	0.34	50,884	69	0.55
Interest-bearing restricted cash	18,025	7	0.15	17,724	6	0.14
Investments available-for-sale	74,183	380	2.05	84,417	389	1.84
Education loans held-for-sale	55,528	800	5.84	—	—	—
Education loans held-to-maturity	21,864	366	6.80	59,379	906	6.19
Mortgage loans held-to-maturity	15,414	150	3.89	11,396	111	3.90

Total interest-earning assets	283,572	1,760	2.52	352,470	1,527	1.76
Non-interest-bearing cash	752			1,035
Allowance for loan losses and lower of cost or fair value adjustments	(1,897)			(2,071)
Other assets	197,401			149,445

Total assets	$479,828			$500,879

Liabilities:
Time and savings account deposits	$29,688	$67	0.92%	$51,937	$139	1.08%
Money market account deposits	132,409	294	0.90	94,925	239	1.02
Other interest-bearing liabilities	96	1	5.55	1,880	28	6.13

Total interest-bearing liabilities	162,193	362	0.91	148,742	406	1.11
All other liabilities	157,689			152,738

Total liabilities	319,882			301,480
Stockholders’ equity	159,946			199,399

Total liabilities and stockholders’ equity	$479,828			$500,879

Total interest-earning assets	$283,572			$352,470

Net interest income		$1,398			$1,121

Net interest margin			2.00%			1.29%

	Nine months ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	(dollars in thousands)
Assets:
Interest-bearing cash and cash equivalents	$60,837	$75	0.16%	$127,234	$147	0.15%
Short-term investments	49,780	142	0.38	58,334	255	0.58
Interest-bearing restricted cash	12,596	14	0.14	21,016	36	0.23
Investments available-for-sale	79,152	1,185	2.00	77,228	1,094	1.89
Education loans held-for-sale	18,239	800	5.84	—	—	—
Education loans held-to-maturity	53,799	2,540	6.29	48,207	2,247	6.21
Mortgage loans held-to-maturity	14,650	423	3.85	10,158	308	4.04

Total interest-earning assets	289,053	5,179	2.39	342,177	4,087	1.59
Non-interest-bearing cash	1,102			1,046
Allowance for loan losses and lower of cost or fair value adjustments	(2,033)			(2,005)
Other assets	208,735			158,591

Total assets	$496,857			$499,809

Liabilities:
Time and savings account deposits	$34,836	$250	0.96%	$51,009	$405	1.06%
Money market account deposits	127,836	847	0.88	65,512	512	1.04
Other interest-bearing liabilities	559	25	5.95	2,263	103	6.07

Total interest-bearing liabilities	163,231	1,122	0.92	118,784	1,020	1.14
All other liabilities	167,042			171,272

Total liabilities	330,273			290,056
Stockholders’ equity	166,584			209,753

Total liabilities and stockholders’ equity	$496,857			$499,809

Total interest-earning assets	$289,053			$342,177

Net interest income		$4,057			$3,067

Net interest margin			1.87%			1.19%

Analysis of changes in net interest income

	Change between periods for three months ended March 31,
	2014 - 2013
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(25)	$(4)	$(29)
Short-term investments	(2)	(27)	(29)
Interest-bearing restricted cash	1	—	1
Investments available-for-sale	(53)	44	(9)
Education loans held-for-sale	800	—	800
Education loans held-to-maturity	(629)	89	(540)
Mortgage loans held-to-maturity	39	—	39

Total interest income			233

Time and savings account deposits	52	20	72
Money market account deposits	(83)	28	(55)
Other interest-bearing liabilities	24	3	27

Total interest expense			44

Net increase in net interest income			$277

	Change between periods for nine months ended March 31,
	2014 - 2013
	Due to change in
	Volume	Rate	Net change
	(dollars in thousands)
Interest-bearing cash and cash equivalents	$(81)	$9	$(72)
Short-term investments	(24)	(89)	(113)
Interest-bearing restricted cash	(9)	(13)	(22)
Investments available-for-sale	29	62	91
Education loans held-for-sale	800	—	800
Education loans held-to-maturity	265	28	293
Mortgage loans held-to-maturity	129	(14)	115

Total interest income			1,092

Time and savings account deposits	117	38	155
Money market account deposits	(413)	78	(335)
Other interest-bearing liabilities	76	2	78

Total interest expense			(102)

Net increase in net interest income			$990

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

Net cash used in operating activities for the nine months ended March 31, 2014 was $30.5 million, compared with net cash used in operating activities of $42.4 million for the nine months ended March 31, 2013. The $11.9 million decrease in cash used was principally the result of a $10.7 million lower net loss coupled with an overall reduction of $3.0 million in accounts payable funding as compared to the nine months ended March 31, 2013. These sources of cash were partially offset by increased funding for participation accounts of $1.5 million.

We anticipate continuing to receive fees related to loan processing and origination and portfolio management services as well as fees related to Monogram-based loan programs. We believe that our unrestricted existing cash, cash equivalents and investments, coupled with the management of our expenses and these fees, will be adequate to fund our operating losses in the short term as we seek to expand our client and revenue base over the short and long term. We are uncertain, however, as to whether we will be successful in selling our Monogram platform to additional lenders or how much loan volume may be originated by current or any additional lenders in the future.

Net cash provided by investing activities for the nine months ended March 31, 2014 was $54.3 million, compared with net cash used in investing activities of $20.2 million for the nine months ended March 31, 2013. The increase of $74.5 million in net cash provided by investing activities was primarily due to $52.6 million of proceeds from the sales of education loans held-for-sale and investments available-for-sale during the nine months ended March 31, 2014, coupled with $4.7 million of net cash paid for the acquisition of a substantial portion of the operating assets of the Cology Sellers during the nine months ended March 31, 2013. The improvement in cash was a result of higher net investments in education loans and investments available-for-sale totaling $37.9 million, partially offset by higher net proceeds from short-term investments of $22.9 million, in the prior year.

Net cash used in financing activities was $1.0 million for the nine months ended March 31, 2014 compared to net cash provided by financing activities of $80.7 million for the nine months ended March 31, 2013. The decline in cash provided by financing activities was primarily due to $81.1 million in decreased deposit activity for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

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

Our liquidity and capital funding requirements may depend on a number of factors, including:

•	Cash necessary to fund our operations, including the operations of Union Federal, TMS and Cology LLC, and capital expenditures;

•	The extent to which our services and products, including our Monogram platform, TMS offerings and Cology LLC offerings, gain market share and remain competitive at pricing levels favorable to us;

•	The results of the audit conducted by the IRS of our tax returns for fiscal 2007 through fiscal 2010, which could result in challenges to tax refunds previously received in the amounts of $176.6 million in connection with our sale of the Trust Certificate and the $45.1 million income tax refund received in October 2010. In connection with the IRS audit, on September 10, 2013, we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any;

•	The profitability of our Monogram platform, which is dependent on, among other things, the amount of loan volume our lender clients are able to generate and costs incurred to acquire such volume;

•	The extent to which we fund credit enhancement arrangements or contribute to credit facility providers in connection with our Monogram platform;

•	The ability to effectively and efficiently manage our expense base;

•	The ability to access wholesale financing opportunities;

•	The regulatory capital requirements applicable to Union Federal (see “—Support of Subsidiary Bank” below for additional information) as well as any capital contributions or credit enhancements FMD may make to Union Federal;

•	The resolution of our appeal of the ATB Order, which could also affect our state tax liabilities for fiscal 2008 and fiscal 2009; and

•	The timing, size, structure and terms of any securitization or other funding transactions that we structure, as well as the composition of the loan pool being securitized or sold.

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

Deposits

Union Federal has liabilities for retail time, money market and savings deposits accounts. The following table summarizes Union Federal’s time deposits greater than $100 thousand by maturity at March 31, 2014:

(dollars in thousands)
Within three months	$1,926
Three to six months	2,874
Six months to twelve months	1,222
Greater than twelve months	4,912

Total time deposits >$100 thousand	$10,934

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

Line of Credit

At March 31, 2014, through Union Federal, we had $65.4 million available for borrowing under an unused line of credit with the Federal Home Loan Bank of Boston. There were no borrowings outstanding under this line of credit at March 31, 2014 or June 30, 2013.

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

In accordance with the requirements of Regulation G promulgated by the SEC, the table below presents the most directly comparable GAAP financial measure, loss from operations, for the three and nine months ended March 31, 2014 and 2013 and reconciles the GAAP measure to the comparable non-GAAP financial metric:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
Loss from operations	$(4,617)	$(8,413)	$(23,246)	$(33,858)
Adjustments to loss from operations:
Fair value changes to service revenue receivables	(1,366)	(838)	(2,248)	(2,057)
Distributions from service revenue receivables	780	1,187	2,859	2,743
Depreciation and amortization	1,359	1,165	3,996	3,159
Stock-based compensation	795	1,072	3,688	3,221
Change in TMS deferred revenue	(1,765)	(1,618)	(2,296)	(2,528)
Additions to property and equipment	(532)	(474)	(1,916)	(2,661)
Other	(359)	67	(1,187)	(380)

Non-GAAP net operating cash usage	$(5,705)	$(7,852)	$(20,350)	$(32,361)

“Net operating cash usage” for the three months ended March 31, 2014 improved by $2.1 million, or 27%, compared to the three months ended March 31, 2013. The decrease of $2.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was largely the result of a decrease in non-interest cash expenses of $932 thousand driven principally by a decrease of $664 thousand in cash based compensation and benefits expenses and a decrease of $268 thousand in general and administrative expenses.

“Net operating cash usage” for the nine months ended March 31, 2014 improved by $12.0 million, or 37%, compared to the nine months ended March 31, 2013. The decrease of $12.0 million for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 was largely the result of a decrease in non-interest cash expenses of $6.9 million driven principally by a decrease of $5.2 million in general and administrative expenses coupled with a decrease of $1.7 million in cash based compensation.

Support of Subsidiary Bank

Union Federal is a federally chartered thrift that is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in initiation of certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our liquidity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Federal must meet specific capital guidelines that involve quantitative measures of Union Federal’s assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classifications, however, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Union Federal’s equity capital was $25.5 million at March 31, 2014, up from $21.6 million at June 30, 2013. FMD made capital contributions of $450 thousand to Union Federal during the nine months ended March 31, 2014. Quantitative measures established by regulation to ensure capital adequacy require Union Federal to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets (each as defined in the regulations). As of March 31, 2014 and June 30, 2013, Union Federal was well capitalized under the regulatory framework for prompt corrective action.

Union Federal’s regulatory capital ratios were as follows as of the dates below:

	Regulatory Guidelines
	Minimum	Well Capitalized	March 31, 2014	June 30, 2013
Capital ratios:
Tier 1 risk-based capital	4.0%	6.0%	42.1%	25.2%
Total risk-based capital	8.0	10.0	43.1	26.0
Tier 1 (core) capital	4.0	5.0	13.4	11.7

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

Our risk-based interest-bearing assets are largely made up of our investments available-for-sale, education loans and mortgage loans. The mix of fixed-rate versus variable-rate instruments for our investments available-for-sale and loan portfolios as of March 31, 2014 are presented in the table below:

March 31, 2014	Amount	Variable	% Variable	Fixed	% Fixed
	(dollars in thousands)
Investments available-for-sale	$62,563	$14,859	23.8%	$47,704	76.2%
Education loans held-for-sale	21,852	21,852	100.0	—	—
Education loans held-to-maturity	18,846	18,846	100.0	—	—
Mortgage loans held-to-maturity	15,108	3,289	21.8	11,819	78.2

	$118,369	$58,846	49.7%	$59,523	50.3%

As shown above, at March 31, 2014, our education loan portfolios consisted entirely of variable-rate loans that generally reprice in accordance with LIBOR. Additionally, approximately 24% of our investments available-for-sale and approximately 22% of our mortgage loan portfolio were also variable-rate instruments. As market rates increase or decrease, our variable-rate interest-bearing assets are likely to be immediately impacted while our interest-bearing liabilities would be slower to reprice. The balance of the interest-bearing assets in the table above were fixed-rate instruments. Of these fixed-rate instruments, approximately 80% were available-for-sale securities, which had a weighted-average life of 4.9 years. In addition to the interest-bearing assets in the table above, our interest-bearing assets included short-term investments of $43.2 million at March 31, 2014, which consisted of fixed-rate certificates of deposit that have maturities of less than one year.

Our interest-bearing liabilities consisted of customer deposits held at Union Federal, totaling $163.7 million at March 31, 2014. Of these deposits, approximately 85% were comprised of demand deposits, including savings deposits and money market deposits, which are generally subject to daily repricing. The remaining approximately 15% of customer deposits represented fixed-rate time deposits, of which approximately 34% had maturities in excess of 12 months from March 31, 2014.

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

Our investment decisions with respect to the interest rate characteristics of our interest-bearing assets are driven by the nature, volume and duration of our interest-bearing liabilities. Generally, our interest-bearing liabilities are either variable-rate instruments or are of a short duration, as discussed above. Accordingly, we generally seek to invest in interest-bearing assets that are subject to frequent repricing or are of limited duration. As noted above, approximately 22% of Union Federal’s mortgage loans, approximately 24% of its available-for-sale securities and all of its education loans had variable interest rates at March 31, 2014. Although these variable interest rate assets generally reprice more frequently and have longer duration than our deposits, interest rate risk with respect to net interest revenues is mitigated by similarities in the interest rate and market risks underlying loan and deposit pricing. We invest our excess cash primarily in money market funds, federal funds sold, time deposits with original maturities of less than one year and U.S. federal agency mortgage-backed securities.

Management regularly reviews a wide variety of interest rate shift scenario results in order to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve. The changes contemplated in these interest rate scenarios would result in immaterial changes to our overall results, largely as a result of a high percentage of assets that possess variable interest rates. However, increases in interest rates may have an adverse impact on our consolidated balance sheets as the fixed-rate portion of our investments available-for-sale portfolio, which accounts for the majority of our fixed-rate instruments, could continue to experience unrealized losses, which are recorded in other comprehensive income, a component of stockholders’ equity. This interest rate risk is mitigated due to the relatively short weighted-average life of our investments available-for-sale portfolio.

We use current market interest rates and our expectations of future interest rates to estimate the fair value of our service revenue receivables. We believe that this approach adequately reflects the interest rate risk inherent in those estimates.

Item 4.	Controls and Procedures

Our management, with the participation of FMD’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, FMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability, including interest, in fiscal 2013 but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. As of March 31, 2014, we had accrued a total of $25.7 million, including interest, related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. We plan to file an appeal on this matter with the ATB. We expect the outcome for the 2008 and 2009 tax years to be influenced by the SJC’s decision on our appeal of the ATB’s findings. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

It is reasonably possible that our liability for this uncertain tax benefit may increase or decrease within the next 12 months primarily due to the SJC’s decision to hear our appeal. However, we cannot reasonably estimate a range of potential changes in such benefit as the outcome of the appeal is subject to uncertainty.

Federal Class Action Lawsuits

On August 28, 2013, a purported class action was filed in the United States District Court for the District of Massachusetts against FMD, Daniel Meyers, FMD’s Chief Executive Officer and Chairman of the FMD Board of Directors, and Kenneth Klipper, FMD’s Chief Financial Officer and one of FMD’s Managing Directors. The action is entitled Smith v. The First Marblehead Corp. et al., Civ. A. No. 13-cv-12121-PBS (D. Mass.). The plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements concerning our corporate income tax filings. The complaint alleges various claims under the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper. In December 2013, the court appointed a lead plaintiff and lead counsel. On February 20, 2014, an amended complaint was filed by the lead plaintiff and contained similar allegations as the earlier complaint. On April 7, 2014, we filed a motion to dismiss the amended complaint. Plaintiff’s opposition to our motion to dismiss is due to be filed in May 2014. A class has not been certified in the action as of May 8, 2014.

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

The defendants in each action intend to vigorously defend themselves. There can be no assurance, however, that the defense will be successful, and adverse developments and/or an adverse resolution of either lawsuit could have a material effect on our consolidated financial position and results of operations, which could, in turn, have a negative effect on the price of our common stock. In addition, the costs associated with the defenses will be incurred by FMD. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits and, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows.

NC Residual Owners Trust Litigation

On April 2, 2014, FMD filed a complaint in the Delaware Court of Chancery, or Chancery Court, against NC Residuals Owners Trust, which we refer to as NC Residuals, and The Wilmington Trust Company in its capacity as owner trustee, which we refer to as the Owner Trustee, of certain of the securitization trusts that we previously facilitated, which we refer to as the GATE Trusts. The action is entitled The First Marblehead Corporation v. NC Residuals Owners Trust, et. al., C.A. No. 9500-VCN, and seeks declaratory relief and specific performance as described below.

GATE, a former subsidiary of FMD, was the owner of certain beneficial interests in the GATE Trusts as well as certain beneficial interests in certain other securitization trusts that we previously facilitated, which we refer to as the NCSLT Trusts. GATE assigned and transferred all of its interests in the GATE Trusts to FMD pursuant to a transfer and assignment agreement. As part of that agreement, GATE agreed to, among other things, execute and deliver all documents that may be necessary to transfer, assign and deliver to and vest in FMD ownership of the GATE Trusts on the records of the Owner Trustee.

After the transfer of its interests in the GATE Trusts to FMD, GATE’s remaining assets consisted of its interests in the NCSLT Trusts. After the transfer of its interests in the GATE Trusts to FMD, GATE was statutorily converted into NC Residuals and, immediately thereafter, the Trust Certificate was sold.

From 2009 until late 2013, FMD received regular cash distributions as the beneficial owner of the GATE Trusts and has continually reflected the GATE Trusts on its consolidated balance sheets. As of March 31, 2014, the value of the GATE Trusts on our consolidated balance sheet was $12.1 million and, through March 31, 2014, the GATE Trusts had generated cash distributions of $5.0 million, of which $1.3 million is currently being withheld. As of July 2013, the Owner Trustee had not received documentation required to transfer ownership on the records of the Owner Trustee of the GATE Trusts to FMD and the Owner Trustee’s books and records still reflected that GATE was the beneficial owner of the GATE Trusts. FMD requested that NC Residuals, as successor to GATE, execute certain documents necessary to cause FMD to become properly reflected as the GATE Trusts’ registered owner in the Owner Trustee’s books and records, in accordance with NC Residuals’ obligations under the transfer and assignment agreement. NC Residuals has refused to comply with FMD’s request and has claimed ownership of the GATE Trusts and has also demanded that FMD deliver to it trust certificates reflecting ownership of the GATE Trusts and all cash distributions received on or after March 31, 2009 related to the GATE Trusts.

FMD has requested that the Chancery Court:

•	Declare that FMD has the right to receive the cash distributions with respect to the GATE Trusts pursuant to the transfer and assignment agreement;

•	Declare that FMD is entitled to all rights, title and interest in the GATE Trusts and that NC Residuals has no such rights, title or interest; and

•	Issue an order requiring specific performance by NC Residuals of its obligations under the transfer and assignment agreement to execute and deliver all documents required to properly register FMD as the owner of the GATE Trusts on the records of the Owner Trustee.

We are vigorously pursuing all of our claims in this matter and we believe we have a strong position as it relates to this matter. There can be no assurance, however, that our claims will be successful, and adverse developments or an adverse resolution could have a material adverse effect on our consolidated financial position and results of operations.

There were no material developments during the third quarter of fiscal 2014 in the matter entitled “Internal Revenue Service Audit” included in Item 1 of Part II of our quarterly report on Form10-Q for the quarterly period ended September 30, 2013. For additional information, see Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

We have updated the risk factors described in this Item 1A to reflect financial and operating information for the most recently completed fiscal quarter. In addition, we have made material changes to the following risk factors as compared to the version disclosed in Item 1A of Part I of our Annual Report under the heading “Risk Factors”:

•	Challenges exist in implementing revisions to our business model.

•	We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

•	We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

•	Our liquidity could be adversely affected if the sale of the Trust Certificate does not result in the tax consequences that we expect or if we are unable to successfully resolve the pending state tax matters.

•	We have guaranteed the performance of Union Federal’s obligations under two loan purchase and sale agreements and have agreed to provide an indemnity for third-party claims on behalf of Union Federal under an indenture. We may incur substantial costs if we have to perform obligations of Union Federal or indemnify third parties, which could have a material adverse effect on our liquidity or financial condition.

•	We are subject to, or will become subject to, new supervision and regulations which could increase our costs of compliance and alter our business practices.

•	Recent legislative proposals could affect the ability of an owner of an education loan to receive all of the principal and interest due, including proposals to change the non-dischargeability of education loans in bankruptcy, the obligation of borrowers who die or become disabled and the obligation of borrowers whose financial circumstances make repayment difficult. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partner lender clients, and adversely affect the overall desirability of private education loan assets to investors.

•	The price of our common stock may be volatile.

In addition, we added the following risk factors:

•	We are involved in litigation related to the ownership of the GATE Trusts. Adverse developments or an adverse resolution of this matter could have a material adverse effect on our consolidated financial position and results of operations.

•	Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers, which could impact us as both a provider of services to financial institutions as well as a consumer of such services by third-party service providers.

•	Our recently effected reverse stock split could impair the value of your investment or adversely affect the market liquidity of our common stock.

In addition, we deleted the following risk factors:

•	We may be unable to integrate our business successfully and realize all of the anticipated benefits of our acquisition of a substantial portion of the operating assets of the Cology Sellers.

•	We may be required to consolidate and deconsolidate VIEs in the future, which would result in significant changes to the presentation of our consolidated financial statements and may result in increased volatility in our reported financial condition and results of operations.

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

We are uncertain as to the degree of market acceptance that our Monogram platform will achieve, particularly in the current economic and regulatory environment where there has been reluctance by many lenders to focus on education lending opportunities. Through May 8, 2014, we have entered into loan program agreements with four lender clients for Monogram-based loan programs, including FMD’s subsidiary Union Federal. The process of negotiating loan program agreements can be lengthy and complicated. Both the timing and success of contractual negotiations are unpredictable and partially outside of our control, and we cannot assure you that we will successfully identify potential clients or ultimately reach acceptable terms with any particular party with which we begin negotiations.

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

Our business model depends on our ability to facilitate Monogram-based education loan volumes substantially in excess of those that we have originated to date and those contemplated by our current lender clients’ Monogram-based loan programs. We have been required to expend capital to support loan volume under our Monogram platform. Specifically, a portion of the loan volume to date under our Monogram platform has been originated by FMD’s subsidiary Union Federal and we have been further required to provide credit enhancements for Monogram-based loans originated by certain of our lender clients by funding participation accounts or, in the case of Union Federal, deposit accounts, to serve as a first-loss reserve for defaulted program loans. On May 6, 2014, we announced that we are considering strategic alternatives for Union Federal, including a potential liquidation. We also announced on May 6, 2014 that, subject to the satisfaction of mutual conditions, SunTrust Bank would offer the Union Federal Private Student Loan Program, which program would be funded by SunTrust Bank. One of the conditions to this arrangement is that Union Federal notifies FMD that it will no longer originate education loans under its Monogram-based loan program. We expect that the Union Federal Private Student Loan Program funded by SunTrust Bank would be effective by no later than June 30, 2014 and that Union Federal would cease originating loans under its Monogram-based loan program as of such effective date. While we believe that we have sufficient capital resources to continue to provide such support to our Monogram platform under our business model, our ability to return to profitability while maintaining appropriate levels of liquidity will be predicated, in part, on our ability to fund participation accounts at levels lower than we are today, as well as the availability of higher capital markets advance rates than are available today.

We will need to facilitate substantial loan volume, achieve market acceptance of our Monogram platform and TMS’ offerings and continue to manage our expenses, among other things, in order to return to profitability.

Our ability to achieve and sustain profitability is dependent on many factors. Primarily, we believe that the following must occur in order for us to return to profitability:

•	We need to facilitate loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our current lender clients’ Monogram-based loan programs. Because the revenues that we expect to generate for Monogram-based loan programs will depend in part on the size, credit mix and actual performance of our lender clients’ loan portfolios, it is difficult for us to forecast the level or timing of our revenues or cash flows with respect to our Monogram platform generally or a specific lender client’s Monogram-based loan program.

•	We need to attract additional lender clients, or otherwise obtain additional sources of interim or permanent financing, such as securitizations or alternative financing transactions, particularly given that one of our four partner lender clients provides the majority of our Monogram-based loan program fees, which subjects us to concentration risk as it relates to this revenue stream. Additionally, the level of loan originations for the Union Federal Private Student Loan Program is subject to regulatory limits that are based upon the overall size of Union Federal’s balance sheet and Union Federal’s capital levels, as determined by FMD. As a result, Union Federal’s business plan includes a limit on the amount of education loans to be held on its balance sheet, and any material change to Union Federal’s business plan would be subject to regulatory conditions as well as prior regulatory approval for any interim or permanent financing of education loan portfolios held by Union Federal, including future securitization transactions. Consequently, we cannot assure you that Union Federal will be able to serve as a meaningful funding lender in the future for Monogram-based loan programs. On May 6, 2014, we announced that we are considering strategic alternatives for Union Federal, including a potential liquidation. If we liquidate Union Federal, or if Union Federal otherwise ceases to be a subsidiary of FMD, FMD will cease to offer banking services through Union Federal We also announced on May 6, 2014 that, subject to the satisfaction of mutual conditions, SunTrust Bank would offer the Union Federal Private Student Loan Program, which program would be funded by SunTrust Bank. One of the conditions to this arrangement is that Union Federal notifies FMD that it will no longer originate education loans under its Monogram-based loan program. We expect that the Union Federal Private Student Loan Program funded by SunTrust Bank would be effective by no later than June 30, 2014 and that Union Federal would cease originating loans under its Monogram-based loan program as of such effective date.

•	Deployment of our Monogram platform, and disbursed loan volume under our lender clients’ Monogram-based loan programs, has been limited, and we will need to gain widespread market acceptance of our Monogram platform among lenders, and of our lender clients’ Monogram-based loan programs among borrowers, in order to improve our long-term financial condition, results of operations and cash flow. If we do not succeed in doing so, we may need to re-evaluate our business plans and operations.

•	Deployment of TMS’ refund management services and its Student Account Center product has been limited, and we will need to gain widespread market acceptance of our refund management services and Student Account Center product among TMS’ existing clients as well as new clients, in order to improve our long-term financial condition, results of operations and cash flow.

•	We need to continue to actively manage our expenses in the current economic environment to better align costs with our current business. In the past we have engaged in cost reduction initiatives and we may need to engage in similar cost reduction initiatives in the future. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences. If we are unable to successfully manage our expenses and run our business in a cost-effective manner, our results of operations would be harmed and it may impact our return to profitability.

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

We have made deposits pursuant to our credit enhancement arrangements and agreed to provide periodic supplemental deposits, up to specified limits, during the disbursement periods under our loan program agreements based on the credit mix and volume of disbursed program loans and adjustments to default projections for program loans. To the extent that outstanding loan volume decreases as a result of repayments, or if actual loan volumes or default experience are less than our funded amounts, we are eligible to receive periodic releases of funds. The timing and amount of releases, if any, from the participation accounts are uncertain and vary among the loan programs. As of March 31, 2014, the fair value of our funded credit enhancements was $21.5 million. We could lose some or all of the amounts that we have deposited, or will deposit in the future, in the participation accounts, depending on the performance of the portfolio of program loans. Such losses would weaken our financial condition and could damage business prospects for our Monogram platform.

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

As part of our previous cost reduction initiatives we have terminated employees, including members of senior management. Although we believe that our capital resources as of March 31, 2014, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. Insufficient funds could require us to, among other things, terminate additional employees, which could, in turn, place additional strain on any remaining employees and could further disrupt our business, including our ability to grow and expand our business.

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

As of March 31, 2014, Pennsylvania Higher Education Assistance Agency, also known as AES and which we refer to as PHEAA, served as the sole loan servicer for our Monogram-based loan programs. Our arrangements with PHEAA allow us to avoid the overhead investment in servicing operations, but require us to rely on PHEAA to adequately service the education loans, including collecting payments, responding to borrower inquiries, effectively implementing servicing guidelines applicable to loans and communicating with borrowers whose loans have become delinquent. Reliance on PHEAA and other third parties to perform education loan servicing or collections subjects us to risks associated with inadequate, improper or untimely services. In the case of PHEAA, these risks include the failure to properly administer servicing guidelines, including forbearance programs, and failure to provide notice of developments in prepayments, delinquencies and defaults, and usage rates for forbearance programs, including alternative payment plans. In the case of third-party collection agencies, these risks include failure to properly administer collections guidelines and compliance with federal and state laws and regulations relating to interactions with debtors. If our relationship with PHEAA terminates, we would either need to expand our operations or develop a relationship with another loan servicer, which could be time consuming and costly. In such event, our business could be adversely affected.

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

We are involved in litigation related to the ownership of the GATE Trusts. Adverse developments or an adverse resolution of this matter could have a material adverse effect on our consolidated financial positions and results of operations.

In April 2014, we filed a complaint in Delaware Chancery Court against NC Residuals and the Owner Trustee for declaratory relief and specific performance related to NC Residuals’ wrongful claim to certain legal and beneficial interests in the GATE Trusts, and NC Residuals’ breach of certain of its contractual obligations. In particular, NC Residuals has claimed ownership of the GATE Trusts and also demanded delivery of all cash distributions received on or after March 31, 2009 related to the GATE Trusts. See Item 1, “Legal Proceedings,” included in Part II of this quarterly report for additional information regarding this matter. We are vigorously pursuing all of our claims in this matter and we believe we have a strong position as it relates to this matter. There can be no assurance, however, that our claims will be successful, and adverse developments with respect to, or an adverse resolution of, this matter could have a material adverse effect on our consolidated financial position and results of operations. In addition, we could incur substantial costs related to pursuing this litigation and it could divert our management’s attention from our operations.

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

In addition, we are involved in several matters relating to the Massachusetts tax treatment of GATE. We took the position in the ATB proceedings that GATE was properly taxable as a financial institution and not as a business corporation and was entitled to apportion its income under applicable provisions of Massachusetts tax law. The Massachusetts Commissioner of Revenue, or the Commissioner, took alternative positions: that GATE was properly taxable as a business corporation, or that GATE was taxable as a financial institution, but was not entitled to apportionment or was subject to 100% Massachusetts apportionment. In December 2009, the Commissioner made additional assessments of taxes, along with accrued interest, of approximately $11.9 million for GATE’s taxable years ended June 30, 2004, 2005 and 2006, and approximately $8.1 million for our taxable years ended June 30, 2005 and 2006. On November 9, 2011, the ATB issued the ATB Order which concurred with our position that GATE was a financial institution but disagreed with our methodology utilized to apportion income. In the third quarter of fiscal 2012, we made a $5.1 million payment that satisfied our obligation to the Massachusetts Department of Revenue for GATE’s taxable years ended June 30, 2004, 2005 and 2006. On April 17, 2013, the ATB issued the ATB Opinion. On July 22, 2013, we filed an appeal of certain of the ATB’s findings in the Massachusetts Appeals Court. The appeal of the ATB’s findings includes a refund claim with respect to the $5.1 million payment made in the third quarter of fiscal 2012. The Commissioner has decided not to appeal the ATB’s other findings. On December 18, 2013, the SJC notified us that it had elected to hear our appeal of the ATB’s findings and, as a result, our appeal will not be heard by the Massachusetts Appeals Court. The SJC has not set a date for the hearing for our appeal. If we are unsuccessful in an appeal of the ATB Order, we could be required to make additional tax payments for GATE’s taxable years ended June 30, 2008 and 2009, which could materially adversely affect our liquidity position. On August 6, 2013, the Massachusetts Department of Revenue delivered a notice of assessment for our taxable years ended June 30, 2008 and 2009. This assessment included approximately $822 thousand of additional tax liability and an assessment for penalties of $4.1 million. We accrued for the additional tax liability in fiscal 2013, including interest, but have not accrued for the penalties as we believe that it is more likely than not that the penalties will ultimately be abated, which is consistent with the Massachusetts Department of Revenue’s treatment of our taxable years ended June 30, 2004, 2005 and 2006. We had accrued a total income tax liability of $25.7 million, including interest, as of March 31, 2014 related to the 2008 and 2009 tax returns for GATE, which amount was included in income taxes payable on our consolidated balance sheet. On August 26, 2013, we filed an application to have the assessed amounts abated in full. On March 26, 2014, the Massachusetts Department of Revenue denied our application. We cannot predict the outcome of this matter or the timing of such payments, if any, at this time.

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

Our consolidated financial statements include a number of estimates, which reflect management’s judgments. Some of our estimates also rely on certain assumptions. The most significant estimates we make include income taxes relating to uncertain tax positions under ASC 740, the valuation of our service revenue receivables and deposits for participation accounts, our determination of goodwill and intangible asset impairment and the determination of which securitization trusts to consolidate.

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

We have guaranteed the performance of Union Federal’s obligations under two loan purchase and sale agreements and have agreed to provide an indemnity for third-party claims on behalf of Union Federal under an indenture. We may incur substantial costs if we have to perform obligations of Union Federal or indemnify third parties, which could have a material adverse effect on our liquidity or financial condition.

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

In connection with Union Federal’s sale of an education loan portfolio in March 2014 to Citizens, Union Federal agreed to repurchase education loans under certain circumstances. These repurchase obligations do not expire and are in addition to FMD’s indemnification obligations discussed below. Furthermore, FMD agreed to guarantee to Citizens the full and prompt performance by Union Federal of its obligations and agreements, including its loan repurchase obligations, under the loan purchase and sale agreement and agreed to indemnify Citizens against losses sustained as a result of any breach of Union Federal’s representations, warranties and covenants or any act or omission of Union Federal prior to the closing date for the loan sale. See Note 12, “Commitments and Contingencies—Indemnifications—Citizens Loan Sale,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information. If Union Federal were to default in the performance of any of its obligations or agreements under the loan purchase and sale agreement, including its loan repurchase obligations, FMD would be required to perform such obligations. We may also incur substantial costs in the event of an indemnification claim under the loan purchase and sale agreement. Any of these events could have a material adverse effect on our liquidity or financial condition.

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

Although we believe that our capital resources as of March 31, 2014, which include proceeds of tax refunds under audit, are sufficient to satisfy our operating needs for the succeeding 12 months, we cannot assure you that they will be sufficient. In particular, as we announced on August 15, 2013, as part of the audit process, we expected to receive a NOPA from the IRS. On September 10, 2013 we received two NOPAs from the IRS that contain the proposed adjustments that we announced on August 15, 2013. The NOPAs propose to disallow the loss that generated the tax refunds that we previously received as well as require us to include income from the Trust Certificate from the March 31, 2009 sale date through June 30, 2011 in our taxable income for such years. If the IRS’ positions are successful, the disallowance of the loss, coupled with the additional taxable income after the sale date through June 30, 2011, would create federal income tax adjustments that we estimate to be approximately $300.0 million, excluding interest until such matter is resolved and the assessment of penalties, if any. The NOPAs do not address tax years beyond June 30, 2011. See Note 12, “Commitments and Contingencies—Income Tax Matters,” in the notes to our unaudited consolidated financial statements included in Part I of this quarterly report for additional information.

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

At March 31, 2014, we had $20.1 million of goodwill and $22.3 million of intangible assets related to our acquisitions of TMS and a substantial portion of the operating assets of the Cology Sellers. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

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

Although our Monogram platform has been designed to generate recurring revenues with less dependence on the securitization market and third-party credit enhancement than our prior business model, a return to profitability is dependent on a number of factors, including the facilitation of loan volumes substantially in excess of those that we have originated to date, and substantially in excess of those contemplated by our current lender clients’ Monogram-based loan programs or other financing alternatives, expense management and growth at TMS, Cology LLC and, if it continues to be a subsidiary of FMD, Union Federal. Accordingly, our future financial results and growth may continue to be affected by our inability to structure securitizations or alternative financing transactions involving education loans on terms acceptable to us. In particular, such transactions may enable us to generate fee revenues or access and recycle capital previously deployed as credit enhancement for interim financing facilities. If we are able to facilitate securitizations in the near-term, we expect the structure and economics of the transactions to be substantially different from our past transactions, including lower revenues and lower advance rates.

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

The CFPB has significant rulemaking and enforcement powers and the potential reach of the CFPB’s broad new rulemaking powers and enforcement authority on the operations of financial institutions offering consumer financial products or services, including FMD, is currently unknown. In addition, the Dodd-Frank Act established a Student Loan Ombudsman within the CFPB, who, among other things, receives, reviews and attempts to resolve informally complaints from education loan borrowers. To date, the Student Loan Ombudsman has issued three Annual Reports, the first of which noted concerns that private education loan borrowers may not have fully understood all the terms and conditions of their different loans. As a result, we expect private education loan marketing practices to be carefully scrutinized. The 2013 Annual Report of the Student Loan Ombudsman analyzed complaints received by the CFPB regarding student loans during the prior year, noting trends in complaints related to payment processing, loan modification, treatment of military families and other servicing practices. The 2014 Annual Report of the Student Loan Ombudsman again analyzed complaints received by the CFPB regarding education loans during the prior year, noting trends in complaints related to servicing practices and focused on issues related to co-signers. As a result, we expect marketing and origination statements made regarding co-signers to receive additional scrutiny. As a result, we expect to see increased scrutiny of the entire life cycle of education loans by the CFPB and other regulatory and enforcement agencies.

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

The Department of Education is currently engaged in a negotiated rulemaking process with respect to Part 668 of its regulations, including Subpart K, which governs how an institution requests, maintains, disburses, and otherwise manages funds received under Title IV of the Higher Education Act. Among other things, there are current proposals under discussion in the rulemaking that would revise existing regulations to address the allowable methods and procedures for institutions to pay students their Title IV student aid credit balances. It is possible that any revised provisions, once adopted and implemented, will impede our ability to increase adoption of cards that we would provide, limit the fees we are able to charge on those cards, or provide for other regulation of the terms and conditions under which provide cards for that purpose.

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

Recent legislative proposals could affect the ability of an owner of an education loan to receive all of the principal and interest due, including proposals to change the non-dischargeability of education loans in bankruptcy, the obligation of borrowers who die or become disabled and the obligation of borrowers whose financial circumstances make repayment difficult. If the legislative proposals are enacted, it could adversely affect the loan portfolios under our Monogram platform, including loans for which we have provided credit enhancements with our partner lender clients, and adversely affect the overall desirability of private education loan assets to investors.

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

A majority of the lenders with which we work are federally insured banks and credit unions. As a result, they are able to charge the interest rates, fees and other charges available to the most favored lender in their home state. In addition, our lender clients or prospective lender clients may be chartered by the federal government and enjoy preemption from enforcement of state consumer protection laws. In providing our education loan services to our lender clients, we do not act as a lender, guarantor or loan servicer, and the terms of the education loans that we facilitate are regulated in accordance with the laws and regulations applicable to the lenders.

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

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short-selling more attractive, which could put additional downward pressure on the price of our common stock.

Stockholders that own large blocks of our common stock could substantially influence matters requiring approval by our stockholders and could limit your ability to influence the outcome of key transactions, including a change of control.

There are certain investors that hold large blocks of our common stock, which could impact the outcome of key transactions. In addition, our directors and executive officers owned approximately 9.5% of the outstanding shares of our common stock as of March 31, 2014, excluding shares issuable upon vesting of outstanding restricted stock units and shares issuable upon exercise of outstanding vested stock options. These stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

(c) Issuer Purchases of Equity Securities

The following table provides information as of and for the fiscal quarter ended March 31, 2014 regarding shares of our common stock that were repurchased under our 2003 stock incentive plan, as amended and restated, which we refer to as our 2003 Plan, and our 2011 stock incentive plan, as amended, which we refer to as our 2011 Plan:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1—31, 2014	3,492	$7.38	—	N/A
February 1—28, 2014	—	—	—	N/A
March 1—31, 2014	38	7.13	—	N/A

Total Purchases of Equity Securities(1)	3,530	$7.38	—	N/A

(1)	Participants in our 2003 Plan and our 2011 Plan may elect to satisfy tax withholding obligations upon vesting of restricted stock units by delivering shares of our common stock, including shares retained from the restricted stock units creating the tax obligation. Our 2003 Plan was approved by stockholders on November 16, 2009 and had an expiration date of September 14, 2013. Our 2011 Plan was approved by stockholders on November 14, 2011 and has an expiration date of November 14, 2021.

Item 6.	Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST MARBLEHEAD CORPORATION

Date: May 8, 2014	By:	/s/ Kenneth Klipper
Kenneth Klipper
Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)††	Loan Purchase and Sale Agreement, dated January 23, 2014, by and among Union Federal Savings Bank, RBS Citizens, N.A. and the Registrant*

10.1	Fourth Amendment to Indenture of Lease, dated March 31, 2014, between the Registrant and BP Prucenter Acquisition LLC

10.2(2)††	Twelfth Amendment to Loan Program Agreement, dated April 30, 2014, among the Registrant, First Marblehead Education Resources, Inc. and SunTrust Bank

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Calculation Linkbase Document

101.LAB	Taxonomy Label Linkbase Document

101.PRE	Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

††	Confidential treatment has been granted or requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2014.
(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.
*	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally copies of any omitted schedules upon request by the Securities and Exchange Commission.